Form 10-Q
period 1994-01-26
HEINZ H J CO
filed 1994-03-14
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 26, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to __________________



For the Nine Months Ended January 26, 1994         Commission File Number 1-3385


                              H. J. HEINZ COMPANY
             (Exact name of registrant as specified in its charter)


                      PENNSYLVANIA                                               25-0542520
             (State or other jurisdiction of                                  (I.R.S. Employer
             incorporation or organization)                                  Identification No.)

       600 Grant Street, Pittsburgh, Pennsylvania                                   15219
        (Address of Principal Executive Offices)                                 (Zip Code)

        Registrant's telephone number, including area code: 412-456-5700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No ____

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 23, 1994, was 251,743,151 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Nine Months        Nine Months
                                                                                Ended              Ended
                                                                           January 26, 1994  January 27, 1993*
                                                                           ----------------  -----------------
                                                                               FY 1994            FY 1993
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                   per Share Amounts)
Sales....................................................................   $     5,101,250    $     5,069,712
Cost of products sold....................................................         3,161,123          3,114,734
                                                                           ----------------  -----------------
Gross profit.............................................................         1,940,127          1,954,978
Selling, general and administrative expenses.............................         1,199,141          1,148,904
Gain on sale of confectionery and specialty rice businesses..............           127,001                 --
                                                                           ----------------  -----------------
Operating income.........................................................           867,987            806,074
Interest income..........................................................            25,455             21,567
Interest expense.........................................................           111,884            107,046
Other expense, net.......................................................            23,439             23,219
                                                                           ----------------  -----------------
Income before income taxes...............................................           758,119            697,376
Provision for income taxes...............................................           284,248            237,108
                                                                           ----------------  -----------------
Income before cumulative effect of
  accounting change......................................................           473,871            460,268
Cumulative effect of FAS No. 106 adoption................................                --           (133,630)
                                                                           ----------------  -----------------
Net income...............................................................   $       473,871    $       326,638
                                                                           ================  =================
Income per share:
Income before cumulative effect of
  accounting change......................................................   $          1.84    $          1.77
Cumulative effect of FAS No. 106 adoption................................                --               (.51)
                                                                           ----------------  -----------------
Net income per share.....................................................   $          1.84    $          1.26
                                                                           ================  =================
Cash dividends per share.................................................   $           .96    $           .87
                                                                           ================  =================
Average shares outstanding...............................................           257,527            259,685
                                                                           ================  =================

*Fiscal 1993 results have been restated to reflect the adoption of FAS No. 106.

                See Notes to Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months      Three Months
                                                                                 Ended             Ended
                                                                            January 26, 1994  January 27, 1993
                                                                            ----------------  ----------------
                                                                                FY 1994           FY 1993
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)
Sales.....................................................................   $     1,710,209   $     1,766,712
Cost of products sold.....................................................         1,039,063         1,065,531
                                                                            ----------------  ----------------
Gross profit..............................................................           671,146           701,181
Selling, general and administrative expenses..............................           423,804           415,805
                                                                            ----------------  ----------------
Operating income..........................................................           247,342           285,376
Interest income...........................................................            10,487             7,589
Interest expense..........................................................            37,138            43,330
Other expense, net........................................................             5,459             2,343
                                                                            ----------------  ----------------
Income before income taxes................................................           215,232           247,292
Provision for income taxes................................................            86,665            84,980
                                                                            ----------------  ----------------
Net income................................................................   $       128,567   $       162,312
                                                                            ================  ================
Net income per share......................................................   $           .50   $           .62
                                                                            ================  ================
Cash dividends per share..................................................   $           .33   $           .30
                                                                            ================  ================
Average shares outstanding................................................           257,527           259,685
                                                                            ================  ================

                See Notes to Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             January 26, 1994  April 28, 1993*
                                                                             ----------------  ---------------
                                                                                 FY 1994          FY 1993
                                                                               (Unaudited)
                                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents..................................................   $       130,260   $      68,432
Short-term investments, at cost which approximates market..................            41,718         155,872
Receivables, net...........................................................           745,507         978,935
Inventories................................................................         1,241,023       1,185,428
Prepaid expenses and other current assets..................................           254,824         234,744
                                                                             ----------------  --------------
     Total current assets..................................................         2,413,332       2,623,411
                                                                             ----------------  --------------

Property, plant and equipment..............................................         3,398,898       3,328,351
Less accumulated depreciation..............................................         1,240,647       1,166,140
                                                                             ----------------  --------------
     Total property, plant and equipment, net..............................         2,158,251       2,162,211
                                                                             ----------------  --------------

Investments, advances and other assets.....................................           627,745         665,073
Goodwill, net..............................................................           997,954       1,013,051
Other intangibles, net.....................................................           342,261         357,575
                                                                             ----------------  --------------
     Total other noncurrent assets.........................................         1,967,960       2,035,699
                                                                             ----------------  --------------

     Total assets..........................................................   $     6,539,543   $   6,821,321
                                                                             ================  ==============

*Summarized from audited fiscal year 1993 balance sheet.

                See Notes to Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             January 26, 1994  April 28, 1993*
                                                                             ----------------  ---------------
                                                                                 FY 1994          FY 1993
                                                                               (Unaudited)
                                                                                  (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt............................................................   $       755,427   $   1,570,462
Portion of long-term debt due within one year..............................            12,944          33,893
Accounts payable...........................................................           414,291         533,835
Salaries and wages.........................................................            63,768          76,624
Accrued marketing..........................................................            55,619         112,277
Other accrued liabilities..................................................           273,092         301,301
Restructuring reserves.....................................................            93,856         179,328
Income taxes...............................................................           139,463          58,623
                                                                             ----------------  --------------
     Total current liabilities.............................................         1,808,460       2,866,343
                                                                             ----------------  --------------

Long-term debt.............................................................         1,744,937       1,009,381
Deferred income taxes......................................................           206,589         195,128
Non-pension postretirement benefits........................................           222,084         221,684
Other liabilities..........................................................           191,947         207,789
                                                                             ----------------  --------------
     Total long-term debt and other liabilities............................         2,365,557       1,633,982
                                                                             ----------------  --------------

Shareholders' Equity:
Capital stock..............................................................            72,259          72,288
Additional capital.........................................................           168,107         170,308
Retained earnings..........................................................         3,587,146       3,356,399
Cumulative translation adjustments.........................................          (293,428)       (193,407)
                                                                             ----------------  --------------
                                                                                    3,534,084       3,405,588
Less:
  Treasury shares at cost (35,239,113 shares at January 26, 1994 and
     33,036,049 shares at April 28, 1993)..................................         1,134,874       1,046,905
  Unearned compensation relating to the ESOP...............................            33,684          37,687
                                                                             ----------------  --------------
     Total shareholders' equity............................................         2,365,526       2,320,996
                                                                             ----------------  --------------
     Total liabilities and shareholders' equity............................   $     6,539,543   $   6,821,321
                                                                             ===============  ===============

 *Summarized from audited fiscal year 1993 balance sheet.

                See Notes to Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months       Nine Months
                                                                                Ended             Ended
                                                                           January 26, 1994  January 27, 1993
                                                                           ----------------  ----------------
                                                                               FY 1994           FY 1993
                                                                                      (Unaudited)
                                                                                 (Thousands of Dollars)
Cash Provided by Operating Activities....................................    $      445,631    $       50,716
                                                                           ----------------  ----------------
Cash Flows from Investing Activities:
     Capital expenditures................................................          (195,102)         (315,621)
     Acquisitions, net of cash acquired..................................           (97,575)         (354,131)
     Proceeds from divestitures..........................................           255,574               800
     Purchases of short-term investments.................................          (252,832)         (146,680)
     Sales and maturities of short-term investments......................           336,271           159,344
     Investment in tax benefits, net.....................................             2,092           (30,986)
     Other items, net....................................................             3,252           (15,565)
                                                                           ----------------  ----------------
          Cash provided by (used for) investing activities...............            51,680          (702,839)
                                                                           ----------------  ----------------
Cash Flows from Financing Activities:
     Proceeds from long-term debt........................................               976           974,262
     Payments on long-term debt..........................................           (23,543)          (30,857)
     (Payments) proceeds from short-term debt, net.......................           (56,438)           22,612
     Dividends...........................................................          (243,124)         (220,599)
     Purchases of treasury stock.........................................          (110,651)         (113,167)
     Exercise of stock options...........................................            16,455            63,699
     Tax benefit from stock options exercised............................             3,495            13,336
     Other items, net....................................................             3,522             2,668
                                                                           ----------------  ----------------
          Cash (used for) provided by financing activities...............          (409,308)          711,954
                                                                           ----------------  ----------------
Effect of exchange rate changes on cash and cash equivalents.............           (26,175)          (22,315)
                                                                           ----------------  ----------------
Net increase in cash and cash equivalents................................            61,828            37,516
Cash and cash equivalents at beginning of year...........................            68,432            92,707
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period...............................    $      130,260    $      130,223
                                                                           ================  ================

                See Notes to Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended April 28, 1993 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)  The composition of inventories at the balance sheet dates was as follows:


                                                                                  January 26, 1994    April 28, 1993
                                                                                  ----------------    --------------
                                                                                      (Thousands of Dollars)
          Finished goods and work-in-process....................................   $       928,364     $    874,912
          Packaging material and ingredients....................................           312,659          310,516
                                                                                  ----------------    -------------
                                                                                   $     1,241,023     $  1,185,428
                                                                                  ================    =============

(5) The provision for income taxes consists of provisions for federal, state, U.S. possessions and foreign income taxes. The company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates. See Note 5 to the Consolidated Financial Statements on Page 33 of the company's 1993 Annual Report to Shareholders.

     On August 10, 1993, The Omnibus Budget Reconciliation Act of 1993 was enacted. Of most significance to the company are the increase in the U.S. federal statutory tax rate from 34% to 35% and the new provision allowing the tax deductibility of certain acquired intangibles. The tax law changes will not have a material effect on the results of operations of the company.

(6) On September 15, 1993, the company sold its confectionery business of Heinz Italia S.p.A. to Hershey Foods Corporation for approximately $133 million. The divestiture includes brand names, inventory and fixed assets. On August 20, 1993, the company sold its Near East specialty rice business to Golden Grain Company, a subsidiary of The Quaker Oats Company for approximately $80 million. The sale included trademarks, inventory and fixed assets, including the Leominster, Massachusetts plant, where Near East products are produced. The pretax gain on the divestitures totaled $127.0 million or $0.24 per share. On May 18, 1993, the company sold its Chico-San rice cake business to The Quaker Oats Company for approximately $39 million. The sale included brand names, inventory and Chico-San's Gridley, California plant. This divestiture did not have a material impact on the company's results of operations. Pro forma results of the company, assuming all of the above divestitures had been made at the beginning of each period presented, would not be materially different from the results reported.

(7) On September 7, 1993, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.5 billion, of which $750 million expire in September 1994, at which time it is anticipated that a new one year facility will be established. The remaining $750 million expire in August 1996. As a result, $750 million of the

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

     total $1.1 billion domestic commercial paper outstanding is classified as long-term debt at January 26, 1994. Fiscal year 1993 domestic line of credit agreements of $1.2 billion have been terminated. At fiscal year end 1993 total domestic commercial paper outstanding of $1.2 billion was classified as short-term debt.

(8) On July 1, 1993, the company purchased both the Moore's and Domani product lines from the Clorox Company of Oakland, California for approximately $90 million. The Moore's product range includes coated frozen foods, specifically breaded onion rings, breaded cheeses and vegetables. Domani offers frozen pasta, including manicotti, shells, tortellini, ravioli and lasagna. The acquisition strengthens the company's presence in the foodservice industry. The acquisition has been accounted for as a purchase and, accordingly, the assets and liabilities have been recorded at their fair market values as of the date of the acquisition. Pro forma results of the company, assuming this acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

(9) On October 7, 1992, the company purchased Wattie's Limited of Auckland, New Zealand from Goodman Fielder Wattie Limited of Sydney, Australia for approximately $300 million. The purchase price includes cash paid to Goodman Fielder Wattie Limited and other direct costs of the acquisition. The acquisition has been accounted for as a purchase and, accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of the acquisition. The operating results have been included in the consolidated operating results from the date of the acquisition forward. Wattie's Limited produces a broad range of grocery products, most of which hold leading market shares in New Zealand and which are also exported to Australia and Asia. See Note 2 to the Consolidated Financial Statements on page 32 of the company's 1993 Annual Report to Shareholders.

(10) In 1993, the company adopted Statement of Financial Accounting Standards
     (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS No. 106 requires that the accrual method of accounting for postretirement benefits other than pensions be used and the accrual period be based on the period that the employees render the services necessary to earn their postretirement benefits. Effective April 30, 1992, the company elected to recognize immediately the accumulated postretirement benefit obligation for active and retired employees resulting in an after-tax cumulative charge of $133.6 million (net of income tax benefit of $85.4 million), or $0.51 per share. As a result, the nine months 1993 results were restated. This charge has no effect on consolidated cash flows. See Note 11 to the Consolidated Financial Statements on page 39 of the company's 1993 Annual Report to Shareholders.

(11) During the third quarter of fiscal year 1994, the company approved the phase out of the company's contribution toward the payment of medical benefits for U.S. salaried and non-union hourly employees who retire on or after May 1, 1994. This plan curtailment did not materially impact the results of operations or financial position of the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS
            NINE MONTHS ENDED JANUARY 26, 1994 AND JANUARY 27, 1993

     For the nine months ended January 26, 1994, sales were $5,101.3 million, up $31.6 million or 1% from the same period last year. Contributing to the growth in sales were price increases (2%), volume increases (2%) and acquisitions, net of divestitures (2%). Offsetting these increases was the continued adverse impact of the strengthening U.S. dollar against most currencies, primarily the Italian Lira and the Pound Sterling, which reduced sales by 5%.

     Acquisitions included the purchase of Wattie's Limited of New Zealand (see
Note 9 to the Condensed Consolidated Financial Statements) and the Moore's and Domani product lines in the United States (see Note 8 to the Condensed Consolidated Financial Statements). Divestitures included the sale of the confectionery business of Heinz Italy, the sale of the Near East specialty rice business and the sale of the Chico-San rice cake business (see Note 6 to the Condensed Consolidated Financial Statements).

     Price increases were noted in several of the company's core products both domestically and overseas.

     Volume gains occurred in various Heinz Pet Products brands, Heinz baby food and foodservice products. Volume declines occurred in Weight Watchers brand products, Weight Watchers meeting operations and StarKist tuna.

     Gross profit decreased $14.8 million or 0.8% and the ratio of gross profit declined to 38.0% from 38.6% for the same period last year. The decline in the ratio was the result of: a disappointing performance in the company's Weight Watchers businesses (both meetings and foods) which were impacted by the Los Angeles earthquake, one of the worst winters in many years in the U.S. and declining classroom attendance, principally in the U.S.; a change in product mix; a change in profit mix resulting from recent acquisitions and divestitures; and the unfavorable impact of the strengthening dollar against most currencies. These factors were partially offset by a reduction in costs associated with the restructuring charges taken in the fourth quarter last year.

     Operating income increased $61.9 million or 7.7% and the ratio of operating income to net sales increased to 17.0% from 15.9%. The results included a $127.0 million gain from the sale of the confectionery business of Heinz Italy and the sale of the specialty rice business. Excluding these gains, operating income declined $65.1 million and the operating margin declined to 14.5% from 15.9%. The decline in the margin was the result of a reduced gross profit margin described above and a 13% increase in marketing expense focused principally on most of the company's major brands. Operating income benefited from the company's restructuring program announced last fiscal year. Restructuring activities that have already taken place and are providing benefits include: a 30% reduction in headcount at the company's Australian operations; the closing of a pet food plant in Pascagoula, Mississippi; the realignment of certain pet food operations; the downsizing and consolidation of StarKist Seafood headquarters functions with that of Heinz Pet Products in Newport, Kentucky; the realignment of Ore-Ida's Ontario, Oregon factory; the restructuring of the administration of the Weight Watchers International classroom operations; the downsizing of administrative functions at the company's Italian operations; a reduction in manufacturing headcount at the company's United Kingdom operations and the consolidation of sales service functions into Heinz Service Company. Additional activities that have been recently announced that are expected to benefit future results include the realignment of production between Canada and the United States resulting in a reduction in headcount of 200 people and a reorganization of the administrative functions at the company's United Kingdom operations.

     Net income for the period was $473.9 million compared to $326.6 million last year and net income per share (EPS) was $1.84 compared to $1.26. Fiscal 1993 net income and EPS were restated to reflect the cumulative effect of the adoption of FAS No. 106 ($133.6 million or $0.51 per share). The effective tax rate was 37.5% compared to 34.0% for the same period last year. The fiscal 1994 effective rate includes: the impact of recent changes in U.S. tax law that increased the U.S. statutory rate from 34% to 35% and provided for the deductibility of certain purchased intangibles; tax loss carryforward benefits; and a statutory rate reduction in Australia from 39% to 33%. The fiscal 1993 effective rate included the effect of an increase in the statutory rate in Italy which increased the net benefits to be derived from the revaluation of certain assets in that country and tax loss carryforward benefits.

     The impact of fluctuating exchange rates for the nine months ended January 27, 1994, remained relatively consistent on a line-by-line basis throughout the Consolidated Statement of Income.

                             RESULTS OF OPERATIONS
            THREE MONTHS ENDED JANUARY 26, 1994 AND JANUARY 27, 1993

     Sales for the three months ended January 26, 1994 totaled $1,710.2 million, down $56.5 million or 3.2% from $1,766.7 million for the same period last year. The decline is due to the adverse impact of the stronger U.S. dollar against most foreign currencies, primarily the Pound Sterling and the Italian Lira, (2%) and divestitures, net of acquisitions (5%). Volume increases (2%) and price increases (2%) partially offset the sales decline.

     Volume gains occurred in Heinz grocery ketchup, various Heinz Pet Products brands, foodservice products and Heinz beans. These gains were prtially offset by volume declines in Weight Watchers businesses (both meetings and foods) and StarKist tuna. Price increases occurred in many of the company's core products both domestically and overseas.

     Gross profit for the third quarter decreased $30.1 million or 4.3% to $671.1 million. The ratio of gross profit to sales fell to 39.2% from 39.7% for the same period last year. The decrease in the gross profit rate was due to a change in the company's product mix and a disappointing performance in the company's Weight Watchers businesses (both foods and classes) due to one of the worst winters in many years in the U.S.; the Los Angeles earthquake; and declining classroom attendance, principally in the U.S. Classroom attendance was down approximately 20% for the quarter which also reduced Weight Watchers brand food sales. These declines were partially offset by a reduction in costs associated with restructuring charges taken in prior years.

     Operating income was $247.3 million, down $38.1 million or 13.3% from $285.4 million a year ago. The decrease is due to the reduced gross profit margin described above and the loss of income from the divestiture of certain businesses during the year (see Note 6 to the Condensed Consolidated Financial Statements). Also contributing to the decline in operating income was a 19% increase in marketing expense in the third quarter as a result of additional marketing support focused principally on most of the company's major brands. The loss of income from divestitures and the downturn of the Weight Watchers businesses described above will adversely affect the company's fourth quarter operating results.

     Net interest expense decreased $9.1 million primarily due to a reduction in net debt resulting from proceeds from recent refinancings, divestitures and a reduction in working capital.

     Net income was $128.6 million compared to $162.3 million for the same period last year and earnings per share (EPS) was $0.50 compared to $0.62. The decrease in net income reflected a higher effective tax rate which increased to 40.3% compared to 34.4% in the prior year. The lower effective rate in 1993 resulted from changes in statutory rates in Italy which had the effect of increasing the net benefits to be derived from the revaluation of certain assets in that country and tax loss carryforward benefits. The 1994 effective rate was impacted by the change in the current year U.S. statutory rate from 34% to 35%; offset partially by a reduction in the Australian statutory tax rate to 33% from 39%.

     The impact of fluctuating exchange rates for the three months ended January 26, 1994, remained relatively consistent on a line-by-line item basis throughout the Consolidated Statement of Income.

                        LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $445.6 million for the nine month period ended January 26, 1994, compared to providing $50.7 million for the same period last year. The increase was primarily the result of a reduction in working capital associated with lower receivables and a smaller increase in seasonal inventories this year, partially offset by restructuring expenditures and an increase in marketing expenditures described above.

     Investing activities provided $51.7 million versus requiring $702.8 million last year. The increase in cash provided by investing activities was primarily the result of proceeds from divestitures and a reduction in cash used for acquisitions. Current year divestitures included the Chico-San rice cake business, the Near East specialty rice business, and the Italian confectionery business (see Note 6 to the Condensed Consolidated Financial Statements). Acquisitions included the purchase of the Moore's and Domani product lines (see
Note 8 to the Condensed Consolidated Financial Statements). Prior year net cash used for investing activities included acquisitions totaling $354.1 million which includes the purchase of Wattie's Limited (see Note 9 to the Consolidated Financial Statements); Arimpex, a foodservice distribution company in Italy; and Weight Watchers franchises in Chicago, Wisconsin and Minnesota. Purchases and sales/maturities of short-term investments increased from year to year primarily as a result of the investment of the proceeds from the sale of the Italian confectionery business in Italian short-term securities. Purchases of property, plant and equipment totaled $195.1 million in the first nine months compared to $315.6 million in the same period last year. Fiscal 1994 investments were for productivity improvements and plant expansions, principally at the company's Ore-Ida, United Kingdom, Heinz U.S.A., StarKist and Weight Watchers operations.

     Financing activities required $409.3 million for the nine months ended January 26, 1994 compared to providing $712.0 million last year. Cash used for financing activities in fiscal 1994 was primarily attributable to payment of dividends, purchases of treasury stock and payments of both long and short-term debt. Prior year proceeds from financing activities were primarily the result of an increase in long-term borrowings related to issuances of $750 million of intermediate-term notes, the proceeds of which were used primarily to repay outstanding short-term borrowings.

     In the current fiscal year the company purchased 3.1 million shares of common stock at a cost of $110.7 million versus 3.0 million shares at a cost of $113.2 million for the same period last year. As of January 26, 1994, the company has purchased approximately 2.6 million shares of stock as part of the current 10 million share repurchase program that began in June 1993.

     On September 7, 1993, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.5 billion, of which $750 million expire in September 1994, at which time it is anticipated that a new one year facility will be established. The remaining $750 million expire in August 1996. As a result, $750 million of the total $1.1 billion domestic commercial paper outstanding is classified as long-term debt at January 26, 1994. Fiscal year 1993 domestic line of credit agreements of $1.2 billion have been terminated. At fiscal year end 1993 total domestic commercial paper outstanding of $1.2 billion was classified as short-term debt.

     During the third quarter of fiscal year 1994, the company approved the phase out of the company's contribution toward the payment of medical benefits for U.S. salaried and non-union hourly employees who retire on or after May 1, 1994. This plan curtailment did not materially impact the results of operations or financial position of the company.

     On March 9, 1994, the board of directors of the company declared the quarterly dividend of $0.33 per share to common shareholders of record as of March 22, 1994, payable April 10, 1994.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     On January 18, 1994, the Registrant announced that its board of directors had elected as a director Edith E. Holiday, 41, former Assistant to the President and Secretary of the Cabinet in the Bush Administration and former General Counsel of the U.S. Department of Treasury. This increases board membership to 18.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. The Registrant has omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

      11.Computation of net income per share.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 26, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          H. J. HEINZ COMPANY
                                                          (Registrant)

                                                              /s/  DAVID R. WILLIAMS
Date: March 14, 1994                                      By......................................................
                                                                             David R. Williams
                                                                     Senior Vice President-Finance and
                                                                          Chief Financial Officer
                                                                       (Principal Financial Officer)

                                                              /s/  TRACY E. QUINN
Date: March 14, 1994                                      By......................................................
                                                                               Tracy E. Quinn
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)

                                       13