Form 10-K
period 1994-04-27
HEINZ H J CO
filed 1994-07-26
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 1-3385

                             H. J. HEINZ COMPANY
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                 25-0542520
       (State of Incorporation)             (I.R.S. Employer Identification No.)

600 Grant Street, Pittsburgh, Pennsylvania                  15219
 (Address of principal executive offices)                (Zip Code)

                                 412-456-5700
                       (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
      Title of each class                            on which registered
      -------------------                           ---------------------

Common Stock, par value $.25 per share            New York Stock Exchange;
                                                   Pacific Stock Exchange
   Third Cumulative Preferred Stock,
$1.70 First Series, par value $10 per share       New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 30, 1994, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $7,322,326,211.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1994, was 247,983,070 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended April 27, 1994, are incorporated into Part I, Item 1; Part II, Items 5, 7 and 8; and Part IV, Item 14.

     Portions of Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                     PART I

Item 1. Business.

     H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905 it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup, tuna and other seafood products, pet food, baby food, frozen potato products, lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts, dairy and other products), soup (canned and frozen), sauces/pastes, beans, condiments and pickles, coated products, pasta, bakery products, frozen pizza and pizza components, chicken, vegetables (frozen and canned), ice cream and ice cream novelties, edible oils, vinegar, margarine/shortening, juices and other processed food products. The Company operates principally in one segment of business--processed food products--which represents more than 90% of consolidated sales. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

     The Company's products are manufactured and packaged to provide safe, stable, wholesome foods which are used directly by consumers and foodservice and institutional customers. Many products are prepared from recipes developed in the Company's research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the finished product is filled automatically into containers of glass, metal, plastic, paper or fiberboard which are then closed, processed, labeled and cased for market. Finished products are processed by sterilization, chilling, freezing, pickling, drying, baking or extruding. Certain finished products and seasonal raw materials are aseptically packed into sterile containers after in-line sterilization.

     The Company has three classes of similar products, each of which has accounted for 10% or more of consolidated sales in one or more of the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these classes of similar products for each of the last three fiscal years.

                                                                            1994         1993         1992
                                                                            ----         ----         ----
Ketchup, sauces and other condiments..................................       19%          18%          19%
Tuna and other seafood products.......................................       10           10           10
Baby food.............................................................        9           10           10
All other classes of products, none of which accounts
  for 10% or more of consolidated sales...............................       62           62           61
                                                                            ---          ---          ---
                                                                            100%         100%         100%

     The Company manufactures its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a substantial portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and other fruits and vegetables are purchased on the open market.

     Tuna is obtained through direct negotiations with tuna vessel owners, negotiated contracts directly with the owners or through the owners' cooperatives and by bid-and-ask transactions. In some instances, in order to insure the continued availability of adequate supplies of tuna, the Company assists, directly or indirectly, in financing the acquisition and operation of fishing vessels. The provision of such assistance is not expected to affect materially the operations of the Company. The Company also engages in the tuna fishing business through wholly and partially owned subsidiaries.

     The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical

Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. "Dolphin Safe" labels appear on the Company's StarKist tuna products in grocery stores throughout the United States. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, the Company's voluntary policy, and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations.

     In recent years, the supply of raw tuna has been variable causing a fluctuation in raw fish prices; however, such variation in supply has not affected materially, nor is it expected to affect materially, the Company's operations.

     The Company has participated in the development of certain of its food processing equipment, some of which is patented. The Company regards these patents as important but does not consider any one or group of them to be materially important to its business as a whole.

     The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "9-Lives", "Amore" and "Kozy Kitten" for cat foods, "Ore-Ida" for frozen potato and onion products, "Skippy Premium", "Recipe", "Reward" and "Vets" for dog food, "Jerky Treats" and "Meaty Bones" for dog snacks, "Bagel Bites" for pizza snack products, "Moore's" for coated vegetables and "Domani" for frozen pasta products, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, both of which are marketed in the United States and Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Misura" for dietetic products for adults, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mr. Foody" for table and kitchen sauces, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "Wattie's" is used for various grocery products and frozen foods, "Tip Top" for ice cream and frozen desserts and "Tegel" for poultry products, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. The Company also markets certain products under other trademarks and brand names and under private labels.

     Although crops constituting some of the Company's raw food ingredients are harvested on a seasonal basis, most of the Company's products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales and net income of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of different years.

     The products of the Company are sold under highly competitive conditions, with many large and small competitors. The Company regards its principal competition to be other manufacturers of processed foods, including branded, retail products, foodservice products and private label products, that compete with the Company for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition. The Company's Weight Watchers International, Inc. subsidiary also competes with a wide variety of weight control programs.

     The Company's products are sold through its own sales force and through independent brokers and agents to chain, wholesale, cooperative and independent grocery accounts, to foodservice distributors and to institutions, including hotels, restaurants and certain government agencies. The Company is not dependent on any single customer or a few customers for a material part of its sales.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 1995 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

     The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

     The Company employed, on a full-time basis as of April 27, 1994, approximately 35,700 persons around the world.

     Financial segment information by major geographic area for the most recent three fiscal years is set forth on page 38 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994. Such information is incorporated herein by reference.

     Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date such exchange restrictions have not had a material adverse effect on the Company's international operations.

Item 2. Properties.

     The Company has 44 food processing plants in the United States and its possessions, of which 39 are owned and five are leased, as well as 44 food processing plants in foreign countries, of which 39 are owned and five are leased, including six in Canada, six in New Zealand, four in Australia, four in the United Kingdom, three in Italy, three in Spain, two in Greece, two in Portugal, two in Zimbabwe, two in Botswana, one in France, one in Ireland, one in The Netherlands, one in Venezuela, one in Japan, one in the People's Republic of China, one in Ghana, one in the Republic of Korea, one in Thailand and one in Ecuador. The Company also leases one can-making factory in the United States. The Company and certain of its subsidiaries also own or lease office space, warehouses and research facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

Item 3. Legal Proceedings.

     On December 31, 1992, a food wholesale distributor filed suit in Federal District Court in Newark, New Jersey against the Company and its two principal competitors in the United States baby food industry. Subsequent to that date, several similar lawsuits have been filed in the same court. The complaints, each of which seeks an injunction and unspecified treble money damages, allege a conspiracy to fix, maintain and stabilize the prices of baby food. All of the above actions have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP) and are pending in the Federal District Court in Newark, New Jersey. In September 1993, the court authorized class certification providing that the case will proceed as a class action. In addition, an action has been filed in state court in San Francisco under California state law against the Company and its two principal competitors. An action filed in Alabama state court relating to the same matters has been stayed pending a decision in the New Jersey case. The plaintiffs in the California and Alabama actions seek to represent a class of indirect purchasers of baby food in the respective states. The Company believes all of the suits are without merit and will defend itself vigorously against them.

     On June 29, 1994, pursuant to an agreement with the United States Attorney for the District of Oregon, which was approved by the Federal District Court in Oregon, the Federal District Court imposed a $1,000,000 fine on the Company's Ore-Ida Foods, Inc. subsidiary ("Ore-Ida") and placed Ore-Ida on probation for three years. The agreement permits Ore-Ida to invest $750,000 of the fine in additional wastewater treatment processes. The agreement concerns violations of Ore-Ida's NPDES permit at its Ontario, Oregon plant during a period from March 1988 through March 1990 which were reported previously in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 8, 1993.

                      Executive Officers of the Registrant

     The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 13, 1994.

                                                                  Positions and Offices Held with the Company and
                                      Age (as of                              Principal Occupations or
             Name                 September 13, 1994)                    Employment During Past Five Years
             ----                 -------------------                    ---------------------------------
Anthony J. F. O'Reilly                  58               Chairman of the Board since March 11, 1987 and President and Chief
                                                         Executive Officer since July 1, 1979.

Joseph J. Bogdanovich                   82               Vice Chairman of the Board since September 7, 1988; also in charge of Heinz Japan Ltd. since June 20, 1973 and Chairman of the Board of Star-Kist Foods, Inc.

David W. Sculley                        48               Senior Vice President in charge of Weight Watchers International,
                                                         Inc. since June 1, 1989, Weight Watchers Food Company since July
                                                         1, 1991, and Heinz Bakery Products Division and Ore-Ida Foods,
                                                         Inc. since January 1, 1992; from June 1, 1989 to December 31,
                                                         1991, in charge of H. J. Heinz Company of Canada Ltd.; also until
                                                         January 31, 1992, in charge of Heinz companies in Africa,
                                                         Australia, the People's Republic of China, the Republic of Korea
                                                         and Thailand.

Lawrence J. McCabe                      59               Senior Vice President-General Counsel since June 12, 1991; Vice
                                                         President-General Counsel from October 1, 1990 to June 11, 1991;
                                                         Vice President-Associate General Counsel from July 1, 1982 through
                                                         September 30, 1990.

David R. Williams                       51               Senior Vice President-Finance and Chief Financial Officer since
                                                         August 1, 1992; Vice President-Finance and Chief Financial Officer
                                                         from February, 1, 1992 to July 31, 1992; Vice President and
                                                         Corporate Controller from August 1, 1988 until January 31, 1992.

Luigi Ribolla                           57               Senior Vice President in charge of all Heinz affiliates in Europe,
                                                         Cairo Foods Industries SAE in Egypt and Heinz development
                                                         activities in Russia, Eastern Europe, the Middle East and North
                                                         Africa since August 1, 1992; Director of Heinz Mediterranean Area from 1988 to July 31, 1992.

William R. Johnson                      45               Senior Vice President in charge of Star-Kist Foods, Inc. and Heinz operations in the Asia Pacific area since September 8, 1993;
                                                         President and Chief Executive Officer of Star-Kist Foods, Inc.
                                                         since May 1, 1992 and President and Chief Executive Officer of
                                                         Heinz Pet Products Company since November 1, 1988.

William C. Springer                     54               Senior Vice President in charge of Heinz North America, Heinz
                                                         Service Company and Heinz operations in Latin America since
                                                         September 8, 1993; President of Heinz North America since June 1,
                                                         1992 and President and Chief Executive Officer of Heinz U.S.A.
                                                         Division since May 1, 1989.

     J. Wray Connolly, formerly Senior Vice President and a director, retired from the Company on December 1, 1993.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the Company's common stock is set forth on page 37 under the caption "Stock Market Information" and on page 52 in Note 12, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994. Such information is incorporated herein by reference.

Item 6. Selected Financial Data.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1990 through 1994. All amounts are in thousands except per share data.

                                                                            Fiscal year ended
                                                    -------------------------------------------------------------------
                                                    April 27,     April 28,     April 29,       May 1,        May 2,
                                                       1994          1993          1992          1991          1990
                                                    (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                    ----------    ----------    ----------    ----------     ----------
Sales............................................  $  7,046,738  $  7,103,374  $  6,581,867  $  6,647,118  $  6,085,687
Interest expense.................................       149,243       146,491       134,948       137,592       108,542
Income before cumulative
  effect of accounting change....................       602,944       529,943       638,295       567,999       504,451
Net income.......................................       602,944       396,313       638,295       567,999       504,451
Income before cumulative effect of accounting
  change per common share........................          2.35          2.04          2.40          2.13          1.90
Net income per common share......................          2.35          1.53          2.40          2.13          1.90
Short-term debt and current portion
  of long-term debt..............................       439,701     1,604,355     1,724,095       509,757       381,379
Long-term debt, exclusive of
  current portion................................     1,727,002     1,009,381       178,388       716,937       875,228
Total assets.....................................     6,381,146     6,821,321     5,931,901     4,935,382     4,487,451
Cash dividends per common share..................          1.29          1.17          1.05           .93           .81

     Results recorded in 1994 include gains from the sale of the confectionery business of Heinz Italy and the sale of Heinz U.S.A.'s Near East specialty rice business. See Note 3 to the Consolidated Financial Statements on page 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

     During 1993, the Company adopted the provisions of FAS No. 106 and elected immediate recognition of the cumulative effect. See Note 11 to the Consolidated Financial Statements on page 51 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

     Net income and net income per share for 1993 and 1992 include restructuring charges. See Note 4 to the Consolidated Financial Statements on page 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

     Results recorded in 1992 also include a gain on the sale of The Hubinger Company. See Note 3 to the Consolidated Financial Statements on page 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This information is set forth in the Management's Discussion and Analysis section on pages 32 through 37 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994. Such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The Consolidated Balance Sheets of the Company and its subsidiaries as of April 27, 1994 and April 28, 1993 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992, together with the related Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There is nothing to be reported under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information relating to the Directors of the Company is set forth under the captions "Information Regarding Nominees for Election of Directors" and "Additional Information--Director and Officer Securities Reports" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 13, 1994. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in
Part I above.

Item 11. Executive Compensation.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 13, 1994. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 13, 1994. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Additional Information--Transactions with Beneficial Shareholders" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 13, 1994. Such information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994 are incorporated herein by reference:

           Consolidated Balance Sheets as of April 27, 1994 and April 28, 1993

           Consolidated Statements of Income for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992

           Consolidated Statements of Retained Earnings for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992

           Consolidated Statements of Cash Flows for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992

           Notes to Consolidated Financial Statements

           Independent Accountants' Report of Coopers & Lybrand dated June 14, 1994, on the Company's consolidated financial statements for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992

    (2) The following report and schedules are filed herewith as a part hereof:

           Independent Accountants' Report of Coopers & Lybrand dated June 14, 1994, on the Company's consolidated financial statement schedules filed as a part hereof for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992 and related consent dated July 25, 1994.

           Schedules II, V, VI, VIII, IX and X for the three fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992 and VII as of April 27, 1994:

Schedule
 number                                        Schedule title
 ------                                        --------------
   II      Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees
           Other than Related Parties
    V      Property, Plant and Equipment
   VI      Accumulated Depreciation of Property, Plant and Equipment
   VII     Guarantees of Securities of Other Issuers
  VIII     Valuation and Qualifying Accounts and Reserves
   IX      Short-Term Borrowings
    X      Supplementary Income Statement Information

           All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto incorporated herein by reference.

    (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

         3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety.

         3(ii) The Company's By-Laws, as amended effective July 6, 1990 are incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.

            4. Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

                      (a) Form of Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992, is incorporated herein by reference to Exhibits 4(a) and 4(c) to the Company's Registration Statement on Form S-3 (Reg. No. 33-46680) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated September 21, 1992, October 29, 1992 and January 27, 1993 relating to the Company's $250,000,000 5-1/2% Notes due 1997,
                           $300,000,000 6-3/4% Notes due 1999 and $200,000,000
                           6-7/8% Notes due 2003, respectively.

               10(a) Permit No. 408 (lease) granted by the City of Los Angeles to Star-Kist Foods, Inc. dated September 6, 1979 for premises located at Terminal Island, California is incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1981.

                 (b) Lease of Land in American Samoa, dated as of September 17, 1983, by and between the American Samoa Government and Star-Kist Samoa, Inc. is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1984.

                 (c)  Management contracts and compensatory plans:

                           (i) Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

                          (ii) Long-Term Incentive Plan for senior executives, as amended, is incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement dated August 3, 1990

                         (iii) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies is incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

                          (iv) Executive Employment Agreement dated as of March 14, 1990 between the Company and A. J. F. O'Reilly is incorporated herein by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

                           (v) H. J. Heinz Company's 1982 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

                          (vi) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

                         (vii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

                        (viii) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 3, 1990

                          (ix) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

                           (x)  H. J. Heinz Company Executive Deferred
                                Compensation Plan

               11.  Computation of net income per share.

               13. Pages 32 through 54 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 27, 1994, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

               21.  Subsidiaries of the Registrant

               23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

                      (a)  Consent of Coopers & Lybrand.
               24.  Powers-of-attorney of the Company's directors.

           Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

           (b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 1994.

                                         H. J. HEINZ COMPANY
                                             (Registrant)

                                        /s/ DAVID R. WILLIAMS
                     By....................................................
                                          David R. Williams
                                   Senior Vice President-Finance
                                    and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 26, 1994.

                   Signature                               Capacity
                   ---------                               --------

           /s/ ANTHONY J. F. O'REILLY
.........................................  Chairman of the Board,
             Anthony J. F. O'Reilly        President and Chief Executive Officer
                                           (Principal Executive Officer)

             /s/ DAVID R. WILLIAMS
.........................................  Senior Vice President-Finance
               David R. Williams           and Chief Financial Officer
                                           (Principal Financial Officer)

               /s/ TRACY E. QUINN
.........................................  Corporate Controller
                 Tracy E. Quinn            (Principal Accounting Officer)


Anthony J. F. O'Reilly          Director
Joseph J. Bogdanovich           Director
Nicholas F. Brady               Director
Richard M. Cyert                Director
Edith E. Holiday                Director
Samuel C. Johnson               Director
William R. Johnson              Director
Donald R. Keough                Director          /s/ LAWRENCE J. McCABE
Albert Lippert                  Director    By..............................
Lawrence J. McCabe              Director             Lawrence J. McCabe
Luigi Ribolla                   Director       Director and Attorney-in-Fact
Herman J. Schmidt               Director
David W. Sculley                Director
Eleanor B. Sheldon              Director
William P. Snyder III           Director
William C. Springer             Director
S. Donald Wiley                 Director
David R. Williams               Director

                        INDEPENDENT ACCOUNTANTS' REPORT

The Shareholders
  H. J. Heinz Company:

     Our report on the consolidated financial statements of H. J. Heinz Company and subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994 and appears on page 54 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a) of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                       COOPERS & LYBRAND

Pittsburgh, PA
June 14, 1994


                      ------------------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of H. J. Heinz Company on Form S-8 (Registration Nos. 2-51719, 2-45120, 2-79306, 33-00390, 33-19639, 33-32563, 33-42015 and 33-44540) of our reports dated June
14, 1994, on our audits of the consolidated financial statements and financial statement schedules of H. J. Heinz Company and subsidiaries as of April 27, 1994 and April 28, 1993 and for the fiscal years ended April 27, 1994, April 28, 1993 and April 29, 1992, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                                       COOPERS & LYBRAND

Pittsburgh, PA
July 25, 1994

                                                                     Schedule II

                      H. J. Heinz Company and Subsidiaries

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTORS AND EMPLOYEES OTHER THAN RELATED PARTIES

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992

                             (Thousands of Dollars)


                                                                    Deductions
                                                               --------------------
                                   Balance at                               Amounts                    Balance at end of period
                                   beginning                   Amounts      written      Translation   ------------------------
           Description             of period     Additions    collected       off        adjustment     Current    Not Current
           -----------             ---------     ---------    ---------       ---        ----------     -------    -----------
Fiscal year ended
  April 27, 1994:
     J. Crawshaw(1)...............  $615         $ 78         $ 61         $ --           $ (42)          $590       $  --
     R.F. Brady(2)................   195           14           --           --              --             --         209
     T. Ward(3)...................   225           51            8           --              --             --         268
     D.E.I. Smyth(4)..............    --          600          600           --              --             --          --
     N. Fielke(5).................    --          354           --           --              --            354          --
Fiscal year ended
  April 28, 1993:
     J. Crawshaw(1)...............  $683         $ --         $ 24         $ --           $ (44)          $615       $ --
     R.F. Brady(2)................   165           37           --           --              (7)            --        195
     T. Ward(3)...................   173           64            6           --              (6)            --        225
Fiscal year ended
  April 29, 1992:
     J. Crawshaw(1)...............  $ 87         $620         $ --         $ --           $ (24)          $683       $ --
     R.F. Brady(2)................    94           77           --           --              (6)            --        165
     T. Ward(3)...................   134           45           --           --              (6)            --        173

NOTES:

(1) Represents an unsecured non-interest bearing demand note related to the purchase of a residence. The loan is expected to be repaid upon the sale of the employee's previous residence.

(2) Represents a loan secured by certain employee benefit plan balances carrying an interest rate tied to the current Australian Fringe Benefit Rate (currently 7.25% per annum). The loan is related to the purchase of a residence and is payable upon the employee's termination from the Company.

(3) Represents a loan secured by certain employee benefit plan balances carrying an interest rate tied to the current Australian Fringe Benefit Rate (currently 7.25% per annum). The loan is related to the purchase of a residence and is payable upon the employee's termination from the Company.

(4) Represents a non-interest bearing loan secured by real property, which was related to the purchase of a residence. The loan was repaid in full during fiscal 1994.

(5) Represents an unsecured interest bearing loan related to the purchase of a residence which is due in September 1994. The interest rate is tied to the current Australian Fringe Benefit Rate (currently 7.25% per annum).

                                                                      Schedule V

                      H. J. Heinz Company and Subsidiaries

                         PROPERTY, PLANT AND EQUIPMENT

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992

                             (Thousands of Dollars)

                                      Balance at                                              Other       Balance at
                                      beginning    Additions                 Translation     changes        end of
          Classification              of period     at cost    Retirements    adjustment   add (deduct)     period
          --------------              ---------     -------    -----------    ----------   ------------     ------
Fiscal year ended
  April 27, 1994:
     Land..........................   $   51,438     $    268    $   351     $    (290)     $   (264)(1)   $   50,801
     Buildings and leasehold
       improvements................      732,488       31,260      5,641       (12,961)      (54,663)(1)      690,483
     Equipment, furniture
       and other...................    2,544,425      243,524     41,298       (56,529)       11,534(1)     2,701,656
                                       ----------    --------    -------      --------      --------       ----------
                                      $3,328,351     $275,052    $47,290     $ (69,780)     $(43,393)      $3,442,940
                                      ==========     ========    =======     =========      ========       ==========
Fiscal year ended
  April 28, 1993:
     Land..........................   $   44,988     $    451    $ 1,384     $    (648)     $  8,031(2)    $   51,438
     Buildings and leasehold
       improvements................      655,323       83,531      6,698       (23,119)       23,451(2)       732,488
     Equipment, furniture
       and other...................    2,279,471      346,731     50,469      (101,592)       70,284(2)     2,544,425
                                      ----------     --------    -------     ---------      --------       ----------
                                      $2,979,782     $430,713    $58,551     $(125,359)     $101,766       $3,328,351
                                      ==========     ========    =======     =========      ========       ==========

Fiscal year ended
  April 29, 1992:
     Land..........................   $   39,918     $  1,455    $   100     $    (815)     $  4,530(3)    $   44,988
     Buildings and leasehold
       improvements................      529,041      114,115      3,846           966        15,047(3)       655,323
     Equipment, furniture
       and other...................    2,195,511      215,573     65,977        15,508       (81,144)(3)    2,279,471
                                      ----------     --------    -------     ---------      --------       ----------
                                      $2,764,470     $331,143    $69,923     $  15,659      $(61,567)      $2,979,782
                                      ==========     ========    =======     =========      ========       ==========

NOTES:

(1) Includes opening balances of acquisitions, primarily the assets of the Food Service Products Company (Moore's and Domani), and transfers among accounts. Additionally, includes balances of divested businesses, the Near East specialty rice business, the confectionery business of Heinz Italy, the Chico-San rice cake business and certain other small businesses, and includes amortization charged to income of $6,359 for buildings and leasehold improvements and $2,505 for equipment, furniture and other.

(2) Includes opening balances of acquisitions, including assets of Wattie's Limited, Canadian Pizza Company, Sonrissa and Arimpex. Additionally, includes balances of divested company, BMJ Foods - P.R. - Inc. and includes amortization charged to income of $5,823 for buildings and leasehold improvements and $2,348 for equipment, furniture and other.

(3) Includes opening balances of acquisitions, including assets of JLFoods, Continental Delights, Inc., Escalon Packers, Inc., Sausville Foods, Inc. and certain Weight Watchers franchises. Additionally, includes balances of divested companies, The Hubinger Company and Somycel, S.A. and includes amortization charged to income of $5,902 for buildings and leasehold improvements and $2,723 for equipment, furniture and other.

For financial reporting purposes, depreciation is primarily provided on the straight-line method over the estimated useful lives of the assets, not exceeding 50 years.

                                                                     Schedule VI

                      H. J. Heinz Company and Subsidiaries

           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992

                             (Thousands of Dollars)

                                                    Additions                                 Other
                                      Balance at   charged to                                changes        Balance at
                                      beginning     costs and                 Translation      add            end of
            Description               of period     expenses    Retirements   adjustment    (deduct)          period
            -----------               ---------     --------    -----------   ----------    --------          ------
Fiscal year ended
  April 27, 1994:
     Buildings.....................    $  167,822     $ 16,930     $    581     $ (2,972)    $ (4,686)(1)   $  176,513
     Equipment, furniture
       and other...................       998,318      174,145       30,874      (21,198)     (21,691)(1)    1,098,700
                                       ----------     --------      -------     --------     ---------      ----------
                                       $1,166,140     $191,075      $31,455     $(24,170)    $(26,377)      $1,275,213
                                       ==========     ========      =======     ========     ========       ==========

Fiscal year ended
  April 28, 1993:
     Buildings.....................    $  158,872     $ 15,626      $ 2,090     $ (4,787)    $     201 (1)  $  167,822
     Equipment, furniture
       and other...................       908,801      161,630       34,739      (37,183)         (191)(1)     998,318
                                       ----------     --------      -------     ---------     ---------      ----------
                                       $1,067,673     $177,256      $36,829     $(41,970)    $      10      $1,166,140
                                       ==========     ========      =======     ========     =========      ==========

Fiscal year ended
  April 29, 1992:
     Buildings.....................    $  155,340     $ 14,512      $ 1,096    $      432    $ (10,316)(1)   $  158,872
     Equipment, furniture
       and other...................       886,389      146,973       35,417         3,159      (92,303)(1)      908,801
                                       ----------     --------      -------    ----------    ---------       ----------
                                       $1,041,729     $161,485      $36,513    $    3,591    $(102,619)      $1,067,673
                                       ==========     ========      =======    ==========    =========       ==========

NOTES:

(1)  Includes divestitures.

                                                                    Schedule VII

                      H. J. Heinz Company and Subsidiaries

                   GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                 April 27, 1994

                             (Thousands of Dollars)

              Name of issuer of
            securities guaranteed                   Title of issue        Total amount
                by person for                       of each class          guaranteed
               which statement                      of securities             and         Nature of
                  is filed                            guaranteed         outstanding(1)   guarantee
                  --------                            ----------         --------------   ---------

Guarantees by Registrant and certain
  of its consolidated subsidiaries of:
     Unconsolidated subsidiaries (2)           Mortgages and loans         $ 1,212        Principal
                                                                                             and
                                                                                           interest
     Equity interests                          Bank loans                    2,522

     Other  entities (3)                       Mortgages and
                                                promissory notes            21,561
                                                                           -------
                                                                           $25,295
                                                                           =======

NOTES:

(1) The Registrant does not own any of the securities guaranteed, nor are any such securities held in the treasury of the issuer of such securities. There are no defaults by issuer of securities guaranteed in principal, interest, sinking fund or redemption provisions, or payment of dividends.

(2) Interest on the guarantees of unconsolidated subsidiaries and other entities is at varying rates.

(3) The securities issued by other entities and guaranteed by the Registrant include $12.8 million of secured promissory notes of Nu-BMJ Inc., which Nu-BMJ Inc. issued in connection with its purchase of the Registrant's BMJ Foods subsidiary.

                                                                   Schedule VIII

                      H. J. Heinz Company and Subsidiaries

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992
                             (Thousands of Dollars)

                                                                          Additions
                                                                  -----------------------
                                                      Balance at   Charged to    Charged                 Balance at
                                                       beginning    costs and    to other                   end of
                    Description                        of period    expenses     accounts    Deductions     period
                    -----------                        ---------    --------     --------    ----------     ------
Fiscal year ended April 27, 1994:
     Reserves deducted in the balance sheet from the
       assets to which
       they apply:
          Receivables...............................   $ 16,299     $  4,535     $    --      $ 5,427(1)     $ 15,407
                                                       ========     ========     =======      =======        ========
          Investments, advances and
            other assets............................   $ 20,165     $     --     $   --       $   324        $ 19,841
                                                       ========     ========     =======      =======        ========
          Goodwill..................................   $115,631     $ 30,275     $   --       $18,198(1)     $127,708
                                                       ========     ========     =======      =======        ========
          Other intangibles.........................   $ 72,673     $ 17,396     $   --       $ 4,207(1)     $ 85,862
                                                       ========     ========     =======      =======        ========
          Deferred tax assets (2)...................   $ 85,071     $  4,655     $   --       $60,838        $ 28,888
                                                       ========     ========     =======      =======        ========

Fiscal year ended April 28, 1993:
     Reserves deducted in the balance sheet from the
       assets to which
       they apply:
          Receivables...............................   $ 15,390     $  4,018     $ 1,976      $  5,085(1)    $ 16,299
                                                       ========     ========     =======      ========       ========
          Investments, advances and
            other assets............................   $ 20,554     $    298     $    --      $    687       $ 20,165
                                                       ========     ========     =======      ========       ========
          Goodwill..................................   $ 88,892     $ 29,845     $    --      $  3,106       $115,631
                                                       ========     ========     =======      ========       ========
          Other intangibles.........................   $ 63,197     $ 16,382     $    --      $  6,906(1)    $ 72,673
                                                       ========     ========     =======      ========       ========
          Deferred tax assets (3)...................   $139,976     $  5,025     $    --      $ 59,930       $ 85,071
                                                       ========     ========     =======      ========       ========

Fiscal year ended April 29, 1992:
     Reserves deducted in the balance sheet from the
       assets to which
       they apply:
          Receivables...............................   $ 11,563     $  5,345     $    91      $  1,609(1)    $ 15,390
                                                       ========     ========     =======      ========       ========
          Investments, advances and
            other assets............................   $ 25,424     $  3,945     $    --      $  8,815(1)    $ 20,554
                                                       ========     ========     =======      ========       ========
          Goodwill..................................   $ 67,553     $ 22,992     $    --      $  1,653(1)    $ 88,892
                                                       ========     ========     =======      =======        ========
          Other intangibles.........................   $ 44,285     $ 19,052     $    --      $    140       $ 63,197
                                                       ========     ========     =======      ========       ========
          Deferred tax assets (4)...................   $     --     $139,976     $    --      $     --       $139,976
                                                       ========     ========     =======      ========       ========

NOTES:
(1)  Principally reserves on assets sold, written off or reclassified.

(2) The net change in the valuation allowance for deferred tax assets was a decrease of $56.2 million. The decrease was primarily due to the utilization of loss carryforwards ($2.8 million) and recognition of the realizability of certain other deferred tax assets in future years ($57.3 million). An increase in the valuation allowance related to the deferred tax asset for loss carryforwards ($4.7 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

(3) The net change in the valuation allowance for deferred tax assets was a decrease of $54.9 million. The decrease was primarily due to the utilization of loss carryforwards ($5.3 million), amortization of asset revaluations ($10.7 million) and recognition of the realizability of certain other deferred tax assets in future years ($41.8 million). An increase in the valuation allowance related to the deferred tax asset for loss carryforwards ($5.0 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

(4) Due to the adoption of FAS No. 109. See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1994.

                                                                     Schedule IX

                      H. J. Heinz Company and Subsidiaries

                             SHORT-TERM BORROWINGS

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992

                             (Thousands of Dollars)

                                                                                           Fiscal Year Ended
                                                                                --------------------------------------
                                                                                 April 27,     April 28,     April 29,
                                                                                    1994          1993          1992
                                                                                    ----          ----          ----
Commercial paper..............................................................    $  257,202   $1,294,705   $1,236,383
Bank and other borrowings.....................................................       159,170      275,757      371,942
                                                                                  ----------   ----------    ---------
Short-term borrowings.........................................................    $  416,372   $1,570,462   $1,608,325
                                                                                  ==========   ==========   ==========

Weighted average interest rate at end of period...............................          5.2%         4.3%         5.6%
Maximum amount outstanding during the period (a)..............................    $1,506,523   $1,925,266   $1,809,328
Average amount outstanding during the period (b)..............................    $1,159,960   $1,915,846   $1,439,186
Weighted average interest rate during the period (c)..........................          4.3%         4.8%         6.8%

NOTES:

(a)  Represents maximum amount outstanding at any month end.

(b) Average borrowings were determined by dividing the sum of the daily principal balances by 365.

(c) The weighted average interest rate was computed by dividing interest expense by average short-term borrowings.

                                                                      Schedule X

                      H. J. Heinz Company and Subsidiaries

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Fiscal Years Ended April 27, 1994, April 28, 1993 and April 29, 1992

                             (Thousands of Dollars)

                                                                                Charged to Costs and Expenses
                                                                               -------------------------------
                                                                                      Fiscal Year Ended
                                                                               --------------------------------
                                                                                April 27,   April 28,   April 29,
                   Item                                                           1994        1993        1992
                   ----                                                           ----        ----        ----

Maintenance and repairs.....................................................    $142,944    $129,764    $135,377
                                                                                ========    ========    ========
Advertising (1).............................................................    $741,920    $700,126    $692,314
                                                                                ========    ========    ========
Depreciation and amortization expense.......................................    $259,809    $234,935    $211,786
                                                                                ========    ========    ========

NOTES:

(1)  Comprised of media, consumer promotions and cooperative advertising.

                                EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

Exhibit
- -------

3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety.

3(ii) The Company's By-Laws, as amended effective July 6, 1990 are incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.

4. Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

       (a) Form of Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992, is incorporated herein by reference to Exhibits 4(a) and 4(c) to the Company's Registration Statement on Form S-3 (Reg. No. 33-46680) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated September 21, 1992, October 29, 1992 and January 27, 1993 relating to the Company's $250,000,000 5-1/2%
            Notes due 1997, $300,000,000 6-3/4% Notes due 1999 and $200,000,000
            6-7/8% Notes due 2003, respectively.

10(a) Permit No. 408 (lease) granted by the City of Los Angeles to Star-Kist Foods, Inc. dated September 6, 1979 for premises located at Terminal Island, California is incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1981.

  (b) Lease of Land in American Samoa, dated as of September 17, 1983, by and between the American Samoa Government and Star-Kist Samoa, Inc. is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1984.

  (c)  Management contracts and compensatory plans:

           (i) Management Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

          (ii) Long-Term Incentive Plan for senior executives, as amended, is incorporated herein by reference to Appendix B to the Company's Definitive Proxy Statement dated August 3, 1990

         (iii) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies is incorporated herein by reference to
                Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

          (iv) Executive Employment Agreement dated as of March 14, 1990 between the Company and A. J. F. O'Reilly is incorporated herein by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

           (v) H. J. Heinz Company's 1982 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (vi) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (vii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

Exhibit
- -------
        (viii) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 3, 1990

          (ix) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

           (x)  H. J. Heinz Company Executive Deferred Compensation Plan

11.  Computation of net income per share.

13. Pages 32 through 54 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 27, 1994, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

21.  Subsidiaries of the Registrant

23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

      (a)  Consent of Coopers & Lybrand.

24.  Powers-of-attorney of the Company's directors.