Form 10-Q
period 1994-07-27
HEINZ H J CO
filed 1994-09-12
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 27, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to __________________


For the Three Months Ended July 27, 1994           Commission File Number 1-3385


                              H. J. HEINZ COMPANY
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                       25-0542520
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

600 Grant Street, Pittsburgh, Pennsylvania                          15219
 (Address of Principal Executive Offices)                         (Zip Code)

        Registrant's telephone number, including area code: 412-456-5700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                       ---    ---

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 31, 1994, was 246,611,779 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three Months    Three Months
                                                                                     Ended          Ended
                                                                                 July 27, 1994  July 28, 1993
                                                                                 -------------  -------------
                                                                                    FY 1995        FY 1994
                                                                                          (Unaudited)
                                                                                     (In Thousands, Except
                                                                                      per Share Amounts)
Sales..........................................................................   $ 1,736,098    $  1,583,312
Cost of products sold..........................................................     1,101,450         963,338
                                                                                 -------------  --------------
Gross profit...................................................................       634,648         619,974
Selling, general and administrative expenses...................................       347,894         346,761
                                                                                 -------------  --------------
Operating income...............................................................       286,754         273,213
Interest income................................................................         9,361           8,513
Interest expense...............................................................        40,710          39,168
Other expense, net.............................................................         7,860           8,375
                                                                                 -------------  --------------
Income before income taxes.....................................................       247,545         234,183
Provision for income taxes.....................................................        92,829          82,004
                                                                                 -------------  --------------
Net income.....................................................................   $   154,716    $    152,179
                                                                                 =============  ==============
Net income per share...........................................................   $       .62    $        .59
                                                                                 =============  ==============
Cash dividends per share.......................................................   $       .33    $        .30
                                                                                 =============  ==============
Average shares for earnings per share..........................................       251,237         258,710
                                                                                 =============  ==============

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                July 27, 1994  April 27, 1994*
                                                                                -------------  --------------
                                                                                   FY 1995        FY 1994
                                                                                 (Unaudited)
                                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents.....................................................   $    90,715    $     98,536
Short-term investments, at cost which approximates market.....................        71,603          43,868
Receivables, net..............................................................       809,318         812,501
Inventories...................................................................     1,171,957       1,145,747
Prepaid expenses and other current assets.....................................       200,827         190,878
                                                                                -------------  --------------
     Total current assets.....................................................     2,344,420       2,291,530
                                                                                -------------  --------------

Property, plant and equipment.................................................     3,616,347       3,442,940
Less accumulated depreciation.................................................     1,338,584       1,275,213
                                                                                -------------  --------------
     Total property, plant and equipment, net.................................     2,277,763       2,167,727
                                                                                -------------  --------------

Investments, advances and other assets........................................       543,290         579,420
Goodwill, net.................................................................     1,000,335         992,994
Other intangibles, net........................................................       477,822         349,475
                                                                                -------------  --------------
     Total other noncurrent assets............................................     2,021,447       1,921,889
                                                                                -------------  --------------

     Total assets.............................................................   $ 6,643,630    $  6,381,146
                                                                                =============  ==============

*Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                July 27, 1994  April 27, 1994*
                                                                                -------------  --------------
                                                                                   FY 1995        FY 1994
                                                                                 (Unaudited)
                                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt...............................................................   $   688,487    $    416,372
Portion of long-term debt due within one year.................................        41,014          23,329
Accounts payable..............................................................       525,058         575,269
Salaries and wages............................................................        64,408          72,312
Accrued marketing.............................................................        92,776         105,102
Other accrued liabilities.....................................................       319,204         369,443
Income taxes..................................................................       120,966         130,535
                                                                                -------------  --------------
     Total current liabilities................................................     1,851,913       1,692,362
                                                                                -------------  --------------

Long-term debt................................................................     1,761,231       1,727,002
Deferred income taxes.........................................................       262,633         248,630
Non-pension postretirement benefits...........................................       218,731         217,044
Other liabilities.............................................................       163,730         157,557
                                                                                -------------  --------------
     Total long-term debt and other liabilities...............................     2,406,325       2,350,233
                                                                                -------------  --------------

Shareholders' Equity:
Capital stock.................................................................        72,239          72,248
Additional capital............................................................       168,011         170,179
Retained earnings.............................................................     3,706,152       3,633,385
Cumulative translation adjustments............................................      (217,938)       (264,119)
                                                                                -------------  --------------
                                                                                   3,728,464       3,611,693
Less:
  Treasury stock at cost (40,397,029 shares at July 27, 1994 and 38,359,744
     shares at April 27, 1994)................................................     1,311,372       1,239,177
  Unearned compensation relating to the ESOP..................................        31,700          33,965
                                                                                -------------  --------------
     Total shareholders' equity...............................................     2,385,392       2,338,551
                                                                                -------------  --------------
     Total liabilities and shareholders' equity...............................   $ 6,643,630    $  6,381,146
                                                                                =============  ==============

 *Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months   Three Months
                                                                                    Ended          Ended
                                                                                July 27, 1994  July 28, 1993
                                                                                -------------  -------------
                                                                                   FY 1995        FY 1994
                                                                                        (Unaudited)
                                                                                   (Thousands of Dollars)
Cash Provided by Operating Activities.........................................   $   105,761    $   206,259
                                                                                -------------  -------------
Cash Flows from Investing Activities:
     Capital expenditures.....................................................       (60,626)       (71,242)
     Acquisitions, net of cash acquired.......................................      (209,411)       (90,120)
     Proceeds from divestitures...............................................            --         38,834
     Purchases of short-term investments......................................      (855,105)       (62,744)
     Sales and maturities of short-term investments...........................       851,004            496
     Other items, net.........................................................        (3,993)       (11,883)
                                                                                -------------  -------------
          Cash used for investing activities..................................      (278,131)      (196,659)
                                                                                -------------  -------------
Cash Flows from Financing Activities:
     Proceeds from short-term debt, net.......................................       315,454         45,302
     Dividends................................................................       (81,949)       (76,299)
     Purchases of treasury stock..............................................       (89,086)       (42,772)
     Proceeds from borrowings against insurance policies......................        70,930         65,264
     Repayments of borrowings against insurance policies......................       (68,898)            --
     Other items, net.........................................................        14,216         (2,890)
                                                                                -------------  -------------
          Cash provided by (used for) financing activities....................       160,667        (11,395)
                                                                                -------------  -------------
Effect of exchange rate changes on cash and cash equivalents..................         3,882         (1,407)
                                                                                -------------  -------------
Net decrease in cash and cash equivalents.....................................        (7,821)        (3,202)
Cash and cash equivalents at beginning of year................................        98,536         68,432
                                                                                -------------  -------------
Cash and cash equivalents at end of period....................................   $    90,715    $    65,230
                                                                                =============  =============

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended April 27, 1994 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the fiscal 1995 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                                     July 27, 1994  April 27, 1994
                                                                                     -------------  -------------
                                                                                        (Thousands of Dollars)
          Finished goods and work-in-process.......................................   $   869,710    $   851,944
          Packaging material and ingredients.......................................       302,247        293,803
                                                                                     -------------  -------------
                                                                                      $ 1,171,957    $ 1,145,747
                                                                                     =============  =============

(5) The provision for income taxes consists of provisions for federal, state, U.S. possessions and foreign income taxes. The company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

(6) On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995 unless otherwise extended and the remaining $800 million expires in September 1999. As a result, $800 million of the $1.1 billion domestic commercial paper outstanding is classified as long-term debt at July 27, 1994. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

(7) On May 16, 1994, the company acquired the Borden Foodservice Group, a unit of Borden, Inc. The group's product range includes a single-serve line of condiments. On July 22, 1994, the company announced the completion of the acquisition of the Farley's infant food and adult nutrition business from The Boots Company PLC of Nottingham, England for a total purchase price of approximately $140 million. Farley's product offerings include a wide range of infant feeding products from formulas to post-weaning biscuits, cereals and dry meals. During the first quarter of fiscal 1995, the company also made other small acquisitions.

     All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based on their estimated fair values as of the dates of the acquisitions. Operating results of these acquisitions have been included in the Consolidated Statements of Income from the dates of the acquisitions. Pro forma results of the company, assuming the above-noted acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

(8) On August 9, 1994, the company entered into an agreement with Glaxo India Limited, based in Bombay, to acquire Glaxo's Family Products Division, which produces a wide range of nutritional drinks, baby foods and other consumer products. All necessary corporate approvals to complete the transaction have been obtained, but the closing is subject to final governmental approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               THREE MONTHS ENDED JULY 27, 1994 AND JULY 28, 1993

Results of Operations

     For the three months ended July 27, 1994, sales increased $152.8 million or 10% to $1,736.1 million from $1,583.3 million recorded in the same period a year ago. The sales increase came primarily from volume increases of 7%, acquisitions, net of divestitures of 2% and price increases of one percent. The effect of foreign exchange translation rates was negligible on the results of the quarter.

     Volume increases were noted in many of the company's core products, such as StarKist tuna, Heinz grocery ketchup, Heinz petfoods, Ore-Ida frozen potatoes and foodservice, which exhibited strong growth in Heinz ketchup.

     Price increases on Heinz grocery ketchup, Heinz babyfood and Ore-Ida foodservice frozen potatoes were partially offset by price decreases in Heinz petfoods, Heinz beans and Heinz pasta.

     Although the Weight Watchers businesses (meetings and foods) were down slightly for the quarter, recent indicators show that the downward trend experienced throughout last year is slowing. Attendance increased in markets where new marketing programs were tested and, as a result, it is expected that both of these businesses will exhibit improved performance when the marketing programs are fully implemented later this year.

     Gross profit increased $14.7 million to $634.6 million from $620.0 million a year ago. The ratio of gross profit to sales decreased 2.6% to 36.6%. The current year's gross profit ratio was negatively impacted by an unfavorable profit mix related to recent acquisitions and divestitures and higher foodservice sales, partially offset by lower costs and operating improvements resulting from the implementation of the restructuring strategy. The prior year's gross profit ratio was favorably impacted by the divestiture of the Chico-San rice cake business and lower costs associated with restructuring projects.

     Operating income increased $13.5 million or 5.0% to $286.8 million from $273.2 million for the same period last year. The increase in operating income is directly attributable to the increase in gross profit. Selling, general and administrative expenses increased by $1.1 million but decreased slightly as a percentage of net sales, reflecting lower administrative costs, offset by higher volume-driven selling and distribution costs.

     Net interest expense increased slightly to $31.3 million from $30.7 million in the first quarter a year ago mainly due to higher average short-term borrowings and higher short-term interest rates, offset by the favorable effect of the refinancing of certain long-term debt issuances.

     Net income for the current quarter was $154.7 million compared to $152.2 million for the same period last year and earnings per share was $0.62 compared to $0.59. The effective tax rate for the first quarter increased to 37.5% from 35.0%. The fiscal 1994 effective tax rate of 35.0% resulted from the recognition of the benefits attributable to prior years' operating losses overseas and a reduction in the statutory rate in Australia. The reduction in the number of common shares outstanding offset the effect of the higher tax rate on earnings per share.

Liquidity and Financial Position

     Cash provided by operating activities totaled $105.8 million for the three month period ended July 27, 1994 compared to $206.3 million last year. Cash provided by operations in the first quarter of the prior year benefited from a $249.4 million reduction in receivables related to the company's trade "de-loading" strategy.

     Cash used by investing activities required $278.1 million compared to $196.7 million last year. Cash used for acquisitions in the current quarter totaled $209.4 million and resulted from the following acquisitions: Farley's infant foods and adult nutrition business from The Boots Company PLC on July 22, 1994; the Borden Foodservice Group, a unit of Borden, Inc.; DEGA, a foodservice products company located in Italy; and other smaller acquisitions. The prior year's acquisitions included the purchase of the Moore's and Domani product lines from the Clorox Company for approximately $90.0 million, which was partially offset by the proceeds received from the divestiture of Chico-San and other small businesses. Purchases of property, plant and equipment totaled $60.6 million, compared to $71.2 million a year ago.

     Financing activities provided $160.7 million in the current quarter compared to using $11.4 million a year ago. Net proceeds on short-term debt provided $315.5 million in the current period versus providing $45.3 million in the prior year's first quarter. Short-term debt proceeds were used to finance treasury stock purchases of $89.1 million (2.7 million shares) and dividend payments of $81.9 million in the quarter ended July 27, 1994. As of July 27, 1994, the company has repurchased approximately 8.7 million shares of the currently authorized 10.0 million share repurchase program.

     On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995 unless otherwise extended and the remaining $800 million expires in September 1999. As a result, $800 million of the $1.1 billion domestic commercial paper outstanding is classified as long-term debt at July 27, 1994. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

Recent Development

     On August 9, 1994, the company entered into an agreement with Glaxo India Limited, based in Bombay, to acquire Glaxo's Family Products Division, which produces a wide range of nutritional drinks, baby foods and other consumer products. All necessary corporate approvals to complete the transaction have been obtained, but the closing is subject to final governmental approvals. The transaction is expected to close during the second quarter of fiscal 1995.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Mayaguez Water Treatment Company, Inc. ("MWTC"), an indirect 70%-owned subsidiary of the Company, has been advised that the Puerto Rico Environmental Quality Board is contemplating initiating proceedings against MWTC which could result in a fine being assessed in excess of $100,000 as a consequence of violations of an administrative order relating to MWTC's NPDES permit at its Mayaguez, Puerto Rico facility.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     Nothing to report under this item.

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

       11. Computation of net income per share.

       27. Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended July 27, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 H. J. HEINZ COMPANY
                                 (Registrant)

                                             /s/  DAVID R. WILLIAMS
Date: September 12, 1994         By.........................................
                                               David R. Williams
                                       Senior Vice President-Finance and
                                            Chief Financial Officer
                                         (Principal Financial Officer)

                                              /s/  TRACY E. QUINN
Date: September 12, 1994         By.........................................
                                                 Tracy E. Quinn
                                              Corporate Controller
                                         (Principal Accounting Officer)