Form 10-Q
period 1994-10-26
HEINZ H J CO
filed 1994-12-12
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 26, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

For the Six Months Ended October 26, 1994          Commission File Number 1-3385

                              H. J. HEINZ COMPANY
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                               25-0542520
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

600 Grant Street, Pittsburgh, Pennsylvania                  15219
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
     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of November 30, 1994, was 246,690,801 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Six Months        Six Months
                                                                                Ended              Ended
                                                                           October 26, 1994  October 27, 1993
                                                                           ----------------  ----------------
                                                                               FY 1995           FY 1994
                                                                                      (Unaudited)
                                                                                 (In Thousands, Except
                                                                                   per Share Amounts)

Sales....................................................................   $    3,711,479     $   3,391,041
Cost of products sold....................................................        2,371,075         2,122,060
                                                                           ----------------  -----------------
Gross profit.............................................................        1,340,404         1,268,981
Selling, general and administrative expenses.............................          781,526           775,337
Gain on sale of confectionery and specialty rice businesses..............         --                 127,001
                                                                           ----------------  -----------------
Operating income.........................................................          558,878           620,645
Interest income..........................................................           16,634            14,968
Interest expense.........................................................           86,261            74,746
Other expense, net.......................................................           18,358            17,980
                                                                           ----------------  -----------------
Income before income taxes...............................................          470,893           542,887
Provision for income taxes...............................................          176,585           197,583
                                                                           ----------------  -----------------
Net income...............................................................   $      294,308     $     345,304
                                                                           ===============   =================
Net income per share.....................................................   $         1.18     $        1.34
                                                                           ===============   =================
Cash dividends per share.................................................   $          .69     $         .63
                                                                           ===============   =================
Average shares for earnings per share....................................          249,960           257,946
                                                                           ===============   =================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months      Three Months
                                                                                 Ended             Ended
                                                                            October 26, 1994  October 27, 1993
                                                                            ----------------  ----------------
                                                                                FY 1995           FY 1994
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)

Sales.....................................................................   $    1,975,381    $    1,807,729
Cost of products sold.....................................................        1,269,625         1,158,722
                                                                            ----------------  ----------------
Gross profit..............................................................          705,756           649,007
Selling, general and administrative expenses..............................          433,632           428,576
Gain on sale of confectionery and specialty rice businesses...............         --                 127,001
                                                                            ----------------  ----------------
Operating income..........................................................          272,124           347,432
Interest income...........................................................            7,273             6,455
Interest expense..........................................................           45,551            35,578
Other expense, net........................................................           10,498             9,605
                                                                            ----------------  ----------------
Income before income taxes................................................          223,348           308,704
Provision for income taxes................................................           83,756           115,579
                                                                            ----------------  ----------------
Net income................................................................   $      139,592    $      193,125
                                                                            ================  ================
Net income per share......................................................   $          .56    $          .75
                                                                            ================  ================
Cash dividends per share..................................................   $          .36    $          .33
                                                                            ================  ================
Average shares for earnings per share.....................................          249,960           257,946
                                                                            ================  ================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            October 26, 1994  April 27, 1994*
                                                                            ----------------  --------------
                                                                                FY 1995           FY 1994
                                                                              (Unaudited)
                                                                                 (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents.................................................   $      106,200    $      98,536
Short-term investments, at cost which approximates market.................           62,065           43,868
Receivables, net..........................................................          914,325          812,501
Inventories...............................................................        1,349,169        1,145,747
Prepaid expenses and other current assets.................................          222,843          190,878
                                                                            ----------------  ---------------
     Total current assets.................................................        2,654,602        2,291,530
                                                                            ----------------  ---------------

Property, plant and equipment.............................................        3,715,799        3,442,940
Less accumulated depreciation.............................................        1,404,077        1,275,213
                                                                            ----------------  ---------------
     Total property, plant and equipment, net.............................        2,311,722        2,167,727
                                                                            ----------------  ---------------

Investments, advances and other assets....................................          574,683          579,420
Goodwill, net.............................................................        1,020,003          992,994
Other intangibles, net....................................................          531,666          349,475
                                                                            ----------------  ---------------
     Total other noncurrent assets........................................        2,126,352        1,921,889
                                                                            ----------------  ---------------

     Total assets.........................................................   $    7,092,676    $   6,381,146
                                                                            ================  ===============


*Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            October 26, 1994  April 27, 1994*
                                                                            ----------------  --------------
                                                                                FY 1995           FY 1994
                                                                              (Unaudited)
                                                                                 (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt...........................................................   $      644,505    $     416,372
Portion of long-term debt due within one year.............................           42,509           23,329
Accounts payable..........................................................          632,042          575,269
Salaries and wages........................................................           76,742           72,312
Accrued marketing.........................................................          105,459          105,102
Other accrued liabilities.................................................          358,032          369,443
Income taxes..............................................................          129,451          130,535
                                                                            ----------------  ---------------
     Total current liabilities............................................        1,988,740        1,692,362
                                                                            ----------------  ---------------

Long-term debt............................................................        2,062,117        1,727,002
Deferred income taxes.....................................................          281,665          248,630
Non-pension postretirement benefits.......................................          218,349          217,044
Other liabilities.........................................................          179,237          157,557
                                                                            ----------------  ---------------
     Total long-term debt and other liabilities...........................        2,741,368        2,350,233
                                                                            ----------------  ---------------

Shareholders' Equity:
Capital stock.............................................................           72,230           72,248
Additional capital........................................................          167,727          170,179
Retained earnings.........................................................        3,757,337        3,633,385
Cumulative translation adjustments........................................         (167,823)        (264,119)
                                                                            ----------------  ---------------
                                                                                  3,829,471        3,611,693
Less:
  Treasury stock at cost (43,734,651 shares at October 26, 1994 and
     38,359,744 shares at April 27, 1994).................................        1,435,869        1,239,177
  Unearned compensation relating to the ESOP..............................           31,034           33,965
                                                                            ----------------  ---------------
     Total shareholders' equity...........................................        2,362,568        2,338,551
                                                                            ----------------  ---------------
     Total liabilities and shareholders' equity...........................   $    7,092,676    $   6,381,146
                                                                            ================  ===============

 *Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months        Six Months
                                                                                Ended             Ended
                                                                           October 26, 1994  October 27, 1993
                                                                           ----------------  ----------------
                                                                               FY 1995           FY 1994
                                                                                      (Unaudited)
                                                                                 (Thousands of Dollars)

Cash Provided by Operating Activities....................................   $      181,981    $      277,357
                                                                           ----------------  ----------------
Cash Flows from Investing Activities:
     Capital expenditures................................................         (135,018)         (131,936)
     Acquisitions, net of cash acquired..................................         (263,391)          (93,426)
     Proceeds from divestitures..........................................         --                 254,754
     Purchases of short-term investments.................................       (1,128,166)          (26,288)
     Sales and maturities of short-term investments......................        1,135,131            19,593
     Other items, net....................................................           10,704             8,326
                                                                           ----------------  ----------------
          Cash (used for) provided by investing activities...............         (380,740)           31,023
                                                                           ----------------  ----------------
Cash Flows from Financing Activities:
     Proceeds (payments) on short-term debt, net.........................          561,578           (46,016)
     Dividends...........................................................         (170,356)         (159,696)
     Purchases of treasury stock.........................................         (219,348)          (78,180)
     Proceeds from borrowings against insurance policies.................           70,930            65,264
     Repayments of borrowings against insurance policies.................          (68,898)          (65,264)
     Other items, net....................................................           20,408             3,407
                                                                           ----------------  ----------------
          Cash provided by (used for) financing activities...............          194,314          (280,485)
                                                                           ----------------  ----------------
Effect of exchange rate changes on cash and cash
  equivalents............................................................           12,109            (8,490)
                                                                           ----------------  ----------------
Net increase in cash and cash equivalents................................            7,664            19,405
Cash and cash equivalents at beginning of year...........................           98,536            68,432
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period...............................   $      106,200    $       87,837
                                                                           ================  ================

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

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                         October 26, 1994   April 27, 1994
                                                                         ----------------  ----------------
                                                                               (Thousands of Dollars)
          Finished goods and work-in-process...........................   $    1,005,470    $      851,944
          Packaging material and ingredients...........................          343,699           293,803
                                                                         ----------------  ----------------
                                                                          $    1,349,169    $    1,145,747
                                                                         ================  ================

(5) The provision for income taxes consists of provisions for federal, state, U.S. possessions and foreign income taxes. The company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

(6) On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995, at which time it is anticipated that a new one year facility will be established. The remaining $800 million expires in September 1999. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated.

     On December 8, 1994, the company entered into an agreement to issue approximately $300 million of 8.0% three-year bonds in the international capital markets. The proceeds from this debt issuance will be utilized to repay domestic commercial paper. The company has agreed to a swap arrangement that will effectively convert the fixed interest rate associated with the bonds to a variable rate based on LIBOR.

     As a result of the above, $1.1 billion of the $1.4 billion domestic commercial paper outstanding is classified as long-term debt as of October 26, 1994. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

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

     On September 30, 1994, the company acquired the Family Products Division of Glaxo India Limited for a total purchase price of approximately $55 million. Glaxo's Family Products Division, based in Bombay, produces a wide range of nutritional drinks, baby foods and other consumer products.

     All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated on a preliminary basis to the respective assets and liabilities based on their estimated fair values as of the dates of the acquisitions. Operating results of these acquisitions have been included in the Consolidated Statements of Income from the dates of the acquisitions.

     On December 2, 1994, the company acquired The All American Gourmet Company for a total purchase price of approximately $200 million. All American Gourmet produces the Budget Gourmet frozen meals and side dishes and was formerly a part of Kraft General Foods, Inc.

     Pro forma results of the company, assuming the above-noted acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS
             SIX MONTHS ENDED OCTOBER 26, 1994 AND OCTOBER 27, 1993

     For the six months ended October 26, 1994, sales increased $320.4 million, or 9%, to $3.71 billion from $3.39 billion recorded in the same period a year ago. The sales increase came primarily from volume increases of 5% and acquisitions, net of divestitures, of 3%. Price increases and the impact of foreign currency translation rates each contributed less than one percent to the sales dollar increase.

     Volume increases were noted in most of the company's core products, such as StarKist tuna, petfoods, Heinz grocery ketchup, sauces and condiments, and foodservice products, which exhibited growth in Ore-Ida frozen potatoes and Heinz ketchup.

     Price increases on infant food, Ore-Ida frozen potatoes and sauces and condiments were offset by price decreases on petfoods, pasta and Heinz beans.

     Gross profit increased $71.4 million to $1.34 billion from $1.27 billion a year ago. The ratio of gross profit to sales decreased 1.3% to 36.1%. The current year's gross profit ratio was negatively impacted by an unfavorable profit mix related to recent acquisitions and divestitures and higher foodservice sales, partially offset by operating improvements resulting from the implementation of the company's restructuring strategy. The prior year's gross profit ratio was favorably impacted by the divestiture of the Chico-San rice cake business and lower costs associated with restructuring projects.

     Operating income decreased $61.8 million, or 10%, to $558.9 million from $620.6 million for the same period last year. The decrease in operating income is primarily attributable to the $127.0 million gain from the sale of the confectionery and specialty rice businesses in the prior year. Exclusive of the gain, operating income increased $65.2 million, mainly due to the increase in gross profit. Selling, general and administrative expenses increased by $6.2 million, but decreased as a percentage of net sales reflecting lower administrative and marketing costs.

     Net interest expense for the six months ended October 26, 1994 increased to $69.6 million from $59.8 million last year due mainly to higher average short-term borrowings and higher short-term interest rates, offset by a slight increase in interest income due to higher liquidity as a result of the divestiture of the confectionery business.

     Net income for the six months was $294.3 million compared to $345.3 million for the same period last year and earnings per share was $1.18 compared to $1.34. The effective tax rate was 37.5% compared to 36.4% for the same period last year. The tax rate for the six months ended October 26, 1994 included the recognition of benefits attributable to prior years' operating losses overseas. The fiscal 1994 effective tax rate of 36.4% included: the recognition of benefits attributable to prior years' operating losses overseas; the impact of changes in U.S. tax law; and a reduction in the statutory rate in Australia. Fiscal 1995 earnings per share benefited from the effect of a reduction in the number of common shares outstanding resulting from the company's share repurchase program.

                             RESULTS OF OPERATIONS
            THREE MONTHS ENDED OCTOBER 26, 1994 AND OCTOBER 27, 1993

     For the three months ended October 26, 1994, sales increased $167.7 million, or 9%, to $1.98 billion from $1.81 billion recorded in the same period a year ago. The increase is due to volume gains of 4%, acquisitions, net of divestitures, of 3% and the effect of foreign exchange translation rates of 2%. The effect of price increases was negligible on results for the quarter.

     Volume increases were noted in many of the company's core retail product lines, such as sauces and condiments, 9-Lives canned cat food, infant food, pasta and Heinz beans. Foodservice volumes continued to show growth in Ore-Ida frozen potatoes, coated products, bakery products, sauces and condiments, and Heinz ketchup. These volume gains were partially offset by sales volume declines, most notably in StarKist tuna, which had benefited from increased shipments in advance of a price increase in the prior year's second quarter.

     Price increases on Ore-Ida foodservice potatoes, infant food and foodservice sauces and condiments were almost entirely offset by lower prices on Weight Watchers entrees, Heinz grocery ketchup and petfoods.

     Although the Weight Watchers businesses (meetings and foods) were down slightly for the first quarter, recent indicators show that the downward trend experienced throughout last year has ended. In the second quarter, volume improved in frozen foods and attendance increased in markets where new marketing programs were tested. It is expected that both of these businesses will continue to exhibit improved performance when the marketing programs are fully implemented later this year.

     Gross profit increased $56.7 million to $705.8 million from $649.0 million a year ago. The ratio of gross profit to sales decreased slightly to 35.7%. The current year's gross profit ratio was negatively impacted by an unfavorable profit mix related to recent acquisitions and divestitures and higher foodservice sales, partially offset by operating improvements resulting from the implementation of the company's restructuring strategy.

     Operating income decreased $75.3 million, or 21.7%, to $272.1 million from $347.4 million for the same period last year. The decrease in operating income is primarily attributable to the $127.0 million gain from the sale of the confectionery and specialty rice businesses in the prior year, offset by the increase in gross profit discussed above. Selling, general and administrative expenses increased by $5.1 million, but decreased as a percentage of net sales reflecting lower administrative and marketing costs.

     Net interest expense increased $9.2 million, or 31.4%, to $38.3 million from $29.1 million in the second quarter a year ago mainly due to higher short-term interest rates on higher average short-term borrowings, offset by slightly higher interest income resulting from higher liquidity as a result of the divestiture of the confectionery business.

     Net income for the quarter was $139.6 million compared to $193.1 million for the same period last year and earnings per share was $0.56 compared to $0.75. The prior year's second quarter results included gains of $0.24 per share resulting from the sale of the company's confectionery and specialty rice businesses. The tax rate for the second quarter of fiscal 1995 was 37.5% compared to 37.4% a year ago. The current quarter's tax rate included the recognition of benefits attributable to prior years' operating losses overseas. The fiscal 1994 second quarter tax rate included the effect of higher taxes in Italy as a result of the sale of the Italian confectionery business, offset partially by the favorable impact of changes in U.S. tax law. Fiscal 1995 earnings per share benefited from the effect of a reduction in the number of common shares outstanding resulting from the company's share repurchase program.

                        LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $182.0 million for the six month period ended October 26, 1994 compared to $277.4 million last year. The decrease is mainly due to increased levels of inventories and receivables.

     Cash used by investing activities required $380.7 million compared to providing $31.0 million last year. Cash used for acquisitions in the current period totaled $263.4 million and resulted from the following acquisitions: the Family Products Division of Glaxo India Limited; Farley's infant foods and adult nutrition business from The Boots Company PLC; the Borden Foodservice Group, a unit of Borden, Inc.; DEGA, a foodservice products company located in Italy; and other smaller acquisitions. The prior year's amount included the purchase of the Moore's and Domani product lines from the Clorox Company for approximately $90.0 million. Proceeds from divestitures totaled $254.8 million in the first six months of fiscal 1994, due mainly to the sale of the confectionery and specialty rice businesses. Purchases of property, plant and equipment totaled $135.0 million compared to $131.9 million a year ago.

     Financing activities provided $194.3 million for the six months ended October 26, 1994 compared to using $280.5 million a year ago. Net proceeds on short-term debt provided $561.6 million in the current period versus using $46.0 million in the prior year's comparable period. Short-term debt proceeds were used to finance treasury stock purchases of $219.3 million (6.2 million shares) and dividend payments of $170.4 million in the six months ended October 26, 1994.

     On September 13, 1994, the board of directors authorized the repurchase of up to an additional 10.0 million shares of the company's common stock, which may take place over an extended period of time. As of October 26, 1994, the company has repurchased approximately 2.3 million shares of the currently authorized
10.0 million share repurchase program. The previous 10.0 million share repurchase program was completed during the second quarter of fiscal 1995.

     On September 13, 1994, the company's board of directors raised the quarterly dividend on the company's common stock to $0.36 per share from $0.33 per share, for an indicated annual rate of $1.44 per share. On December 7, 1994, the board of directors declared the quarterly dividend of $0.36 per share to shareholders of record as of December 21, 1994, payable January 10, 1995.

     On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995, at which time it is anticipated that a new one year facility will be established. The remaining $800 million expires in September 1999. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated.

     On December 8, 1994, the company entered into an agreement to issue approximately $300 million of 8.0% three-year bonds in the international capital markets. The proceeds from this debt issuance will be utilized to repay domestic commercial paper. The company has agreed to a swap arrangement that will effectively convert the fixed interest rate associated with the bonds to a variable rate based on LIBOR.

     As a result of the above, $1.1 billion of the $1.4 billion domestic commercial paper outstanding is classified as long-term debt as of October 26, 1994. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                               RECENT DEVELOPMENT

     On December 2, 1994, the company acquired The All American Gourmet Company for a total purchase price of approximately $200 million. All American Gourmet produces the Budget Gourmet frozen meals and side dishes and was formerly a part of Kraft General Foods, Inc.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania on September 13, 1994. The following individuals were elected as directors for a one-year term expiring in September 1995:

                                          Shares
Director                 Shares for      Withheld
- --------                 ----------      --------
A. J. F. O'Reilly         207,578,366     3,241,717
W. P. Snyder III          207,686,657     3,133,426
J. J. Bogdanovich         207,546,035     3,274,048
H. J. Schmidt             207,646,732     3,173,351
A. Lippert                207,794,020     3,026,063
E. B. Sheldon             207,691,534     3,128,549
R. M. Cyert               207,754,365     2,883,718
S. C. Johnson             207,825,331     2,994,752
D. W. Sculley             207,749,710     3,070,373
D. R. Keough              207,929,148     2,890,935
S. D. Wiley               207,898,576     2,921,507
L. J. McCabe              207,928,318     2,891,765
D. R. Williams            207,938,224     2,881,859
L. Ribolla                207,876,836     2,943,247
N. F. Brady               207,826,208     2,993,875
W. R. Johnson             207,969,430     2,850,647
W. C. Springer            207,905,708     2,914,375
E. E. Holiday             207,775,526     3,044,557

     Broker non-votes with respect to the election of directors totaled 3,073.

     Shareholders also acted upon the following proposals at the Annual Meeting:

     Elected Coopers & Lybrand the company's independent accountants for the fiscal year ending May 3, 1995. Votes totaled 207,985,787 for; 1,704,510 against; and 1,128,973 abstentions. Broker non-votes totaled 3,073.

     Approved the company's 1994 Stock Option Plan. Votes totaled 182,226,315 for; 25,944,002 against; and 2,648,019 abstentions. Broker non-votes totaled 3,073.

     Approved the company's new Incentive Compensation Plan. Votes totaled 191,581,300 for; 15,781,549 against; and 3,454,119 abstentions. Broker non-votes totaled 3,073.

     Defeated a shareholder proposal related to stock options. Votes totaled 29,103,548 for; 152,187,572 against; and 5,420,199 abstentions. Broker non-votes totaled 3,503.

ITEM 5. OTHER INFORMATION

     On September 13, 1994, the Registrant's Board of Directors authorized the repurchase of up to an additional 10 million shares of the Registrant's common stock, which may take place over an extended period of time. The previous 10 million share repurchase program was completed during the second quarter of the 1995 fiscal year.

     On September 30, 1994, the Registrant completed the previously reported acquisition of the Family Products Division of Glaxo India Limited.

     On December 2, 1994, the Registrant completed the acquisition of The All American Gourmet Company, formerly a part of Kraft General Foods, Inc.

     On December 8, 1994, the Registrant entered into an agreement to issue approximately $300 million of 8.0% three-year bonds in the international capital markets.

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

       27. Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended October 26, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                H. J. HEINZ COMPANY
                                                   (Registrant)

                                        /s/  DAVID R. WILLIAMS
Date: December 12, 1994              By........................................
                                        David R. Williams
                                        Senior Vice President-Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/  TRACY E. QUINN
Date: December 12, 1994              By........................................
                                        Tracy E. Quinn
                                        Corporate Controller
                                        (Principal Accounting Officer)