Form 10-Q
period 1995-01-25
HEINZ H J CO
filed 1995-03-13
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 1995

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------

FOR THE NINE MONTHS ENDED JANUARY 25, 1995     COMMISSION FILE NUMBER 1-3385

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No ___

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 22, 1995, was 243,494,218 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Nine Months        Nine Months
                                                                                 Ended              Ended
                                                                           January 25, 1995   January 26, 1994
                                                                           ----------------   ----------------
                                                                                FY 1995            FY 1994
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)

Sales....................................................................      $5,665,334         $5,101,250
Cost of products sold....................................................       3,603,479          3,161,123
                                                                               ----------         ----------
Gross profit.............................................................       2,061,855          1,940,127
Selling, general and administrative expenses.............................       1,228,604          1,199,141
Gain on sale of confectionery and specialty rice business................           --               127,001
                                                                               ----------         ----------
Operating income.........................................................         833,251            867,987
Interest income..........................................................          25,655             25,455
Interest expense.........................................................         141,576            111,884
Other expense, net.......................................................          30,395             23,439
                                                                               ----------         ----------
Income before income taxes...............................................         686,935            758,119
Provision for income taxes...............................................         254,360            284,248
                                                                               ----------         ----------
Net income...............................................................      $  432,575         $  473,871
                                                                               ==========         ==========
Net income per share.....................................................      $     1.74         $     1.84
                                                                               ==========         ==========
Cash dividends per share.................................................      $     1.05         $      .96
                                                                               ==========         ==========
Average common shares outstanding........................................         248,933            257,527
                                                                               ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months       Three Months
                                                                                 Ended              Ended
                                                                           January 25, 1995   January 26, 1994
                                                                           ----------------   ----------------
                                                                                FY 1995            FY 1994
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)

Sales....................................................................      $1,953,855         $1,710,209
Cost of products sold....................................................       1,232,404          1,039,063
                                                                               ----------         ----------
Gross profit.............................................................         721,451            671,146
Selling, general and administrative expenses.............................         447,078            423,804
                                                                               ----------         ----------
Operating income.........................................................         274,373            247,342
Interest income..........................................................           9,021             10,487
Interest expense.........................................................          55,315             37,138
Other expense, net.......................................................          12,037              5,459
                                                                               ----------         ----------
Income before income taxes...............................................         216,042            215,232
Provision for income taxes...............................................          77,775             86,665
                                                                               ----------         ----------
Net income...............................................................      $  138,267         $  128,567
                                                                               ==========         ==========
Net income per share.....................................................      $      .56         $      .50
                                                                               ==========         ==========
Cash dividends per share.................................................      $      .36         $      .33
                                                                               ==========         ==========
Average common shares outstanding........................................         248,933            257,527
                                                                               ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           January 25, 1995   April 27, 1994*
                                                                           ----------------   ---------------
                                                                                FY 1995           FY 1994
                                                                              (Unaudited)
                                                                                 (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents................................................      $  116,120         $   98,536
Short-term investments, at cost which
  approximates market....................................................          68,549             43,868
Receivables, net.........................................................         875,925            812,501
Inventories..............................................................       1,400,081          1,145,747
Prepaid expenses and other current assets................................         234,268            190,878
                                                                               ----------         ----------
     Total current assets................................................       2,694,943          2,291,530
                                                                               ----------         ----------

Property, plant and equipment............................................       3,886,149          3,442,940
Less accumulated depreciation............................................       1,494,556          1,275,213
                                                                               ----------         ----------
     Total property, plant and equipment, net............................       2,391,593          2,167,727
                                                                               ----------         ----------

Investments, advances and other assets...................................         567,896            579,420
Goodwill, net............................................................       1,149,514            992,994
Other intangibles, net...................................................         525,720            349,475
                                                                               ----------         ----------
     Total other noncurrent assets.......................................       2,243,130          1,921,889
                                                                               ----------         ----------

     Total assets........................................................      $7,329,666         $6,381,146
                                                                               ==========         ==========

*Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           January 25, 1995   April 27, 1994*
                                                                           ----------------   ---------------
                                                                                FY 1995           FY 1994
                                                                              (Unaudited)
                                                                                 (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt..........................................................      $  855,817         $  416,372
Portion of long-term debt due within one year............................          34,635             23,329
Accounts payable.........................................................         526,866            575,269
Salaries and wages.......................................................          69,907             72,312
Accrued marketing........................................................         114,370            105,102
Other accrued liabilities................................................         376,070            369,443
Income taxes.............................................................         112,428            130,535
                                                                               ----------         ----------
     Total current liabilities...........................................       2,090,093          1,692,362
                                                                               ----------         ----------

Long-term debt...........................................................       2,094,567          1,727,002
Deferred income taxes....................................................         311,286            248,630
Non-pension postretirement benefits......................................         217,716            217,044
Other liabilities........................................................         251,272            157,557
                                                                               ----------         ----------
     Total long-term debt and other liabilities..........................       2,874,841          2,350,233
                                                                               ----------         ----------

Shareholders' Equity:
Capital stock............................................................          72,215             72,248
Additional capital.......................................................         166,332            170,179
Retained earnings........................................................       3,808,140          3,633,385
Cumulative translation adjustments.......................................        (191,649)          (264,119)
                                                                               ----------         ----------
                                                                                3,855,038          3,611,693
Less:
  Treasury stock at cost (44,272,918 shares at January 25,
     1995 and 38,359,744 shares at April 27, 1994).......................       1,461,191          1,239,177
  Unearned compensation relating to the ESOP.............................          29,115             33,965
                                                                               ----------         ----------
     Total shareholders' equity..........................................       2,364,732          2,338,551
                                                                               ----------         ----------
     Total liabilities and shareholders' equity..........................      $7,329,666         $6,381,146
                                                                               ==========         ==========

 *Summarized from audited fiscal year 1994 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months        Nine Months
                                                                               Ended              Ended
                                                                         January 25, 1995   January 26, 1994
                                                                         ----------------   ----------------
                                                                              FY 1995            FY 1994
                                                                                     (Unaudited)
                                                                                (Thousands of Dollars)

Cash Provided by Operating Activities..................................     $   286,401         $ 445,631
                                                                            -----------         ---------
Cash Flows from Investing Activities:
     Capital expenditures..............................................        (210,601)         (195,102)
     Acquisitions, net of cash acquired................................        (449,212)          (97,575)
     Proceeds from divestitures........................................           --              255,574
     Purchases of short-term investments...............................      (1,368,048)         (252,832)
     Sales and maturities of short-term investments....................       1,372,627           336,271
     Other items, net..................................................          14,303             5,344
                                                                            -----------         ---------
          Cash (used for) provided by investing activities.............        (640,931)           51,680
                                                                            -----------         ---------
Cash Flows from Financing Activities:
     Proceeds from long-term debt......................................         318,923               976
     Payments on long-term debt........................................         (10,247)          (23,543)
     Proceeds (payments) on short-term debt, net.......................         471,194           (56,438)
     Dividends.........................................................        (257,820)         (243,124)
     Purchases of treasury stock.......................................        (255,634)         (110,651)
     Proceeds from minority interest..................................           56,971             --
     Proceeds from borrowings against insurance policies.............            70,931            65,264
     Repayments of borrowings against insurance policies...............         (68,898)          (65,264)
     Other items, net..................................................          33,497            23,472
                                                                            -----------         ---------
          Cash provided by (used for) financing activities.............         358,917          (409,308)
                                                                            -----------         ---------
Effect of exchange rate changes on cash and cash
  equivalents..........................................................          13,197           (26,175)
                                                                            -----------         ---------
Net increase in cash and cash equivalents..............................          17,584            61,828
Cash and cash equivalents at beginning of year.........................          98,536            68,432
                                                                            -----------         ---------
Cash and cash equivalents at end of period.............................     $   116,120         $ 130,260
                                                                            ===========         =========

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

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                                 January 25, 1995   April 27, 1994
                                                                                 ----------------   --------------
                                                                                      (Thousands of Dollars)
          Finished goods and work-in-process...................................     $1,025,253        $  851,944
          Packaging material and ingredients...................................        374,828           293,803
                                                                                    ----------        ----------
                                                                                    $1,400,081        $1,145,747
                                                                                    ==========        ==========

(5) The provision for income taxes consists of provisions for federal, state, U.S. possessions and foreign income taxes. The company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

(6) On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995, at which time it is anticipated that a new one year facility will be established. The remaining $800 million expires in September 1999. As a result, $800 million of the $1.3 billion domestic commercial paper is classified as long-term debt as of January 25, 1995. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

     On January 5, 1995, the company issued $300 million of three-year 8.0% notes in the international capital markets. The proceeds from the notes have been utilized to repay domestic commercial paper. The company entered into an interest rate swap agreement that effectively converted the fixed interest rate associated with the notes to a variable rate based on LIBOR. Due to favorable market conditions, the interest rate swap agreement has been terminated and the resulting gain will be amortized over the remaining life of the notes, producing an effective borrowing rate of 7.3%.

(7) On May 16, 1994, the company acquired the Borden Foodservice Group, a unit of Borden, Inc. The group's product range includes a single-serve line of condiments. On July 22, 1994, the company announced the completion of the acquisition of the Farley's infant foods and adult nutrition business from The Boots Company PLC of Nottingham, England for a total purchase

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)
     price of approximately $140 million. Farley's product offerings include a wide range of infant feeding products from formulas to post-weaning biscuits, cereals and dry meals.

     On September 30, 1994, the company acquired the Family Products Division of Glaxo India Limited for a total purchase price of approximately $65 million. Glaxo's Family Products Division, based in Bombay, produces a wide range of nutritional drinks, baby foods and other consumer products.

     On December 2, 1994, the company acquired The All American Gourmet Company for a total purchase price of approximately $200 million. All American Gourmet produces The Budget Gourmet frozen meals and side dishes and was formerly a part of Kraft General Foods, Inc. During fiscal 1995, the company also made other small acquisitions.

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

(8) On September 13, 1994, the board of directors authorized the repurchase of up to an additional 10.0 million shares of the company's common stock, which may take place over an extended period of time. As of January 25, 1995, the company had repurchased approximately 3.2 million shares of the currently authorized 10.0 million share repurchase program. The previous
     10.0 million share repurchase program was completed during the second quarter of fiscal 1995.

(9) On February 6, 1995, the company announced that it had signed an agreement with The Quaker Oats Company to acquire all of its U.S. and Canadian pet food businesses for $725 million. Among the major brands to be acquired in this transaction are Kibbles'n Bits dry dog food; Gravy Train dry and canned dog food (U.S. only); Ken-L Ration canned dog food; and Snausages, Pup-Peroni and Pounce pet treats. Quaker's Pet Foods division records annual North American sales of approximately $540 million; Heinz Pet Products last year had sales of more than $600 million. The transaction is expected to be completed on March 14, 1995.

     It is anticipated that this acquisition will initially be funded primarily through privately placed commercial paper borrowings supported by a new $700 million line of credit agreement. The company is currently evaluating alternative sources of financing to replace these commercial paper borrowings on a long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS
            NINE MONTHS ENDED JANUARY 25, 1995 AND JANUARY 26, 1994

For the nine months ended January 25, 1995, sales increased $564.1 million or 11% to $5.67 billion from $5.10 billion recorded in the same period a year ago. The sales increase came primarily from volume increases of 5% and acquisitions, net of divestitures, of 5%. The impact of foreign currency translation rates contributed approximately one percent to the sales dollar increase, while increased prices added less than one percent.

Volume increases were noted in many of the company's grocery products, such as StarKist tuna, Heinz sauces, Heinz grocery ketchup, Heinz petfoods, Ore-Ida Bagel Bites and Heinz pasta. Foodservice products exhibited growth in Ore-Ida frozen potatoes, Heinz foodservice ketchup, frozen bakery products and coated products.

Price increases on Heinz babyfood and Ore-Ida frozen potatoes were offset by price decreases in Weight Watchers brand frozen entrees, Heinz petfoods, Heinz pasta and Heinz beans.

Gross profit increased $121.7 million to $2.06 billion from $1.94 billion a year ago. The ratio of gross profit to sales decreased 1.6% to 36.4%. The current year's gross profit ratio was negatively impacted by an unfavorable profit mix related to recent acquisitions and divestitures, increased goodwill amortization associated with acquisitions and higher foodservice sales. Operating improvements resulting from the company's restructuring strategy had a positive effect on gross profit. The prior year's gross profit ratio was favorably impacted by the divestiture of the Chico-San rice cake business and lower costs associated with restructuring projects.

During the first nine months of fiscal 1995, the company continued with the productivity improvement and cost reduction initiatives. Specifically, the company transferred pickle and soup production from Canadian to U.S. facilities and announced that it will close the Chef Francisco factory in Eugene, Oregon, relocating production to other company facilities.

Cost synergies arising from the acquisition of the Borden Foodservice Group and The All American Gourmet Company (which manufactures and markets The Budget Gourmet brand of frozen meals and side dishes) have only been partially realized. The company expects additional cost synergies from each of these acquisitions going forward.

Operating income decreased $34.7 million or 4.0% to $833.3 million from $868.0 million for the same period last year. The decrease in operating income is primarily attributable to the $127.0 million gain from the sale of the confectionery and specialty rice businesses recorded in the prior year. Exclusive of the gain, operating income increased $92.3 million, or 12.5%, mainly due to the increase in gross profit. Selling, general and administrative expenses increased by $29.5 million, but decreased as a percentage of net sales, reflecting lower administrative and marketing costs. Selling and distribution costs have remained comparable as a percentage of sales from period to period.

Net interest expense for the nine months ended January 25, 1995 increased to $115.9 million from $86.4 million last year due mainly to higher short-term interest rates combined with higher average borrowings resulting from acquisitions and the company's share repurchase program.

Net income for the nine months ended January 25, 1995 was $432.6 million compared to $473.9 million for the same period last year and earnings per share was $1.74 compared to $1.84. The effective tax rate was 37.0% compared to 37.5% for the same period last year. The fiscal 1994 effective tax rate of 37.5% resulted from the recognition of the benefits attributable to prior years' operating losses overseas and a reduction in the statutory rate in Australia. The 1995 effective tax rate benefited from the recognition of tax benefits primarily relating to overseas operations.

Earnings per share benefited from the effect of a reduction in the number of common shares outstanding resulting from the company's share repurchase program.

The impact of fluctuating exchange rates on sales, as described above, remained relatively consistent on a line-by-line basis throughout the Consolidated Statements of Income for the periods presented.

                             RESULTS OF OPERATIONS
            THREE MONTHS ENDED JANUARY 25, 1995 AND JANUARY 26, 1994

For the three months ended January 25, 1995, sales increased $243.6 million or 14% to $1.95 billion from $1.71 billion recorded in the same period a year ago. The increase is due to acquisitions, net of divestitures, of 7%, volume gains of 4% and the effect of foreign exchange translation rates of 3%. The effect of price increases was negligible on results for the quarter.

Volume increases were noted in many of the company's retail product lines, such as StarKist tuna, Heinz grocery ketchup, Ore-Ida Bagel Bites and Heinz sauces. Foodservice volumes continued to show growth in Heinz ketchup, Ore-Ida frozen potatoes, frozen bakery products and coated products. These volume gains were partially offset by volume declines in certain of Heinz United Kingdom's (U.K.) core products.

Pricing was comparable to that of a year ago, with modest gains on a variety of products offset by price declines in StarKist tuna, Weight Watchers brand frozen entrees and in certain of Heinz U.K.'s core products.

Heinz U.K. is dealing with competitive pressures and a difficult trade environment affecting both volume and pricing. In addition, unseasonably warm weather has adversely affected soup sales in the U.K. The above factors have not had a material effect on the company's results of operations or financial position nor are they expected to in the future.

The Weight Watchers businesses (meetings and food products) have posted third quarter results that are improved when compared to the prior year's third quarter. This favorable trend is expected to continue through the fourth quarter.

Gross profit increased $50.3 million to $721.5 million from $671.1 million a year ago. The ratio of gross profit to sales decreased by 2.3% to 36.9%. The current year's gross profit ratio was negatively impacted by an unfavorable profit mix and increased goodwill amortization related to recent acquisitions and higher foodservice sales, partially offset by cost reductions and productivity improvements.

Operating income increased $27.0 million or 10.9% to $274.4 million from $247.3 million for the same period last year. Selling, general and administrative expenses increased by $23.3 million but decreased as a percentage of net sales, reflecting lower administrative and marketing costs.

Net interest expense increased $19.6 million, or 73.7%, to $46.3 million from $26.7 million in the third quarter a year ago, mainly due to higher interest rates combined with higher average borrowings related to recent acquisitions and the company's share repurchase program.

Net income for the quarter was $138.3 million compared to $128.6 million for the same period last year and earnings per share was $0.56 compared to $0.50. The tax rate for the third quarter of fiscal 1995 was 36.0%, which includes the recognition of tax benefits primarily relating to overseas operations. The 1994 effective tax rate was 40.3%.

                        LIQUIDITY AND FINANCIAL POSITION

Cash provided by operating activities totaled $286.4 million for the nine month period ended January 25, 1995 compared to $445.6 million last year. The decrease in cash provided by operations is mainly due to higher inventories required to meet the higher sales volume.

Cash used by investing activities required $640.9 million compared to providing $51.7 million last year. Cash used for acquisitions in the current period totaled $449.2 million and resulted from the following acquisitions: The All American Gourmet Company, maker of The Budget Gourmet frozen meals and side dishes; the Family Products Division of Glaxo India, Ltd.; Farley's infant foods and adult nutrition business from The Boots Company PLC; the Borden Foodservice Group, a unit of Borden, Inc.; DEGA, a foodservice products company located in Italy; and other smaller acquisitions. The prior year's amount included the purchase of the Moore's and Domani product lines from the Clorox Company for approximately $90.0 million. Proceeds from divestitures totaled $255.6 million in the first nine months of fiscal 1994, due mainly to the sale of the confectionery and specialty rice businesses. Purchases of property, plant and equipment totaled $210.6 million compared to $195.1 million a year ago.

Financing activities provided $358.9 million for the nine months ended January 25, 1995 compared to using $409.3 million a year ago. Net proceeds on short-term debt provided $471.2 million in the current period versus using $56.4 million in the prior year's comparable period. Proceeds from long-term debt totaled $318.9 million for the current period, mainly due to the issuance of the $300 million three-year 8.0% notes (see below). During the nine months ended January 25, 1995, treasury stock purchases totaled $255.6 million (7.2 million shares) while dividend payments totaled $257.8 million.

On September 13, 1994, the board of directors authorized the repurchase of up to an additional 10.0 million shares of the company's common stock, which may take place over an extended period of time. As of January 25, 1995, the company had repurchased approximately 3.2 million shares of the currently authorized 10.0 million share repurchase program. The previous 10.0 million share repurchase program was completed during the second quarter of fiscal 1995.

On September 13, 1994, the company's board of directors raised the quarterly dividend on the company's common stock to $0.36 per share from $0.33 per share, for an indicated annual rate of $1.44 per share.

On September 6, 1994, the company replaced its line of credit agreements supporting domestic commercial paper. The new line of credit agreements total $1.6 billion, of which $800 million expires on September 5, 1995, at which time it is anticipated that a new one year facility will be established. The remaining $800 million expires in September 1999. As a result, $800 million of the $1.3 billion domestic commercial paper is classified as long-term debt as of January 25, 1995. Fiscal year 1994 domestic line of credit agreements of $1.5 billion have been terminated. As of fiscal year end 1994, $750 million of domestic commercial paper was classified as long-term debt.

On January 5, 1995, the company issued $300 million of three-year 8.0% notes in the international capital markets. The proceeds from the notes have been utilized to repay domestic commercial paper. The company entered into an interest rate swap agreement that effectively converted the fixed interest rate associated with the notes to a variable rate based on LIBOR. Due to favorable market conditions, the interest rate swap agreement has been terminated and the resulting gain will be amortized over the remaining life of the notes, producing an effective borrowing rate of 7.3%.

During the quarter ended January 25, 1995, the company participated in the formation of a business which purchases a portion of the trade receivables generated by the company. Outside investors contributed $57.0 million in capital to the new entity. The company fully consolidates this entity and the capital contributed by the outside investors is classified as minority interest (other liabilities) in the January 25, 1995 Condensed Consolidated Balance Sheet. Subsequent to quarter end, outside investors contributed an additional $38.4 million.

The company's Heinz Pet Products division completed the purchase of $10.0 million of common stock of Veterinary Centers of America, Inc. (VCA) on January 18, 1995. The investment gives Heinz Pet Products an approximate 18% interest in VCA, which owns and operates a nationwide network of veterinary hospitals and veterinary clinical laboratories. Heinz Pet Products and VCA participate in a joint venture, Vet's Choice, which markets and distributes a line of specialty pet foods.

On February 6, 1995, Standard & Poor's Corporation placed its AA- senior unsecured debt and A-1+ commercial paper ratings on H.J. Heinz Company on CreditWatch with negative implications. On December 9, 1994, Moody's Investors Service placed the Aa2 long-term debt ratings of H.J. Heinz under review for downgrade. The P-1 rating for commercial paper is not under review and is confirmed.

The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                               SUBSEQUENT EVENTS

On February 6, 1995, the company announced that it had signed an agreement with The Quaker Oats Company to acquire all of its U. S. and Canadian pet food businesses for $725 million. Among the major brands to be acquired in this transaction are Kibbles'n Bits dry dog food; Gravy Train dry and canned dog food (U. S. only); Ken-L Ration canned dog food; and Snausages, Pup-Peroni and Pounce pet treats. Quaker's Pet Foods division records annual North American sales of approximately $540 million; Heinz Pet Products last year had sales of more than $600 million. The transaction is expected to be completed on March 14, 1995.

It is anticipated that this acquisition will initially be funded primarily through privately placed commercial paper borrowings supported by a new $700 million line of credit agreement. The company is currently evaluating alternative sources of financing to replace these commercial paper borrowings on a long-term basis.

In connection with the recent acquisition of The All American Gourmet Company, which produces and markets The Budget Gourmet brand of frozen meals and side dishes, the company has announced its plan to relocate certain administrative functions related to its Weight Watchers Foods business and to close certain facilities, including The All American Gourmet Company headquarters in Orange, California. The charges associated with existing company facilities and functions are considered immaterial and will be treated as period costs.

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

ITEM 5. OTHER INFORMATION

     On December 2, 1994, the Registrant completed the acquisition of The All American Gourmet Company, formerly a part of Kraft General Foods, Inc.

     On January 5, 1995, the Registrant issued $300 million of 8.0% three-year notes in the international capital markets.

     On February 6, 1995, the company announced that it had signed an agreement with The Quaker Oats Company to acquire all of its U.S. and Canadian pet food businesses for $725 million. The transaction is expected to be completed on March 14, 1995.

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

       27. Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 25, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          H. J. HEINZ COMPANY
                                                          (Registrant)

                                                                           /s/  DAVID R. WILLIAMS
Date: March 13, 1995                                      By......................................................
                                                                             David R. Williams
                                                                     Senior Vice President--Finance and
                                                                          Chief Financial Officer
                                                                       (Principal Financial Officer)

                                                                            /s/  TRACY E. QUINN
Date: March 13, 1995                                      By......................................................
                                                                               Tracy E. Quinn
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)