Form 10-K405
period 1995-05-03
HEINZ H J CO
filed 1995-08-01
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended May 3, 1995

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   ---------

Commission File Number 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                            25-0542520
   (State of Incorporation)         (I.R.S. Employer Identification No.)

      600 GRANT STREET,
   PITTSBURGH, PENNSYLVANIA                        15219
    (Address of principal                        (Zip Code)
     executive offices)
                                 412-456-5700
                        (Registrant's telephone number)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of June 30, 1995 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$10,078,192,181.25.

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1995, was 246,148,828 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Shareholders for the fiscal year ended May 3, 1995, are incorporated into Part I, Items 1 and 3; Part II, Items 5, 7 and 8; and Part IV, Item 14.

  Portions of Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                    PART I

ITEM 1. BUSINESS.

  H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup, tuna and other seafood products, baby food, frozen potato products, pet food, lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts, dairy and other products), soup (canned and frozen), sauces/pastes, condiments and pickles, beans, coated products, pasta, bakery products, chicken, frozen pizza and pizza components, full calorie frozen dinners and entrees, vegetables (frozen and canned), ice cream and ice cream novelties, edible oils, vinegar, margarine/shortening, juices and other processed food products. The Company operates principally in one segment of business--processed food products--which represents more than 90% of consolidated sales. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

  The Company's products are manufactured and packaged to provide safe, stable, wholesome foods which are used directly by consumers and foodservice and institutional customers. Many products are prepared from recipes developed in the Company's research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the finished product is filled automatically into containers of glass, metal, plastic, paper or fiberboard which are then closed, processed, labeled and cased for market. Finished products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding. Certain finished products and seasonal raw materials are aseptically packed into sterile containers after in-line sterilization.

  The Company has three classes of similar products, each of which has accounted for 10% or more of consolidated sales in one or more of the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these classes of similar products for each of the last three fiscal years.

                                                                 1995  1994  1993
                                                                 ----  ----  ----
     Ketchup, sauces and other condiments.......................  21%   19%   18%
     Tuna and other seafood products............................   9    10    10
     Baby food..................................................   9     9    10
     All other classes of products, none of which accounts
      for 10% or more of consolidated sales.....................  61    62    62
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

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

  The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "Ore-Ida" for frozen potato products, "Bagel Bites" for pizza snack products, "Moore's" for coated vegetables and "Rosetto" and "Domani" for frozen pasta products, all of which are marketed in the United States. "9 Lives" is used for cat foods, "Kibbles N' Bits", "Ken-L-Ration" and "Reward" for dog food, "Jerky Treats", "Meaty Bones", "Snausages" and "Pup-Peroni" for dog snacks, all of which are marketed in the United States and Canada. "Amore" and "Kozy Kitten" is used for cat foods, "Cycle", "Gravy Train", "Skippy Premium", "Recipe" and "Vets" for dog food, "Pounce" for cat treats, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, both of which are marketed in the United States and Canada. "Pablum" is used for baby food products marketed in Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Misura" for dietetic products for adults, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mr. Foody" for table and kitchen sauces "Bi-Aglut", "Aproten", "Polial" and "Dialibra" for nutraceutical products, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "Wattie's" is used for various grocery products and frozen foods, "Tip Top" for ice cream and frozen desserts and "Tegel" for poultry products, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Farley's" and "Farex" are used for baby food products marketed in Europe, India, Australia and New Zealand. "Glucon D" and "Complan" are used for nutritional drink mixes marketed in India and in the case of "Complan" also Latin America. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. "Budget Gourmet" is used on frozen entrees and dinners. The Company also markets certain products under other trademarks and brand names and under private labels.

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

  The Company's products are sold through its own sales force and through independent brokers and agents to chain, wholesale, cooperative and independent grocery accounts, to pharmacies, to foodservice distributors and to institutions, including hotels, restaurants and certain government agencies. The Company is not dependent on any single customer or a few customers for a material part of its sales.

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year

1996 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

  The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

  The Company employed, on a full-time basis as of May 3, 1995, approximately 42,200 persons around the world.

  Financial segment information by major geographic area for the most recent three fiscal years is set forth on page 36 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995. Such information is incorporated herein by reference.

  Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date, such exchange restrictions have not had a material adverse effect on the Company's international operations.

ITEM 2. PROPERTIES.

  The Company has 45 food processing plants in the United States and its possessions, of which 39 are owned and six are leased, as well as 50 food processing plants in foreign countries, of which 47 are owned and three are leased, including ten in New Zealand, six in Canada, four in the United Kingdom, four in Italy, three in Australia, three in Spain, two in Greece, two in Portugal, two in Zimbabwe, one in Botswana, one in France, one in Ireland, one in The Netherlands, one in Venezuela, one in Japan, one in the People's Republic of China, one in Ghana, one in the Republic of Korea, one in Thailand, one in Ecuador, one in India, one in Hungary and one in Russia. The Company also leases one can-making factory in the United States. The Company and certain of its subsidiaries also own or lease office space, warehouses and research and other facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

ITEM 3. LEGAL PROCEEDINGS.

  With respect to the antitrust litigation against the Company and its two principal competitors in the United States baby food industry which was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994, see Note 14 to the Consolidated Financial Statements on page 55 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995, which is incorporated herein by reference. The Company continues to believe that all of the suits and claims are without merit and is defending itself vigorously against them.

  As previously reported in the Company's Form 10-Q for the three month period ended July 27, 1994, Mayaguez Water Treatment Company, Inc. ("MWTC"), an indirectly 70% owned subsidiary of the Company, had been advised that the Puerto Rico Environmental Quality Board ("EQB") was contemplating initiating proceedings against MWTC which could have resulted in fines being assessed in excess of $100,000 as a consequence of violations of an administrative order relating to MWTC's NPDES permit at its Mayaguez, Puerto Rico facility. The EQB has not initiated proceedings to date. A Puerto Rican environmental group, however, filed a lawsuit in the U.S. District Court for the District of Puerto Rico (Mayaguezanos por la Salud y el Ambiente, Inc. v. Mayaguez Water Treatment Company, Inc.; Star-Kist Caribe, Inc.; Bumble Bee International Inc.) in November, 1994 against MWTC and its shareholders, Star-Kist Caribe, a wholly-owned subsidiary of the Company, and Bumble Bee International. The complaint alleges that MWTC failed to comply with its NPDES permit and failed to submit the compliance plan requested by the U.S. Environmental Protection Agency in an administrative order against MWTC and that the shareholders of MWTC are jointly liable with MWTC for such violations. Plaintiffs are requesting an injunction ordering MWTC to cease violating its NPDES permit; civil penalties for MWTC's violations which may exceed $100,000; and plaintiff's costs. Discovery in this matter has commenced. Although the EQB and the U.S. Environmental Protection Agency each have the right to join the lawsuit which could result in a fine being assessed in excess of $100,000, to date, neither agency has joined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 13, 1994.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 12, 1995.

                                               Positions and Offices Held with the Company and
                            Age (as of                    Principal Occupations or
          Name          September 12, 1995)           Employment During Past Five Years
          ----          -------------------           ---------------------------------
 Anthony J. F. O'Reilly         59          Chairman of the Board since March 11, 1987 and
                                            President and Chief Executive Officer since July 1,
                                            1979.

 Joseph J. Bogdanovich          83          Vice Chairman of the Board since September 7, 1988;
                                            also in charge of Heinz Japan Ltd. since June 20,
                                            1973 and Chairman of the Board of Star-Kist Foods,
                                            Inc.

 David W. Sculley               49          Senior Vice President in charge of Weight Watchers
                                            International, Inc. since June 1, 1989, Weight
                                            Watchers Food Company since July 1, 1991, and Heinz
                                            Bakery Products Division and Ore-Ida Foods, Inc.
                                            since January 1, 1992; from June 1, 1989 to
                                            December 31, 1991, in charge of H. J. Heinz Company
                                            of Canada Ltd.; also until January 31, 1992, in
                                            charge of Heinz companies in Africa, Australia, the
                                            People's Republic of China, the Republic of Korea
                                            and Thailand.

 Lawrence J. McCabe             60          Senior Vice President-General Counsel since June
                                            12, 1991; Vice President-General Counsel from
                                            October 1, 1990 to June 11, 1991; Vice President-
                                            Associate General Counsel from July 1, 1982 through
                                            September 30, 1990.

 David R. Williams              52          Senior Vice President-Finance and Chief Financial
                                            Officer since August 1, 1992 and since October 12,
                                            1994, in charge of all Heinz affiliates and
                                            development activities in India, Pakistan and
                                            southern Africa; Vice President-Finance and Chief
                                            Financial Officer from February, 1, 1992 to July
                                            31, 1992; Vice President and Corporate Controller
                                            from August 1, 1988 until January 31, 1992.

 Luigi Ribolla                  58          Senior Vice President in charge of all Heinz
                                            affiliates in Europe, Cairo Foods Industries SAE in
                                            Egypt and Heinz development activities in Russia,
                                            Eastern Europe, the Middle East and North Africa
                                            since August 1, 1992; Director of Heinz
                                            Mediterranean Area from 1988 to July 31, 1992.

 William R. Johnson             46          Senior Vice President in charge of Star-Kist Foods,
                                            Inc. and Heinz operations in the Asia Pacific area
                                            since September 8, 1993; President and Chief
                                            Executive Officer of Star-Kist Foods, Inc. since
                                            May 1, 1992 and President and Chief Executive
                                            Officer of Heinz Pet Products Company since
                                            November 1, 1988.

 William C. Springer            55          Senior Vice President in charge of Heinz North
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information relating to the Company's common stock is set forth on page 35 under the caption "Stock Market Information" and on page 55 in Note 13, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1991 through 1995. All amounts are in thousands except per share data.

                                            Fiscal year ended
                          ------------------------------------------------------
                            May 3,   April 27,  April 28,  April 29,    May 1,
                             1995       1994       1993       1992       1991
                          (53 Weeks) (52 Weeks) (52 Weeks) (52 Weeks) (52 Weeks)
                          ---------- ---------- ---------- ---------- ----------
Sales...................  $8,086,794 $7,046,738 $7,103,374 $6,581,867 $6,647,118
Interest expense........     210,585    149,243    146,491    134,948    137,592
Income before cumulative
 effect of
 accounting change......     591,025    602,944    529,943    638,295    567,999
Net income..............     591,025    602,944    396,313    638,295    567,999
Income before cumulative
 effect of
 accounting change per
 common share...........        2.38       2.35       2.04       2.40       2.13
Net income per common
share...................        2.38       2.35       1.53       2.40       2.13
Short-term debt and
 current portion
 of long-term debt......   1,074,291    439,701  1,604,355  1,724,095    509,757
Long-term debt,
 exclusive of
 current portion........   2,326,785  1,727,002  1,009,381    178,388    716,937
Total assets............   8,247,188  6,381,146  6,821,321  5,931,901  4,935,382
Cash dividends per
common share............        1.41       1.29       1.17       1.05        .93

  During 1995, the Company invested approximately $1.2 billion in acquisitions, the most significant of which was the North American pet food businesses of The Quaker Oats Company. See Notes 2 and 6 to the Consolidated Financial Statements, beginning on pages 43 and 47, respectively, of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

  Results recorded in 1994 include gains from the sale of the confectionery business of Heinz Italy and the sale of Heinz U.S.A.'s Near East specialty rice business. See Note 3 to the Consolidated Financial Statements on page 44 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

  During 1993, the Company adopted the provisions of FAS No. 106 and elected immediate recognition of the cumulative effect. See Note 11 to the Consolidated Financial Statements on pages 52 and 53 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

  Net income and net income per share for 1993 includes restructuring charges. See Note 4 to the Consolidated Financial Statements on page 45 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

  In 1992, restructuring charges of $88.3 million on a pretax basis ($0.20 per share) were reflected in operating income to provide for the consolidation of functions, staff reductions, organizational reform and plant modernizations and closures.

  Results recorded in 1992 also include a pretax gain of $221.5 million on the sale of The Hubinger Company of Keokuk, Iowa to Roquette Freres, a major worldwide producer of corn starches. Hubinger is a producer of corn derivatives, including corn syrup, starch and ethanol.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information is set forth in the Management's Discussion and Analysis section on pages 28 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company and its subsidiaries as of May 3, 1995 and April 27, 1994 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993, together with the related Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is nothing to be reported under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the Directors of the Company is set forth under the captions "Information Regarding Nominees for Election of Directors" and "Additional Information--Director and Officer Securities Reports" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 12, 1995. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 1995. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 1995. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" and "Additional Information--Transactions with Beneficial Shareholders" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 1995. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995 are incorporated herein by reference:

          Consolidated Balance Sheets as of May 3, 1995 and April 27, 1994 Consolidated Statements of Income for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993
          Consolidated Statements of Retained Earnings for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993
          Consolidated Statements of Cash Flows for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993
          Notes to Consolidated Financial Statements
          Independent Accountants' Report of Coopers & Lybrand L.L.P. dated June 19, 1995, on the Company's consolidated financial statements for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993

   (2) The following report and schedule is filed herewith as a part hereof:

          Independent Accountants' Report of Coopers & Lybrand L.L.P. dated June 19, 1995, on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993.

          Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993.

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

       3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994.

       3(ii) The Company's By-Laws, as amended effective October 12, 1994.

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

             (a) Form of Indenture between the Company and The First National
                 Bank of Chicago dated as of July 15, 1992, is incorporated herein by reference to Exhibits 4(a) and 4(c) to the Company's Registration Statement on Form S-3 (Reg. No. 33-46680) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated September 21, 1992, October 29, 1992 and January 27, 1993 relating to the Company's $250,000,000 5 1/2% Notes due 1997, $300,000,000 6 3/4% Notes
                 due 1999 and $200,000,000 6 7/8% Notes due 2003, respectively.

       10(a) Permit No. 408 (lease) granted by the City of Los Angeles to Star-
             Kist Foods, Inc. dated September 6, 1979 for premises located at Terminal Island, California is incorporated herein by reference to
             Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1981.

         (b) Lease of Land in American Samoa, dated as of September 17, 1983, by and between the American Samoa Government and Star-Kist Samoa, Inc. is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1984.

      (c) Management contracts and compensatory plans:

           (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies is incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

          (ii) H. J. Heinz Company's 1982 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (iii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (iv) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

           (v) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 3, 1990

          (vi) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

         (vii) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

        (viii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

          (ix) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

      (d) Agreement for the Registration of Stock among H. J. Heinz Company and Howard Heinz Endowment, Vira I. Heinz Endowment, Heinz Family Foundation, H. John Heinz III Revocable Trust No. 1 and H. John Heinz III Descendants' Trust (No. 1) dated June 22, 1995 is incorporated herein by reference to Exhibit 10 to the Company's Form 8-K dated July 7, 1995.

      11. Computation of net income per share.

      13. Pages 28 through 56 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended May 3, 1995, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of Coopers & Lybrand L.L.P.

      24. Powers-of-attorney of the Company's directors.

      27. Financial Data Schedule

    Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) A report on Form 8-K (as amended by Form 8-K/A filed May 30, 1995) was filed with the Securities and Exchange Commission on March 29, 1995 reporting the completion by the Company of the acquisition of all of the North American pet food businesses of the Quaker Oats Company. A report on Form 8-K was filed with the Securities and Exchange Commission on July 10, 1995 reporting that on June 23, 1995, the Howard Heinz Endowment, the Vira I. Heinz Endowment, the Heinz Family Foundation and certain Heinz family trusts announced their intention to diversify their investment portfolios by selling a portion of their common stock holdings in H. J. Heinz Company through an underwritten secondary offering for up to an aggregate of approximately 13.5 million shares. The offering will be made by means of a prospectus only and is expected to occur in August 1995. H. J. Heinz Company has agreed to file a registration statement with the Securities and Exchange Commission to facilitate the offering.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 1995.

                                                 H. J. HEINZ COMPANY
                                                     (Registrant)

                                                /s/ David R. Williams
                                       By......................................
                                                  DAVID R. WILLIAMS
                                       Senior Vice President-Finance and Chief
                                                  Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 31, 1995.

          Signature                        Capacity
          ---------                        --------

 /s/ Anthony J. F. O'Reilly      Chairman of the Board,
 .............................    President and Chief
   ANTHONY J. F. O'REILLY        Executive Officer (Principal
                                 Executive Officer)


    /s/ David R. Williams        Senior Vice President-Finance and Chief
 .............................    Financial Officer (Principal Financial
      DAVID R. WILLIAMS          Officer)


     /s/ Tracy E. Quinn          Corporate Controller
 .............................    (Principal Accounting
       TRACY E. QUINN            Officer)

Anthony J. F. O'Reilly  Director
Joseph J. Bogdanovich   Director
Nicholas F. Brady       Director
Richard M. Cyert        Director
Thomas S. Foley         Director
Edith E. Holiday        Director
Samuel C. Johnson       Director
William R. Johnson      Director
Donald R. Keough        Director
Albert Lippert          Director              /s/ Lawrence J. McCabe
Lawrence J. McCabe      Director    By.........................................
Luigi Ribolla           Director                 LAWRENCE J. MCCABE
Herman J. Schmidt       Director             Director and Attorney-in-Fact
David W. Sculley        Director
Eleanor B. Sheldon      Director
William P. Snyder III   Director
William C. Springer     Director
S. Donald Wiley         Director
David R. Williams       Director

                        INDEPENDENT ACCOUNTANTS' REPORT

The Shareholders
 H. J. Heinz Company:

   Our report on the consolidated financial statements of H. J. Heinz Company and Subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995 and appears on page 56 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 Coopers & Lybrand L.L.P.

Pittsburgh, PA
June 19, 1995
                                ---------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

   We consent to the incorporation by reference in the Registration Statements of H. J. Heinz Company on Form S-8 (Registration Nos. 2-51719, 2-45120, 2-79306, 33-00390, 33-19639, 33-32563, 33-42015 and 33-55777) of our reports dated June 19, 1995, on our audits of the consolidated financial statements and financial statement schedules of H. J. Heinz Company and Subsidiaries as of May 3, 1995 and April 27, 1994 and for the fiscal years ended May 3, 1995, April 27, 1994 and April 28, 1993, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                                 Coopers & Lybrand L.L.P.

Pittsburgh, PA
July 31, 1995

                                                                    SCHEDULE II

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FISCAL YEARS ENDED MAY 3, 1995, APRIL 27, 1994 AND APRIL 28, 1993
                            (THOUSANDS OF DOLLARS)

                                          Additions
                                     -------------------
                          Balance at Charged to Charged               Balance at
                          beginning  costs and  to other                end of
    Description           of period   expenses  accounts Deductions     period
    -----------           ---------- ---------- -------- ----------   ----------
Fiscal year ended May 3,
 1995:
  Reserves deducted in
   the balance sheet
   from the assets to
   which they apply:
    Receivables.........   $ 15,407   $ 5,135    $   --   $ 4,233(1)   $ 16,309
                           ========   =======    ======   =======      ========
    Investments,
     advances and other
     assets.............   $ 19,841   $    --    $   --   $12,375(2)   $  7,466
                           ========   =======    ======   =======      ========
    Goodwill............   $127,708   $33,970    $   --   $(2,115)     $163,793
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 85,862   $31,441    $   --   $  (127)     $117,430
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (3).................   $ 28,888   $28,178    $   --   $ 7,579      $ 49,487
                           ========   =======    ======   =======      ========
Fiscal year ended April
 27, 1994:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 16,299   $ 4,535    $   --   $ 5,427(1)   $ 15,407
                           ========   =======    ======   =======      ========
    Investments,
     advances and other
     assets.............   $ 20,165   $    --    $   --   $   324      $ 19,841
                           ========   =======    ======   =======      ========
    Goodwill............   $115,631   $30,275    $   --   $18,198(1)   $127,708
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 72,673   $17,396    $   --   $ 4,207(1)   $ 85,862
                           ========   =======    ======   =======      ========
    Deferred tax assets
     (4)................   $ 85,071   $ 4,655    $   --   $60,838      $ 28,888
                           ========   =======    ======   =======      ========
Fiscal year ended April
 28, 1993:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 15,390   $ 4,018    $1,976   $ 5,085(1)   $ 16,299
                           ========   =======    ======   =======      ========
    Investments,
     advances and other
     assets.............   $ 20,554   $   298    $   --   $   687      $ 20,165
                           ========   =======    ======   =======      ========
    Goodwill............   $ 88,892   $29,845    $   --   $ 3,106      $115,631
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 63,197   $16,382    $   --   $ 6,906(1)   $ 72,673
                           ========   =======    ======   =======      ========
    Deferred tax assets
     (5)................   $139,976   $ 5,025    $   --   $59,930      $ 85,071
                           ========   =======    ======   =======      ========

Notes:
(1) Principally reserves on assets sold, written-off or reclassified.

(2) Represents amounts reclassified as a result of consolidation of certain fishing vessel operations.

(3) The net change in the valuation allowance for deferred tax assets was an increase of $20.6 million. The increase is primarily due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($25.3 million) and loss carryforwards ($2.9 million). This increase was partially offset by the recognition of the realizability of certain other deferred tax assets in future years ($3.1 million) and the utilization of loss carryforwards ($4.5 million). See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

(4) The net change in the valuation allowance for deferred tax assets was a decrease of $56.2 million. The decrease was primarily due to the utilization of loss carryforwards ($2.8 million) and recognition of the realizability of certain other deferred tax assets in future years ($57.3 million). An increase in the valuation allowance related to the deferred tax asset for loss carryforwards ($4.7 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

(5) The net change in the valuation allowance for deferred tax assets was a decrease of $54.9 million. The decrease was primarily due to the utilization of loss carryforwards ($5.3 million), amortization of asset revaluations ($10.7 million) and recognition of the realizability of certain other deferred tax assets in future years ($41.8 million). An increase in the valuation allowance related to the deferred tax asset for loss carryforwards ($5.0 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 and 46 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1995.

                                 EXHIBIT INDEX

  Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

EXHIBIT

 3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994.

 3(ii) The Company's By-Laws, as amended effective October 12, 1994.

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

       (a) Form of Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992, is incorporated herein by reference to Exhibits 4(a) and 4(c) to the Company's Registration Statement on Form S-3 (Reg. No. 33-46680) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated September 21, 1992, October 29, 1992 and January 27, 1993 relating to the Company's $250,000,000 5 1/2% Notes due 1997, $300,000,000 6 3/4% Notes due 1999 and $200,000,000 6 7/8% Notes due
           2003, respectively.

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

   (c) Management contracts and compensatory plans:

      (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies is incorporated herein by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986

      (ii) H. J. Heinz Company's 1982 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

      (iii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

      (iv) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

      (v) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement dated August 3, 1990

      (vi) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

      (vii) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

EXHIBIT

       (viii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

       (ix) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

   (d) Agreement for the Registration of Stock among H. J. Heinz Company and Howard Heinz Endowment, Vira I. Heinz Endowment, Heinz Family Foundation,
       H. John Heinz III Revocable Trust No. 1 and H. John Heinz III Descendants' Trust (No. 1) dated June 22, 1995 is incorporated herein by reference to Exhibit 10 to the Company's Form 8-K dated July 7, 1995.

   11. Computation of net income per share.

   13. Pages 28 through 56 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended May 3, 1995, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

   21. Subsidiaries of the Registrant

   23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

       (a) Consent of Coopers & Lybrand L.L.P.

   24. Powers-of-attorney of the Company's directors.

   27. Financial Data Schedule