Form 10-Q
period 1995-08-02
HEINZ H J CO
filed 1995-09-15
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

FOR THE THREE MONTHS ENDED AUGUST 2, 1995          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 31, 1995, was 246,230,834 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months    Three Months
                                                                                      Ended           Ended
                                                                                 August 2, 1995   July 27, 1994
                                                                                 ---------------  -------------
                                                                                     FY 1996         FY 1995
                                                                                          (Unaudited)
                                                                                     (In Thousands, Except
                                                                                       per Share Amounts)
Sales..........................................................................      $2,094,293     $1,736,098
Cost of products sold..........................................................       1,319,985      1,101,450
                                                                                     ----------     ----------
Gross profit...................................................................         774,308        634,648
Selling, general and administrative expenses...................................         435,843        347,894
                                                                                     ----------     ----------
Operating income...............................................................         338,465        286,754
Interest income................................................................          12,169          9,361
Interest expense...............................................................          68,595         40,710
Other expense, net.............................................................           1,543          7,860
                                                                                     ----------     ----------
Income before income taxes.....................................................         280,496        247,545
Provision for income taxes.....................................................         106,027         92,829
                                                                                     ----------     ----------
Net income.....................................................................      $  174,469     $  154,716
                                                                                     ==========     ==========
Net income per share...........................................................      $      .70     $      .62
                                                                                     ==========     ==========
Cash dividends per share.......................................................      $      .36     $      .33
                                                                                     ==========     ==========
Average shares for earnings per share..........................................         250,610        251,237
                                                                                     ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               August 2, 1995   May 3, 1995*
                                                                               ---------------  -------------
                                                                                   FY 1996         FY 1995
                                                                                  (Unaudited)
                                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents....................................................      $  117,160     $  124,338
Short-term investments, at cost which approximates market....................          67,268         82,693
Receivables, net.............................................................       1,018,102      1,030,790
Inventories..................................................................       1,428,825      1,374,570
Prepaid expenses and other current assets....................................         292,595        210,631
                                                                                   ----------     ----------
     Total current assets....................................................       2,923,950      2,823,022
                                                                                   ----------     ----------

Property, plant and equipment................................................       4,119,271      4,004,654
Less accumulated depreciation................................................       1,536,789      1,470,278
                                                                                   ----------     ----------
     Total property, plant and equipment, net................................       2,582,482      2,534,376
                                                                                   ----------     ----------

Investments, advances and other assets.......................................         484,125        543,032
Goodwill, net................................................................       1,688,164      1,682,933
Other intangibles, net.......................................................         674,122        663,825
                                                                                   ----------     ----------
     Total other noncurrent assets...........................................       2,846,411      2,889,790
                                                                                   ----------     ----------

     Total assets............................................................      $8,352,843     $8,247,188
                                                                                   ==========     ==========

*Summarized from audited fiscal year 1995 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               August 2, 1995   May 3, 1995*
                                                                               ---------------  -------------
                                                                                   FY 1996         FY 1995
                                                                                 (Unaudited)
                                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt..............................................................      $1,096,434     $1,018,354
Portion of long-term debt due within one year................................          15,854         55,937
Accounts payable.............................................................         679,438        720,747
Salaries and wages...........................................................          63,067         77,276
Accrued marketing............................................................         137,407        141,701
Other accrued liabilities....................................................         388,873        470,842
Income taxes.................................................................          90,835         79,209
                                                                                   ----------     ----------
     Total current liabilities...............................................       2,471,908      2,564,066
                                                                                   ----------     ----------

Long-term debt...............................................................       2,337,197      2,326,785
Deferred income taxes........................................................         367,488        348,576
Non-pension postretirement benefits..........................................         220,586        220,673
Other liabilities............................................................         315,801        314,219
                                                                                   ----------     ----------
     Total long-term debt and other liabilities..............................       3,241,072      3,210,253
                                                                                   ----------     ----------

Shareholders' Equity:
Capital stock................................................................          72,207         72,208
Additional capital...........................................................         191,961        157,215
Retained earnings............................................................       3,965,389      3,878,988
Cumulative translation adjustments...........................................        (134,670)      (157,159)
                                                                                   ----------     ----------
                                                                                    4,094,887      3,951,252
Less:
  Treasury stock at cost (41,045,178 shares at August 2, 1995 and 43,724,933
     shares at May 3, 1995)..................................................       1,428,572      1,450,724
  Unearned compensation relating to the ESOP.................................          26,452         27,659
                                                                                   ----------     ----------
     Total shareholders' equity..............................................       2,639,863      2,472,869
                                                                                   ----------     ----------
     Total liabilities and shareholders' equity..............................      $8,352,843     $8,247,188
                                                                                   ==========     ==========

 *Summarized from audited fiscal year 1995 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months    Three Months
                                                                                    Ended           Ended
                                                                               August 2, 1995   July 27, 1994
                                                                               ---------------  -------------
                                                                                   FY 1996         FY 1995
                                                                                        (Unaudited)
                                                                                   (Thousands of Dollars)

Cash Provided by Operating Activities........................................       $  91,906      $ 105,761
                                                                                    ----------     ----------
Cash Flows from Investing Activities:
     Capital expenditures....................................................         (88,792)       (60,626)
     Acquisitions, net of cash acquired......................................         (46,309)      (209,411)
     Purchases of short-term investments.....................................        (280,421)      (855,105)
     Sales and maturities of short-term investments..........................         299,434        851,004
     Investment in tax benefits..............................................          51,750          5,277
     Other items, net........................................................          (5,033)        (9,270)
                                                                                    ----------     ----------
          Cash used for investing activities.................................         (69,371)      (278,131)
                                                                                    ----------     ----------
Cash Flows from Financing Activities:
     Payments on long-term debt..............................................         (32,824)        (1,618)
     Proceeds from short-term debt, net......................................          56,080        315,454
     Dividends...............................................................         (88,068)       (81,949)
     Purchases of treasury stock.............................................          (6,522)       (89,086)
     Proceeds from borrowings against insurance policies.....................           6,361         70,930
     Repayments of borrowings against insurance policies.....................              --        (68,898)
     Exercise of stock options...............................................          34,719         10,501
     Other items, net........................................................           6,018          5,333
                                                                                    ----------     ----------
          Cash (used for) provided by financing activities...................         (24,236)       160,667
                                                                                    ----------     ----------
Effect of exchange rate changes on cash and cash equivalents.................          (5,477)         3,882
                                                                                    ----------     ----------
Net decrease in cash and cash equivalents....................................          (7,178)        (7,821)
Cash and cash equivalents at beginning of year...............................         124,338         98,536
                                                                                    ----------     ----------
Cash and cash equivalents at end of period...................................       $ 117,160      $  90,715
                                                                                    =========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended May 3, 1995 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the fiscal 1996 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                                    August 2, 1995    May 3, 1995
                                                                                    ---------------  -------------
                                                                                        (Thousands of Dollars)
          Finished goods and work-in-process......................................     $1,049,392      $1,004,350
          Packaging material and ingredients......................................        379,433         370,220
                                                                                       ----------      ----------
                                                                                       $1,428,825      $1,374,570
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

(6) On September 5, 1995, the company amended the line of credit agreements which support its domestic commercial paper programs. Total availability under the domestic commercial paper programs is $2.0 billion, compared to $2.3 billion under the fiscal 1995 programs.

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.6 billion domestic commercial paper outstanding is classified as long-term debt as of August 2, 1995. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

     The company also amended the $700 million line of credit agreement which supported its short-term privately placed commercial paper program. This program initially had been used to finance the acquisition of the North American pet food businesses of the Quaker Oats Company. The amended line of credit agreement provides for borrowings of up to $400 million and expires on September 3, 1996. A portion of the fiscal 1995 privately placed commercial paper had previously been repaid through the issuance of long-term debt in April 1995.

(7) On September 12, 1995, the company's board of directors authorized a three-for-two stock split. The board established October 3, 1995 as the record date for the stock split, with certificate distribution scheduled for November 9, 1995. There will be no adjustment in the stock's par value or the total number of authorized common shares.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

     Also on September 12, 1995, the company's board of directors raised the quarterly dividend on the company's common stock to $0.3975 per share from $0.36 per share, for an indicated annual rate of $1.59 per share (pre-split basis). The dividend applies to common shares held before the three-for-two stock split and will be paid on October 10, 1995 to shareholders of record at the close of business on September 22, 1995.

(8) Per share data does not reflect the three-for-two stock split of the company's common stock to be effective October 3, 1995. Net income per share and dividends per share for the three months ended August 2, 1995, adjusted to reflect the stock split, would be $0.46 and $0.24, respectively. The corresponding amounts for the three months ended July 27, 1994 would be $0.41 and $0.22, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              THREE MONTHS ENDED AUGUST 2, 1995 AND JULY 27, 1994

RESULTS OF OPERATIONS

     For the three months ended August 2, 1995, sales increased $358.2 million or 21% to $2,094.3 million from $1,736.1 million recorded for the same period a year ago. The sales increase came primarily from volume gains of 5%, price increases of 1%, acquisitions, net of divestitures of 12% and favorable effects of foreign exchange translation rates of 3%.

     Volume increases were noted in StarKist tuna, Ore-Ida foodservice potatoes, Heinz baby food, pasta, Ore-Ida Bagel Bites, Tegel chicken, coated products, frozen vegetables, Heinz ketchup and bakery products.

     Price increases in single-serve condiments, Heinz ketchup and baby food were partially offset by price decreases in StarKist tuna and sauces/pastes.

     Contributing to the sales dollar increase were the following fiscal 1995 acquisitions: the North American pet food businesses of the Quaker Oats Company (the "Pet Food Business"); The All American Gourmet Company; the Farley's infant foods and adult nutrition business; and the Family Products Division of Glaxo India. During the first quarter of fiscal 1996, the company acquired a majority interest in PMV/Zabreh, a producer of infant formulas and dairy products located in Zabreh, Moravia, Czech Republic. PMV/Zabreh holds leading market shares in both the Czech and Slovak Republics for infant formula, sold through pharmacies under the Sunar and Feminar brand names. The company also increased its investment to 97% of Kecskemeti Konzervgyar R.T., a processor of jarred baby foods and juices in Kecskemet, Hungary.

     Gross profit increased $139.7 million to $774.3 million from $634.6 million a year ago. The ratio of gross profit to sales increased to 37.0% from 36.6%. The current year's gross profit ratio was favorably impacted by cost reductions and profit mix. The prior year's gross profit ratio was negatively impacted by an unfavorable profit mix related to certain acquisitions and divestitures and higher foodservice sales.

     Operating income increased $51.7 million or 18% to $338.5 million from $286.8 million for the same period last year. The increase in operating income was primarily due to the increase in gross profit partially offset by increased marketing expenses; higher selling and distribution expenses related to increased volume; and higher general and administrative expenses associated with acquisitions.

     Net interest expense increased $25.1 million to $56.4 million from $31.3 million in the first quarter a year ago mainly due to higher borrowings resulting from acquisitions and higher short-term interest rates.

     Net income for the current quarter was $174.5 million compared to $154.7 million for the same period last year and earnings per share was $0.70 compared to $0.62. The effective tax rate for the first quarter increased to 37.8% from 37.5%.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $91.9 million for the three month period ended August 2, 1995 compared to $105.8 million last year. The decrease in cash provided by operations is mainly due to increased working capital needs.

     Cash used for investing activities required $69.4 million compared to $278.1 million last year. Cash used for acquisitions in the current quarter totaled $46.3 million, primarily due to the purchase of PMV/Zabreh in the Czech Republic and the additional investment in Kecskemeti Konzervgyar R.T. in Hungary. Acquisitions in the prior year's first quarter totaled $209.4 million and included Farley's infant foods and adult nutrition business; the Borden Foodservice Group; DEGA, a foodservice products company located in Italy; and other smaller acquisitions. Investments in tax benefits provided $51.8 million compared to $5.3 million a year ago, due mainly to the company's sale of certain domestic investments. Purchases of property, plant and equipment totaled $88.8 million compared to $60.6 million a year ago.

     Cash used for financing activities required $24.2 million for the three months ended August 2, 1995 compared to providing $160.7 million a year ago. Net proceeds on short-term debt provided $56.1 million in the current period versus $315.5 million in the prior year's comparable period. Payments on long-term debt totaled $32.8 million for the current period compared to $1.6 million last year. During the three months ended August 2, 1995, treasury stock purchases totaled $6.5 million (149,400 shares) versus $89.1 million in the prior year's first quarter. Dividend payments totaled $88.1 million compared to $81.9 million a year ago.

     On September 5, 1995, the company amended the line of credit agreements which support its domestic commercial paper programs. Total availability under the domestic commercial paper programs is $2.0 billion, compared to $2.3 billion under the fiscal 1995 programs.

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.6 billion domestic commercial paper outstanding is classified as long-term debt as of August 2, 1995. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

     The company also amended the $700 million line of credit agreement which supported its short-term privately placed commercial paper program. This program initially had been used to finance the acquisition of the Pet Food Business. The amended line of credit agreement provides for borrowings of up to $400 million and expires on September 3, 1996. A portion of the fiscal 1995 privately placed commercial paper had previously been repaid through the issuance of long-term debt in April 1995.

     On September 12, 1995, the company's board of directors authorized a three-for-two stock split. The board established October 3, 1995 as the record date for the stock split, with certificate distribution scheduled for November 9, 1995. There will be no adjustment in the stock's par value or the total number of authorized common shares.

     Also on September 12, 1995, the company's board of directors raised the quarterly dividend on the company's common stock to $0.3975 per share from $0.36 per share, for an indicated annual rate of $1.59 per share (pre-split basis). The dividend applies to common shares held before the three-for-two stock split and will be paid on October 10, 1995 to shareholders of record at the close of business on September 22, 1995.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

OTHER MATTERS

     On August 24, 1995 and September 7, 1995, the Howard Heinz Endowment, the Vira I. Heinz Endowment, the Heinz Family Foundation and certain Heinz family trusts sold a total of 14,518,100 shares of the company's common stock in an underwritten secondary offering. The secondary offering was priced at $42.375 per share. The company did not sell any shares in the offering and did not receive any of the proceeds.

     On September 12, 1995, the Weight Watchers Food Company announced plans to close The All American Gourmet plant in Atlanta, GA. Operations will be phased out by the end of January 1996. The facility's dinner and entree production lines will be consolidated with other company facilities. This closure is part of the company's strategy to combine recent acquisitions with existing operations. The employee severance and exit costs related to this closure had previously been provided for in the year end 1995 balance sheet as "other accrued liabilities."

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     On August 24, 1995 and September 7, 1995, the Howard Heinz Endowment, the Vira I. Heinz Endowment, the Heinz Family Foundation and certain Heinz family trusts sold a total of 14,518,100 shares of the company's common stock in an underwritten secondary offering. The secondary offering was priced at $42.375 per share. The company did not sell any shares in the offering and did not receive any of the proceeds.

     On September 12, 1995, the company's board of directors increased the quarterly dividend on the company's common stock from $0.36 per share to $0.3975 per share and authorized a three-for-two stock split on the common stock. The dividend applies to shares held before the three-for-two stock split and will be paid on October 10, 1995 to shareholders of record at the close of business on September 22, 1995. The board of directors established October 3, 1995 as the record date for the stock split, with certificate distribution scheduled for November 9, 1995.

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

       27. Financial Data Schedule.

     (b) A report on Form 8-K (as amended by Form 8-K/A filed May 30, 1995) was filed with the Securities and Exchange Commission on March 29, 1995 reporting the completion by the company of the acquisition of the North American pet food businesses of the Quaker Oats Company.

     A report on Form 8-K was filed with the Securities and Exchange Commission on July 10, 1995 reporting that on June 23, 1995, the Howard Heinz Endowment, the Vira I. Heinz Endowment, the Heinz Family Foundation and certain Heinz family trusts announced their intention to diversify their investment portfolios by selling a portion of their common stock holdings in H.J. Heinz Company through an underwritten secondary offering.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       H. J. HEINZ COMPANY
                                           (Registrant)

Date: September 15, 1995               By       /s/ DAVID R. WILLIAMS
                                          ....................................
                                                   David R. Williams
                                           Senior Vice President-Finance and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

Date: September 15, 1995               By            /s/ TRACY E. QUINN
                                          ....................................
                                                      Tracy E. Quinn
                                                   Corporate Controller
                                              (Principal Accounting Officer)