Form 10-Q
period 1995-11-01
HEINZ H J CO
filed 1995-12-18
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------

FOR THE SIX MONTHS ENDED NOVEMBER 1, 1995          COMMISSION FILE NUMBER 1-3385
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No ___

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of November 30, 1995, was 369,661,480 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Six Months         Six Months
                                                                                 Ended             Ended
                                                                           November 1, 1995   October 26, 1994
                                                                           ----------------   ----------------
                                                                                FY 1996           FY 1995
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                   per Share Amounts)

Sales....................................................................    $   4,382,570     $    3,711,479
Cost of products sold....................................................        2,785,331          2,371,075
                                                                           -----------------  ----------------
Gross profit.............................................................        1,597,239          1,340,404
Selling, general and administrative expenses.............................          929,858            781,526
                                                                           -----------------  ----------------
Operating income.........................................................          667,381            558,878
Interest income..........................................................           19,523             16,634
Interest expense.........................................................          137,991             86,261
Other expense, net.......................................................           14,129             18,358
                                                                           -----------------  ----------------
Income before income taxes...............................................          534,784            470,893
Provision for income taxes...............................................          202,148            176,585
                                                                           -----------------  ----------------
Net income...............................................................    $     332,636     $      294,308
                                                                           =================  ================
Net income per share.....................................................    $         .88     $          .78
                                                                           =================  ================
Cash dividends per share.................................................    $     .50-1/2     $          .46
                                                                           =================  ================
Average shares for earnings per share....................................          376,436            374,940
                                                                           =================  ================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months       Three Months
                                                                                 Ended             Ended
                                                                           November 1, 1995   October 26, 1994
                                                                           ----------------   ----------------
                                                                                FY 1996           FY 1995
                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                   per Share Amounts)

Sales....................................................................    $   2,288,277     $    1,975,381
Cost of products sold....................................................        1,465,346          1,269,625
                                                                           -----------------  ----------------
Gross profit.............................................................          822,931            705,756
Selling, general and administrative expenses.............................          494,015            433,632
                                                                           -----------------  ----------------
Operating income.........................................................          328,916            272,124
Interest income..........................................................            7,354              7,273
Interest expense.........................................................           69,396             45,551
Other expense, net.......................................................           12,586             10,498
                                                                           -----------------  ----------------
Income before income taxes...............................................          254,288            223,348
Provision for income taxes...............................................           96,121             83,756
                                                                           -----------------  ----------------
Net income...............................................................    $     158,167     $      139,592
                                                                           =================  ================
Net income per share.....................................................    $         .42     $          .37
                                                                           =================  ================
Cash dividends per share.................................................    $     .26-1/2     $          .24
                                                                           =================  ================
Average shares for earnings per share....................................          376,436            374,940
                                                                           =================  ================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             November 1, 1995   May 3, 1995*
                                                                             ----------------   ------------
                                                                                  FY 1996          FY 1995
                                                                                (Unaudited)
                                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents..................................................    $     135,497     $   124,338
Short-term investments, at cost which approximates market..................           54,310          82,693
Receivables, net...........................................................        1,169,231       1,030,790
Inventories................................................................        1,616,277       1,374,570
Prepaid expenses and other current assets..................................          289,210         210,631
                                                                             -----------------  -------------
     Total current assets..................................................        3,264,525       2,823,022
                                                                             -----------------  -------------

Property, plant and equipment..............................................        4,170,350       4,004,654
Less accumulated depreciation..............................................        1,580,125       1,470,278
                                                                             -----------------  -------------
     Total property, plant and equipment, net..............................        2,590,225       2,534,376
                                                                             -----------------  -------------

Investments, advances and other assets.....................................          505,598         543,032
Goodwill, net..............................................................        1,682,348       1,682,933
Other intangibles, net.....................................................          652,821         663,825
                                                                             -----------------  -------------
     Total other noncurrent assets.........................................        2,840,767       2,889,790
                                                                             -----------------  -------------

     Total assets..........................................................    $   8,695,517     $ 8,247,188
                                                                             =================  =============

*Summarized from audited fiscal year 1995 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             November 1, 1995   May 3, 1995*
                                                                             ----------------   ------------
                                                                                  FY 1996          FY 1995
                                                                                (Unaudited)
                                                                                  (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt............................................................    $   1,271,117     $ 1,018,354
Portion of long-term debt due within one year..............................           14,372          55,937
Accounts payable...........................................................          788,206         720,747
Salaries and wages.........................................................           66,690          77,276
Accrued marketing..........................................................          140,408         141,701
Other accrued liabilities..................................................          390,327         470,842
Income taxes...............................................................          106,981          79,209
                                                                             -----------------  -------------
     Total current liabilities.............................................        2,778,101       2,564,066
                                                                             -----------------  -------------

Long-term debt.............................................................        2,330,216       2,326,785
Deferred income taxes......................................................          365,709         348,576
Non-pension postretirement benefits........................................          217,407         220,673
Other liabilities..........................................................          334,403         314,219
                                                                             -----------------  -------------
     Total long-term debt and other liabilities............................        3,247,735       3,210,253
                                                                             -----------------  -------------

Shareholders' Equity:
Capital stock..............................................................          108,124         108,132
Additional capital.........................................................          161,252         121,291
Retained earnings..........................................................        4,025,685       3,878,988
Cumulative translation adjustments.........................................         (151,039)       (157,159)
                                                                             -----------------  -------------
                                                                                   4,144,022       3,951,252
Less:
  Treasury stock at cost (61,971,115 shares at November 1, 1995 and
     65,587,400 shares at May 3, 1995).....................................        1,448,431       1,450,724
  Unearned compensation relating to the ESOP...............................           25,910          27,659
                                                                             -----------------  -------------
     Total shareholders' equity............................................        2,669,681       2,472,869
                                                                             -----------------  -------------
     Total liabilities and shareholders' equity............................    $   8,695,517     $ 8,247,188
                                                                             =================  =============

 *Summarized from audited fiscal year 1995 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months         Six Months
                                                                                Ended             Ended
                                                                          November 1, 1995   October 26, 1994
                                                                          ----------------   ----------------
                                                                               FY 1996           FY 1995
                                                                                      (Unaudited)
                                                                                (Thousands of Dollars)

Cash Provided by Operating Activities...................................    $      74,413     $      181,981
                                                                          -----------------  ----------------
Cash Flows from Investing Activities:
     Capital expenditures...............................................         (172,645)          (135,018)
     Acquisitions, net of cash acquired.................................          (46,025)          (263,391)
     Purchases of short-term investments................................         (619,673)        (1,128,166)
     Sales and maturities of short-term investments.....................          651,565          1,135,131
     Investment in tax benefits.........................................           54,714             10,605
     Other items, net...................................................            6,520                 99
                                                                          -----------------  ----------------
          Cash (used for) investing activities..........................         (125,544)          (380,740)
                                                                          -----------------  ----------------
Cash Flows from Financing Activities:
     Payments on long-term debt.........................................          (36,522)            (1,591)
     Proceeds from short-term debt, net.................................          233,646            561,578
     Dividends..........................................................         (185,939)          (170,356)
     Purchases of treasury stock........................................          (38,648)          (219,348)
     Proceeds from borrowings against insurance policies................            6,361             70,930
     Repayments of borrowings against insurance policies................               --            (68,898)
     Exercise of stock options..........................................           46,583             15,126
     Tax benefit from stock options exercised...........................           33,382              3,942
     Other items, net...................................................            5,618              2,931
                                                                          -----------------  ----------------
          Cash provided by financing activities.........................           64,481            194,314
                                                                          -----------------  ----------------
Effect of exchange rate changes on cash and cash
  equivalents...........................................................           (2,191)            12,109
                                                                          -----------------  ----------------
Net increase in cash and cash equivalents...............................           11,159              7,664
Cash and cash equivalents at beginning of year..........................          124,338             98,536
                                                                          -----------------  ----------------
Cash and cash equivalents at end of period..............................    $     135,497     $      106,200
                                                                          =================  ================

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

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                           November 1, 1995    May 3, 1995
                                                                                (Thousands of Dollars)
          Finished goods and work-in-process.............................    $   1,207,282    $   1,004,350
          Packaging material and ingredients.............................          408,995          370,220
                                                                           -----------------  -------------
                                                                             $   1,616,277    $   1,374,570
                                                                           -----------------  -------------
                                                                           -----------------  -------------

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

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.7 billion domestic commercial paper outstanding is classified as long-term debt as of November 1, 1995. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

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

(7) On September 12, 1995, the company's board of directors authorized a three-for-two stock split, effective October 3, 1995. There was no adjustment in the stock's par value or the total number of authorized common shares. All share and per share amounts reflect the

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

     three-for-two common stock split, effective October 3, 1995. Where appropriate, prior year amounts have been restated.

(8) On September 12, 1995, the company's board of directors increased the quarterly dividend on the company's common stock to $0.26-1/2 per share (post-split) from $0.24 per share (post-split), for an indicated annual rate of $1.06 per share (post-split).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS
             SIX MONTHS ENDED NOVEMBER 1, 1995 AND OCTOBER 26, 1994

     For the six months ended November 1, 1995, sales increased $671.1 million, or 18%, to $4,382.6 million from $3,711.5 million recorded in the same period a year ago. The sales increase came primarily from acquisitions (net of divestitures) of 10%, volume gains of 5%, the favorable effects of foreign exchange translation rates of 2% and price increases of 1%.

     Volume increases were noted in Ore-Ida frozen potatoes, StarKist tuna, Heinz ketchup, baby food, pasta, coated products, Weight Watchers frozen entrees, Ore-Ida Bagel Bites and frozen vegetables.

     Price increases in single-serve condiments, edible oil, margarine/shortening, Heinz ketchup and baby food were partially offset by price decreases in StarKist tuna, chicken and Weight Watchers frozen entrees.

     Contributing to the sales dollar increase were the following fiscal 1995 acquisitions: the North American pet food businesses of the Quaker Oats Company (the "Pet Food Business"); The All American Gourmet Company; the Farley's infant foods and adult nutrition business; and the Family Products Division of Glaxo India. During the six months ended November 1, 1995, the company acquired a majority interest in PMV/Zabreh, a producer of infant formulas and dairy products located in Zabreh, Moravia, Czech Republic. PMV/Zabreh holds leading market shares in both the Czech and Slovak Republics for infant formula, sold through pharmacies under the Sunar and Feminar brand names. The company also increased its investment to 97% of Kecskemeti Konzervgyar R.T., a processor of jarred baby foods and juices in Kecskemet, Hungary. Divestitures include a domestic bulk oil business and an overseas sweetener business.

     Gross profit increased $256.8 million to $1,597.2 million from $1,340.4 million a year ago. The ratio of gross profit to sales increased to 36.4% from 36.1%. The current year's gross profit ratio was favorably impacted by cost reductions and profit mix.

     Operating income increased $108.5 million, or 19%, to $667.4 million from $558.9 million for the same period last year. The increase in operating income was primarily due to the sales-driven increase in gross profit, partially offset by increased marketing expenses; higher selling and distribution expenses related to increased volume; and higher general and administrative expenses associated with acquisitions.

     Net interest expense increased $48.8 million to $118.5 million from $69.6 million a year ago mainly due to higher borrowings resulting from acquisitions and higher short-term interest rates.

     The effective tax rate for the first half of the fiscal year increased to 37.8% from 37.5% for the same period a year ago.

     Net income for the current period was $332.6 million, compared to $294.3 million for the same period last year, and earnings per share was $0.88 compared to $0.78. Earnings per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.

                             RESULTS OF OPERATIONS
            THREE MONTHS ENDED NOVEMBER 1, 1995 AND OCTOBER 26, 1994

     For the three months ended November 1, 1995, sales increased $312.9 million, or 16%, to $2,288.3 million from $1,975.4 million recorded in the same period a year ago. The sales increase came primarily from acquisitions (net of divestitures) of 9%, volume gains of 5%, price increases of 1% and the favorable effects of foreign exchange translation rates of 1%.

     Volume increases were noted in Ore-Ida frozen potatoes, Heinz ketchup, baby food, pasta, StarKist tuna and Weight Watchers frozen entrees.

     Price increases in single-serve condiments, Heinz ketchup, baby food and bakery products were partially offset by price decreases in StarKist seafood and Heinz soups.

     Contributing to the second quarter sales dollar increase were the following acquisitions: the Pet Food Business; The All American Gourmet Company; the Family Products Division of Glaxo India; PMV/Zabreh and Kecskemeti Konzervgyar R.T. Divestitures include a domestic bulk oil business and an overseas sweetener business.

     Gross profit increased $117.2 million to $822.9 million from $705.8 million a year ago. The ratio of gross profit to sales increased to 36.0% from 35.7%. The current quarter's gross profit ratio was favorably impacted by cost reductions and profit mix. The prior year's gross profit ratio was negatively impacted by an unfavorable profit mix related to certain acquisitions and divestitures and higher foodservice sales.

     Operating income increased $56.8 million, or 21%, to $328.9 million from $272.1 million for the same period last year. The increase in operating income was primarily due to the sales-driven increase in gross profit, partially offset by increased marketing expenses; higher selling and distribution expenses related to increased volume; and higher general and administrative expenses associated with acquisitions.

     Net interest expense increased $23.8 million to $62.0 million from $38.3 million in the second quarter a year ago mainly due to higher borrowings resulting from acquisitions and higher short-term interest rates.

     The effective tax rate for the second quarter increased to 37.8% from 37.5% for the same period a year ago.

     Net income for the current quarter was $158.2 million compared to $139.6 million for the same period last year, and earnings per share was $0.42 compared to $0.37. Earnings per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.


                        LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $74.4 million for the six month period ended November 1, 1995 compared to $182.0 million last year. The decrease in cash provided by operations is mainly due to increased working capital needs to support higher sales volumes.

     Cash used by investing activities required $125.5 million compared to $380.7 million last year. Cash used for acquisitions in the current period totaled $46.0 million, primarily due to the purchase of PMV/Zabreh in the Czech Republic and the additional investment in Kecskemeti Konzervgyar R.T. in Hungary. Acquisitions in the prior year's comparable period totaled $263.4 million and included the Family Products Division of Glaxo India; Farley's infant foods and adult nutrition business; the Borden Foodservice Group; DEGA, a foodservice company located in Italy; and other smaller acquisitions.

     Investments in tax benefits provided $54.7 million compared to $10.6 million a year ago, due mainly to the company's sale of certain domestic investments. Purchases of property, plant and equipment totaled $172.6 million compared to $135.0 million a year ago.

     Financing activities provided $64.5 million for the six months ended November 1, 1995 compared to $194.3 million a year ago. Net proceeds on short-term debt provided $233.6 million in the current period versus $561.6 million in the prior year's comparable period. Payments on long-term debt totaled $36.5 million for the current period compared to $1.6 million last year. During the six months ended November 1, 1995, treasury stock purchases totaled $38.6 million (1,346,100 post-split shares) versus $219.3 million (9,323,250 post-split shares) in the prior year's first six months. Dividend payments totaled $185.9 million compared to $170.4 million a year ago.

     On September 5, 1995, the company amended the line of credit agreements which support its domestic commercial paper programs. Total availability under the domestic commercial paper programs is $2.0 billion, compared to $2.3 billion under the fiscal 1995 programs.

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended, and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.7 billion domestic commercial paper outstanding is classified as long-term debt as of November 1, 1995. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

     The company also amended the $700 million line of credit agreement which supported its short-term privately placed commercial paper program. This program initially had been used to finance the acquisition of the Pet Food Business. The amended line of credit agreement provides for borrowings of up to $400 million and expires on September 3, 1996. A portion of the fiscal 1995 privately placed commercial paper had previously been repaid through the issuance of long-term debt in April 1995. The company continues to evaluate other long-term financing vehicles in order to reduce short-term variable interest rate debt.

     On September 12, 1995, the company's board of directors authorized a three-for-two stock split, effective October 3, 1995. There was no adjustment in the stock's par value or the total number of authorized common shares.

     Also on September 12, 1995, the company's board of directors increased the quarterly dividend on the company's common stock to $0.26-1/2 per share (post-split) from $0.24 per share (post-split), for an indicated annual rate of $1.06 per share (post-split). On December 6, 1995, the company's board of directors declared the quarterly dividend on the company's common stock of $0.26-1/2 (post-split) per share to shareholders of record as of the close of business December 20, 1995, payable January 10, 1996.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                                 OTHER MATTERS

     The company continues to implement its strategy to combine recent acquisitions with existing operations. Cash expenditures related to exiting activities and terminating or relocating certain employees of the acquired companies have recently begun, and are expected to continue over the next twelve to eighteen months. The company will finalize its integration plans by the end of the fiscal year, making any necessary adjustments to the preliminary allocations of purchase price. In management's opinion, the opening balance sheet accruals for employee severance and relocation costs and facilities consolidation and closure costs provided for in the preliminary allocations of purchase price are adequate.

     On September 12, 1995, the Weight Watchers Food Company announced plans to close The All American Gourmet plant in Atlanta, GA. Operations will be phased out by the end of January 1996. The facility's dinner and entree production lines will be consolidated with other company facilities. This closure is part of the above mentioned strategy to combine recent acquisitions with existing operations. The employee severance and exit costs related to this closure had previously been provided for in the year end 1995 balance sheet as "other accrued liabilities."

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania on September 12, 1995. The following individuals were elected as directors for a one-year term expiring in September 1996:

                                          Shares
Director                 Shares for      Withheld
A. J. F. O'Reilly         213,808,840     1,922,329
W. P. Snyder III          213,788,546     1,942,623
J. J. Bogdanovich         213,567,637     2,163,532
H. J. Schmidt             213,738,967     1,992,202
A. Lippert                213,901,583     1,829,586
E. B. Sheldon             213,770,403     1,960,766
R. M. Cyert               213,709,497     2,021,672
S. C. Johnson             213,910,377     1,820,792
D. W. Sculley             213,960,398     1,770,771
D. R. Keough              213,699,289     2,031,880
S. D. Wiley               213,923,687     1,807,482
L. J. McCabe              213,965,723     1,765,446
D. R. Williams            213,965,075     1,766,094
L. Ribolla                213,923,767     1,807,402
N. F. Brady               213,688,709     2,042,460
W. R. Johnson             213,927,730     1,803,439
W. C. Springer            213,936,387     1,794,782
E. E. Holiday             213,742,424     1,988,745
T. S. Foley               212,225,536     3,505,633

     Shareholders also acted upon the following proposals at the Annual Meeting:

     Elected Coopers & Lybrand L.L.P. the company's independent accountants for the fiscal year ending May 1, 1996. Votes totaled 214,253,396 for; 618,975 against; and 826,356 abstentions.

     Approved the company's Stock Compensation Plan for Non-Employee Directors. Votes totaled 174,362,883 for; 38,125,600 against; and 3,242,647 abstentions. Broker non-votes totaled 2,076.

ITEM 5. OTHER INFORMATION

     On September 12, 1995, the company's board of directors authorized a three-for-two stock split of the company's Common Stock $.25 par value, effective October 3, 1995. There was no adjustment in the stock's par value or the total number of authorized common shares. As a result of the three-for-two stock split, the conversion rate of the company's Third Cumulative Preferred Stock, $1.70 First Series, was changed, effective at the close of business on October 3, 1995, from 9.0 shares to 13.5 shares of Common Stock.

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

       11.
         Computation of net income per share.

       27.
         Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 1, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          H. J. HEINZ COMPANY
                                                          (Registrant)

                                                          /s/ DAVID R. WILLIAMS
Date: December 18, 1995                                   By......................................................
                                                                             David R. Williams
                                                                     Senior Vice President-Finance and
                                                                          Chief Financial Officer
                                                                       (Principal Financial Officer)

                                                          /s/ TRACY E. QUINN
Date: December 18, 1995                                   By......................................................
                                                                               Tracy E. Quinn
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)