Form 10-Q
period 1996-01-31
HEINZ H J CO
filed 1996-03-18
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    ------------------

FOR THE NINE MONTHS ENDED JANUARY 31, 1996         COMMISSION FILE NUMBER 1-3385


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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X    No
                                      ----      ----
     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 29, 1996, was 370,263,929 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Nine Months        Nine Months
                                                                                 Ended              Ended
                                                                           January 31, 1996   January 25, 1995
                                                                           ----------------   ----------------
                                                                                FY 1996            FY 1995

                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)

Sales....................................................................   $     6,575,708    $     5,665,334
Cost of products sold....................................................         4,166,161          3,603,479
                                                                           -----------------  -----------------
Gross profit.............................................................         2,409,547          2,061,855
Selling, general and administrative expenses.............................         1,427,731          1,228,604
                                                                           -----------------  -----------------
Operating income.........................................................           981,816            833,251
Interest income..........................................................            30,392             25,655
Interest expense.........................................................           208,849            141,576
Other expense, net.......................................................            23,243             30,395
                                                                           -----------------  -----------------
Income before income taxes...............................................           780,116            686,935
Provision for income taxes...............................................           290,996            254,360
                                                                           -----------------  -----------------
Net income...............................................................   $       489,120    $       432,575
                                                                           =================  =================
Net income per share.....................................................   $          1.30    $          1.16
                                                                           =================  =================
Cash dividends per share.................................................   $           .77    $           .70
                                                                           =================  =================
Average common shares outstanding........................................           376,929            373,399
                                                                           =================  =================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             Three Months       Three Months
                                                                                 Ended              Ended
                                                                           January 31, 1996   January 25, 1995
                                                                           ----------------   ----------------
                                                                                 FY 1996            FY 1995

                                                                                       (Unaudited)
                                                                                  (In Thousands, Except
                                                                                    per Share Amounts)

Sales....................................................................   $     2,193,138    $     1,953,855
Cost of products sold....................................................         1,380,830          1,232,404
                                                                           -----------------  -----------------
Gross profit.............................................................           812,308            721,451
Selling, general and administrative expenses.............................           497,873            447,078
                                                                           -----------------  -----------------
Operating income.........................................................           314,435            274,373
Interest income..........................................................            10,869              9,021
Interest expense.........................................................            70,858             55,315
Other expense, net.......................................................             9,114             12,037
                                                                           -----------------  -----------------
Income before income taxes...............................................           245,332            216,042
Provision for income taxes...............................................            88,848             77,775
                                                                           -----------------  -----------------
Net income...............................................................   $       156,484    $       138,267
                                                                           =================  =================
Net income per share.....................................................   $           .42    $           .38
                                                                           =================  =================
Cash dividends per share.................................................   $           .26-1/2  $         .24
                                                                           =================  =================
Average common shares outstanding........................................           376,929            373,399
                                                                           =================  =================

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             January 31, 1996   May 3, 1995*
                                                                             ----------------   ------------
                                                                                  FY 1996          FY 1995
                                                                                (Unaudited)
                                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents..................................................   $       154,037    $   124,338
Short-term investments, at cost which
  approximates market......................................................            60,922         82,693
Receivables, net...........................................................         1,109,728      1,030,790
Inventories................................................................         1,564,487      1,374,570
Prepaid expenses and other current assets..................................           280,092        210,631
                                                                             -----------------  -------------
     Total current assets..................................................         3,169,266      2,823,022
                                                                             -----------------  -------------

Property, plant and equipment..............................................         4,197,288      4,004,654
Less accumulated depreciation..............................................         1,605,475      1,470,278
                                                                             -----------------  -------------
     Total property, plant and equipment, net..............................         2,591,813      2,534,376
                                                                             -----------------  -------------

Investments, advances and other assets.....................................           520,558        543,032
Goodwill, net..............................................................         1,683,918      1,682,933
Other intangibles, net.....................................................           652,631        663,825
                                                                             -----------------  -------------
     Total other noncurrent assets.........................................         2,857,107      2,889,790
                                                                             -----------------  -------------

     Total assets..........................................................   $     8,618,186    $ 8,247,188
                                                                             =================  =============

*Summarized from audited fiscal year 1995 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             January 31, 1996   May 3, 1995*
                                                                             ----------------   ------------
                                                                                  FY 1996          FY 1995
                                                                                (Unaudited)
                                                                                  (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt............................................................   $     1,281,472    $ 1,018,354
Portion of long-term debt due within one year..............................            88,405         55,937
Accounts payable...........................................................           710,488        720,747
Salaries and wages.........................................................            60,263         77,276
Accrued marketing..........................................................           116,825        141,701
Other accrued liabilities..................................................           369,643        470,842
Income taxes...............................................................           137,259         79,209
                                                                             -----------------  -------------
     Total current liabilities.............................................         2,764,355      2,564,066
                                                                             -----------------  -------------

Long-term debt.............................................................         2,238,975      2,326,785
Deferred income taxes......................................................           367,880        348,576
Non-pension postretirement benefits........................................           209,152        220,673
Other liabilities..........................................................           334,165        314,219
                                                                             -----------------  -------------
     Total long-term debt and other liabilities............................         3,150,172      3,210,253
                                                                             -----------------  -------------

Shareholders' Equity:
Capital stock..............................................................           108,093        108,132
Additional capital.........................................................           158,731        121,291
Retained earnings..........................................................         4,084,191      3,878,988
Cumulative translation adjustments.........................................          (178,093)      (157,159)
                                                                             -----------------  -------------
                                                                                    4,172,922      3,951,252
Less:
  Treasury stock at cost (61,371,837 shares at January 31,
     1996 and 65,587,400 shares at May 3, 1995)............................         1,445,450      1,450,724
  Unearned compensation relating to the ESOP...............................            23,813         27,659
                                                                             -----------------  -------------
     Total shareholders' equity............................................         2,703,659      2,472,869
                                                                             -----------------  -------------
     Total liabilities and shareholders' equity............................   $     8,618,186    $ 8,247,188
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

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months        Nine Months
                                                                               Ended              Ended
                                                                         January 31, 1996   January 25, 1995
                                                                         ----------------   ----------------
                                                                              FY 1996            FY 1995

                                                                                     (Unaudited)
                                                                                (Thousands of Dollars)

Cash Provided by Operating Activities..................................   $       274,191    $       286,401
                                                                         -----------------  -----------------
Cash Flows from Investing Activities:
     Capital expenditures..............................................          (246,069)          (210,601)
     Acquisitions, net of cash acquired................................           (96,532)          (449,212)
     Purchases of short-term investments...............................          (864,989)        (1,368,048)
     Sales and maturities of short-term investments....................           890,427          1,372,627
     Investment in tax benefits........................................            61,952             15,807
     Other items, net..................................................            58,524             (1,504)
                                                                         -----------------  -----------------
          Cash (used for) investing activities.........................          (196,687)          (640,931)
                                                                         -----------------  -----------------
Cash Flows from Financing Activities:
     Proceeds from long-term debt......................................             5,606            318,923
     Payments on long-term debt........................................           (51,141)           (10,247)
     Proceeds from short-term debt, net................................           237,431            471,194
     Dividends.........................................................          (283,917)          (257,820)
     Purchases of treasury stock.......................................           (65,118)          (255,634)
     Exercise of stock options.........................................            70,716             23,705
     Tax benefit from stock options exercised..........................            36,330              4,942
     Proceeds from minority interest...................................                --             56,971
     Proceeds from borrowings against insurance policies...............             6,361             70,931
     Repayments of borrowings against insurance policies...............                --            (68,898)
     Other items, net..................................................             3,580              4,850
                                                                         -----------------  -----------------
          Cash (used for) provided by financing activities.............           (40,152)           358,917
                                                                         -----------------  -----------------
Effect of exchange rate changes on cash and cash
  equivalents..........................................................            (7,653)            13,197
                                                                         -----------------  -----------------
Net increase in cash and cash equivalents..............................            29,699             17,584
Cash and cash equivalents at beginning of year.........................           124,338             98,536
                                                                         -----------------  -----------------
Cash and cash equivalents at end of period.............................   $       154,037    $       116,120
                                                                         =================  =================

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

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                                  January 31, 1996    May 3, 1995
                                                                                  ----------------    -----------
                                                                                       (Thousands of Dollars)
          Finished goods and work-in-process....................................   $     1,161,839   $   1,004,350
          Packaging material and ingredients....................................           402,648         370,220
                                                                                  -----------------  -------------
                                                                                   $     1,564,487   $   1,374,570
                                                                                  =================  =============

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

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.5 billion domestic commercial paper outstanding is classified as long-term debt as of January 31, 1996. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

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

(7) On September 12, 1995, the company's board of directors authorized a three-for-two stock split, effective October 3, 1995. There was no adjustment in the par value or the total number of authorized common shares. All prior year share and per share amounts have been adjusted to reflect the three-for-two common stock split.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

(8) On September 12, 1995, the company's board of directors increased the quarterly dividend on the company's common stock to $0.26-1/2 per share from $0.24 per share, for an indicated annual rate of $1.06 per share.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS
            NINE MONTHS ENDED JANUARY 31, 1996 AND JANUARY 25, 1995

     For the nine months ended January 31, 1996, sales increased $910.4 million, or 16%, to $6,575.7 million from $5,665.3 million recorded in the same period a year ago. The sales increase came primarily from acquisitions (net of divestitures) of 9%, volume gains of 5%, the favorable effects of foreign exchange translation rates of 1% and price increases of 1%. Domestic operations provided 57% of the current period's net sales compared to 56% in the same period last year.

     Volume increases in Ore-Ida frozen potatoes, StarKist tuna, Heinz ketchup, baby food, pasta, coated products and Ore-Ida Bagel Bites were partially offset by decreases in weight loss products and single-serve condiments.

     Price increases in single-serve condiments, Heinz grocery ketchup and baby food were partially offset by price decreases in StarKist tuna, frozen entrees and pet food.

     Contributing to the sales dollar increase were the following fiscal 1995 acquisitions: The North American pet food businesses of The Quaker Oats Company (the "Pet Food Business"); The All American Gourmet Company; the Farley's infant foods and adult nutrition business; and the Family Products Division of Glaxo India Ltd. During the first six months of fiscal 1996, the company acquired a majority interest in PMV/Zabreh, a producer of infant formulas and dairy products located in Zabreh, Moravia, Czech Republic. PMV/Zabreh holds leading market shares in both the Czech and Slovak Republics for infant formula, sold through pharmacies under the Sunar and Feminar brand names. The company also increased its investment to 97% of Kecskemeti Konzervgyar R.T., which produces jarred baby foods and canned vegetable products in Kecskemet, Hungary.

     Also contributing to the sales dollar increase were the following fiscal 1996 third quarter acquisitions: Britwest Ltd. in the United Kingdom and Fattoria Scaldasole S.p.A. in Italy. Britwest Ltd. markets single-serve condiments, beverages and sauces in Britain and France. Fattoria Scaldasole S.p.A. processes organic foods such as yogurts, milk, dairy products and fruit juices. Divestitures impacting the nine month sales comparison include a domestic bulk oil business and an overseas sweetener business.

     Gross profit increased $347.7 million to $2,409.5 million from $2,061.9 million a year ago. The ratio of gross profit to sales increased to 36.6% from 36.4%. The current year's gross profit ratio was favorably impacted by cost reductions and profit mix, which more than offset the effect of increased goodwill amortization associated with recent acquisitions.

     Operating income increased $148.6 million, or 18%, to $981.8 million from $833.3 million for the same period last year. The increase in operating income was primarily due to the sales-driven increase in gross profit, partially offset by increased marketing expenses; higher selling and distribution expenses related to increased volume; and higher general and administrative expenses associated with acquisitions. For the nine months ended January 31, 1996, domestic operations provided 56% of operating income compared to 55% in the same period last year.

     The Weight Watchers meeting business in the U.S. continues to show weakness, offset somewhat by improvements overseas. Domestic classroom attendance was affected by the severe winter weather. Increased competitor trade promotions adversely affected frozen entree and dinner volume.

     Through the third quarter of fiscal 1996, Heinz U.K.'s results continue to show improvement over the prior year due to improved sales volumes and sales prices.

     Net interest expense increased $62.5 million to $178.5 million from $115.9 million a year ago mainly due to higher borrowings resulting from acquisitions and higher short-term interest rates.

     The effective tax rate for the first nine months of the current fiscal year increased to 37.3% from 37.0% for the same period a year ago.

     Net income for the current period was $489.1 million, compared to $432.6 million for the same period last year, and earnings per share was $1.30 compared to $1.16. Earnings per share amounts reflect the three-for-two stock split, which was effective October 3, 1995.

                             RESULTS OF OPERATIONS
            THREE MONTHS ENDED JANUARY 31, 1996 AND JANUARY 25, 1995

     For the three months ended January 31, 1996, sales increased $239.3 million, or 12%, to $2,193.1 million from $1,953.9 million recorded in the same period a year ago. The sales increase came primarily from volume gains of 5%, acquisitions (net of divestitures) of 5% and price increases of 2%. Foreign exchange translation rates had a negligible effect on sales.

     Volume increases were noted in Ore-Ida frozen foodservice potatoes, StarKist tuna, pet food, coated products and pasta. These increases were partially offset by a decrease in frozen entrees.

     Price increases in single-serve condiments, Heinz grocery ketchup, baby food and Ore-Ida retail potatoes were partially offset by price decreases in pet food, StarKist tuna and soups.

     Contributing to the third quarter sales dollar increase were the following acquisitions: the Pet Food Business; The All American Gourmet Company; PMV/Zabreh; Kecskemeti Konzervgyar R.T.; Britwest Ltd.; and Fattoria Scaldasole S.p.A. Divestitures impacting the third quarter sales comparison include a domestic bulk oil business and an overseas sweetener business.

     Gross profit increased $90.9 million to $812.3 million from $721.5 million a year ago. The ratio of gross profit to sales increased slightly to 37.0% from 36.9%. The current quarter's gross profit ratio was favorably impacted by cost reductions and profit mix, which more than offset the effect of increased goodwill amortization associated with recent acquisitions.

     Operating income increased $40.1 million, or 15%, to $314.4 million from $274.4 million for the same period last year. The increase in operating income was primarily due to the sales-driven increase in gross profit, partially offset by increased marketing expenses; higher selling and distribution expenses related to increased volume; and higher general and administrative expenses associated with acquisitions.

     Net interest expense increased $13.7 million to $60.0 million from $46.3 million in the third quarter a year ago mainly due to higher borrowings resulting from acquisitions.

     The effective tax rate for the third quarter was 36.2% versus 36.0% for the same period a year ago.

     Net income for the current quarter was $156.5 million compared to $138.3 million for the same period last year, and earnings per share was $0.42 compared to $0.38. Earnings per share amounts reflect the three-for-two stock split, which was effective October 3, 1995.

                        LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $274.2 million for the nine month period ended January 31, 1996 compared to $286.4 million last year. Higher operating earnings were offset somewhat by increased working capital requirements in the current nine month period.

     Cash used for investing activities required $196.7 million compared to $640.9 million last year. Cash used for acquisitions in the current period totaled $96.5 million, primarily due to the purchase of PMV/Zabreh in the Czech Republic; the additional investment in Kecskemeti Konzervgyar R.T. in Hungary; the purchase of Britwest Ltd. in the United Kingdom; the purchase of Fattoria Scaldasole S.p.A. in Italy; the purchase of the Craigs brand of jams and dressings from Kraft General Foods New Zealand Ltd.; and the purchase of a majority interest in Indian Ocean Tuna Ltd., located in the Seychelles. Cash used for acquisitions in the prior year's comparable period totaled $449.2 million and included The All American Gourmet Company; the Family Products Division of Glaxo India Ltd.; Farley's infant foods and adult nutrition business; the Borden Foodservice Group; DEGA, a foodservice company located in Italy; and other smaller acquisitions.

     Investments in tax benefits provided $62.0 million compared to $15.8 million a year ago, due mainly to the termination of certain domestic investments. Purchases of property, plant and equipment totaled $246.1 million compared to $210.6 million a year ago.

     Cash used for financing activities required $40.2 million compared to providing $358.9 million last year. Cash used for dividend payments totaled $283.9 million compared to $257.8 million in the prior period. Cash used for treasury stock purchases decreased to $65.1 million (2.1 million shares) from $255.6 million (10.8 million shares) in the prior period. Net proceeds on short-term debt provided $237.4 million versus $471.2 million in the prior year's comparable period. Proceeds from long-term debt decreased to $5.6 million from the prior period total of $318.9 million, which was mainly due to the issuance of $300 million three-year 8.0% notes in the prior period.

     On September 5, 1995, the company amended the line of credit agreements which support its domestic commercial paper programs. Total availability under the domestic commercial paper programs is $2.0 billion, compared to $2.3 billion under the fiscal 1995 programs.

     The company amended the line of credit agreements which support the $1.6 billion domestic commercial paper program. The amended line of credit agreements total $1.6 billion, of which $800 million expires on September 3, 1996 unless otherwise extended, and the remaining $800 million expires in September 2000. As a result, $800 million of the $1.5 billion domestic commercial paper outstanding is classified as long-term debt as of January 31, 1996. As of May 3, 1995, $800 million of domestic commercial paper was classified as long-term debt.

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

     On September 12, 1995, the company's board of directors authorized a three-for-two stock split, effective October 3, 1995. There was no adjustment in the par value or the total number of authorized common shares.

     Also on September 12, 1995, the company's board of directors increased the quarterly dividend on the company's common stock to $0.26-1/2 per share from $0.24 per share, for an indicated annual rate of $1.06 per share. On March 13, 1996, the company's board of directors declared the quarterly dividend on the company's common stock of $0.26-1/2 per share to shareholders of record as of the close of business March 25, 1996, payable April 10, 1996.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                                 OTHER MATTERS

     On March 6, 1996, the company announced that it had completed the acquisition of Earth's Best, Inc. of Boulder, Colorado, a leading marketer of organic baby foods. Earth's Best products are sold primarily in the United States, Canada, Australia and the Far East.

     The company continues to implement its strategy to combine recent acquisitions with existing operations. Cash expenditures related to exiting activities and terminating or relocating certain employees of the acquired companies have begun, and are expected to continue over approximately the next twelve months. The company will finalize its integration plans by the end of the fiscal year, making any necessary adjustments to the preliminary allocations of purchase price. In management's opinion, the opening balance sheet accruals for employee severance/relocation costs and facilities consolidation/closure costs provided for in the preliminary allocations of purchase price are adequate.

     On September 12, 1995, the Weight Watchers Gourmet Food Company announced plans to close The All American Gourmet plant in Atlanta, Georgia. Operations were phased out as of January 1996. The facility's dinner and entree production lines have been consolidated with other company facilities. This closure is part of the above mentioned strategy to combine recent acquisitions with existing operations. The employee severance and exit costs related to this closure had previously been provided for in the year end 1995 balance sheet as "other accrued liabilities."

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     On March 6, 1996, the company announced that it had completed the acquisition of Earth's Best, Inc. of Boulder, Colorado, a leading marketer of organic baby foods. Earth's Best products are sold primarily in the United States, Canada, Australia and the Far East.

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

       27. Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          H. J. HEINZ COMPANY
                                                          (Registrant)

                                                                           /s/  DAVID R. WILLIAMS
Date: March 18, 1996                                      By......................................................
                                                                             David R. Williams
                                                                     Senior Vice President--Finance and
                                                                          Chief Financial Officer
                                                                       (Principal Financial Officer)

                                                                            /s/  TRACY E. QUINN
Date: March 18, 1996                                      By......................................................
                                                                               Tracy E. Quinn
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)