Form 10-K
period 1996-05-01
HEINZ H J CO
filed 1996-07-26
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended May 1, 1996

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

Third Cumulative Preferred Stock,                      New York Stock Exchange
$1.70 First Series, par value
         $10 per share

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of June 30, 1996 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$10,661,067,896.

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1996, was 369,813,162 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Shareholders for the fiscal year ended May 1, 1996, are incorporated into Part I, Items 1 and 3; Part II, Items 5, 7 and 8; and Part IV, Item 14.

  Portions of Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                    PART I

ITEM 1. BUSINESS.

  H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup and sauces/condiments, pet food, tuna and other seafood products, baby food, frozen potato products, soup (canned and frozen), lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts, dairy and other products), beans, full calorie frozen dinners and entrees, pasta, coated products, bakery products, chicken, vegetables (frozen and canned), frozen pizza and pizza components, ice cream and ice cream novelties, edible oils, margarine/shortening, vinegar, pickles, juices and other processed food products. The Company operates principally in one segment of business-- processed food products--which represents more than 90% of consolidated sales. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

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

                                                                 1996  1995  1994
                                                                 ----  ----  ----
     Ketchup, sauces and other condiments.......................  19%   21%   19%
     Pet food...................................................  12     9     9
     Tuna and other seafood products............................   9     9    10
     All other classes of products, none of which accounts
      for 10% or more of consolidated sales.....................  60    61    62
                                                                 ---   ---   ---
                                                                 100%  100%  100%
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

  The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "Ore-Ida" for frozen potato products, "Bagel Bites" for pizza snack products, "Moore's" for coated vegetables, "Rosetto" and "Domani" for frozen pasta products, "Earth's Best" for baby food and "Dyna Bites" and "Cheese Bites" for appetizer products, all of which are marketed in the United States. "9 Lives" is used for cat foods, "Kibbles N' Bits", "Ken-L-Ration", "Reward" and "IVD" for dog food, "Jerky Treats", "Meaty Bones", "Snausages" and "Pup-Peroni" for dog snacks, "Nature's Recipe" for dog and cat foods, all of which are marketed in the United States and Canada. "Amore" is used for cat foods, "Kozy Kitten" for canned cat foods, "Cycle", "Gravy Train", "Skippy Premium", "Recipe" and "Vets" for dog food, "Pounce" for cat treats, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, both of which are marketed in the United States and Canada. "Pablum" is used for baby food products marketed in Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Misura" for dietetic products for adults, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mareblu" for tuna, "Mr. Foody" for table and kitchen sauces, "Bi-Aglut", "Aproten", "Polial" and "Dialibra" for nutraceutical products, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "Wattie's" is used for various grocery products and frozen foods, "Tip Top" for ice cream and frozen desserts, "Tegel" for poultry products, "Chef" and "Champ" for cat and dog foods and "Craig's" for jams and marmalades, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Farley's" and "Farex" are used for baby food products marketed in Europe, Canada, India, Australia and New Zealand. "Glucon D" and "Complan" are used for nutritional drink mixes marketed in India and in the case of "Complan" also Latin America and New Zealand. "Ganave" is used for pet food in Argentina. "N/R Original Recipe" is used for dog and cat foods marketed in various European countries. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. "Budget Gourmet" is used on frozen entrees and dinners. The Company also markets certain products under other trademarks and brand names and under private labels.

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

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 1997 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

  The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

  The Company employed, on a full-time basis as of May 1, 1996, approximately 43,300 persons around the world.

  Financial segment information by major geographic area for the most recent three fiscal years is set forth on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996. Such information is incorporated herein by reference.

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

                          FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors (the "Factors") that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act with regard to oral and written forward-looking statements made from time to time including but not limited to the forward-looking statements contained in the Chairman's Letter to Shareholders (pages 3 to 5 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996), Management's Discussion and Analysis (pages 34 to 41 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996) and statements set forth in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and financial performance. The Factors identified by the Company include, among other things, the following: general economic and business conditions in the domestic and global markets; actions of competitors, including competitive pricing; changes in consumer preferences and spending patterns; changes in social and demographic trends; changes in laws and regulations, including changes in taxation and accounting standards; foreign currency rate fluctuations; interest rate fluctuations; the effects of changing prices for the raw materials used by the Company and its subsidiaries; and the effectiveness of the Company's marketing, advertising and promotional programs.

ITEM 2. PROPERTIES.

  The Company has 42 food processing plants in the United States and its possessions, of which 36 are owned and six are leased, as well as 62 food processing plants in foreign countries, of which 56 are owned and six are leased, including thirteen in New Zealand, six in Canada, six in the United Kingdom, six in Italy, four in Australia, three in Spain, two in Greece, two in Portugal, two in Zimbabwe, and one in each of Argentina, Botswana, the Czech Republic, Ecuador, France, Ghana, Hungary, India, Ireland, Japan, Netherlands, People's Republic of China, Republic of Korea, Russia, Seychelles, South Africa, Thailand and Venezuela. The Company also leases two can-making factories in the United States and its possessions. The Company and certain of its subsidiaries also own or lease office space, warehouses and research and other facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

ITEM 3. LEGAL PROCEEDINGS.

  With respect to the antitrust litigation against the Company and its two principal competitors in the United States baby food industry which was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1995, see Note 13 to the Consolidated Financial Statements on page 61 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996, which is incorporated herein by reference. On April 15, 1996, the defendants filed a motion for summary judgment to which the plaintiffs filed a response on May 20, 1996. The Company continues to believe that all of the suits and claims are without merit and is defending itself vigorously against them.

  With respect to the lawsuit in the U.S. District Court for the District of Puerto Rico which was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1995, the District Court approved a consent decree filed in the matter and dismissed the lawsuit on May 22, 1996. Related appeals to the Puerto Rico Supreme Court by the plaintiff have also been dismissed. The Puerto Rico Environmental Quality Board ("EQB") and the U.S. Environmental Protection Agency have approved the consent decree which required Mayaguez Water Treatment Company, Inc., an indirectly 70% owned subsidiary of the Company, to pay $500,000 to the EQB and $500,000 to fund research relating to the ecology of the Bay of Mayaguez.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 12, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 10, 1996.

                                                 Positions and Offices Held with the Company and
                            Age (as of                      Principal Occupations or
          Name          September 10, 1996)             Employment During Past Five Years
          ----          -------------------             ---------------------------------
 Anthony J. F. O'Reilly         60          Chairman of the Board since March 11, 1987, Chief
                                            Executive Officer since July 1, 1979 and President
                                            from July 1, 1979 to June 12, 1996.
 Joseph J. Bogdanovich          84          Vice Chairman of the Board since September 7, 1988;
                                            also in charge of Heinz Japan Ltd. since June 20,
                                            1973 and Chairman of the Board of Star-Kist Foods,
                                            Inc.
 William R. Johnson             47          President and Chief Operating Officer since June
                                            12, 1996; Senior Vice President in charge of Star-
                                            Kist Foods, Inc. and Heinz operations in the Asia
                                            Pacific area from September 8, 1993 to June 12,
                                            1996; Chief Executive Officer of Star-Kist Foods,
                                            Inc. since May 1, 1992 and President and Chief
                                            Executive Officer of Heinz Pet Products Company
                                            from November 1, 1988 to June 12, 1996.
 Luigi Ribolla                  59          Executive Vice President and President-Heinz Europe
                                            since June 12, 1996 and in charge of all Heinz
                                            affiliates in Europe, Cairo Foods Industries SAE in
                                            Egypt and Heinz development activities in Russia,
                                            Eastern Europe, the Middle East and North Africa
                                            since August 1, 1992; Senior Vice President from
                                            August 1, 1992 to June 12, 1996; Director of Heinz
                                            Mediterranean Area from 1988 to July 31, 1992.

                                              Positions and Offices Held with the Company and
                         Age (as of                      Principal Occupations or
        Name         September 10, 1996)             Employment During Past Five Years
        ----         -------------------             ---------------------------------
 William C. Springer         56          Executive Vice President-The Americas in charge of
                                         Heinz North America, Heinz Service Company, Heinz
                                         operations in Latin America since September 8, 1993
                                         and in charge of Weight Watchers International,
                                         Inc., Weight Watchers Gourmet Food Company, Heinz
                                         Bakery Products Division and Ore-Ida Foods, Inc.
                                         since June 12, 1996; President of Heinz North
                                         America since June 1, 1992 and President and Chief
                                         Executive Officer of Heinz U.S.A. Division since
                                         May 1, 1989; Senior Vice President from September
                                         8, 1993 to June 12, 1996.
 David R. Williams           53          Executive Vice President-Finance and Chief
                                         Financial Officer since June 12, 1996 and in charge
                                         of all Heinz affiliates and development activities
                                         in India, Pakistan and southern Africa since
                                         October 12, 1994; Senior Vice President-Finance and
                                         Chief Financial Officer from August 1, 1992 to June
                                         12, 1996; Vice President-Finance and Chief
                                         Financial Officer from February 1, 1992 to July 31,
                                         1992; Vice President and Corporate Controller from
                                         August 1, 1988 until January 31, 1992.
Lawrence J. McCabe        61             Senior Vice President-General Counsel since June
                                         12, 1991; Vice President-General Counsel from
                                         October 1, 1990 to June 11, 1991; Vice President-
                                         Associate General Counsel from July 1, 1982 through
                                         September 30, 1990.
David W. Sculley*         50             Senior Vice President since June 1, 1989 and in
                                         charge of Weight Watchers International, Inc. from
                                         June 1, 1989 to June 12, 1996, Weight Watchers
                                         Gourmet Food Company from July 1, 1991 to June 12,
                                         1996, and Heinz Bakery Products Division and Ore-
                                         Ida Foods, Inc. from January 1, 1992 to June 12,
                                         1996; from June 1, 1989 to December 31, 1991, in
                                         charge of H. J. Heinz Company of Canada Ltd.; also
                                         until January 31, 1992, in charge of Heinz
                                         companies in Africa, Australia, the People's
                                         Republic of China, the Republic of Korea and
                                         Thailand.

- -------
*The Company announced on June 5, 1996 that Mr. Sculley will be leaving the Company on September 1, 1996 to launch a private investment company, The Blackburn Group, with his two brothers and several associates.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information relating to the Company's common stock is set forth beginning on page 40 under the caption "Stock Market Information" and on page 60 in Note 12, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1992 through 1996. All amounts are in thousands except per share data. Prior years per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.

                                            Fiscal year ended
                          ---------------------------------------------------------
                            May 1,        May 3,   April 27,  April 28,  April 29,
                             1996          1995       1994       1993       1992
                          (52 Weeks)    (53 Weeks) (52 Weeks) (52 Weeks) (52 Weeks)
                          ----------    ---------- ---------- ---------- ----------
Sales...................  $9,112,265    $8,086,794 $7,046,738 $7,103,374 $6,581,867
Interest expense........     277,411       210,585    149,243    146,491    134,948
Income before cumulative
 effect of
 accounting change......     659,319       591,025    602,944    529,943    638,295
Net income..............     659,319       591,025    602,944    396,313    638,295
Income before cumulative
 effect of
 accounting change per
 common share...........        1.75          1.59       1.57       1.36       1.60
Net income per common
share...................        1.75          1.59       1.57       1.02       1.60
Short-term debt and
 current portion
 of long-term debt......   1,082,169     1,074,291    439,701  1,604,355  1,724,095
Long-term debt,
 exclusive of
 current portion........   2,281,659     2,326,785  1,727,002  1,009,381    178,388
Total assets............   8,623,691     8,247,188  6,381,146  6,821,321  5,931,901
Cash dividends per
common share............       1.03 1/2        .94        .86        .78        .70

  Results recorded in 1996 include gains related to the sale of the Weight Watchers Magazine ($0.02 per share) and the sale of two regional dry pet food product lines ($0.02 per share) and a charge for restructuring costs at certain overseas affiliates ($0.01 per share). See Note 12 to the Consolidated Financial Statements on page 60 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

  During 1995, the Company invested approximately $1.2 billion in acquisitions, the most significant of which was the North American pet food businesses of The Quaker Oats Company. See Note 2 to the Consolidated Financial Statements, beginning on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

  Results recorded in 1994 include gains from the sale of the confectionery business of Heinz Italy and the sale of Heinz U.S.A.'s Near East specialty rice business. See Note 3 to the Consolidated Financial Statements on page 50 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

  During 1993, the Company adopted the provisions of FAS No. 106 and elected immediate recognition of the accumulated postretirement benefit obligation for active and retired employees, resulting in an after-tax cumulative charge of $133.6 million (net of income tax benefit of $85.4 million), or $0.34 per share. In addition, the adoption of FAS No. 106 increased the company's pretax postretirement benefit expense by $16.3 million ($0.03 per share) in 1993.

  In 1993, restructuring charges of $192.3 million on a pretax basis ($0.30 per share) were reflected in operating income. The major components of the restructuring plan related to employee severance and relocation costs ($99.0 million) and facilities consolidation and closure costs ($73.0 million).

  In 1992, restructuring charges of $88.3 million on a pretax basis ($0.13 per share) were reflected in operating income to provide for the consolidation of functions, staff reductions, organizational reform and plant modernizations and closures.

  Results recorded in 1992 also include a pretax gain of $221.5 million on the sale of The Hubinger Company of Keokuk, Iowa to Roquette Freres, a major worldwide producer of corn starches. Hubinger is a producer of corn derivatives, including corn syrup, starch and ethanol.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information is set forth in the Management's Discussion and Analysis section on pages 34 through 41 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996. Such information is incorporated herein by reference.

  Subsequent to year-end, the Company entered into a letter of intent to acquire substantially all of the pet food business of Martin Feed Mills Limited of Elmira, Ontario. Martin's cat and dog food lines, sold under the brand Techni-Cal, are produced and marketed throughout Canada and exported to Japan, the United Kingdom, France, Holland, Spain, the Czech Republic and other European countries.

  In addition, Questor Partners Fund, L.P., an unrelated national investment group, has entered into a letter of intent to acquire the brand name and ongoing canned seafood business of Bumble Bee Seafoods, Inc. of San Diego, California. The letter of intent also provides for H.J. Heinz Company, through its affiliate, Star-Kist Foods, Inc., to purchase the Bumble Bee tuna production facilities in Mayaguez, Puerto Rico; Santa Fe Springs, California and Manta, Ecuador. Star-Kist plans to co-pack tuna under the Bumble Bee label for the new Questor entity.

  The above transactions, if consummated, combined with the acquisition of Southern Country Foods Limited will not have a material impact on the company's results of operations or financial position in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company and its subsidiaries as of May 1, 1996 and May 3, 1995 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994, together with the related Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is nothing to be reported under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the Directors of the Company is set forth under the captions "Information Regarding Nominees for Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 10, 1996. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1996. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1996. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" and "Additional Information--Transactions with Beneficial Shareholders" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996 are incorporated herein by reference:

          Consolidated Balance Sheets as of May 1, 1996 and May 3, 1995 Consolidated Statements of Income for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994
          Consolidated Statements of Retained Earnings for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994
          Consolidated Statements of Cash Flows for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994
          Notes to Consolidated Financial Statements
          Report of Independent Accountants of Coopers & Lybrand L.L.P. dated June 18, 1996, on the Company's consolidated financial statements for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994

  (2) The following report and schedule is filed herewith as a part hereof:

          Report of Independent Accountants of Coopers & Lybrand L.L.P. dated June 18, 1996, on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994.

          Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994.

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

    3(ii) The Company's By-Laws, as amended effective October 12, 1994 are incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1995.

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

      (c) Management contracts and compensatory plans:

           (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995

          (ii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (iii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (iv) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990

           (v) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

          (vi) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

         (vii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

        (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

          (ix) H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

      11. Computation of net income per share.

      13. Pages 34 through 62 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended May 1, 1996, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant.

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of Coopers & Lybrand L.L.P.

      24. Powers-of-attorney of the Company's directors.

      27. Financial Data Schedule.

    Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 1996.

                                                 H. J. HEINZ COMPANY
                                                     (Registrant)

                                                /s/ David R. Williams
                                       By......................................
                                                  DAVID R. WILLIAMS
                                         Executive Vice President-Finance and
                                               Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 26, 1996.

          Signature                        Capacity

 /s/ Anthony J. F. O'Reilly
 .............................    Chairman of the Board and
   ANTHONY J. F. O'REILLY        Chief Executive Officer
                                 (Principal Executive
                                 Officer)


    /s/ David R. Williams
 .............................    Executive Vice President-Finance and
      DAVID R. WILLIAMS          Chief Financial Officer (Principal
                                 Financial Officer)


     /s/ Tracy E. Quinn          Corporate Controller
 .............................    (Principal Accounting
       TRACY E. QUINN            Officer)

Anthony J. F. O'Reilly   Director
Joseph J. Bogdanovich    Director
Nicholas F. Brady        Director
Richard M. Cyert         Director
Thomas S. Foley          Director
Edith E. Holiday         Director
Samuel C. Johnson        Director
William R. Johnson       Director
Donald R. Keough         Director
Albert Lippert           Director                /s/ Lawrence J. McCabe
Lawrence J. McCabe       Director         By...................................
Luigi Ribolla            Director                    LAWRENCE J. MCCABE
Herman J. Schmidt        Director               Director and Attorney-in-Fact
David W. Sculley         Director
Eleanor B. Sheldon       Director
William P. Snyder III    Director
William C. Springer      Director
S. Donald Wiley          Director
David R. Williams        Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
 H. J. Heinz Company:

  Our report on the consolidated financial statements of H. J. Heinz Company and Subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996 and appears on page 62 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 Coopers & Lybrand L.L.P.

Pittsburgh, PA
June 18, 1996
                                ---------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the Registration Statements of H. J. Heinz Company on Form S-8 (Registration Nos. 2-51719, 2-45120, 33-00390, 33-19639, 33-32563, 33-42015, 33-55777 and 33-62623) of our reports dated June 18, 1996, on our audits of the consolidated financial statements and financial statement schedule of H. J. Heinz Company and Subsidiaries as of May 1, 1996 and May 3, 1995 and for the fiscal years ended May 1, 1996, May 3, 1995 and April 27, 1994, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                                 Coopers & Lybrand L.L.P.

Pittsburgh, PA
July 26, 1996

                                                                    SCHEDULE II

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        FISCAL YEARS ENDED MAY 1, 1996, MAY 3, 1995 AND APRIL 27, 1994
                            (THOUSANDS OF DOLLARS)

                                          Additions
                                     -------------------
                          Balance at Charged to Charged               Balance at
                          beginning  costs and  to other                end of
    Description           of period   expenses  accounts Deductions     period
    -----------           ---------- ---------- -------- ----------   ----------
Fiscal year ended May 1,
1996:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 16,309   $ 7,254    $   --   $ 6,265(1)   $ 17,298
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  7,466   $    --    $   --   $ 1,602      $  5,864
                           ========   =======    ======   =======      ========
    Goodwill............   $163,793   $48,583    $   --   $   683      $211,693
                           ========   =======    ======   =======      ========
    Other intangibles...   $117,430   $30,519    $   --   $ 6,063(1)   $141,886
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (2).................   $ 49,487   $ 3,195    $   --   $17,088      $ 35,594
                           ========   =======    ======   =======      ========
Fiscal year ended May 3,
1995:
  Reserves deducted in
   the balance sheet
   from
    the assets to which
   they apply:
    Receivables.........   $ 15,407   $ 5,135    $   --   $ 4,233(1)   $ 16,309
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $ 19,841   $    --    $   --   $12,375(3)   $  7,466
                           ========   =======    ======   =======      ========
    Goodwill............   $127,708   $33,970    $   --   $(2,115)     $163,793
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 85,862   $31,441    $   --   $  (127)     $117,430
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (4).................   $ 28,888   $28,178    $   --   $ 7,579      $ 49,487
                           ========   =======    ======   =======      ========
Fiscal year ended April
27, 1994:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 16,299   $ 4,535    $   --   $ 5,427(1)   $ 15,407
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $ 20,165   $    --    $   --   $   324      $ 19,841
                           ========   =======    ======   =======      ========
    Goodwill............   $115,631   $30,275    $   --   $18,198(1)   $127,708
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 72,673   $17,396    $   --   $ 4,207(1)   $ 85,862
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (5).................   $ 85,071   $ 4,655    $   --   $60,838      $ 28,888
                           ========   =======    ======   =======      ========

Notes:
(1) Principally reserves on assets sold, written-off or reclassified.

(2) The net change in the valuation allowance for deferred tax assets was a decrease of $13.9 million. The decrease was primarily due to the utilization of loss carryforwards ($4.6 million) and recognition of the realizability of certain other deferred tax assets in future years ($12.5 million). An increase in the valuation allowance related to the deferred tax asset for foreign tax credit carryforwards ($1.7 million) and loss carryforwards ($1.5 million) partially offset the decrease. See Note 4 to the Consolidated Financial Statements on pages 51 and 52 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

(3) Represents amounts reclassified as a result of consolidation of certain fishing vessel operations.

(4) The net change in the valuation allowance for deferred tax assets was an increase of $20.6 million. The increase is primarily due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($25.3 million) and loss carryforwards ($2.9 million). This increase was partially offset by the recognition of the realizability of certain other deferred tax assets in future years ($3.1 million) and the utilization of loss carryforwards ($4.5 million). See Note 4 to the Consolidated Financial Statements on pages 51 and 52 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

(5) The net change in the valuation allowance for deferred tax assets was a decrease of $56.2 million. The decrease was primarily due to the utilization of loss carryforwards ($2.8 million) and recognition of the realizability of certain other deferred tax assets in future years ($57.3 million). An increase in the valuation allowance related to the deferred tax asset for loss carryforwards ($4.7 million) partially offset the decrease. See Note 4 to the Consolidated Financial Statements on pages 51 and 52 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 1996.

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

 3(ii) The Company's By-Laws, as amended effective October 12, 1994 are incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1995.

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

   (c) Management contracts and compensatory plans:

    (i)1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995

    (ii)H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

    (iii)H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

    (iv)H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990

    (v)H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

    (vi)H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

EXHIBIT

    (vii)H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

    (viii)H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

    (ix)H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

  11.Computation of net income per share.

  13.Pages 34 through 62 of the H. J. Heinz Company Annual Report to
     Shareholders for the fiscal year ended May 1, 1996, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

  21.Subsidiaries of the Registrant.

  23.The following Exhibit is filed by incorporation by reference to Item
     14(a)(2) of this Report:

     (a)Consent of Coopers & Lybrand L.L.P.

  24.Powers-of-attorney of the Company's directors.

  27.Financial Data Schedule.