Form 10-Q
period 1996-07-31
HEINZ H J CO
filed 1996-09-16
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

FOR THE THREE MONTHS ENDED JULY 31, 1996           COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 30, 1996, was 367,710,398 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three Months    Three Months
                                                                                     Ended           Ended
                                                                                 July 31, 1996  August 2, 1995
                                                                                 -------------  ---------------
                                                                                    FY 1997         FY 1996
                                                                                          (Unaudited)
                                                                                     (In Thousands, Except
                                                                                       per Share Amounts)

Sales..........................................................................   $ 2,208,760    $   2,094,293
Cost of products sold..........................................................     1,413,121        1,319,985
                                                                                 -------------  ---------------
Gross profit...................................................................       795,639          774,308
Selling, general and administrative expenses...................................       447,363          435,843
                                                                                 -------------  ---------------
Operating income...............................................................       348,276          338,465
Interest income................................................................        10,430           12,169
Interest expense...............................................................        65,844           68,595
Other expense, net.............................................................         7,894            1,543
                                                                                 -------------  ---------------
Income before income taxes.....................................................       284,968          280,496
Provision for income taxes.....................................................       105,438          106,027
                                                                                 -------------  ---------------
Net income.....................................................................   $   179,530    $     174,469
                                                                                 =============  ===============
Net income per share...........................................................   $       .48    $         .46
                                                                                 =============  ===============
Cash dividends per share.......................................................   $   .26-1/2    $         .24
                                                                                 =============  ===============
Average shares for earnings per share..........................................       376,578          375,914
                                                                                 =============  ===============

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 July 31, 1996  May 1, 1996*
                                                                                 -------------  -------------
                                                                                    FY 1997        FY 1996
                                                                                  (Unaudited)
                                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents......................................................   $   145,309    $    90,064
Short-term investments, at cost which approximates market......................        16,693         18,316
Receivables, net...............................................................     1,159,989      1,207,874
Inventories....................................................................     1,481,122      1,493,963
Prepaid expenses and other current assets......................................       353,477        236,475
                                                                                 -------------  -------------
     Total current assets......................................................     3,156,590      3,046,692
                                                                                 -------------  -------------

Property, plant and equipment..................................................     4,311,864      4,220,044
Less accumulated depreciation..................................................     1,662,353      1,603,216
                                                                                 -------------  -------------
     Total property, plant and equipment, net..................................     2,649,511      2,616,828
                                                                                 -------------  -------------

Investments, advances and other assets.........................................       546,670        573,645
Goodwill, net..................................................................     1,739,866      1,737,478
Other intangibles, net.........................................................       668,891        649,048
                                                                                 -------------  -------------
     Total other noncurrent assets.............................................     2,955,427      2,960,171
                                                                                 -------------  -------------

     Total assets..............................................................   $ 8,761,528    $ 8,623,691
                                                                                 =============  =============

 *Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 July 31, 1996  May 1, 1996*
                                                                                 -------------  -------------
                                                                                    FY 1997        FY 1996
                                                                                  (Unaudited)
                                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt................................................................   $   325,760    $   994,586
Portion of long-term debt due within one year..................................        91,655         87,583
Accounts payable...............................................................       774,522        870,337
Salaries and wages.............................................................        51,048         72,678
Accrued marketing..............................................................       122,161        146,055
Other accrued liabilities......................................................       303,251        368,182
Income taxes...................................................................       241,664        175,701
                                                                                 -------------  -------------
     Total current liabilities.................................................     1,910,061      2,715,122
                                                                                 -------------  -------------

Long-term debt.................................................................     3,165,082      2,281,659
Deferred income taxes..........................................................       342,401        319,936
Non-pension postretirement benefits............................................       208,126        209,994
Other liabilities..............................................................       377,788        390,223
                                                                                 -------------  -------------
     Total long-term debt and other liabilities................................     4,093,397      3,201,812
                                                                                 -------------  -------------

Shareholders' Equity:
Capital stock..................................................................       108,037        108,045
Additional capital.............................................................       154,685        154,602
Retained earnings..............................................................     4,238,498      4,156,380
Cumulative translation adjustments.............................................      (119,601)      (155,753)
                                                                                 -------------  -------------
                                                                                    4,381,619      4,263,274
Less:
  Treasury stock at cost (64,063,894 shares at July 31, 1996 and 62,498,417
     shares at May 1, 1996)....................................................     1,569,468      1,500,866
  Unfunded pension obligation..................................................        32,275         32,550
  Unearned compensation relating to the ESOP...................................        21,806         23,101
                                                                                 -------------  -------------
     Total shareholders' equity................................................     2,758,070      2,706,757
                                                                                 -------------  -------------
     Total liabilities and shareholders' equity................................   $ 8,761,528    $ 8,623,691
                                                                                 =============  =============

*Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months    Three Months
                                                                                   Ended           Ended
                                                                               July 31, 1996  August 2, 1995
                                                                               -------------  ---------------
                                                                                  FY 1997         FY 1996
                                                                                        (Unaudited)
                                                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........................................   $   104,473    $      91,906
                                                                               -------------  ---------------
Cash Flows from Investing Activities:
     Capital expenditures....................................................       (94,599)         (88,792)
     Acquisitions, net of cash acquired......................................       (41,750)         (46,309)
     Purchases of short-term investments.....................................        (7,502)        (280,421)
     Sales and maturities of short-term investments..........................        16,229          299,434
     Investment in tax benefits..............................................            --           51,750
     Other items, net........................................................        14,932           (5,033)
                                                                               -------------  ---------------
          Cash used for investing activities.................................      (112,690)         (69,371)
                                                                               -------------  ---------------
Cash Flows from Financing Activities:
     Payments on long-term debt..............................................        (9,183)         (32,824)
     Proceeds from short-term debt, net......................................       228,726           56,080
     Dividends...............................................................       (97,412)         (88,068)
     Purchases of treasury stock.............................................      (116,546)          (6,522)
     Exercise of stock options...............................................        40,614           34,719
     Other items, net........................................................        15,841           12,379
                                                                               -------------  ---------------
          Cash provided by (used for) financing activities...................        62,040          (24,236)
                                                                               -------------  ---------------
Effect of exchange rate changes on cash and cash equivalents.................         1,422           (5,477)
                                                                               -------------  ---------------
Net increase (decrease) in cash and cash equivalents.........................        55,245           (7,178)
Cash and cash equivalents at beginning of year...............................        90,064          124,338
                                                                               -------------  ---------------
Cash and cash equivalents at end of period...................................   $   145,309    $     117,160
                                                                               =============  ===============

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended May 1, 1996 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the fiscal 1997 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)  The composition of inventories at the balance sheet dates was as follows:

                                                                                     July 31, 1996   May 1, 1996
                                                                                     -------------  -------------
                                                                                        (Thousands of Dollars)
          Finished goods and work-in-process.......................................   $ 1,107,176   $   1,115,367
          Packaging material and ingredients.......................................       373,946         378,596
                                                                                     -------------  -------------
                                                                                      $ 1,481,122   $   1,493,963
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

(6) On August 29, 1996, the company amended the line of credit agreements that support its domestic commercial paper programs, increasing availability and extending maturity dates. The amended terms provide for one agreement totaling $2.3 billion that expires in September 2001. The previous agreements provided for lines of credit totaling $2.0 billion, of which $1.2 billion was scheduled to expire in September 1996 and $800.0 million was scheduled to expire in September 2000.

     Due to the long-term nature of the amended credit agreement, the company has classified $1.7 billion of domestic commercial paper as long-term debt as of July 31, 1996. As of May 1, 1996, $800.0 million of domestic commercial paper outstanding was classified as long-term debt.

(7) On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26 1/2 per share, for an indicated annual rate of $1.16 per share. The dividend will be paid on October 10, 1996 to shareholders of record at the close of business on September 23, 1996.

     On September 12, 1995, the company's board of directors authorized a three-for-two common stock split, effective October 3, 1995. There was no adjustment in the stock's par value or the total number of authorized common shares. Prior-year share and per share amounts have been adjusted to reflect the three-for-two stock split.

(8) On May 2, 1996, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this standard did not have a material effect on the company's financial position or results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 THREE MONTHS ENDED JULY 31, 1996 AND AUGUST 2, 1995

RESULTS OF OPERATIONS

     For the three months ended July 31, 1996, sales increased $114.5 million or 5.5% to $2,208.8 million from $2,094.3 million recorded in the same period a year ago. The sales increase came primarily from volume gains of 3.9% and acquisitions (net of divestitures) of 2.7%; partially offset by the unfavorable effect of foreign exchange translation rates of 1.1%. Domestic operations provided approximately 56% of net sales in the first quarter of both 1997 and 1996.

     Volume increases were recorded in pet food, tuna, Heinz ketchup, weight loss frozen entrees, pizza components, foodservice frozen potatoes and single-serve condiments; partially offset by volume declines in retail frozen potatoes and infant food.

     The implementation of the company's "sales deloading" strategy did result in lower sales volumes in certain product lines. As a result of adopting this strategy, the company expects in the future to benefit from lower working capital requirements and more efficient production. However, in the short term, sales volumes could be impacted.

     Price increases were recorded in retail frozen potatoes, infant food overseas and tuna.

     Fiscal 1996 acquisitions impacting the quarter-to-quarter sales dollar comparison included: In pet food--Nature's Recipe Pet Food in the U.S., and Alimentos Pilar S.A. of Argentina; In infant foods--Fattoria Scaldasole S.p.A. in Italy, and Earth's Best, Inc. in the U.S.; In foodservice-- Britwest Ltd. in the United Kingdom, and the Craig's foodservice business in New Zealand; and In tuna--Indian Ocean Tuna Ltd. in the Seychelles, and the Mareblu brand of canned tuna in Italy. During the first quarter of fiscal 1997, the company acquired Southern Country Foods Ltd. in Australia, one of the world's largest producers of canned corn beef and meals.

     The quarter-to-quarter comparison of results was impacted by the divestitures of the following non-strategic businesses: an overseas mushroom business, Weight Watchers Magazine, an overseas sweetener business, two regional dry pet food product lines and, during the first quarter of fiscal 1997, a powdered beverage business in South America. The divestitures did not have a material effect on results for the quarter.

     Gross profit increased $21.3 million to $795.6 million from $774.3 million a year ago. The gross profit increase is mainly attributable to increased sales. The ratio of gross profit to sales, however, decreased to 36.0% from 37.0%. The current year's gross profit ratio was impacted by an unfavorable profit mix, higher commodity prices and acquisitions; partially offset by the divestitures discussed above.

     Operating income increased $9.8 million or 2.9% to $348.3 million from $338.5 million for the same period last year. The increase in operating income was primarily due to the increase in gross profit; partially offset by higher general and administrative expenses associated with acquisitions. Marketing expense remained comparable with the prior year's first quarter. For the quarter ended July 31, 1996, domestic operations provided 50% of operating income compared to 53% in the same quarter last year.

     Net interest expense decreased $1.0 million to $55.4 million from $56.4 million in the first quarter a year ago as the impact of higher borrowings was offset by lower average interest rates.

     Net income for the current quarter was $179.5 million compared to $174.5 million for the same period last year and earnings per share was $0.48 compared to $0.46. The effective tax rate for the first quarter decreased to 37.0% from 37.8%.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $104.5 million for the three month period ended July 31, 1996 compared to $91.9 million last year.

     Cash used by investing activities required $112.7 million compared to $69.4 million last year. Cash used for acquisitions in the current quarter totaled $41.8 million, due mainly to the purchase of Southern Country Foods Ltd. in Australia. Acquisitions in the prior year's first quarter totaled $46.3 million and included PMV/Zabreh in the Czech Republic and the additional investment in Kecskemeti Konzervgyar R.T. in Hungary. Investments in tax benefits provided $51.8 million in the prior year's first quarter, due mainly to the company's sale of certain domestic investments. Purchases of property, plant and equipment totaled $94.6 million compared to $88.8 million a year ago.

     Financing activities provided $62.0 million for the three months ended July 31, 1996, compared to requiring $24.2 million a year ago. Net proceeds on short-term debt provided $228.7 million in the current period versus $56.1 million in the prior year's comparable period. During the three months ended July 31, 1996, treasury stock purchases totaled $116.5 million (3.6 million shares) versus $6.5 million in the prior year's first quarter. Payments on long-term debt totaled $9.2 million for the current period compared to $32.8 million last year. Dividend payments totaled $97.4 million compared to $88.1 million a year ago.

     On August 29, 1996, the company amended the line of credit agreements that support its domestic commercial paper programs, increasing availability and extending maturity dates. The amended terms provide for one agreement totaling $2.3 billion that expires in September 2001. The previous agreements provided for lines of credit totaling $2.0 billion, of which $1.2 billion was scheduled to expire in September 1996 and $800.0 million was scheduled to expire in September 2000.

     Due to the long-term nature of the amended credit agreement, the company has classified $1.7 billion of domestic commercial paper as long-term debt as of July 31, 1996. As of May 1, 1996, $800.0 million of domestic commercial paper outstanding was classified as long-term debt.

     On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26-1/2 per share, for an indicated annual rate of $1.16 per share. The dividend will be paid on October 10, 1996 to shareholders of record at the close of business on September 23, 1996.

     As previously reported, on July 10, 1996, the Board of Directors authorized the repurchase of up to an additional 15.0 million shares of common stock, beginning upon the conclusion of the current repurchase authorization. Such repurchases may take place over an extended period of time.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

OTHER MATTERS

     As previously reported, the company entered into a letter of intent to acquire substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario. Martin's cat and dog food lines, sold under the brand Techni-Cal, are produced and marketed throughout Canada and exported to Japan, the United Kingdom, France, Holland, Spain, the Czech Republic and other European countries.

     As previously reported, Questor Partners Fund, L.P., an unrelated national investment group, has entered into a letter of intent to acquire the brand name and ongoing canned seafood business of Bumble Bee Seafoods, Inc. of San Diego, California. The letter of intent also provides for H.J. Heinz Company, through its affiliate, Star-Kist Foods, Inc., to purchase the Bumble Bee tuna production facilities in Mayaguez, Puerto Rico; Santa Fe Springs, California and Manta, Ecuador. Star-Kist plans to co-pack tuna under the Bumble Bee label for the new Questor entity.

     On September 11, 1996, the company announced that its affiliate, H.J. Heinz Company of Canada Ltd, had entered into a letter of intent to acquire the canned beans and pasta business of Nestle Canada Inc., together with certain related trademarks.

     The above transactions, if consummated, combined with the acquisition of Southern Country Foods Limited will not have a material impact on the company's results of operations or financial position in fiscal 1997.

     On July 23, 1996, the Weight Watchers Gourmet Food Company announced plans to close The All American Gourmet plant in Clearfield, Utah. Operations will be phased out by the end of September 1996. The facility's four production lines will be consolidated with other company facilities. The closure is part of the company's strategy to combine recent acquisitions with existing operations. The employee severance and exit costs related to this closure had previously been provided for through purchase accounting. This closure represents the completion of the integration plan related to The All American Gourmet acquisition.

     On September 10, 1996, at the Annual Meeting of Shareholders of H.J. Heinz Company, the company announced a plan to review its assets and to divest assets that do not play to the company's major strengths. The company intends that any surplus generated will be used to reduce debt, to write-off underperforming assets, and to pay for organizational changes, if these prove necessary.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     On September 11, 1996, the company announced that its affiliate, H.J. Heinz Company of Canada Ltd. entered into a letter of intent to acquire the canned beans and pasta business of Nestle Canada Inc., together with certain related trademarks.

     This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to the section "Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended May 1, 1996 for a description of the important factors that could cause actual results to differ materially from those discussed herein.

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

       27. Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     H. J. HEINZ COMPANY
                                     (Registrant)

Date: September 16, 1996             By    /s/ DAVID R. WILLIAMS
                                        .......................................
                                                     David R. Williams
                                         Executive Vice President-Finance and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


Date: September 16, 1996             By   /s/ TRACY E. QUINN
                                        .......................................
                                                     Tracy E. Quinn
                                                  Corporate Controller
                                             (Principal Accounting Officer)