Form 10-Q
period 1996-10-30
HEINZ H J CO
filed 1996-12-16
CIK 46640

          SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1996

                                      OR

[_] TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO
                               -----    ------

FOR THE SIX MONTHS ENDED OCTOBER 30, 1996         COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                  25-0542520
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)
 600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                       15219
  (Address of Principal Executive Offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                      --     --

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 2, 1996, was 368,232,894 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Six Months       Six Months
                              Ended            Ended
                         October 30, 1996 November 1, 1995
                         ---------------- ----------------
                             FY 1997          FY 1996
                                    (Unaudited)
                               (In Thousands, Except
                                per Share Amounts)
Sales...................    $4,602,818       $4,382,570
Cost of products sold...     2,959,675        2,785,331
                            ----------       ----------
Gross profit............     1,643,143        1,597,239
Selling, general and
 administrative
 expenses...............       942,109          929,858
                            ----------       ----------
Operating income........       701,034          667,381
Interest income.........        20,377           19,523
Interest expense........       133,985          137,991
Other expense, net......        20,681           14,129
                            ----------       ----------
Income before income
 taxes..................       566,745          534,784
Provision for income
 taxes..................       209,695          202,148
                            ----------       ----------
Net income..............    $  357,050       $  332,636
                            ==========       ==========
Net income per share....    $      .95       $      .88
                            ==========       ==========
Cash dividends per
 share..................    $  .55 1/2       $  .50 1/2
                            ==========       ==========
Average shares for
 earnings per share.....       374,500          376,436
                            ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                           Three Months     Three Months
                              Ended            Ended
                         October 30, 1996 November 1, 1995
                         ---------------- ----------------
                             FY 1997          FY 1996
                                    (Unaudited)
                               (In Thousands, Except
                                per Share Amounts)
Sales...................    $2,394,058       $2,288,277
Cost of products sold...     1,546,554        1,465,346
                            ----------       ----------
Gross profit............       847,504          822,931
Selling, general and
 administrative
 expenses...............       494,746          494,015
                            ----------       ----------
Operating income........       352,758          328,916
Interest income.........         9,947            7,354
Interest expense........        68,141           69,396
Other expense, net......        12,787           12,586
                            ----------       ----------
Income before income
 taxes..................       281,777          254,288
Provision for income
 taxes..................       104,257           96,121
                            ----------       ----------
Net income..............    $  177,520       $  158,167
                            ==========       ==========
Net income per share....    $      .47       $      .42
                            ==========       ==========
Cash dividends per
 share..................    $      .29       $  .26 1/2
                            ==========       ==========
Average shares for
 earnings per share.....       374,500          376,436
                            ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 30, 1996 May 1, 1996*
                                                  ---------------- ------------
                                                      FY 1997        FY 1996
                                                    (Unaudited)
                                                     (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents........................    $  124,030     $   90,064
Short-term investments, at cost which
 approximates market.............................           242         18,316
Receivables, net.................................     1,266,348      1,207,874
Inventories......................................     1,692,847      1,493,963
Prepaid expenses and other current assets........       365,615        236,475
                                                     ----------     ----------
  Total current assets...........................     3,449,082      3,046,692
                                                     ----------     ----------
Property, plant and equipment....................     4,402,028      4,220,044
Less accumulated depreciation....................     1,709,614      1,603,216
                                                     ----------     ----------
  Total property, plant and equipment, net.......     2,692,414      2,616,828
                                                     ----------     ----------
Investments, advances and other assets...........       580,394        573,645
Goodwill, net....................................     1,799,091      1,737,478
Other intangibles, net...........................       658,676        649,048
                                                     ----------     ----------
  Total other noncurrent assets..................     3,038,161      2,960,171
                                                     ----------     ----------
  Total assets...................................    $9,179,657     $8,623,691
                                                     ==========     ==========

*Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  October 30, 1996 May 1, 1996*
                                                  ---------------- ------------
                                                      FY 1997        FY 1996
                                                    (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt..................................    $  481,762     $  994,586
Portion of long-term debt due within one year....       264,742         87,583
Accounts payable.................................       942,196        870,337
Salaries and wages...............................        67,292         72,678
Accrued marketing................................       129,555        146,055
Other accrued liabilities........................       299,814        368,182
Income taxes.....................................       195,302        175,701
                                                     ----------     ----------
  Total current liabilities......................     2,380,663      2,715,122
                                                     ----------     ----------
Long-term debt...................................     2,999,734      2,281,659
Deferred income taxes............................       372,547        319,936
Non-pension postretirement benefits..............       207,170        209,994
Other liabilities................................       367,259        390,223
                                                     ----------     ----------
   Total long-term debt and other liabilities....     3,946,710      3,201,812
                                                     ----------     ----------
Shareholders' Equity:
Capital stock....................................       108,020        108,045
Additional capital...............................       150,799        154,602
Retained earnings................................     4,309,730      4,156,380
Cumulative translation adjustments...............       (84,500)      (155,753)
                                                     ----------     ----------
                                                      4,484,049      4,263,274
Less:
 Treasury stock at cost (63,952,691 shares at
  October 30, 1996 and 62,498,417 shares at May
  1, 1996).......................................     1,578,382      1,500,866
 Unfunded pension obligation.....................        32,874         32,550
 Unearned compensation relating to the ESOP......        20,509         23,101
                                                     ----------     ----------
  Total shareholders' equity.....................     2,852,284      2,706,757
                                                     ----------     ----------
  Total liabilities and shareholders' equity.....    $9,179,657     $8,623,691
                                                     ==========     ==========

*Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months       Six Months
                                                   Ended            Ended
                                              October 30, 1996 November 1, 1995
                                              ---------------- ----------------
                                                  FY 1997          FY 1996
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 211,796        $  74,413
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (193,938)        (172,645)
  Acquisitions, net of cash acquired.........     (119,539)         (46,025)
  Purchases of short-term investments........       (3,341)        (619,673)
  Sales and maturities of short-term
   investments...............................       13,841          651,565
  Investment in tax benefits.................       (2,383)          54,714
  Other items, net...........................       23,906            6,520
                                                 ---------        ---------
    Cash (used for) investing activities.....     (281,454)        (125,544)
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt...............       36,907            3,975
  Payments on long-term debt.................      (91,577)         (36,522)
  Proceeds from commercial paper and short-
   term borrowings, net......................      430,515          233,646
  Dividends..................................     (203,700)        (185,939)
  Purchases of treasury stock................     (155,494)         (38,648)
  Exercise of stock options..................       66,775           46,583
  Other items, net...........................       16,906           41,386
                                                 ---------        ---------
    Cash provided by financing activities....      100,332           64,481
                                                 ---------        ---------
Effect of exchange rate changes on cash and
cash equivalents.............................        3,292           (2,191)
                                                 ---------        ---------
Net increase in cash and cash equivalents....       33,966           11,159
Cash and cash equivalents at beginning of
year.........................................       90,064          124,338
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 124,030        $ 135,497
                                                 =========        =========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                    October 30, 1996 May 1, 1996
                                                    ---------------- -----------
                                                       (Thousands of Dollars)
     Finished goods and work-in-process............    $1,269,382    $1,115,367
     Packaging material and ingredients............       423,465       378,596
                                                       ----------    ----------
                                                       $1,692,847    $1,493,963
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

    At October 30, 1996, the company had $1.8 billon of domestic commercial paper outstanding. Due to the long-term nature of the amended credit agreement, all of the outstanding domestic commercial paper has been classified as long-term debt as of October 30, 1996. As of May 1, 1996, $1.5 billion of domestic commercial paper was outstanding, of which $800.0 million was classified as long-term debt.

(7) On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26 1/2 per share, for an indicated annual rate of $1.16 per share.

(8) On May 2, 1996, the company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this standard did not have a material effect on the company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 30, 1996 AND NOVEMBER 1, 1995

  For the six months ended October 30, 1996, sales increased $220.2 million, or 5.0%, to $4,602.8 million from $4,382.6 million recorded in the same period a year ago. The sales increase came primarily from acquisitions (net of divestitures) of 2.6%, volume gains of 1.7%, and price increases of 1.2%; partially offset by the unfavorable effect of foreign exchange translation rates of less than one percent. Domestic operations provided 56.2% of the current period's net sales compared to 57.2% in the same period last year.

  Fiscal 1996 acquisitions impacting the year-to-year sales dollar comparison include: In pet food--Nature's Recipe Pet Food in the U.S., and Alimentos Pilar S.A. of Argentina; In infant foods--Fattoria Scaldasole S.p.A. in Italy, and Earth's Best, Inc. in the U.S.; In foodservice--Britwest Ltd. in the United Kingdom, and the Craig's foodservice business in New Zealand; and In tuna--Indian Ocean Tuna Ltd. in the Seychelles, and the Mareblu brand of canned tuna in Italy.

  During the first six months of fiscal 1997, the company acquired Southern Country Foods Ltd. in Australia, one of the world's largest producers of canned corn beef and meals and substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario. Southern Country Foods, with annual sales of approximately $55 million, sells two-thirds of its products in the Pacific Rim, the Middle East and Canada. Martin Feed Mills produces and markets cat and dog food throughout Canada and also exports to Japan and Europe.

  Volume increases recorded in pet food, tuna, foodservice frozen potatoes and single-serve condiments were partially offset by volume declines in infant food, frozen entrees and retail frozen potatoes.

  Price increases recorded in infant foods overseas, retail frozen potatoes, single-serve condiments, Heinz beans and tuna were offset partially by price decreases in weight-loss classroom activities, pet food and frozen entrees.

  Gross profit increased $45.9 million to $1,643.1 million from $1,597.2 million a year ago. The gross profit increase is mainly attributable to increased sales. The ratio of gross profit to sales, however, decreased to 35.7% from 36.4%. The current year's gross profit ratio was impacted by an unfavorable profit mix and higher commodity prices; offset somewhat by favorable pricing.

  Operating income increased $33.7 million, or 5.0%, to $701.0 million from $667.4 million for the same period last year. The increase in operating income was primarily due to the increase in gross profit and decreased marketing expenses; partially offset by higher general and administrative expenses associated with acquisitions and higher selling and distribution expenses associated with higher sales levels. For the six months ended October 30, 1996, domestic operations provided 54.6% of operating income compared to 55.3% for the same period a year ago.

  Net interest expense decreased $4.9 million to $113.6 million from $118.5 million in the comparable period a year ago as the impact of higher average borrowings was more than offset by lower average interest rates.

  The effective tax rate for the first six months of fiscal 1997 was 37.0% compared to 37.8% for the same period a year ago.

  Net income for the first six months was $357.1 million compared to $332.6 million for the same period last year, and earnings per share was $0.95 compared to $0.88.

                             RESULTS OF OPERATIONS
           THREE MONTHS ENDED OCTOBER 30, 1996 AND NOVEMBER 1, 1995

  For the three months ended October 30, 1996, sales increased $105.8 million, or 4.6%, to $2,394.1 million from $2,288.3 million recorded in the same period a year ago. Sales prices increased 2.2% while sales volumes were maintained. Acquisitions (net of divestitures) contributed 2.5% to the sales dollar increase while the effect of foreign exchange rates was negligible. Domestic operations provided 56.8% of the current period's net sales compared to 58.7% in the same period last year.

  Contributing to the second quarter sales dollar increase were the following acquisitions: In pet food--Nature's Recipe Pet Food in the U.S., Alimentos Pilar S.A. of Argentina, and Martin Feed Mills in Canada; In infant foods-- Fattoria Scaldasole S.p.A. in Italy, and Earth's Best, Inc. in the U.S.; In foodservice--Britwest Ltd. in the United Kingdom, and the Craig's foodservice business in New Zealand; and In tuna--Indian Ocean Tuna Ltd. in the Seychelles, and the Mareblu brand of canned tuna in Italy. During the first quarter of fiscal 1997, the company acquired Southern Country Foods Ltd. in Australia, one of the world's largest producers of canned corn beef and meals.

  Price increases were noted in infant foods, retail frozen potatoes, single-serve condiments and Heinz beans.

  Volume increases occurred in foodservice frozen potatoes, pet food and foodservice condiments. Volume decreases were noted in Heinz grocery ketchup, frozen entrees and Heinz beans.

  Gross profit increased $24.6 million to $847.5 million from $822.9 million a year ago. The ratio of gross profit to sales decreased to 35.4% from 36.0%. The current quarter's gross profit ratio was impacted by an unfavorable profit mix and higher commodity prices; offset somewhat by favorable pricing.

  Operating income increased $23.8 million, or 7.2%, to $352.8 million from $328.9 million for the same period last year. The increase in operating income was primarily due to the increase in gross profit and decreased marketing expenses; partially offset by higher selling and distribution expenses associated with higher sales levels and increased general and administrative expenses associated with acquisitions. For the second quarter ended October 30, 1996, domestic operations provided 59.4% of operating income compared to 57.3% in the same period last year.

  Net interest expense decreased $3.8 million to $58.2 million from $62.0 million in the second quarter a year ago as the impact of higher average borrowings was more than offset by lower average interest rates.

  The effective tax rate for the second quarter was 37.0% compared to 37.8% for the same period a year ago.

  Net income for the current quarter was $177.5 million compared to $158.2 million for the same quarter last year, and earnings per share was $0.47 compared to $0.42, an increase of 11.9%.

                       LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $211.8 million for the six month period ended October 30, 1996 compared to $74.4 million last year.

  Cash used by investing activities required $281.5 million compared to $125.5 million last year. Cash used for acquisitions in the current period totaled $119.5 million, due mainly to the purchases of Martin Feed Mills Limited in Canada and Southern Country Foods Ltd. in Australia. Acquisitions in the prior year's comparable period totaled $46.0 million and included PMV/Zabreh in the Czech Republic and the additional investment in Kecskemeti Konzervgyar R.T. in Hungary. Purchases of property, plant and equipment totaled $193.9 million in the current period compared to $172.6 million a year ago. Investments in tax benefits provided $54.7 million in the prior period, due mainly to the company's sale of certain domestic investments.

  Financing activities provided $100.3 million for the six months ended October 30, 1996 compared to $64.5 million a year ago. Proceeds from commercial paper and short-term borrowings provided $430.5 million in the current period versus $233.6 million in the prior year's comparable period. Stock options exercised provided $66.8 million in the current period versus $46.6 million in the prior year's comparable period. Proceeds from long-term debt provided $36.9 million compared to $4.0 million in the prior period. During the six months ended October 30, 1996, treasury stock purchases totaled $155.5 million (4.8 million shares) versus $38.6 million (1.3 million shares) in the prior year's first six months. Payments on long-term debt totaled $91.6 million for the current period compared to $36.5 million last year. Dividend payments totaled $203.7 million compared to $185.9 million a year ago.

  On August 29, 1996, the company amended the line of credit agreements that support its domestic commercial paper programs, increasing availability and extending maturity dates. The amended terms provide for one agreement totaling $2.3 billion that expires in September 2001. The previous agreements provided for lines of credit totaling $2.0 billion, of which $1.2 billion would have expired in September 1996 and $800.0 million was scheduled to expire in September 2000.

  At October 30, 1996, the company had $1.8 billion of domestic commercial paper outstanding. Due to the long-term nature of the amended credit agreement, all of the outstanding domestic commercial paper has been classified as long-term debt as of October 30, 1996. As of May 1, 1996, $1.5 billion of domestic commercial paper was outstanding, of which $800.0 million was classified as long-term debt.

  On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26 1/2 per share, for an indicated annual rate of $1.16 per share. On December 5, 1996, the company's board of directors declared the quarterly dividend on the company's common stock of $0.29 per share payable January 10, 1997 to shareholders of record at the close of business on December 20, 1996.

  The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                                 OTHER MATTERS

  On December 10, 1996 Questor Partners Fund, L.P. and Star-Kist Foods, Inc., a wholly owned subsidiary of the company, announced that they have terminated discussions with Bumble Bee Seafoods, Inc., a unit of Unicord Public Co., Ltd., regarding the previously announced possible purchase by a subsidiary of Questor of the brand name and ongoing canned seafood business of Bumble Bee and the possible purchase by Star-Kist of the Bumble Bee tuna production facilities.

  Subsequent to quarter-end, the company completed the acquisition of assets of the canned beans and pasta business of Nestle Canada Inc., together with a two-year license to use the Libby's brand. Under the agreement, the company will also acquire the trademarks: Deep-Browned Beans, Alpha-Getti and Zoodles, among others.

  Also subsequent to quarter-end, the company completed the acquisition of the assets of Shortland Cannery Limited, an Auckland, New Zealand meat processor. Shortland markets New Zealand's number-one canned corn beef line and produces other meat products. More than half of Shortland's revenues are from exports to United States markets and parts of Asia and the Pacific Rim. Shortland sells its products under the Hellaby, Crown and Pacific labels.

  During the second quarter, the company completed the acquisition of substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario. Martin produces and markets cat and dog food throughout Canada and also exports to Japan and Europe. Martin sells pet food under the Techni-Cal brand and markets products under the Medi-Cal label through veterinary offices and clinics.

  In October 1996, the Weight Watchers Gourmet Food Company closed The All American Gourmet plant in Clearfield, Utah. The facility's four production lines will be consolidated with other company facilities. The closure is part of the company's strategy to combine recent acquisitions with existing operations. The employee severance and exit costs related to this closure had previously been provided for through purchase accounting. This closure represents the completion of the integration plan related to The All American Gourmet acquisition.

  On September 10, 1996, at the Annual Meeting of Shareholders of H. J. Heinz Company, the company announced a plan to review its assets and to divest assets that do not play to the company's major strengths. The company intends that any surplus generated will be used to reduce debt, to write-off underperforming assets, and to pay for organizational changes, if these prove necessary.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania on September 10, 1996. The following individuals were elected as directors for a one-year term expiring in September 1997:

                                                                                      Shares
   Director                            Shares for                                    Withheld
   --------                            ----------                                    --------
   A. J. F. O'Reilly                   315,000,346                                   5,738,220
   W. P. Snyder III                    317,828,714                                   2,909,852
   J. J. Bogdanovich                   317,311,350                                   3,427,216
   H. J. Schmidt                       317,735,210                                   3,003,356
   A. Lippert                          318,099,801                                   2,638,765
   E. B. Sheldon                       317,899,666                                   2,838,900
   R. M. Cyert                         317,725,411                                   3,013,155
   S. C. Johnson                       318,206,691                                   2,531,875
   D. R. Keough                        318,057,690                                   2,680,876
   S. D. Wiley                         317,933,236                                   2,805,330
   L. J. McCabe                        318,021,641                                   2,716,925
   D. R. Williams                      318,046,037                                   2,692,529
   L. Ribolla                          317,998,763                                   2,739,803
   N. F. Brady                         314,173,015                                   6,565,551
   W. R. Johnson                       317,962,747                                   2,775,819
   W. C. Springer                      317,963,697                                   2,774,869
   E. E. Holiday                       317,936,869                                   2,801,697
   T. S. Foley                         316,809,463                                   3,929,103

  Shareholders also acted upon the following proposals at the Annual Meeting:

  Elected Coopers & Lybrand L.L.P. the company's independent accountants for the fiscal year ending April 30, 1997. Votes totaled 318,029,041 for; 1,107,762 against; and 1,601,763 abstentions.

  Approved the company's 1996 Stock Option Plan. Votes totaled 249,631,723 for; 67,527,605 against; and 3,579,237 abstentions.

  Defeated the shareholder proposal related to non-employee directors' pension benefits. Votes totaled 83,227,352 for; 163,107,135 against; and 27,992,247 abstentions. Broker non-votes totaled 46,400,676.

  Defeated the shareholder proposal related to non-employee directors' compensation. Votes totaled 36,449,595 for; 230,711,020 against; and 6,127,765 abstentions. Broker non-votes totaled 46,799,853.

ITEM 5. OTHER INFORMATION

  See "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. The Registrant has omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-
  K. The Registrant agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

   11. Computation of net income per share.

   27. Financial Data Schedule.

  (b) Reports on Form 8-K.

    On September 3, 1996, the Registrant filed a Current Report on Form 8-K which reported the Registrant's expected first-quarter earnings and contained a copy of an advertisement entitled "Record Year for Heinz" stating that the Registrant had achieved record earnings in its 1996 fiscal year.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        H. J. HEINZ COMPANY
                                          (Registrant)


Date: December 16, 1996                             /s/ Paul F. Renne
                                        By......................................
                                                     Paul F. Renne
                                           Senior Vice President-Finance and
                                                Chief Financial Officer
                                             (Principal Financial Officer)



Date: December 16, 1996                          /s/ Edward J. McMenamin
                                        By......................................
                                                  Edward J. McMenamin
                                                  Corporate Controller
                                             (Principal Accounting Officer)