Form 10-Q
period 1997-01-29
HEINZ H J CO
filed 1997-03-17
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM               TO

FOR THE NINE MONTHS ENDED JANUARY 29, 1997        COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            25-0542520
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


     600 GRANT STREET, PITTSBURGH,                      15219
             PENNSYLVANIA                            (Zip Code)
    (Address of Principal Executive
               Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 28, 1997, was 367,650,493 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Nine Months      Nine Months
                               Ended            Ended
                          January 29, 1997 January 31, 1996
                          ---------------- ----------------
                              FY 1997          FY 1996
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $6,910,356       $6,575,708
Cost of products sold...      4,418,924        4,166,161
                             ----------       ----------
Gross profit............      2,491,432        2,409,547
Selling, general and
administrative expenses.      1,445,107        1,427,731
                             ----------       ----------
Operating income........      1,046,325          981,816
Interest income.........         28,701           30,392
Interest expense........        204,481          208,849
Other expense, net......         27,117           23,243
                             ----------       ----------
Income before income
taxes...................        843,428          780,116
Provision for income
taxes...................        311,991          290,996
                             ----------       ----------
Net income..............     $  531,437       $  489,120
                             ==========       ==========
Net income per share....     $     1.42       $     1.30
                             ==========       ==========
Cash dividends per
share...................     $  .84 1/2       $      .77
                             ==========       ==========
Average shares for
earnings per share......        373,934          376,929
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months     Three Months
                                                  Ended             Ended
                                             January 29, 1997 January 31, 1996
                                             ---------------- -----------------
                                                 FY 1997           FY 1996
                                                        (Unaudited)
                                                   (In Thousands, Except
                                                     per Share Amounts)
Sales.......................................    $2,307,538       $2,193,138
Cost of products sold.......................     1,459,249        1,380,830
                                                ----------       ----------
Gross profit................................       848,289          812,308
Selling, general and administrative
expenses....................................       502,998          497,873
                                                ----------       ----------
Operating income............................       345,291          314,435
Interest income.............................         8,324           10,869
Interest expense............................        70,496           70,858
Other expense, net..........................         6,436            9,114
                                                ----------       ----------
Income before income taxes..................       276,683          245,332
Provision for income taxes..................       102,296           88,848
                                                ----------       ----------
Net income..................................    $  174,387       $  156,484
                                                ==========       ==========
Net income per share........................    $      .47       $      .42
                                                ==========       ==========
Cash dividends per share....................    $      .29       $  .26 1/2
                                                ==========       ==========
Average shares for earnings per share.......       373,934          376,929
                                                ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  January 29, 1997 May 1, 1996*
                                                  ---------------- ------------
                                                      FY 1997        FY 1996
                                                    (Unaudited)
                                                     (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents........................    $  124,883     $   90,064
Short-term investments, at cost which
approximates market..............................        23,379         18,316
Receivables, net.................................     1,215,057      1,207,874
Inventories......................................     1,675,529      1,493,963
Prepaid expenses and other current assets........       324,824        236,475
                                                     ----------     ----------
  Total current assets...........................     3,363,672      3,046,692
                                                     ----------     ----------
Property, plant and equipment....................     4,433,415      4,220,044
Less accumulated depreciation....................     1,727,281      1,603,216
                                                     ----------     ----------
  Total property, plant and equipment, net.......     2,706,134      2,616,828
                                                     ----------     ----------
Investments, advances and other assets...........       560,089        573,645
Goodwill, net....................................     1,817,336      1,737,478
Other intangibles, net...........................       644,317        649,048
                                                     ----------     ----------
  Total other noncurrent assets..................     3,021,742      2,960,171
                                                     ----------     ----------
  Total assets...................................    $9,091,548     $8,623,691
                                                     ==========     ==========

*Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  January 29, 1997 May 1, 1996*
                                                  ---------------- ------------
                                                      FY 1997        FY 1996
                                                    (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt..................................    $  446,814     $  994,586
Portion of long-term debt due within one year....       566,763         87,583
Accounts payable.................................       817,566        870,337
Salaries and wages...............................        64,211         72,678
Accrued marketing................................       136,344        146,055
Other accrued liabilities........................       285,567        368,182
Income taxes.....................................       218,281        175,701
                                                     ----------     ----------
  Total current liabilities......................     2,535,546      2,715,122
                                                     ----------     ----------
Long-term debt...................................     2,758,463      2,281,659
Deferred income taxes............................       386,505        319,936
Non-pension postretirement benefits..............       206,106        209,994
Other liabilities................................       360,694        390,223
                                                     ----------     ----------
  Total long-term debt and other liabilities.....     3,711,768      3,201,812
                                                     ----------     ----------
Shareholders' Equity:
Capital stock....................................       108,019        108,045
Additional capital...............................       158,856        154,602
Retained earnings................................     4,377,578      4,156,380
Cumulative translation adjustments...............      (157,485)      (155,753)
                                                     ----------     ----------
                                                      4,486,968      4,263,274
Less:
 Treasury stock at cost (63,530,274 shares at
 January 29, 1997 and 62,498,417 shares at May 1,
 1996)...........................................     1,590,943      1,500,866
 Unfunded pension obligation.....................        32,355         32,550
 Unearned compensation relating to the ESOP......        19,436         23,101
                                                     ----------     ----------
  Total shareholders' equity.....................     2,844,234      2,706,757
                                                     ----------     ----------
  Total liabilities and shareholders' equity.....    $9,091,548     $8,623,691
                                                     ==========     ==========

*Summarized from audited fiscal year 1996 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                             January 29, 1997 January 31, 1996
                                             ---------------- -----------------
                                                 FY 1997           FY 1996
                                                        (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities.......    $ 434,858         $ 274,191
                                                ---------         ---------
Cash Flows from Investing Activities:
  Capital expenditures......................     (277,681)         (246,069)
  Acquisitions, net of cash acquired........     (179,627)          (96,532)
  Purchases of short-term investments.......       (3,337)         (864,989)
  Sales and maturities of short-term
   investments..............................       13,651           890,427
  Investment in tax benefits................       (3,016)           61,952
  Other items, net..........................       28,757            58,524
                                                ---------         ---------
    Cash (used for) investing activities....     (421,253)         (196,687)
                                                ---------         ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............       45,185             5,606
  Payments on long-term debt................     (100,049)          (51,141)
  Proceeds from commercial paper and short-
   term borrowings, net.....................      468,693           237,431
  Dividends.................................     (310,239)         (283,917)
  Purchases of treasury stock...............     (208,281)          (65,118)
  Exercise of stock options.................      105,589            70,716
  Other items, net..........................       27,384            46,271
                                                ---------         ---------
    Cash provided by (used for) financing
     activities.............................       28,282           (40,152)
                                                ---------         ---------
Effect of exchange rate changes on cash and
 cash equivalents...........................       (7,068)           (7,653)
                                                ---------         ---------
Net increase in cash and cash equivalents...       34,819            29,699
Cash and cash equivalents at beginning of
 year.......................................       90,064           124,338
                                                ---------         ---------
Cash and cash equivalents at end of period..    $ 124,883         $ 154,037
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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                    January 29, 1997 May 1, 1996
                                                    ---------------- -----------
                                                       (Thousands of Dollars)
    Finished goods and work-in-process.............    $1,241,995    $1,115,367
    Packaging material and ingredients.............       433,534       378,596
                                                       ----------    ----------
                                                       $1,675,529    $1,493,963
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

(6) On July 10, 1996, the company acquired Southern Country Foods Limited in Australia, one of the world's largest producers of canned corn beef and meals. Southern Country Foods, with annual sales of approximately $55 million, sells two-thirds of its products in the Pacific Rim, the Middle East and Canada.

    On September 23, 1996, the company acquired substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario. Martin produces and markets cat and dog food throughout Canada and also exports to Japan and Europe. Martin sells pet food under the Techni-Cal brand and markets products under the Medi-Cal label through veterinary offices and clinics.

    On November 4, 1996, the company acquired the assets of the canned beans and pasta business of Nestle Canada Inc., together with a two-year license to use the Libby's brand. Under the agreement, the company also acquired the trademarks Deep-Browned Beans, Alpha-Getti and Zoodles, among others.

    On December 5, 1996, the company acquired the assets of Shortland Cannery Limited, an Auckland, New Zealand meat processor. Shortland markets New Zealand's number-one canned corn beef line and produces other meat products. More than half of Shortland's revenues are from exports to United States markets and parts of Asia and the Pacific Rim. Shortland sells its products under the Hellaby, Crown and Pacific labels. During fiscal 1997, the company also made other smaller acquisitions.

    All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated on a preliminary basis to the respective assets and liabilities based on their estimated fair values as of the dates of the acquisitions. Operating results of these acquisitions have been included in the Consolidated Statement of Income from the dates of the acquisition.

     Pro forma results of the company, assuming all of the above fiscal 1997 acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

 (7) On August 29, 1996, the company amended the line of credit agreements that support its domestic commercial paper programs, increasing availability and extending maturity dates. The amended terms provide for one agreement totaling $2.3 billion that expires in September 2001. The previous agreements provided for lines of credit totaling $2.0 billion, of which $1.2 billion was scheduled to expire in September 1996 and $800.0 million was scheduled to expire in September 2000.

     At January 29, 1997, the company had $1.8 billion of domestic commercial paper outstanding. Due to the long-term nature of the amended credit agreement, all of the outstanding domestic commercial paper has been classified as long-term debt as of January 29, 1997. As of May 1, 1996, $1.5 billion of domestic commercial paper was outstanding, of which $800.0 million was classified as long-term debt.

 (8) On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26 1/2 per share, for an indicated annual rate of $1.16 per share.

 (9) On May 2, 1996, the company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The implementation of this standard did not have a material effect on the company's financial position or results of operations.

(10) On March 14, 1997, the company announced its intentions to implement a plan to reorganize and restructure the company which is expected to reduce fiscal 1997 full-year pre-tax earnings. See Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS
            NINE MONTHS ENDED JANUARY 29, 1997 AND JANUARY 31, 1996

  For the nine months ended January 29, 1997, sales increased $334.6 million, or 5.1%, to $6,910.4 million from $6,575.7 million recorded in the same period a year ago. The sales increase came primarily from acquisitions (net of divestitures) of 2.8%, price increases of 1.3%, and volume gains of 0.9%. The effect of foreign exchange rates was negligible. Domestic operations provided 55.4% of the current period's net sales compared to 57.0% in the same period last year.

  Fiscal 1996 acquisitions impacting the year-to-year sales dollar comparison include: Nature's Recipe Pet Food in the U.S.; Alimentos Pilar S.A. of Argentina; Fattoria Scaldasole S.p.A. in Italy; Earth's Best, Inc. in the U.S.; Britwest Ltd. in the United Kingdom; the Craig's foodservice business in New Zealand; Indian Ocean Tuna Ltd. in the Seychelles; and the Mareblu brand of canned tuna in Italy.

  Also contributing to the sales dollar increase were the following fiscal 1997 acquisitions: Southern Country Foods Limited in Australia; substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario; the canned beans and pasta business of Nestle Canada Inc.; Shortland Cannery Limited in New Zealand; and other smaller acquisitions.

  Price increases recorded in single-serve condiments, retail frozen potatoes, infant food, and tuna were partially offset by price decreases in Weight Watchers classroom activities.

  Volume increases recorded in pet food, foodservice frozen potatoes, bakery products, tuna, pizza components and Weight Watchers classroom activities overseas were partially offset by volume declines in weight loss products, infant food, frozen entrees, and retail frozen potatoes.

  Gross profit increased $81.9 million to $2,491.4 million from $2,409.5 million a year ago. The gross profit increase is mainly attributable to increased sales. The ratio of gross profit to sales, however, decreased to 36.1% from 36.6%. The current year's gross profit ratio was impacted by higher commodity prices, an unfavorable profit mix and charges for restructuring and related costs; offset somewhat by a gain on the sale of real estate and favorable pricing.

  Operating income, excluding non-recurring items, increased $73.0 million, or 7.4%, to $1,054.8 million from $981.8 million for the same period last year. Non-recurring items include a charge for restructuring and related costs, and a gain from the sale of real estate. Including these non-recurring items, operating income increased $64.5 million, or 6.6%, to $1,046.3 million. The increase in operating income was primarily due to the sales-driven increase in gross profit and decreased marketing expenses; partially offset by higher general and administrative expenses associated with restructuring and related costs and acquisitions, and higher selling and distribution expenses directly attributable to higher sales levels.

  For the nine months ended January 29, 1997, domestic operations provided 54.9% of operating income compared to 56.2% for the same period a year ago.

  Net interest expense decreased $2.7 million to $175.8 million from $178.5 million in the comparable period a year ago as the impact of higher average borrowings was more than offset by lower average interest rates.

  The effective tax rate for the first nine months of fiscal 1997 was 37.0% compared to 37.3% for the same period a year ago.

  Net income for the first nine months was $531.4 million compared to $489.1 million for the same period last year, and earnings per share was $1.42 compared to $1.30. Excluding the non-recurring items noted above, earnings per share was $1.43 which represents an increase of 10.0% over the prior period.

                             RESULTS OF OPERATIONS
           THREE MONTHS ENDED JANUARY 29, 1997 AND JANUARY 31, 1996

  For the three months ended January 29, 1997, sales increased $114.4 million, or 5.2%, to $2,307.5 million from $2,193.1 million recorded in the same period a year ago. The sales increase came from acquisitions (net of divestitures) of 3.1%, price increases of 1.6%, and the effect of favorable foreign exchange rates of 1.2%; partially offset by slightly lower sales volumes of 0.7%. Domestic operations provided 53.6% of the current period's net sales compared to 56.6% in the same period last year.

  Fiscal 1996 and fiscal 1997 acquisitions impacting the quarter-to-quarter sales dollar comparison include: Nature's Recipe Pet Food in the U.S.; Alimentos Pilar S.A. of Argentina; substantially all of the pet food businesses of Martin Feed Mills Limited of Elmira, Ontario; Earth's Best, Inc. in the U.S.; Britwest Ltd. in the United Kingdom; the Craig's foodservice business in New Zealand; Indian Ocean Tuna Ltd. in the Seychelles; the Mareblu brand of canned tuna in Italy; Southern Country Foods Limited in Australia; the canned beans and pasta business of Nestle Canada Inc.; Shortland Cannery Limited in New Zealand; and other smaller acquisitions.

  Price increases in foodservice single-serve condiments, pet food, tuna, and retail frozen potatoes were partially offset by decreases in retail ketchup.

  The strengthening of overseas currencies, particularly in the United Kingdom and New Zealand, against the U. S. Dollar increased sales $27.2 million, or 1.2%.

  Volume decreases in tuna, weight loss products, and frozen entrees were partially offset by volume increases in soup, Weight Watchers classroom activities overseas, and foodservice ketchup.

  Gross profit increased $36.0 million to $848.3 million from $812.3 million a year ago. The ratio of gross profit to sales decreased slightly to 36.8% from 37.0%. The current quarter's gross profit ratio was impacted by an unfavorable profit mix and restructuring and related costs; offset somewhat by a gain on the sale of real estate and favorable pricing.

  Operating income, excluding non-recurring items, increased $35.8 million, or 11.4%, to $350.2 million from $314.4 million in the third quarter of last year. During the current quarter, $18.1 million in charges were recorded for costs related to the worldwide restructuring program, including headcount reductions at the company's overseas affiliates in New Zealand, Italy and Australia. These charges were partially offset by a gain on the sale of real estate of $13.2 million. Including these non-recurring items, operating income increased $30.9 million, or 9.8%, to $345.3 million. The increase in operating income was primarily due to the sales-driven increase in gross profit and decreased marketing expenses; partially offset by higher general and administrative expenses associated with restructuring related charges and acquisitions, and higher selling and distribution expenses directly attributable to higher sales levels.

  For the third quarter ended January 29, 1997, domestic operations provided 55.5% of operating income compared to 58.1% in the same period last year.

  Net interest expense increased $2.2 million to $62.2 million from $60.0 million in the third quarter a year ago due mainly to lower interest income on marketable securities. Interest expense remained comparable period to period.

  The effective tax rate for the third quarter was 37.0% compared to 36.2% for the same period a year ago.

  Net income for the current quarter was $174.4 million compared to $156.5 million for the same quarter last year, and earnings per share was $0.47 compared to $0.42, an increase of 11.9%. Excluding the non-recurring items noted above, earnings per share was $0.48 which represents an increase of 14.3% over the prior year's comparable quarter.

                       LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $434.9 million for the nine month period ended January 29, 1997 compared to $274.2 million last year.

  Cash used for investing activities required $421.3 million compared to $196.7 million last year. Cash used for acquisitions in the current period totaled $179.6 million, due mainly to the purchases of Martin Feed Mills Limited in Canada; the assets of the canned beans and pasta business of Nestle Canada Inc., together with a two-year license to use the Libby's brand; Shortland Cannery Limited in New Zealand; and Southern Country Foods Limited in Australia. Acquisitions in the prior year's comparable period totaled $96.5 million and included PMV/Zabreh in the Czech Republic; the additional investment in Kecskemeti Konzervgyar R.T. in Hungary; the purchase of Britwest Ltd. in the United Kingdom; the purchase of Fattoria Scaldasole S.p.A. in Italy; the purchase of the Craig's brand of jams and dressings from Kraft General Foods New Zealand Ltd.; and the purchase of a majority interest in Indian Ocean Tuna Limited, located in the Seychelles.

  Purchases of property, plant and equipment totaled $277.7 million in the current period compared to $246.1 million a year ago. Investments in tax benefits required $3.0 million compared to providing $62.0 million in the prior period, due mainly to the company's sale of certain domestic investments in the prior period.

  Financing activities provided $28.3 million for the nine months ended January 29, 1997 compared to requiring $40.2 million a year ago. Stock options exercised provided $105.6 million in the current period versus $70.7 million in the prior year's comparable period. Proceeds from commercial paper and short-term borrowings, net provided $468.7 million compared to $237.4 million in the prior period. Proceeds from long-term debt provided $45.2 million compared to $5.6 million in the prior period. During the nine months ended January 29, 1997, treasury stock purchases totaled $208.3 million (6.2 million shares) versus $65.1 million (2.1 million shares) in the prior year's first nine months. Payments on long-term debt totaled $100.0 million for the current period compared to $51.1 million last year. Dividend payments totaled $310.2 million compared to $283.9 million a year ago.

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

  On January 29, 1997, the company had $1.8 billion of domestic commercial paper outstanding. Due to the long-term nature of the amended credit agreement, all of the outstanding domestic commercial paper has been classified as long-term debt as of January 29, 1997. As of May 1, 1996, $1.5 billion of domestic commercial paper was outstanding, of which $800.0 million was classified as long-term debt.

  On September 10, 1996, the company's board of directors raised the quarterly dividend on the company's common stock to $0.29 per share from $0.26 1/2 per share, for an indicated annual rate of $1.16 per share. On March 12, 1997, the company's board of directors declared the quarterly dividend on the company's common stock of $0.29 per share payable April 10, 1997 to shareholders of record at the close of business on March 24, 1997.

  The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                                 OTHER MATTERS

  On March 14, 1997, the company announced its intention to implement a plan to reorganize and restructure the company which will reduce fiscal 1997 full-year pre-tax earnings by approximately $650 million, net of anticipated capital gains of approximately $100 million from the sale of non-strategic assets in New Zealand and real estate in the U.K. The plan will include the following initiatives:

  1. The company has entered into a letter of agreement with McCain Foods Limited to sell, for approximately $500 million, Ore-Ida's foodservice business, including six facilities, subject to customary due diligence, the formal approval of the Board of Directors of McCain Foods and regulatory approvals. The aggregate cash proceeds from this transaction, the transactions in the above paragraph and the sale of other businesses the company intends to sell during the next 12 months is expected to total $750 million to $850 million.

  2. The company will close or sell at least 25 plants throughout the world while investing heavily to upgrade and build plants to add capacity in fast-growing markets. Excluding the sale of plants and businesses, the global workforce will be reduced by approximately 2,500. Specific plants and businesses to be closed will not be publicly identified until after affected employees have been notified. This process will take place over the next few months.

  3. The company intends to eliminate certain end of quarter trade promotion practices to improve inventory turns, cash flow and working capital for the benefit of both the company and its customers. As a result of this initiative, sales in the fourth quarter are expected to be flat compared to last year. This action is designed to fundamentally change the way the company goes to market in key U.S. businesses. An impact of approximately $90 million to $95 million for this initiative is included in the $650 million cost of the reorganization noted above.

  4. The company plans to exit at least four non-strategic businesses that do not fit its core categories or are underperforming.

  5. The company will dramatically reduce the cost of its entire U.S. Weight Watchers meeting system to replicate its very successful Weight Watchers system in the U.K., the European continent, Australia and South America.

  The plan is expected to generate $120 million in savings, $300 million of working capital improvements and $1 billion in free cash flow through fiscal 1998 that will ensure 10% to 12% earnings growth from a fiscal 1997 operating base of $1.93 per share into the future. When fully implemented, the plan should provide approximately $200 million in annual savings.

  The plan will be finalized and acted upon by the company's Board of Directors prior to the end of the fiscal year. More specific announcements regarding the details of the company's worldwide reorganization and restructuring plan will be made over the next few months.

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

   11.Computation of net income per share.

   27.Financial Data Schedule.

   99.Additional Exhibits--H.J. Heinz Company Press Release dated March 14,
   1997.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended January 29, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: March 17, 1997                                /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                            Senior Vice President-Finance and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: March 17, 1997                             /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                                  Corporate Controller
                                             (Principal Accounting Officer)