Form 10-K
period 1997-04-30
HEINZ H J CO
filed 1997-07-28
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended April 30, 1997
                                      or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of June 30, 1997 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$16,110,335,000.

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1997, was 369,301,849 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Shareholders for the fiscal year ended April 30, 1997, are incorporated into Part I, Items 1 and 3; Part II, Items 5, 7 and 8; and Part IV, Item 14.

  Portions of Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                    PART I

ITEM 1. BUSINESS.

  H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup and sauces/condiments, pet food, tuna and other seafood products, baby food, frozen potato products, soup (canned and frozen), lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts, dairy and other products), beans, pasta, full calorie frozen dinners and entrees, coated products, bakery products, vegetables and fruits (frozen and canned), chicken, frozen pizza and pizza components, edible oils, margarine/shortening, vinegar, pickles, juices, canned meats and other processed food products. The Company operates principally in one segment of business--processed food products-- which represents more than 90% of consolidated sales. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

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

  The Company has two classes of similar products, each of which has accounted for 10% or more of consolidated sales in one or more of the prior three fiscal years listed below. The following table shows sales, as a percentage of consolidated sales, for each of these classes of similar products for each of the last three fiscal years.

                                                                 1997  1996  1995
                                                                 ----  ----  ----
     Ketchup, sauces and other condiments.......................  18%   19%   21%
     Pet food...................................................  13    12     9
     All other classes of products, none of which accounts
      for 10% or more of consolidated sales.....................  69    69    70
                                                                 ---   ---   ---
                                                                 100%  100%  100%
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

  Tuna is obtained through spot and term contracts directly with tuna vessel owners or their cooperatives and by brokered transactions. In some instances, in order to insure the continued availability of adequate supplies of tuna, the Company assists, directly or indirectly, in financing the acquisition and operation of fishing vessels. The provision of such assistance is not expected to affect materially the operations of the Company. The Company also engages in the tuna fishing business through wholly and partially owned subsidiaries.

  The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, and the Company's voluntary policy and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations. Congress is considering amendments (the "proposed amendments") to the Act and the Dolphin Information Act which, if enacted, would modify the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revise the definition of "dolphin safe." If enacted, the proposed amendments are not expected to have a material effect on the Company's operations.

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

  The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "Ore-Ida" for frozen retail potato products, "Bagel Bites" for pizza snack products, "Moore's" for retail coated vegetables, "Rosetto" for frozen pasta products, "Earth's Best" for baby food and "Dyna Bites" and "Cheese Bites" for retail snack products, all of which are marketed in the United States. "9 Lives" is used for cat foods, "Kibbles N' Bits", "Ken-L-Ration", "Reward" and "IVD" for dog food, "Jerky Treats", "Meaty Bone", "Snausages" and "Pup-Peroni" for dog snacks, "Nature's Recipe" for dog and cat foods, all of which are marketed in the United States and Canada. "Amore" is used for cat foods, "Kozy Kitten" for canned cat foods, "Cycle", "Gravy Train", "Skippy Premium", "Recipe" and "Vets" for dog food, "Pounce" for cat treats, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, both of which are marketed in the United States and Canada. "Pablum" is used for baby food products marketed in Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mareblu" for tuna, "Mr. Foody" for table and kitchen sauces, "Bi-Aglut", "Aproten", "Polial" and "Dialibra" for nutraceutical products, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "John West" is used for tuna, salmon and other products in the United Kingdom and other European countries. "Wattie's" is used for various grocery products and frozen foods, "Tegel" for poultry products, "Chef" and "Champ" for cat and dog foods and "Craig's" for jams and marmalades, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Hellaby" is used for canned meats in New Zealand and the Asia/Pacific region. "Farley's" and "Farex" are used for baby food products marketed in Europe, Canada, India, Australia and New Zealand. "Glucon D" and "Complan" are used for nutritional drink mixes marketed in India and in the case of "Complan" also Latin America and New Zealand. "Ganave" is used for pet food in Argentina. "N/R Original Recipe" is used for dog and cat foods marketed in various European countries and "Martins", "Medi-Cal" and "Techni-cal" is used for dog and cat foods in Canada and certain European countries. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. "Budget Gourmet" is used on frozen entrees and dinners. The Company also markets certain products under other trademarks and brand names and under private labels.

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

  The Company's products are sold through its own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, pet stores, foodservice distributors and institutions, including hotels, restaurants and certain government agencies. The Company is not dependent on any single customer or a few customers for a material part of its sales.

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 1998 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

  The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

  The Company employed, on a full-time basis as of April 30, 1997, approximately 44,700 persons around the world.

  Financial segment information by major geographic area for the most recent three fiscal years is set forth on page 34 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997. Such information is incorporated herein by reference.

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

                          FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act with regard to oral and written forward-looking statements made from time to time including, but not limited to, the forward-looking statements contained in the Letter from the Chairman and CEO and the Letter from the President and COO (pages 2 to 7 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997), Management's Discussion and Analysis (pages 26 to 33 of the Company's Annual Report to Shareholders for the fiscal year ended April 30,
1997) and statements set forth in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and financial performance. The factors identified by the Company include, among other things, the following: general economic and business conditions in the domestic and global markets; actions of competitors, including competitive pricing; changes in consumer preferences and spending patterns; changes in social and demographic trends; changes in laws and regulations, including changes in taxation and accounting standards; foreign economic conditions, including currency rate fluctuations; interest rate fluctuations; the effects of changing prices for the raw materials used by the Company and its subsidiaries; and the effectiveness of the Company's marketing, advertising and promotional programs.

ITEM 2. PROPERTIES.

  The Company has 37 food processing plants in the United States and its possessions, of which 32 are owned and five are leased, as well as 61 food processing plants outside of the United States, of which 57 are owned and four are leased, including 11 in New Zealand, eight in Canada, six in the United Kingdom, five in Italy, five in Australia, two in Spain, two in Greece, two in Portugal, two in Zimbabwe, and one in each of Argentina, Botswana, the Czech Republic, Ecuador, France, Ghana, Hungary, India, Ireland, Japan, Netherlands, People's Republic of China, Republic of Korea, Russia, Seychelles, South Africa, Thailand and Venezuela. The Company also leases two can-making factories in the United States and its possessions. The

Company and certain of its subsidiaries also own or lease office space, warehouses, distribution centers and research and other facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

ITEM 3. LEGAL PROCEEDINGS.

  With respect to the antitrust litigation against the Company and its two principal competitors in the United States baby food industry which was previously reported in the Company's Annual Report on Form 10-K, see Note 14 to the Consolidated Financial Statements on page 58 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997, which is incorporated herein by reference. The Company continues to believe that all of the suits and claims are without merit and is defending itself vigorously against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 10, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 10, 1997.

                                                 Positions and Offices Held with the Company and
                            Age (as of                      Principal Occupations or
          Name          September 10, 1997)             Employment During Past Five Years
          ----          -------------------             ---------------------------------
 Anthony J. F. O'Reilly         61          Chairman of the Board since March 11, 1987, Chief
                                            Executive Officer since July 1, 1979 and President
                                            from July 1, 1979 to June 12, 1996.
 Joseph J. Bogdanovich          85          Vice Chairman of the Board since September 7, 1988;
                                            also in charge of Heinz Japan Ltd. since June 20,
                                            1973 and Chairman of the Board of Star-Kist Foods,
                                            Inc.
 William R. Johnson             48          President and Chief Operating Officer since June
                                            12, 1996; Senior Vice President in charge of Star-
                                            Kist Foods, Inc. and Heinz operations in the Asia
                                            Pacific area from September 8, 1993 to June 12,
                                            1996; Chief Executive Officer of Star-Kist Foods,
                                            Inc. and President and Chief Executive Officer of
                                            Heinz Pet Products Company to June 12, 1996 from
                                            May 1, 1992 and November 1, 1988, respectively.
 Lawrence J. McCabe             62          Senior Vice President-General Counsel since June
                                            12, 1991.
 Paul F. Renne                  54          Executive Vice President and Chief Financial
                                            Officer since June 11, 1997; Senior Vice President-
                                            Finance and Chief Financial Officer from September
                                            13, 1996 to June 11, 1997 and Vice President-
                                            Treasurer from October 1, 1986 to September 13,
                                            1996.

                                              Positions and Offices Held with the Company and
                         Age (as of                      Principal Occupations or
        Name         September 10, 1997)             Employment During Past Five Years
        ----         -------------------             ---------------------------------
 Luigi Ribolla               60          Executive Vice President and President-Heinz Europe
                                         since June 12, 1996 and in charge of all Heinz
                                         affiliates in Europe, Cairo Foods Industries SAE in
                                         Egypt and Heinz development activities in Russia,
                                         Eastern Europe, the Middle East and North Africa
                                         since August 1, 1992; Senior Vice President from
                                         August 1, 1992 to June 12, 1996; Director of Heinz
                                         Mediterranean Area from 1988 to July 31, 1992.
 William C. Springer         57          Executive Vice President-The Americas since June
                                         12, 1996 and in charge of Heinz U.S.A. and Heinz
                                         Canada since September 8, 1993 and in charge of
                                         Weight Watchers operations worldwide and Heinz
                                         Bakery Products since June 12, 1996; in charge of
                                         Heinz operations in Latin America from September 8,
                                         1993 to January 6, 1997 and in charge of Ore-Ida
                                         Foods, Inc. from June 12, 1996 to January 6, 1997;
                                         President of Heinz North America since June 1, 1992
                                         and President and Chief Executive Officer of Heinz
                                         U.S.A. division since May 1, 1989; Senior Vice
                                         President from September 8, 1993 to June 12, 1996.
 David R. Williams           54          Executive Vice President since June 12, 1996 in
                                         charge of Ore-Ida Foods, Inc. Star-Kist Foods, Inc.
                                         and Heinz operations in Latin America since January
                                         6, 1997 and in charge of all Heinz affiliates and
                                         development activities in India, Pakistan and
                                         southern Africa since October 12, 1994; Executive
                                         Vice President-Finance and Chief Financial Officer
                                         from June 12, 1996 to September 13, 1996; Senior
                                         Vice President-Finance and Chief Financial Officer
                                         from August 1, 1992 to June 12, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information relating to the Company's common stock is set forth beginning on page 33 under the caption "Stock Market Information" and on page 57 in Note 13, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1993 through 1997. All amounts are in thousands except per share data. Prior years per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.

                                            Fiscal year ended
                          ------------------------------------------------------------
                          April 30,       May 1,        May 3,   April 27,  April 28,
                             1997          1996          1995       1994       1993
                          (52 Weeks)    (52 Weeks)    (53 Weeks) (52 Weeks) (52 Weeks)
                          ----------    ----------    ---------- ---------- ----------
Sales...................  $9,357,007    $9,112,265    $8,086,794 $7,046,738 $7,103,374
Interest expense........     274,746       277,411       210,585    149,243    146,491
Income before cumulative
 effect of
 accounting change......     301,871       659,319       591,025    602,944    529,943
Net income..............     301,871       659,319       591,025    602,944    396,313
Income before cumulative
 effect of
 accounting change per
 common share...........        0.81          1.75          1.59       1.57       1.36
Net income per common
 share..................        0.81          1.75          1.59       1.57       1.02
Short-term debt and
 current portion
 of long-term debt......   1,163,442     1,082,169     1,074,291    439,701  1,604,355
Long-term debt,
 exclusive of
 current portion........   2,283,993     2,281,659     2,326,785  1,727,002  1,009,381
Total assets............   8,437,787     8,623,691     8,247,188  6,381,146  6,821,321
Cash dividends per
common share............       1.13 1/2      1.03 1/2       0.94       0.86       0.78

  Results recorded in 1997 include a pretax charge for restructuring and related costs of $647.2 million ($1.09 per share). See Note 4 to the Consolidated Financial Statements beginning on page 44 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997. These charges were partially offset by gains recognized on the sale of the New Zealand ice cream business, $72.1 million pretax ($0.12 per share) and real estate in the United Kingdom, $13.2 million pretax ($0.02 per share). See Notes 3 and 13 to the Consolidated Financial Statements on pages 44 and 57, respectively, of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.

  Results recorded in 1996 include gains related to the sale of the Weight Watchers Magazine ($0.02 per share) and the sale of two regional dry pet food product lines ($0.02 per share) and a charge for restructuring costs at certain overseas affiliates ($0.01 per share). See Note 13 to the Consolidated Financial Statements on page 57 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.

  During 1995, the Company invested approximately $1.2 billion in acquisitions, the most significant of which was the North American pet food businesses of The Quaker Oats Company. See Note 2 to the Consolidated Financial Statements, beginning on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.

  Results recorded in 1994 include gains from the sale of the confectionery business of Heinz Italy and the sale of Heinz U.S.A.'s Near East specialty rice business.

  During 1993, the Company adopted the provisions of SFAS No. 106 and elected immediate recognition of the accumulated postretirement benefit obligation for active and retired employees, resulting in an after-tax cumulative charge of $133.6 million (net of income tax benefit of $85.4 million), or $0.34 per share. In addition, the adoption of SFAS No. 106 increased the company's pretax postretirement benefit expense by $16.3 million ($0.03 per share) in 1993.

  In 1993, restructuring charges of $192.3 million on a pretax basis ($0.30 per share) were reflected in operating income. The major components of the restructuring plan related to employee severance and relocation costs ($99.0 million) and facilities consolidation and closure costs ($73.0 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information is set forth in the Management's Discussion and Analysis section on pages 26 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company and its subsidiaries as of April 30, 1997 and May 1, 1996 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995 together with the related Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is nothing to be reported under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the Directors of the Company is set forth under the captions "Information Regarding Nominees for Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 10, 1997. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1997. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" and "Additional Information--Transactions with Certain Beneficial Owners" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 10, 1997. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997 are incorporated herein by reference:

          Consolidated Balance Sheets as of April 30, 1997 and May 1, 1996 Consolidated Statements of Income for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995
          Consolidated Statements of Retained Earnings for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995
          Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995
          Notes to Consolidated Financial Statements
          Report of Independent Accountants of Coopers & Lybrand L.L.P. dated June 17, 1997 except for Note 16, as to which the date is June 30, 1997, on the Company's consolidated financial statements for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995

  (2)The following report and schedule is filed herewith as a part hereof:

          Report of Independent Accountants of Coopers & Lybrand L.L.P. dated June 17, 1997, on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995

          Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995

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

    3(ii) The Company's By-Laws, as amended effective July 10, 1996.

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

      (c) Management contracts and compensatory plans:

           (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995

          (ii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (iii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (iv) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990

           (v) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

          (vi) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

         (vii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

        (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

          (ix) H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

           (x) H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996


      11. Computation of net income per share.

      13. Pages 26 through 59 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 30, 1997, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant.

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of Coopers & Lybrand L.L.P.

      24. Powers-of-attorney of the Company's directors.

      27. Financial Data Schedule.

      99. H. J. Heinz Company Board of Directors' Guidelines on Political Contributions.

    Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1997.

                                                 H. J. HEINZ COMPANY
                                                     (Registrant)

                                                  /s/ Paul F. Renne
                                       By......................................
                                                    PAUL F. RENNE
                                          Executive Vice President and Chief
                                                  Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 28, 1997.

          Signature                        Capacity

 /s/ Anthony J. F. O'Reilly
 .............................    Chairman of the Board and
   ANTHONY J. F. O'REILLY        Chief Executive Officer
                                 (Principal Executive
                                 Officer)


      /s/ Paul F. Renne
 .............................    Executive Vice President and Chief
        PAUL F. RENNE            Financial Officer (Principal Financial
                                 Officer)


   /s/ Edward J. McMenamin       Vice President-Corporate
 .............................    Controller (Principal
     EDWARD J. MCMENAMIN         Accounting Officer)

Anthony J. F. O'ReillyDirector
Joseph J. BogdanovichDirector
Nicholas F. BradyDirector
Richard M. CyertDirector
Thomas S. FoleyDirector
Edith E. HolidayDirector
Samuel C. JohnsonDirector
William R. JohnsonDirector
Donald R. KeoughDirector
Albert LippertDirector                       /s/ Lawrence J. McCabe
Lawrence J. McCabeDirector       By............................................
Paul F. RenneDirector                          LAWRENCE J. MCCABE
Luigi RibollaDirector                    Director and Attorney-in-Fact
Herman J. SchmidtDirector
Eleanor B. SheldonDirector
William P. Snyder IIIDirector
William C. SpringerDirector
S. Donald WileyDirector
David R. WilliamsDirector

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
 H. J. Heinz Company:

  Our report on the consolidated financial statements of H. J. Heinz Company and Subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997 and appears on page 59 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

Pittsburgh, PA
June 17, 1997
                                ---------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the Registration Statements of H. J. Heinz Company on Form S-8 (Registration Nos. 2-51719, 2-45120, 33-00390, 33-19639, 33-32563, 33-42015, 33-55777, 33-62623 and 333-13849) of our
reports dated June 17, 1997, except for Note 16, as to which the date is June 30, 1997, on our audits of the consolidated financial statements and financial statement schedule of H. J. Heinz Company and Subsidiaries as of April 30, 1997, and May 1, 1996 and for the fiscal years ended April 30, 1997, May 1, 1996 and May 3, 1995 which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                                 COOPERS & LYBRAND L.L.P.

Pittsburgh, PA
July 25, 1997

                                                                    SCHEDULE II
                     H. J. HEINZ COMPANY AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        FISCAL YEARS ENDED APRIL 30, 1997, MAY 1, 1996 AND MAY 3, 1995
                            (THOUSANDS OF DOLLARS)

                                          Additions
                                     -------------------
                          Balance at Charged to Charged               Balance at
                          beginning  costs and  to other                end of
    Description           of period   expenses  accounts Deductions     period
    -----------           ---------- ---------- -------- ----------   ----------
Fiscal year ended April
30, 1997:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 17,298   $11,106    $   --   $ 9,470(1)   $ 18,934
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  5,864   $    --    $   --   $ 1,097      $  4,767
                           ========   =======    ======   =======      ========
    Goodwill............   $211,693   $50,955    $   --   $ 3,629(1)   $259,019
                           ========   =======    ======   =======      ========
    Other intangibles...   $141,886   $29,075    $   --   $ 7,729(1)   $163,232
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (2).................   $ 35,594   $ 2,987    $   --   $33,122      $  5,459
                           ========   =======    ======   =======      ========
Fiscal year ended May 1,
1996:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 16,309   $ 7,254    $   --   $ 6,265(1)   $ 17,298
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  7,466   $    --    $   --   $ 1,602      $  5,864
                           ========   =======    ======   =======      ========
    Goodwill............   $163,793   $48,583    $   --   $   683      $211,693
                           ========   =======    ======   =======      ========
    Other intangibles...   $117,430   $30,519    $   --   $ 6,063(1)   $141,886
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (3).................   $ 49,487   $ 3,195    $   --   $17,088      $ 35,594
                           ========   =======    ======   =======      ========
Fiscal year ended May 3,
1995:
  Reserves deducted in
   the balance sheet
   from the assets to
   which they apply:
    Receivables.........   $ 15,407   $ 5,135    $   --   $ 4,233(1)   $ 16,309
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $ 19,841   $    --    $   --   $12,375(4)   $  7,466
                           ========   =======    ======   =======      ========
    Goodwill............   $127,708   $33,970    $   --   $(2,115)     $163,793
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 85,862   $31,441    $   --   $  (127)     $117,430
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (5).................   $ 28,888   $28,178    $   --   $ 7,579      $ 49,487
                           ========   =======    ======   =======      ========

Notes:
(1) Principally reserves on assets sold, written-off or reclassified.
(2) The net change in the valuation allowance for deferred tax assets was a decrease of $30.1 million. The decrease was due to the utilization of tax credit ($27.0 million) and loss ($5.0 million) carryforwards and recognition of the realizability of certain other deferred tax assets in future years ($1.1 million). An increase in the valuation allowance primarily related to deferred tax assets for loss carryforwards ($2.7 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 to 47 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.
(3) The net change in the valuation allowance for deferred tax assets was a decrease of $13.9 million. The decrease was primarily due to the utilization of loss carryforwards ($4.6 million) and recognition of the realizability of certain other deferred tax assets in future years ($12.5 million). An increase in the valuation allowance related to the deferred tax asset for foreign tax credit carryforwards ($1.7 million) and loss carryforwards ($1.5 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 45 to 47 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.
(4) Represents amounts reclassified as a result of consolidation of certain fishing vessel operations.
(5) The net change in the valuation allowance for deferred tax assets was an increase of $20.6 million. The increase is primarily due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($25.3 million) and loss carryforwards ($2.9 million). This increase was partially offset by the recognition of the realizability of certain other deferred tax assets in future years ($3.1 million) and the utilization of loss carryforwards ($4.5 million). See Note 5 to the Consolidated Financial Statements on pages 45 to 47 of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997.

                                 EXHIBIT INDEX

  Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

EXHIBIT
--------

 3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994.

 3(ii) The Company's By-Laws, as amended effective July 10, 1996.

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

    (vii)H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

    (viii)H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

    (ix)H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

    (x)H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996

  11.Computation of net income per share.

  13.Pages 26 through 59 of the H. J. Heinz Company Annual Report to
    Shareholders for the fiscal year ended April 30, 1997, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

  21.Subsidiaries of the Registrant.

  23.The following Exhibit is filed by incorporation by reference to Item
    14(a)(2) of this Report:

    (a)Consent of Coopers & Lybrand L.L.P.

  24.Powers-of-attorney of the Company's directors.

  27.Financial Data Schedule.

  99.H. J. Heinz Company Board of Directors' Guidelines on Political
    Contributions.