Form 10-Q
period 1997-07-30
HEINZ H J CO
filed 1997-09-12
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                               ------------------    ----------------

FOR THE THREE MONTHS ENDED JULY 30, 1997          COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                            25-0542520
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


  600 GRANT STREET, PITTSBURGH, PENNSYLVANIA               15219
   (Address of Principal Executive Offices)              (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                            ---    ---

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 29, 1997,was 367,183,066 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 30, 1997 July 31, 1996
                                                     ------------- -------------
                                                        FY 1998       FY 1997

                                                             (Unaudited)
                                                        (In Thousands, Except
                                                         per Share Amounts)
Sales...............................................  $2,233,270    $2,208,760
Cost of products sold...............................   1,408,203     1,413,121
                                                      ----------    ----------

Gross profit........................................     825,067       795,639
Selling, general and administrative expenses........     357,850       447,363
                                                      ----------    ----------

Operating income....................................     467,217       348,276
Interest income.....................................       7,906        10,430
Interest expense....................................      63,311        65,844
Other expense, net..................................       6,498         7,894
                                                      ----------    ----------

Income before income taxes..........................     405,314       284,968
Provision for income taxes..........................     162,013       105,438
                                                      ----------    ----------
Net income..........................................  $  243,301    $  179,530
                                                      ==========    ==========
Net income per share................................  $      .65    $      .48
                                                      ==========    ==========
Cash dividends per share............................  $      .29    $  .26 1/2
                                                      ==========    ==========
Average shares for earnings per share...............     374,325       376,578
                                                      ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.

                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 30, 1997 April 30, 1997*
                                                  ------------- ---------------
                                                     FY 1998        FY 1997

                                                   (Unaudited)
                                                     (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents........................  $  168,091     $  156,986
Short-term investments, at cost which
approximates market..............................      29,972         31,451
Receivables, net.................................   1,010,079      1,118,874
Inventories......................................   1,405,848      1,432,511
Prepaid expenses and other current assets........     254,231        273,284
                                                   ----------     ----------
  Total current assets...........................   2,868,221      3,013,106
                                                   ----------     ----------

Property, plant and equipment....................   4,122,000      4,380,598
Less accumulated depreciation....................   1,782,425      1,901,378
                                                   ----------     ----------
  Total property, plant and equipment, net.......   2,339,575      2,479,220
                                                   ----------     ----------

Goodwill, net....................................   1,795,275      1,803,552
Other intangibles, net...........................     625,847        627,096
Other non-current assets.........................     516,012        514,813
                                                   ----------     ----------
  Total other non-current assets.................   2,937,134      2,945,461
                                                   ----------     ----------

  Total assets...................................  $8,144,930     $8,437,787
                                                   ==========     ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 30, 1997 April 30, 1997*
                                                  ------------- ---------------
                                                     FY 1998        FY 1997

                                                   (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt..................................  $  461,772     $  589,893
Portion of long-term debt due within one year....     576,025        573,549
Accounts payable.................................     827,878        865,154
Salaries and wages...............................      69,812         64,836
Accrued marketing................................     175,036        164,354
Accrued restructuring costs......................     179,751        210,804
Other accrued liabilities........................     329,627        315,662
Income taxes.....................................     187,627         96,163
                                                   ----------     ----------
  Total current liabilities......................   2,807,528      2,880,415
                                                   ----------     ----------

Long-term debt...................................   2,094,148      2,283,993
Deferred income taxes............................     240,253        265,409
Non-pension postretirement benefits..............     208,349        211,500
Other liabilities................................     357,830        356,049
                                                   ----------     ----------
  Total long-term debt and other liabilities.....   2,900,580      3,116,951
                                                   ----------     ----------

Shareholders' Equity:
Capital stock....................................     108,006        108,015
Additional capital...............................     177,450        175,811
Retained earnings................................   4,177,665      4,041,285
Cumulative translation adjustments...............    (271,048)      (210,864)
                                                   ----------     ----------
                                                    4,192,073      4,114,247

Less:
 Treasury stock at cost (63,812,393 shares at
 July 30, 1997 and 63,912,463 shares at April 30,
 1997)...........................................   1,711,969      1,629,501
 Unfunded pension obligation.....................      26,941         26,962
 Unearned compensation relating to the ESOP......      16,341         17,363
                                                   ----------     ----------
  Total shareholders' equity.....................   2,436,822      2,440,421
                                                   ----------     ----------
  Total liabilities and shareholders' equity.....  $8,144,930     $8,437,787
                                                   ==========     ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months  Three Months
                                                        Ended         Ended
                                                    July 30, 1997 July 31, 1996
                                                    ------------- -------------
                                                       FY 1998       FY 1997

                                                            (Unaudited)
                                                      (Thousands of Dollars)
Cash Provided by Operating Activities..............   $ 188,376     $ 104,473
                                                      ---------     ---------
Cash Flows from Investing Activities:
  Capital expenditures.............................     (88,133)      (94,599)
  Acquisitions, net of cash acquired...............     (93,825)      (41,750)
  Proceeds from sale of Ore-Ida frozen foodservice
  foods business...................................     490,739            --
  Purchases of short-term investments..............    (230,955)     (232,137)
  Sales and maturities of short-term investments...     222,386       240,864
  Other items, net.................................      (1,766)       14,932
                                                      ---------     ---------
    Cash provided by (used for) investing
    activities.....................................     298,446      (112,690)
                                                      ---------     ---------

Cash Flows from Financing Activities:
  Payments on long-term debt.......................      (3,194)       (9,183)
  (Payments on) proceeds from short-term debt, net.    (302,802)      228,726
  Dividends........................................    (106,921)      (97,412)
  Purchases of treasury stock......................    (168,245)     (116,546)
  Exercise of stock options........................      81,940        40,614
  Other items, net.................................      13,803        15,841
                                                      ---------     ---------
    Cash (used for) provided by financing
    activities.....................................    (485,419)       62,040
                                                      ---------     ---------
Effect of exchange rate changes on cash and cash
equivalents........................................       9,702         1,422
                                                      ---------     ---------
Net increase in cash and cash equivalents..........      11,105        55,245
Cash and cash equivalents at beginning of year.....     156,986        90,064
                                                      ---------     ---------
Cash and cash equivalents at end of period.........   $ 168,091     $ 145,309
                                                      =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                                 ------------

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended April 30, 1997 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the fiscal 1998 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4) The composition of inventories at the balance sheet dates was as follows:

                                                    July 30, 1997 April 30, 1997
                                                    ------------- --------------
                                                       (Thousands of Dollars)
      Finished goods and work-in-process...........  $1,039,160     $1,040,104
      Packaging material and ingredients...........     366,688        392,407
                                                     ----------     ----------
                                                     $1,405,848     $1,432,511
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

(6) On June 30, 1997, the company completed the sale of its Ore-Ida frozen foodservice foods business to McCain Foods Limited of New Brunswick, Canada. The transaction resulted in a pretax gain of approximately $96.6 million ($0.14 per share), and was recorded as an offset to selling, general and administrative expenses. The transaction included the sale of the company's Ore-Ida appetizer, pasta and potato foodservice business and five of the Ore-Ida plants that manufacture the products. The Ore-Ida frozen foodservice foods business contributed approximately $525 million in net sales for fiscal 1997. This sale was an essential part of Project Millennia as it will allow the company to focus its efforts on the Ore-Ida retail frozen potato and pasta business, and on the frozen retail snacks business. The sale is not expected to have an adverse impact on the company's results of operations.

(7) On June 30, 1997, the company acquired John West Foods Limited from Unilever. John West Foods Limited, with annual sales of more than $250 million, is the leading brand of canned tuna and fish in the United Kingdom. Based in Liverpool, John West Foods Limited sells its canned fish products throughout Continental Europe and in a number of other international markets. (John West operations in Australia, New Zealand and South Africa were not included in the transaction.)

    On July 21, 1997, the company announced that it had acquired a majority interest in a joint venture with Tiger Oats Limited of Johannesburg, South Africa. The new company will be known as Pet Products (Pty) Limited with its headquarters in Cape Town. Pet Products will manufacture and market pet food brands formerly owned exclusively by Tiger Oats. These brands include Dogmor, Husky, Pamper and Catmor.

    During the quarter the company also made other acquisitions, primarily in Australasia.

     All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated on a preliminary basis to the respective assets and liabilities based on their estimated fair values as of the dates of the acquisitions. Operating results of these acquisitions have been included in the Consolidated Statement of Income from the dates of the acquisitions.

     On August 28, 1997, the company acquired a majority interest in one of Poland's leading food processors, Pudliszki S.A. Pudliszki is the largest ketchup producer in Poland and also markets tomato concentrate, canned vegetables and cooking sauces.

     Pro forma results of the company, assuming all of the above transactions had been made at the beginning of each period presented, would not be materially different from the results reported.

(8) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 30, 1997, the company had $1.16 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt.

(9) On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share. The dividend will be paid on October 10, 1997 to shareholders of record at the close of business on September 23, 1997.

(10) On September 10, 1997, the company's board of directors authorized the repurchase of up to an additional 10 million shares of its common stock, par value $0.25 per share. This is in addition to the current repurchase program which was announced on July 10, 1996. Of that authorization, 6.3 million shares remain.

(11) In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Since early adoption of the standard is prohibited, pro forma earnings per share amounts computed using the new standard are presented below.

                                                         Three Months Ended
                                                     ---------------------------
                                                     July 30, 1997 July 31, 1996
                                                     ------------- -------------
    As presented....................................     $0.65         $0.48
    Pro forma:
      Basic earnings per share......................     $0.66         $0.49
      Diluted earnings per share....................     $0.65         $0.48

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              THREE MONTHS ENDED JULY 30, 1997 AND JULY 31, 1996

  H. J. Heinz Company announced its largest-ever reorganization plan in the fourth quarter of fiscal 1997. This reorganization and restructuring program ("Project Millennia") is designed to strengthen the company's six core businesses and improve the company's profitability and global growth.

  On June 30, 1997, the company completed the sale of its Ore-Ida frozen foodservice foods business to McCain Foods Limited. The transaction resulted in a pretax gain of approximately $96.6 million ($0.14 per share), and was recorded as an offset to selling, general and administrative expenses. This sale was an essential part of Project Millennia as it will allow the company to focus its efforts on the Ore-Ida retail frozen potato and pasta business, and on the frozen retail snacks business. In addition, the company has announced the closure or sale of 19 plants worldwide, with another half dozen to come. Also during the first quarter, the company incurred non-recurring costs related to the ongoing implementation of Project Millennia, $11.5 million pretax ($0.02 per share).

  The company anticipates that non-recurring costs related to the implementation of Project Millennia during the fiscal year will be more than offset on an after-tax basis by the gain from the sale of the Ore-Ida frozen foodservice foods business.

RESULTS OF OPERATIONS

  For the three months ended July 30, 1997, sales increased $24.5 million, or 1.1%, to $2,233.3 million from $2,208.8 million recorded in the same period a year ago. The sales increase came primarily from the impact of acquisitions of 2.9%, favorable pricing of 2.5% and volume gains of 1.2%; partially offset by the unfavorable effect of foreign exchange translation rates of 1.4% and divestitures of 4.1%. Domestic operations provided approximately 54% of consolidated net sales in the first quarter of 1998, compared to approximately 56% in the first quarter of 1997.

  Price increases were realized in Heinz ketchup, tuna, pet food and infant food.

  Volume increases were recorded in retail frozen potatoes, bakery products and soups; partially offset by volume declines in frozen entrees.

  Acquisitions impacting the quarter-to-quarter sales dollar comparison included John West Foods Limited in Europe, substantially all of the pet food businesses of Martin Feed Mills Limited in Canada, the canned beans and pasta business of Nestle Canada, Inc., and other acquisitions primarily in Australasia. The sales impact of these acquisitions was more than offset by divestitures, primarily the Ore-Ida frozen foodservice foods business and the New Zealand ice cream business.

  Gross profit increased $29.4 million to $825.1 million from $795.6 million a year ago. The ratio of gross profit to sales increased to 36.9% from 36.0%. The current year's gross profit and gross profit ratio were favorably impacted by domestic price increases and reduced trade allowances which resulted from the discontinuance of inefficient end-of-quarter trade promotions, and a favorable profit mix.

  Operating income increased $118.9 million to $467.2 million from $348.3 million a year ago. Excluding the impact of the gain on the sale of the Ore-Ida frozen foodservice foods business and non-recurring costs related to the ongoing implementation of Project Millennia, operating income would have increased $33.9 million to $382.2 million. The increase in operating income, excluding the effects of these non-recurring items, is primarily due to the increase in gross profit. An increase in marketing expense was offset by a decrease in general and administrative expense.

  Net interest expense remained unchanged at $55.4 million compared to the same quarter a year ago as the impact of lower borrowings was offset by higher average interest rates.

  The effective tax rate for the first quarter of 1998 was 40.0% compared to 37.0% for the same period last year. The increase in the effective tax rate for the current quarter reflects a significantly higher tax rate associated with the sale of the Ore-Ida frozen foodservice foods business. Excluding the foodservice sale, the effective tax rate in the first quarter was 38.4%, higher than the company's expected rate for fiscal 1998 of 37.0% to 37.5%. In the second quarter, the company expects to recognize the benefit of recent tax legislation in the United Kingdom, which along with an anticipated reduction in the Italian income tax rate, should bring the effective tax rate to 37.0% to 37.5%.

  Net income increased $63.8 million to $243.3 million from $179.5 million for the same period last year. Excluding the impact of the gain on the sale of the Ore-Ida frozen foodservice foods business and non-recurring costs related to the ongoing implementation of Project Millennia, net income would have increased $17.8 million, or 9.9%, to $197.3 million.

LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $188.4 million for the three month period ended July 30, 1997 compared to $104.5 million last year.

  Cash provided by investing activities totaled $298.4 million compared to requiring $112.7 million last year. Cash provided by divestitures in the current quarter totaled $490.7 million, due to the sale of the Ore-Ida frozen foodservice foods business. Acquisitions in the current period required $93.8 million, due mainly to the purchase of John West Limited in Europe, a majority interest in a pet food joint venture with Tiger Oats Limited of Johannesburg, South Africa and other acquisitions, primarily in Australasia. Acquisitions in the prior year's first quarter required $41.8 million, due primarily to the purchase of Southern Country Foods Ltd. in Australia.

  In the current quarter, $485.4 million was applied to financing activities, while financing activities provided $62.0 million in the same period a year ago. During the current quarter, the company reduced short-term debt by making net repayments of $302.8 million compared to incurring net borrowings of short-term debt of $228.7 million. Share repurchases totaled $168.2 million (3.7 million shares) versus $116.5 million (3.6 million shares) in the prior year's first quarter. Dividend payments totaled $106.9 million compared to $97.4 million a year ago. Cash provided from stock options exercised totaled $81.9 million compared to $40.6 million in the same period a year ago.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 30, 1997, the company had $1.16 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt. The company continues to evaluate long-term financing vehicles in order to reduce short-term variable interest rate debt.

  On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share. The dividend will be paid on October 10, 1997 to shareholders of record at the close of business on September 23, 1997.

  On September 10, 1997, the company's board of directors authorized the repurchase of up to an additional 10 million shares of its common stock, par value $0.25 per share. This is in addition to the current repurchase program which was announced on July 10, 1996. Of that authorization, 6.3 million shares remain. The company expects over the next 12 months to purchase 10 million to 12 million shares, or approximately 3% of the outstanding shares.

  The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

OTHER MATTERS

  On August 28, 1997, the company acquired a majority interest in one of Poland's leading food processors, Pudliszki S.A. Pudliszki is the largest ketchup producer in Poland and also markets tomato concentrate, canned vegetables and cooking sauces.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  With respect to the antitrust litigation against the company and its two principal competitors in the United States baby food industry which was previously reported in the company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997, on July 25, 1997, the United States District Court in Newark, New Jersey granted summary judgment in favor of the company and the other baby food companies and entered an order dismissing the complaint with prejudice. On August 22, 1997, the plaintiff filed a notice of appeal to the District Court's decision with the United States Court of Appeals for the Third Circuit. The appeals process is expected to take several months. The state court actions in Alabama and California were not affected.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Nothing to report under this item.

ITEM 5. OTHER INFORMATION

  See Note 7 to the Condensed Consolidated Financial Statements in Part I--
Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--
Item 2 of this Quarterly Report on Form 10-Q.

  This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to the section "Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 for a description of the important factors that could cause actual results to differ materially from those discussed herein.

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

    11.Computation of net income per share.

    27.Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended July 30, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: September 12, 1997                            /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 12, 1997                         /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)