Form 10-Q
period 1997-10-29
HEINZ H J CO
filed 1997-12-15
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ---------------

FOR THE SIX MONTHS ENDED OCTOBER 29, 1997         COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                  25-0542520
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

 600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                       15219
  (Address of Principal Executive Offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                           ---    ---

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 1, 1997, was 365,469,863 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Six Months       Six Months
                              Ended            Ended
                         October 29, 1997 October 30, 1996
                         ---------------- ----------------
                             FY 1998          FY 1997
                                    (Unaudited)
                               (In Thousands, Except
                                per Share Amounts)
Sales...................    $4,497,352       $4,602,818
Cost of products sold...     2,817,617        2,959,675
                            ----------       ----------
Gross profit............     1,679,735        1,643,143
Selling, general and
 administrative
 expenses...............       856,741          942,109
                            ----------       ----------
Operating income........       822,994          701,034
Interest income.........        15,542           20,377
Interest expense........       126,108          133,985
Other expense, net......        13,788           20,681
                            ----------       ----------
Income before income
 taxes..................       698,640          566,745
Provision for income
 taxes..................       266,473          209,695
                            ----------       ----------
Net income..............    $  432,167       $  357,050
                            ==========       ==========
Net income per share....    $     1.16       $      .95
                            ==========       ==========
Cash dividends per
 share..................    $  .60 1/2       $  .55 1/2
                            ==========       ==========
Average shares for
 earnings per share.....       373,732          374,500
                            ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                           Three Months     Three Months
                              Ended            Ended
                         October 29, 1997 October 30, 1996
                         ---------------- ----------------
                             FY 1998          FY 1997
                                    (Unaudited)
                               (In Thousands, Except
                                per Share Amounts)
Sales...................    $2,264,082       $2,394,058
Cost of products sold...     1,409,414        1,546,554
                            ----------       ----------
Gross profit............       854,668          847,504
Selling, general and
 administrative
 expenses...............       498,891          494,746
                            ----------       ----------
Operating income........       355,777          352,758
Interest income.........         7,636            9,947
Interest expense........        62,797           68,141
Other expense, net......         7,290           12,787
                            ----------       ----------
Income before income
 taxes..................       293,326          281,777
Provision for income
 taxes..................       104,460          104,257
                            ----------       ----------
Net income..............    $  188,866       $  177,520
                            ==========       ==========
Net income per share....    $      .51       $      .47
                            ==========       ==========
Cash dividends per
 share..................    $  .31 1/2       $      .29
                            ==========       ==========
Average shares for
 earnings per share.....       373,732          374,500
                            ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 29, 1997 April 30, 1997*
                                               ---------------- ---------------
                                                   FY 1998          FY 1997
                                                 (Unaudited)
                                                    (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.....................    $  178,980      $  156,986
Short-term investments, at cost which
 approximates market..........................        42,246          31,451
Receivables, net..............................     1,070,948       1,118,874
Inventories...................................     1,555,231       1,432,511
Prepaid expenses and other current assets.....       239,068         273,284
                                                  ----------      ----------
  Total current assets........................     3,086,473       3,013,106
                                                  ----------      ----------
Property, plant and equipment.................     4,183,217       4,380,598
Less accumulated depreciation.................     1,819,255       1,901,378
                                                  ----------      ----------
  Total property, plant and equipment, net....     2,363,962       2,479,220
                                                  ----------      ----------
Goodwill, net.................................     1,785,483       1,803,552
Other intangibles, net........................       633,917         627,096
Other non-current assets......................       513,828         514,813
                                                  ----------      ----------
  Total other non-current assets..............     2,933,228       2,945,461
                                                  ----------      ----------
  Total assets................................    $8,383,663      $8,437,787
                                                  ==========      ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                October 29, 1997 April 30, 1997*
                                                ---------------- ---------------
                                                    FY 1998          FY 1997
                                                  (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...............................     $  448,729      $  589,893
Portion of long-term debt due within one year.        320,233         573,549
Accounts payable..............................        915,999         865,154
Salaries and wages............................         74,556          64,836
Accrued marketing.............................        165,696         164,354
Accrued restructuring costs...................        155,397         210,804
Other accrued liabilities.....................        352,626         315,662
Income taxes..................................        207,030          96,163
                                                   ----------      ----------
  Total current liabilities...................      2,640,266       2,880,415
                                                   ----------      ----------
Long-term debt................................      2,457,043       2,283,993
Deferred income taxes.........................        253,586         265,409
Non-pension postretirement benefits...........        210,151         211,500
Other.........................................        386,778         356,049
                                                   ----------      ----------
  Total long-term debt and other liabilities..      3,307,558       3,116,951
                                                   ----------      ----------
Shareholders' Equity:
Capital stock.................................        107,991         108,015
Additional capital............................        204,366         175,811
Retained earnings.............................      4,251,260       4,041,285
Cumulative translation adjustments............       (257,227)       (210,864)
                                                   ----------      ----------
                                                    4,306,390       4,114,247
Less:
 Treasury shares at cost (65,696,859 shares
  at October 29, 1997 and 63,912,463 shares
  at April 30, 1997)..........................      1,827,745       1,629,501
 Unfunded pension obligation..................         26,465          26,962
 Unearned compensation relating to the ESOP...         16,341          17,363
                                                   ----------      ----------
  Total shareholders' equity..................      2,435,839       2,440,421
                                                   ----------      ----------
  Total liabilities and shareholders' equity..     $8,383,663      $8,437,787
                                                   ==========      ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months       Six Months
                                                   Ended            Ended
                                              October 29, 1997 October 30, 1996
                                              ---------------- ----------------
                                                  FY 1998          FY 1997
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 397,160        $ 211,796
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (171,830)        (193,938)
  Acquisitions, net of cash acquired.........     (117,939)        (119,539)
  Proceeds from sale of Ore-Ida frozen
   foodservice foods business................      490,739               --
  Purchases of short-term investments........     (448,509)        (628,707)
  Sales and maturities of short-term
   investments...............................      453,926          639,207
  Other items, net...........................       23,559           21,523
                                                 ---------        ---------
    Cash provided by (used for) investing
     activities..............................      229,946         (281,454)
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt...............           --           36,907
  Payments on long-term debt.................     (252,876)         (91,577)
  Proceeds from short-term debt, net.........       35,430          430,515
  Dividends..................................     (222,192)        (203,700)
  Purchases of treasury stock................     (316,721)        (155,494)
  Exercise of stock options..................      114,366           66,775
  Other items, net...........................       40,894           16,906
                                                 ---------        ---------
    Cash (used for) provided by financing
     activities..............................     (601,099)         100,332
                                                 ---------        ---------
Effect of exchange rate changes on cash and
cash equivalents.............................       (4,013)           3,292
                                                 ---------        ---------
Net increase in cash and cash equivalents....       21,994           33,966
Cash and cash equivalents at beginning of
year.........................................      156,986           90,064
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 178,980        $ 124,030
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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                       October 29, 1997 April 30, 1997
                                                       ---------------- --------------
                                                           (Thousands of Dollars)
          Finished goods and work-in-process..........    $1,193,514      $1,040,104
          Packaging material and ingredients..........       361,717         392,407
                                                          ----------      ----------
                                                          $1,555,231      $1,432,511
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

     During the current year the company also made other acquisitions, primarily in Australasia.

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

(8) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At October 29, 1997, the company had $1.53 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt.

(9) On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share.

(10) On September 10, 1997, the company's board of directors authorized the repurchase of additional shares of its common stock, par value $0.25 per share. As of October 29, 1997, there is authorization to repurchase up to
     14.7 million shares.

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

                                                       Six Months Ended
                                               ---------------------------------
                                               October 29, 1997 October 30, 1996
                                               ---------------- ----------------
    As presented..............................      $1.16            $0.95
    Pro forma:
      Basic earnings per share................      $1.18            $0.97
      Diluted earnings per share..............      $1.16            $0.95

                                                      Three Months Ended
                                               ---------------------------------
                                               October 29, 1997 October 30, 1996
                                               ---------------- ----------------
    As presented..............................      $0.51            $0.47
    Pro forma:
      Basic earnings per share................      $0.52            $0.48
      Diluted earnings per share..............      $0.51            $0.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            SIX MONTHS ENDED OCTOBER 29, 1997 AND OCTOBER 30, 1996

  H. J. Heinz Company announced its largest-ever reorganization plan in the fourth quarter of Fiscal 1997. This reorganization and restructuring program ("Project Millennia") is designed to strengthen the company's six core businesses and improve the company's profitability and global growth.

  On June 30, 1997, the company completed the sale of its Ore-Ida frozen foodservice foods business to McCain Foods Limited. The transaction resulted in a pretax gain of approximately $96.6 million ($0.14 per share), and was recorded as an offset to selling, general and administrative expenses. This sale was an essential part of Project Millennia as it will allow the company to focus its efforts on the Ore-Ida retail frozen potato and pasta business, and on the frozen retail snacks business. In addition, the company has announced the closure or sale of 19 plants worldwide, with another 6 to be announced.

  During the first six months of Fiscal 1998, the company incurred non-recurring costs related to the ongoing implementation of Project Millennia of $31.0 million pretax ($0.05 per share). These non-recurring costs consist primarily of relocation, training, consulting and start-up costs. In the second half of the fiscal year, the company expects additional non-recurring costs associated with the implementation of Project Millennia of between $0.06 and $0.09 per share.

RESULTS OF OPERATIONS

  For the six months ended October 29, 1997, sales decreased $105.5 million, or 2.3%, to $4,497.4 million from $4,602.8 million recorded in the same period a year ago. The sales decrease resulted from divestitures of 5.8% and the unfavorable effect of foreign exchange translation rates of 2.0%; partially offset by acquisitions of 3.4%, price of 1.7% and volume gains of 0.4%. Domestic operations provided 53.2% of the current period's net sales compared to 56.2% in the same period last year.

  During the first six months of Fiscal 1998, the company acquired John West Foods Limited in Europe, a majority interest in Pudliszki S.A., one of Poland's top food processors, and other smaller acquisitions. Fiscal 1997 acquisitions impacting the period to period sales dollar comparison include substantially all of the pet food businesses of Martin Feed Mills Limited in Canada, the canned beans and pasta business of Nestle Canada, Inc. and other acquisitions, primarily in Australasia. The sales impact of these acquisitions was more than offset by divestitures, primarily the Ore-Ida frozen foodservice foods business and the New Zealand ice cream business.

  Price increases recorded in Heinz ketchup, pet food, infant food, tuna and condiments were offset partially by price decreases in frozen entrees and bakery products.

  Volume increases recorded in bakery products, sauces and pastes, weight loss classroom activities, soups and retail frozen potatoes were partially offset by volume declines in Heinz ketchup, dog food, infant food and frozen entrees.

  Gross profit increased $36.6 million to $1,679.7 million from $1,643.1 million a year ago. The ratio of gross profit to sales increased to 37.3% from 35.7%. Excluding the impact of non-recurring costs related to the ongoing implementation of Project Millennia, gross profit would have increased $47.4 million to $1,690.5 million, and the gross profit percentage would have increased to 37.6%. The current year's gross profit and gross profit ratio were favorably impacted by price increases and reduced trade allowances which resulted from the discontinuance of inefficient end-of-quarter trade promotions, cost savings resulting from Project Millennia and a favorable product mix.

  Operating income increased $122.0 million, or 17.4%, to $823.0 million from $701.0 million for the same period last year. Excluding the impact of the gain on the sale of the Ore-Ida frozen foodservice foods business and non-recurring costs related to the ongoing implementation of Project Millennia, operating income would have increased $56.4 million to $757.4 million. The increase in operating income, excluding the effects of these non-recurring items, is primarily due to the increase in gross profit as SG&A expenses were relatively flat period to period.

  Interest expense decreased $7.9 million to $126.1 million from $134.0 million in the comparable period a year ago as the impact of higher average interest rates was more than offset by lower average borrowings.

  The effective tax rate for the first six months of Fiscal 1998 was 38.1% compared to 37.0% for the same period a year ago. The current period effective rate reflects the benefit of a recent reduction in the income tax rate in the United Kingdom, partially offset by a significantly higher tax rate associated with the sale of the Ore-Ida frozen foodservice foods business. Excluding the impact of the Ore-Ida foodservice sale, the effective tax rate through six months is 37.0%.

  Net income for the first six months was $432.2 million compared to $357.1 million for the same period last year, and earnings per share was $1.16 compared to $0.95 a year ago. Excluding the impact of the gain on the sale of the Ore-Ida frozen foodservice foods business and non-recurring costs related to the ongoing implementation of Project Millennia, net income would have increased 11.6% to $398.6 million, and earnings per share would have increased 12.6% to $1.07 per share.

           THREE MONTHS ENDED OCTOBER 29, 1997 AND OCTOBER 30, 1996

RESULTS OF OPERATIONS

  For the three months ended October 29, 1997, sales decreased $130.0 million, or 5.4%, to $2,264.1 million from $2,394.1 million recorded in the same period a year ago. The sales decrease resulted from the impact of divestitures of 7.3%, the unfavorable effect of foreign exchange translation rates of 2.6% and sales volume declines of 0.4%; partially offset by acquisitions which contributed 3.9% to sales and price of 1.0%. Domestic operations provided 52.3% of the current period's net sales compared to 56.8% in the same period last year.

  Acquisitions impacting the quarter to quarter sales dollar comparison included John West Foods Limited in Europe, substantially all of the pet food businesses of Martin Feed Mills Limited in Canada, the canned beans and pasta business of Nestle Canada, Inc., a majority interest in Pudliszki S.A., one of Poland's top food processors and other acquisitions, primarily in Australasia. The sales impact of these acquisitions was more than offset by divestitures, primarily the Ore-Ida frozen foodservice foods business and the New Zealand ice cream business.

  Volume decreases occurred in Heinz ketchup, dog food and infant food, and were partially offset by volume increases in weight loss classroom activities, sauces and pastes, cat food and bakery products.

  Price increases noted in Heinz ketchup and infant food were partially offset by a decrease in frozen entrees.

  Gross profit increased $7.2 million to $854.7 million from $847.5 million a year ago. The ratio of gross profit to sales increased to 37.7% from 35.4%. Excluding the impact of non-recurring costs related to the ongoing implementation of Project Millennia, gross profit would have increased $17.0 million to $864.5 million, and the gross profit percentage would have increased to 38.2%. The current quarter's gross profit and gross profit ratio were favorably impacted by price increases and reduced trade allowances which resulted from the discontinuance of inefficient end-of-quarter trade promotions, cost savings resulting from Project Millennia and a favorable product mix.

  Operating income increased to $355.8 million from $352.8 million for the same period last year. Excluding non-recurring costs related to the ongoing implementation of Project Millennia of $19.5 million pre-tax, operating income for the second quarter would have increased 6.4% to $375.2 million. The increase in operating income, excluding these non-recurring costs, is primarily due to the increase in gross profit as SG&A expenses were relatively flat quarter to quarter.

  Interest expense decreased $5.3 million to $62.8 million from $68.1 million in the second quarter a year ago as the impact of higher average interest rates was more than offset by lower average borrowings.

  The effective tax rate for the second quarter was 35.6% compared to 37.0% for the same period a year ago. The decrease in the effective tax rate for the current quarter reflects the benefit of a recent reduction in the income tax rate in the United Kingdom.

  Net income for the current quarter was $188.9 million compared to $177.5 million for the same quarter last year, and earnings per share was $0.51 compared to $0.47, an increase of 8.5%. Excluding the impact of non-recurring costs related to the ongoing implementation of Project Millennia, net income would have increased 13.4% to $201.3 million, and earnings per share would have increased 14.9% to $0.54 per share.

LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $397.2 million for the six month period ended October 29, 1997 compared to $211.8 million last year.

  Cash provided by investing activities totaled $229.9 million compared to requiring $281.5 million last year. Cash provided by divestitures in the current period totaled $490.7 million, due to the sale of the Ore-Ida frozen foodservice food business. Acquisitions in the current period required $117.9 million, due mainly to the purchases of John West Limited in Europe, a majority interest in Pudliszki S.A. of Poland, a majority interest in a pet food joint venture with Tiger Oats Limited of Johannesburg, South Africa and other acquisitions, primarily in Australasia. Acquisitions in the prior year's comparable period totaled $119.5 million, due mainly to the purchases of substantially all of the pet food businesses of Martin Feed Mills Limited in Canada and Southern Country Foods Ltd. in Australia. Purchases of property, plant and equipment totaled $171.8 million in the current period compared to $193.9 million a year ago.

  In the current period, $601.1 million was applied to financing activities while financing activities provided $100.3 million a year ago. Treasury stock purchases totaled $316.7 million (7.0 million shares) versus $155.5 million (4.8 million shares) in the prior year's first six months. Payments on long-term debt totaled $252.9 million for the current period compared to $91.6 million last year. Dividend payments totaled $222.2 million compared to $203.7 million a year ago. Proceeds from long-term debt provided $36.9 million in the prior period. Stock options exercised provided $114.4 million in the current period versus $66.8 million in the prior year's comparable period. Net proceeds from short-term debt provided $35.4 million in the current period versus $430.5 million in the prior year's comparable period.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. As of October 29, 1997, the company had $1.53 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt. The company continues to evaluate long-term financing vehicles in order to reduce short-term variable interest rate debt.

  On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share. On December 2, 1997, the company's board of directors declared the quarterly dividend on the company's common stock of $0.31 1/2 per share payable on January 10, 1998 to shareholders of record at the close of business on December 19, 1997.

  On September 10, 1997, the company's board of directors authorized the repurchase of additional shares of its common stock, par value $0.25 per share. As of October 29, 1997, there is authorization to repurchase up to 14.7 million shares. In the second half of the fiscal year, the company expects to spend approximately $275 million on share repurchases, net of proceeds from stock options exercised.

  The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

                                 OTHER MATTERS

  On December 2, 1997, following the recommendation of the Chairman and Chief Executive Officer Anthony J. F. O'Reilly, to the Management Development and Compensation Committee of outside directors, the board of directors of the company announced the appointment of William R. Johnson as president and chief executive officer, effective April 30, 1998, the beginning of the company's financial year. Dr. O'Reilly has agreed to remain as non-executive chairman of the company through the annual meeting of shareholders in September 2000.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See the description of legal proceedings set forth under this caption in the company's Quarterly Report on Form 10-Q for the three months ended July 30, 1997.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania on September 10, 1997. The following individuals were elected as directors for a one-year term expiring in September 1998:

                                                                                      Shares
   Director                            Shares for                                    Withheld
   --------                            ----------                                    --------
   A. J. F. O'Reilly                   318,625,447                                   6,388,905
   W. P. Snyder III                    318,831,139                                   6,183,213
   J. J. Bogdanovich                   318,095,104                                   6,919,248
   H. J. Schmidt                       318,804,925                                   6,209,427
   A. Lippert                          319,109,389                                   5,904,963
   E. B. Sheldon                       318,991,851                                   6,022,501
   R. M. Cyert                         318,944,398                                   6,069,954
   S. C. Johnson                       319,453,810                                   5,560,542
   D. R. Keough                        319,311,228                                   5,703,124
   S. D. Wiley                         318,767,533                                   6,246,819
   L. J. McCabe                        319,055,291                                   5,959,061
   D. R. Williams                      319,056,625                                   5,957,727
   L. Ribolla                          318,995,386                                   6,018,966
   N. F. Brady                         318,808,593                                   6,205,759
   W. R. Johnson                       319,037,552                                   5,976,800
   W. C. Springer                      318,978,965                                   6,035,387
   E. E. Holiday                       319,425,598                                   5,588,754
  *T. S. Foley                         318,284,440                                   6,729,912
   P. F. Renne                         318,984,305                                   6,030,047

--------
* Mr. Foley resigned from the Board of Directors effective November 6, 1997 to become the United States Ambassador to Japan.

  Shareholders also acted upon the following proposal at the Annual Meeting:

  Elected Coopers & Lybrand L.L.P. the company's independent accountants for the fiscal year ending April 29, 1998. Votes totaled 322,879,487 for; 740,848 against; and 1,394,018 abstentions.


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

        10. Employment Agreement between H. J. Heinz Company and
            Daniel J. O'Neill.

        11. Computation of net income per share.

        27. Financial Data Schedule.

  (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended October 29, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: December 12, 1997                             /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: December 12, 1997                          /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)