Form 10-Q
period 1998-01-28
HEINZ H J CO
filed 1998-03-13
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ----------------

FOR THE NINE MONTHS ENDED JANUARY 28, 1998         COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)


               PENNSYLVANIA                                   25-0542520
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

 600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                      15219
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

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 28, 1998, was 365,679,947 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                               January 28, 1998 January 29, 1997
                                               ---------------- ----------------
                                                   FY 1998          FY 1997
                                                          (Unaudited)
                                                     (In Thousands, Except
                                                      per Share Amounts)
Sales........................................     $6,733,386       $6,910,356
Cost of products sold........................      4,196,835        4,418,924
                                                  ----------       ----------
Gross profit.................................      2,536,551        2,491,432
Selling, general and administrative expenses.      1,369,517        1,445,107
                                                  ----------       ----------
Operating income.............................      1,167,034        1,046,325
Interest income..............................         23,004           28,701
Interest expense.............................        190,956          204,481
Other expense, net...........................         31,829           27,117
                                                  ----------       ----------
Income before income taxes...................        967,253          843,428
Provision for income taxes...................        346,930          311,991
                                                  ----------       ----------
Net income...................................     $  620,323       $  531,437
                                                  ==========       ==========
Net income per share--diluted................     $     1.66       $     1.42
                                                  ==========       ==========
Average shares for net income per share--
diluted......................................        373,509          374,279
                                                  ==========       ==========
Net income per share--basic..................     $     1.69       $     1.45
                                                  ==========       ==========
Average shares for net income per share--
basic........................................        366,403          367,465
                                                  ==========       ==========
Cash dividends per share.....................     $      .92       $  .84 1/2
                                                  ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months     Three Months
                                                    Ended            Ended
                                               January 28, 1998 January 29, 1997
                                               ---------------- ----------------
                                                   FY 1998          FY 1997
                                                          (Unaudited)
                                                     (In Thousands, Except
                                                      per Share Amounts)
Sales........................................     $2,236,034       $2,307,538
Cost of products sold........................      1,379,218        1,459,249
                                                  ----------       ----------
Gross profit.................................        856,816          848,289
Selling, general and administrative expenses.        512,776          502,998
                                                  ----------       ----------
Operating income.............................        344,040          345,291
Interest income..............................          7,462            8,324
Interest expense.............................         64,848           70,496
Other expense, net...........................         18,041            6,436
                                                  ----------       ----------
Income before income taxes...................        268,613          276,683
Provision for income taxes...................         80,457          102,296
                                                  ----------       ----------
Net income...................................     $  188,156       $  174,387
                                                  ==========       ==========
Net income per share--diluted................     $      .50       $      .47
                                                  ==========       ==========
Average shares for net income per share--
diluted......................................        373,509          374,279
                                                  ==========       ==========
Net income per share--basic..................     $      .51       $      .47
                                                  ==========       ==========
Average shares for net income per share--
basic........................................        366,403          367,465
                                                  ==========       ==========
Cash dividends per share.....................     $  .31 1/2       $      .29
                                                  ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               January 28, 1998 April 30, 1997*
                                               ---------------- ---------------
                                                   FY 1998          FY 1997
                                                 (Unaudited)
                                                    (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.....................    $  195,979      $  156,986
Short-term investments, at cost which
  approximates market.........................        12,435          31,451
Receivables, net..............................     1,037,415       1,118,874
Inventories...................................     1,446,611       1,432,511
Prepaid expenses and other current assets.....       207,606         273,284
                                                  ----------      ----------
  Total current assets........................     2,900,046       3,013,106
                                                  ----------      ----------
Property, plant and equipment.................     4,060,852       4,380,598
Less accumulated depreciation.................     1,728,564       1,901,378
                                                  ----------      ----------
  Total property, plant and equipment, net....     2,332,288       2,479,220
                                                  ----------      ----------
Goodwill, net.................................     1,764,200       1,803,552
Other intangibles, net........................       617,068         627,096
Other non-current assets......................       514,188         514,813
                                                  ----------      ----------
  Total other non-current assets..............     2,895,456       2,945,461
                                                  ----------      ----------
  Total assets................................    $8,127,790      $8,437,787
                                                  ==========      ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 28, 1998 April 30, 1997*
                                                ---------------- ---------------
                                                    FY 1998          FY 1997
                                                  (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...............................     $  402,361      $  589,893
Portion of long-term debt due within one year.         13,382         573,549
Accounts payable..............................        791,274         865,154
Salaries and wages............................         74,007          64,836
Accrued marketing.............................        185,721         164,354
Accrued restructuring costs...................        127,259         210,804
Other accrued liabilities.....................        302,566         315,662
Income taxes..................................        153,861          96,163
                                                   ----------      ----------
  Total current liabilities...................      2,050,431       2,880,415
                                                   ----------      ----------
Long-term debt................................      2,925,537       2,283,993
Deferred income taxes.........................        247,462         265,409
Non-pension postretirement benefits...........        208,005         211,500
Other.........................................        364,342         356,049
                                                   ----------      ----------
  Total long-term debt and other liabilities..      3,745,346       3,116,951
                                                   ----------      ----------
Shareholders' Equity:
Capital stock.................................        107,988         108,015
Additional capital............................        245,917         175,811
Retained earnings.............................      4,323,938       4,041,285
Cumulative translation adjustments............       (364,110)       (210,864)
                                                   ----------      ----------
                                                    4,313,733       4,114,247
Less:
 Treasury shares at cost (65,612,637 shares at
  January 28, 1998 and 63,912,463 shares
  at April 30, 1997)..........................      1,940,798       1,629,501
 Unfunded pension obligation..................         25,376          26,962
 Unearned compensation relating to the ESOP...         15,546          17,363
                                                   ----------      ----------
  Total shareholders' equity..................      2,332,013       2,440,421
                                                   ----------      ----------
  Total liabilities and shareholders' equity..     $8,127,790      $8,437,787
                                                   ==========      ==========

*Summarized from audited fiscal year 1997 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                              January 28, 1998 January 29, 1997
                                              ---------------- ----------------
                                                  FY 1998          FY 1997
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 554,715        $ 434,858
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (258,421)        (277,681)
  Acquisitions, net of cash acquired.........     (136,351)        (179,627)
  Proceeds from sale of Ore-Ida frozen
   foodservice foods business................      490,739               --
  Purchases of short-term investments........     (857,067)        (951,912)
  Sales and maturities of short-term
   investments...............................      880,710          962,226
  Other items, net...........................       28,864           25,741
                                                 ---------        ---------
    Cash provided by (used for) investing
     activities..............................      148,474         (421,253)
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt...............        3,934           45,185
  Payments on long-term debt.................     (563,065)        (100,049)
  Proceeds from commercial paper and short-
   term borrowings, net......................      481,438          468,693
  Dividends..................................     (337,670)        (310,239)
  Purchases of treasury stock................     (480,306)        (208,281)
  Exercise of stock options..................      170,598          105,589
  Other items, net...........................       77,549           27,384
                                                 ---------        ---------
    Cash (used for) provided by financing
     activities..............................     (647,522)          28,282
                                                 ---------        ---------
Effect of exchange rate changes on cash and
 cash equivalents............................      (16,674)          (7,068)
                                                 ---------        ---------
Net increase in cash and cash equivalents....       38,993           34,819
Cash and cash equivalents at beginning of
 year........................................      156,986           90,064
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 195,979        $ 124,883
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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                 January 28, 1998 April 30, 1997
                                                 ---------------- --------------
                                                     (Thousands of Dollars)
      Finished goods and work-in-process........    $1,090,218      $1,040,104
      Packaging material and ingredients........       356,393         392,407
                                                    ----------      ----------
                                                    $1,446,611      $1,432,511
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

(6) On June 30, 1997, the company completed the sale of its Ore-Ida frozen foodservice foods business to McCain Foods Limited of New Brunswick, Canada. The transaction resulted in a pretax gain of approximately $96.6 million ($0.14 per diluted share), and was recorded as an offset to selling, general and administrative expenses. The transaction included the sale of the company's Ore-Ida appetizer, pasta and potato foodservice business and five of the Ore-Ida plants that manufacture the products. The Ore-Ida frozen foodservice foods business contributed approximately $525 million in net sales for fiscal 1997. This sale was an essential part of Project Millennia as it will allow the company to focus its efforts on the Ore-Ida retail frozen potato and pasta business, and on the frozen retail snacks business. The sale is not expected to have an adverse impact on the company's results of operations.

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

    On July 21, 1997, the company announced that it had acquired a majority interest in a joint venture with Tiger Oats Limited of Johannesburg, South Africa. The new company is known as Pet Products (Pty) Limited with its headquarters in Cape Town. Pet Products manufactures and markets pet food brands formerly owned exclusively by Tiger Oats. These brands include Dogmor, Husky, Pamper and Catmor.

     On August 28, 1997, the company acquired a majority interest in one of Poland's leading food processors, Pudliszki S.A. Pudliszki is the largest ketchup producer in Poland and also markets tomato concentrate, canned vegetables and cooking sauces.

     On November 7, 1997, the company acquired the single-serve foodservice business of CPC (United Kingdom) Ltd. and its Frank Cooper's brand. Along with its flagship brand, Frank Cooper's, this business offers single-serve sauces, dressings, and jams and jellies under the names Oxford, Vintage, Adpac and Berry Hill.

     During the current year the company also made other acquisitions, primarily in the Asia/Pacific region.

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

 (8) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At January 28, 1998, the company had $2.01 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt.

     On January 14, 1998, the company issued $250 million of 5.75% five-year notes in the international capital markets. The transaction closed on February 3, 1998 and the proceeds were used to repay domestic commercial paper.

 (9) On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share.

(10) On September 10, 1997, the company's board of directors authorized the repurchase of additional shares of its common stock, par value $0.25 per share. As of January 28, 1998, there is authorization to repurchase up to
     11.6 million shares.

(11) In the third quarter, the company adopted SFAS No. 128, "Earnings per Share" which requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is calculated by dividing earnings attributable to common shares by average common shares outstanding, while diluted earnings per share include all dilutive securities or other contracts that may entitle its holder to obtain common stock, in the divisor.

  The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of Statement 128. Previously reported earnings per share amounts have been restated, as necessary, to conform to Statement 128 requirements.

                                   Three Months Ended       Nine Months Ended
                                 ----------------------- -----------------------
                                 January 28, January 29, January 28, January 29,
                                    1998        1997        1998        1997
                                 ----------- ----------- ----------- -----------
                                   FY 1998     FY 1997     FY 1998     FY 1997
                                    (In Thousands, Except per Share Amounts)
   Net income per share--basic:
     Net income................   $188,156    $174,387    $620,323    $531,437
     Preferred dividends.......          9          10          28          32
                                  --------    --------    --------    --------
     Net income applicable to
      common stock.............   $188,147    $174,377    $620,295    $531,405
                                  ========    ========    ========    ========
     Average common shares
      outstanding--basic.......    366,403     367,465     366,403     367,465
                                  ========    ========    ========    ========
     Net income per share--
      basic....................   $   0.51    $   0.47    $   1.69    $   1.45
                                  ========    ========    ========    ========
   Net income per share--
    diluted:
     Net income................   $188,156    $174,387    $620,323    $531,437
                                  ========    ========    ========    ========
     Average common shares
      outstanding..............    366,403     367,465     366,403     367,465
     Effect of dilutive
      securities:
       Convertible preferred
        stock..................        304         345         304         345
       Stock options...........      6,802       6,469       6,802       6,469
                                  --------    --------    --------    --------
     Average common shares
      outstanding--diluted.....    373,509     374,279     373,509     374,279
                                  ========    ========    ========    ========
       Net income per share--
        diluted................   $   0.50    $   0.47    $   1.66    $   1.42
                                  ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            NINE MONTHS ENDED JANUARY 28, 1998 AND JANUARY 29, 1997

  H. J. Heinz Company announced its largest-ever reorganization plan in the fourth quarter of Fiscal 1997. This reorganization and restructuring program ("Project Millennia") is designed to strengthen the company's core businesses and improve the company's profitability and global growth.

  On June 30, 1997, the company completed the sale of its Ore-Ida frozen foodservice business to McCain Foods Limited. The transaction resulted in a pretax gain of approximately $96.6 million ($0.14 per diluted share), and was recorded as an offset to selling, general and administrative expenses. This sale was an essential part of Project Millennia as it will allow the company to focus its efforts on the Ore-Ida retail frozen potato and pasta business, and on the frozen retail snacks business. In addition, the company has announced the closure or sale of 23 plants worldwide, with another 2 to be announced.

  During the first nine months of Fiscal 1998, the company incurred non-recurring costs related to the ongoing implementation of Project Millennia of $60.4 million pretax ($0.10 per diluted share). These non-recurring costs consist primarily of relocation, training, consulting and start-up costs. In the fourth quarter of the fiscal year, the company expects additional non-recurring costs associated with the implementation of Project Millennia of between $0.04 and $0.05 per share.

RESULTS OF OPERATIONS

  For the nine months ended January 28, 1998, sales decreased $177.0 million, or 2.6%, to $6,733.4 million from $6,910.4 million recorded in the same period a year ago. The sales decrease resulted from divestitures of 6.3% and the unfavorable effect of foreign exchange translation rates of 3.0%; partially offset by acquisitions of 3.4%, volume gains of 1.7% and favorable price of 1.6%. Domestic operations provided 53.2% of the current period's sales compared to 55.4% in the same period last year.

  During the first nine months of Fiscal 1998, the company acquired John West Foods Limited in Europe, a majority interest in Pudliszki S.A., one of Poland's top food processors, and other small acquisitions. Fiscal 1997 acquisitions impacting the period-to-period sales dollar comparison include substantially all of the pet food businesses of Martin Feed Mills Limited in Canada, the canned beans and pasta business of Nestle Canada, Inc. and other small acquisitions, primarily in the Asia/Pacific region. The sales impact of these acquisitions was more than offset by divestitures, primarily the Ore-Ida frozen foodservice business and the New Zealand ice cream business.

  Volume increases recorded in seafood, sauces and pastes, weight loss classroom activities, bakery products and retail frozen potatoes were partially offset by a volume decline in pet food.

  Price increases recorded in retail ketchup, infant food, pet food and seafood were partially offset by a price decrease in frozen entrees.

  Foreign currencies declined against the U.S. dollar, decreasing sales by 3.0%. This decrease came primarily from sales in Italy and the Asia/Pacific region.

  Gross profit increased $45.1 million to $2,536.6 million from $2,491.4 million a year ago. The ratio of gross profit to sales increased to 37.7% from 36.1%. In the current period, gross profit was unfavorably impacted by non-recurring costs related to the ongoing implementation of Project Millennia. Gross profit in the prior period was favorably impacted by a gain on the sale of real estate, partially offset by restructuring and related costs. Excluding these non-recurring items in both periods, gross profit would have increased $79.5 million and the gross profit ratio would have increased to 38.1% from 35.9%. The current year's gross profit and gross profit ratio were favorably impacted by price increases and reduced trade allowances which resulted from the discontinuance of inefficient end-of-quarter trade promotions, cost savings resulting from Project Millennia and a favorable product mix.

  Operating income increased $120.7 million, or 11.5%, to $1,167.0 million from $1,046.3 million for the same period last year. In the current period, operating income was favorably impacted by the gain on the sale of the Ore-Ida frozen foodservice business, partially offset by non-recurring costs related to the ongoing implementation of Project Millennia. Operating income in the prior period was unfavorably impacted by restructuring and related costs, partially offset by a gain on the sale of real estate. Excluding these non-recurring items in both periods, operating income would have increased $76.0 million, or 7.2%, to $1,130.8 million from $1,054.8 million. The increase in operating income, excluding the effects of these non-recurring items in both periods, is primarily due to the increase in gross profit as SG&A expenses were relatively flat period-to-period. Unfavorable foreign exchange translation rates reduced operating income by $32.0 million or 3.1%.

  Interest expense decreased $13.5 million to $191.0 million from $204.5 million in the comparable period a year ago primarily due to lower average borrowings.

  Other expenses increased $4.7 million to $31.8 million from $27.1 million in the prior period, primarily due to currency losses in the Asia/Pacific region.

  The effective tax rate for the current nine-month period was 35.9% compared to 37.0% for the same period last year. The current period's effective rate reflected the benefits of recent tax legislation in Italy and the United Kingdom, partially offset by a significantly higher tax rate associated with the sale of Ore-Ida's frozen foodservice business. Excluding these items, the effective tax rate for the nine-month period would be 37.0%, the same as the prior year's comparable period. The current rate reflects a reduction in the effective rate for the year as a result of foreign tax planning.

  Net income for the first nine months was $620.3 million compared to $531.4 million for the same period last year. Diluted earnings per share was $1.66 compared to $1.42 a year ago and basic earnings per share was $1.69 compared to $1.45 a year ago. Excluding the non-recurring items noted above, net income would have increased 12.8% to $605.2 million from $536.5 million a year ago; diluted earnings per share would have increased 13.3% to $1.62 from $1.43 a year ago; and basic earnings per share would have increased 13.0% to $1.65 from $1.46 a year ago.

           THREE MONTHS ENDED JANUARY 28, 1998 AND JANUARY 29, 1997

RESULTS OF OPERATIONS

  For the three months ended January 28, 1998, sales decreased $71.5 million, or 3.1%, to $2,236.0 million from $2,307.5 million recorded in the same period a year ago. The sales decrease resulted from the impact of divestitures of 7.2% and the unfavorable effect of foreign exchange translation rates of 4.8%; partially offset by volume gains of 4.3%, acquisitions of 3.3% and favorable price of 1.3%. Domestic operations provided 53.1% of the current period's sales compared to 53.6% in the same period last year.

  Volume increases occurred in seafood, retail ketchup, retail frozen potatoes, sauces and pastes, infant food, frozen entrees and weight loss classroom activities; partially offset by decreases in pet food and soups.

  Acquisitions impacting the quarter-to-quarter sales dollar comparison included John West Foods Limited in Europe, a majority interest in Pudliszki S.A., one of Poland's top food processors and other small acquisitions. The sales impact of these acquisitions was more than offset by divestitures, primarily the Ore-Ida frozen foodservice business and the New Zealand ice cream business.

  Price increases recorded in retail ketchup and infant food were partially offset by a decrease in frozen entrees.

  Foreign currencies declined against the U.S. dollar, decreasing sales by 4.8%. This decrease came primarily from sales in Italy and the Asia/Pacific region.

  Gross profit increased $8.5 million to $856.8 million from $848.3 million a year ago. The ratio of gross profit to sales increased to 38.3% from 36.8%. In the current period, gross profit was unfavorably impacted by non-recurring costs related to the ongoing implementation of Project Millennia. Gross profit in the prior period was favorably impacted by a gain on the sale of real estate, partially offset by restructuring and related costs. Excluding the non-recurring items in both periods, gross profit would have increased $32.3 million and the gross profit ratio would have increased to 39.0% from 36.4%. The current quarter's gross profit and gross profit ratio were favorably impacted by price increases and reduced trade allowances which resulted from the discontinuance of inefficient end-of-quarter trade promotions, cost savings resulting from Project Millennia and a favorable product mix.

  Operating income decreased $1.3 million to $344.0 million from $345.3 million for the same quarter last year. In the current quarter, operating income was unfavorably impacted by non-recurring costs related to the ongoing implementation of Project Millennia of $29.4 million pretax ($0.05 per diluted share). Operating income in the same quarter last year was unfavorably impacted by a pretax charge of $18.1 million ($0.03 per diluted share) for restructuring and related costs, partially offset by a pretax gain of $13.2 million ($0.02 per diluted share) on the sale of real estate. Excluding the non-recurring items in both periods, operating income increased $23.2 million, or 6.6%, to $373.4 million from $350.2 million. The increase in operating income, excluding the effects of these non-recurring items in both periods, is primarily due to the increase in gross profit as SG&A expenses were relatively flat quarter-to-quarter. Unfavorable foreign exchange translation rates reduced operating income by $16.0 million or 4.6%.

  Interest expense decreased $5.6 million to $64.8 million from $70.5 million in the third quarter a year ago primarily due to lower average borrowings.

  Other expenses increased $11.6 million to $18.0 million from $6.4 million in the same quarter last year, primarily due to currency losses in the Asia/Pacific region.

  The effective tax rate for the third quarter was 30.0%, which included a benefit from recent tax legislation in Italy and a reduction in the full-year projected tax rate as noted in the nine-month discussion above.

  Net income for the current quarter was $188.2 million compared to $174.4 million for the same quarter last year. Diluted earnings per share was $0.50 compared to $0.47 a year ago and basic earnings per share was $0.51 compared to $0.47 a year ago. Excluding the non-recurring items noted above, net income would have increased 16.6% to $206.7 million from $177.2 million a year ago; diluted earnings per share would have increased 14.6% to $0.55 from $0.48 a year ago; and basic earnings per share would have increased 16.7% to $0.56 from $0.48 a year ago.

LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $554.7 million for the nine month period ended January 28, 1998 compared to $434.9 million last year.

  Cash provided by investing activities totaled $148.5 million compared to requiring $421.3 million last year. Cash provided by divestitures in the current period totaled $490.7 million, due to the sale of the Ore-Ida frozen foodservice business. Acquisitions in the current period required $136.4 million, due mainly to the purchases of John West Foods Limited in Europe, the single-serve foodservice business of CPC (United Kingdom) and its Frank Cooper's brand, a majority interest in Pudliszki S.A. of Poland, a majority interest in a pet food joint venture with Tiger Oats Limited of Johannesburg, South Africa and other acquisitions, primarily in the Asia/Pacific region. Acquisitions in the prior year's comparable period totaled $179.6 million, due mainly to the purchases of substantially all of the pet food businesses of Martin Feed Mills Limited in Canada, the assets of the canned beans and pasta business of Nestle Canada Inc., Shortland Cannery Limited in New Zealand, and Southern Country Foods Ltd. in Australia. Purchases of property, plant and equipment totaled $258.4 million in the current period compared to $277.7 million a year ago.

  In the current period, $647.5 million was applied to financing activities while financing activities provided $28.3 million a year ago. Treasury stock purchases totaled $480.3 million (10.2 million shares) versus $208.3 million (6.2 million shares) in the prior year's first nine months. Payments on long-term debt totaled $563.1 million for the current period compared to $100.0 million last year. Dividend payments totaled $337.7 million compared to $310.2 million a year ago. Proceeds from long-term debt provided $3.9 million compared to $45.2 million in the prior period. Stock options exercised provided $170.6 million in the current period versus $105.6 million in the prior year's comparable period. Net proceeds from commercial paper and short-term borrowings provided $481.4 million compared to $468.7 million in the prior period.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. As of January 28, 1998, the company had $2.01 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 30, 1997, the company had $1.35 billion of domestic commercial paper outstanding and classified as long-term debt. The company continues to evaluate long-term financing vehicles in order to reduce short-term variable interest rate debt.

  On September 10, 1997, the company's board of directors raised the quarterly dividend on the company's common stock to $0.31 1/2 per share from $0.29 per share, for an indicated annual rate of $1.26 per share. On March 11, 1998, the company's board of directors declared the quarterly dividend on the company's common stock of $0.31 1/2 per share payable on April 10, 1998 to shareholders of record at the close of business on March 23, 1998.

  On September 10, 1997, the company's board of directors authorized the repurchase of additional shares of its common stock, par value $0.25 per share. As of January 28, 1998 there is authorization to repurchase 11.6 million shares.

  On January 14, 1998, the company issued $250 million of 5.75% five-year notes in the international capital markets. The transaction closed on February 3, 1998 and the proceeds were used to repay domestic commercial paper.

  In the third quarter, the company adopted SFAS No. 128, "Earnings per Share" which requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is calculated by dividing earnings attributable to common shares by average common shares outstanding, while diluted earnings per share include all dilutive securities or other contracts that may entitle its holder to obtain common stock, in the divisor.

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

      10. Service Agreement between H. J. Heinz Company and
          Anthony J. F. O'Reilly.

      27. Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended January 28, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: March 13, 1998                                /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: March 13, 1998                             /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)