Form 10-K
period 1998-04-29
HEINZ H J CO
filed 1998-07-24
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended April 29, 1998
                                      or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of June 30, 1998 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$19,292,688,181.

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1998, was 362,050,565 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Shareholders for the fiscal year ended April 29, 1998 are incorporated into Part I, Items 1 and 3; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

  Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                    PART I

ITEM 1. BUSINESS.

  H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup and sauces/condiments, pet food, tuna and other seafood products, baby food, frozen potato products, soup (canned and frozen), lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts and other products), beans, pasta, bakery products, full calorie frozen dinners and entrees, chicken, vegetables and fruits (frozen and canned), frozen pizza and pizza components, coated products, meats, edible oils, pickles, vinegar, nutritional/performance drinks, margarine/shortening, juices and other processed food products. The Company operates principally in one segment of business--processed food products--which represents more than 90% of consolidated sales. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

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

                                                                 1998  1997  1996
                                                                 ----  ----  ----
     Ketchup, sauces and other condiments.......................  19%   18%   19%
     Pet food...................................................  14    13    12
     Tuna and other seafood products............................  12     9     9
     All other classes of products, none of which accounts
      for 10% or more of consolidated sales.....................  55    60    60
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  The Company manufactures its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a substantial portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and other fruits and vegetables are generally purchased on the open market.

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

  The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, and the Company's voluntary policy and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations. Congress passed the International Dolphin Conservation Program Act ("IDCPA") on August 15, 1997, which if ratified by other nations, will become effective on January 1, 1999. If the IDCPA becomes effective, it may modify the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revise the definition of "dolphin safe", depending on the results of a study to be conducted between October 1, 1997 and March 1, 1999 on the effect of the encirclement of dolphins in the course of purse seine fishing for yellowfin tuna in the eastern tropical Pacific Ocean. Revision of the definition of "dolphin safe" and modification of the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean is not expected to have a material effect on the Company's operations.

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

  The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, central and eastern Europe, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "Ore-Ida" for frozen retail potato products, "Bagel Bites" for pizza snack products, "Moore's" for retail coated vegetables, "Rosetto" for frozen pasta products, "Earth's Best" for baby food and "Dyna Bites" and "Cheese Bites" for retail snack products, all of which are marketed in the United States. "9 Lives" and "Pounce" are used for cat foods, "Kibbles N' Bits", "Ken-L-Ration", "Reward" and "IVD" for dog food, "Jerky Treats", "Meaty Bone", "Snausages" and "Pup-Peroni" for dog snacks, and "Nature's Recipe" for dog and cat foods, most of which are marketed in the United States and Canada. "Amore" is used for cat foods, "Kozy Kitten" for canned cat foods, "Cycle", "Gravy Train", "Skippy Premium", "Recipe" and "Vets" for dog food, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, both of which are marketed in the United States and Canada. "Pablum" is used for baby food products marketed in Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Teddy" and "Fattoria Scaldasole" for yogurt, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mareblu" for tuna, "Mr. Foody" for table and kitchen sauces, "Bi-Aglut", "Aproten", "Polial" and "Dialibra" for nutraceutical products, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "John West" is used for tuna, salmon and other products in the United Kingdom and other European countries. The "Frank Coopers" brand is used for single-serve foodservice products in the United Kingdom. The "Pudliszki" and "Kecskemet" trademarks are used for tomato based and other vegetable products in Poland and the Czech Republic. The "Sunar" trademark is used for infant feeding products in the Czech Republic. "Wattie's" is used for various grocery products and frozen foods, "Tegel" for poultry products, "Chef" and "Champ" for cat and dog foods and "Craig's" for jams and marmalades, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Bruno" and "Winna" are used for petfood in New Zealand. "Hellaby", "Hamper", "Tom Piper Imperial", "Pacific", "Crown", "Hellabys" and "Oak" are used for canned meats in New Zealand, Australia and the Asia/Pacific region. "Farley's" and "Farex" are used for baby food products marketed in Europe, Canada, India, Australia and New Zealand. "Glucon D" and "Complan" are used for nutritional drink mixes marketed in the United Kingdom and India and in the case of "Complan" also Latin America and New Zealand. "Ganave" is used for pet food in Argentina. "N/R Original Recipe" is used for dog and cat foods marketed in various European countries and "Medi-Cal" is used for dog and cat foods in Canada and Japan. "Techni-cal" is used for dog and cat foods in Canada, certain European countries, Argentina, Chile, Hong Kong, Japan and South Africa. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. "Budget Gourmet" is used for frozen entrees. The Company also markets certain products under other trademarks and brand names and under private labels.

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

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 1999 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

  The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

  The Company employed, on a full-time basis as of April 29, 1998, approximately 40,500 persons around the world.

  Financial segment information by major geographic area for the most recent three fiscal years is set forth on page 34 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998. Such information is incorporated herein by reference.

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

                          FORWARD-LOOKING STATEMENTS

  Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Exchange Act with regard to oral and written forward-looking statements made from time to time including, but not limited to, the forward-looking statements contained in the Letter from the Chairman and the Letter from the President and CEO (pages 2 to 7 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998), Management's Discussion and Analysis (pages 25 to 34 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998) and statements set forth in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and financial performance. The factors identified by the Company include, among other things, the following: general economic and business conditions in the domestic and global markets; actions of competitors, including competitive pricing; changes in consumer preferences and spending patterns; changes in social and demographic trends; changes in laws and regulations, including changes in taxation and accounting standards; foreign economic conditions, including currency exchange rate fluctuations; interest rate fluctuations; the effects of changing prices for the raw materials used by the Company; and the effectiveness of the Company's marketing, advertising and promotional programs.

ITEM 2. PROPERTIES.

  The Company has 32 food processing plants in the United States and its possessions, of which 26 are owned and six are leased, as well as 64 food processing plants outside of the United States, of which 56 are owned and eight are leased, including eight in New Zealand, eight in Canada, six in South Africa, five in the United Kingdom, five in Australia, four in Italy, three in Venezuela, two in Spain, two in Greece, two in Portugal, two in Zimbabwe, and one in each of Argentina, Botswana, the Czech Republic, Ecuador, France, Ghana, Hungary, India, Ireland, Japan, Netherlands, People's Republic of China, Republic of Korea, Poland, Russia, Seychelles and Thailand. The Company also leases two can-making factories in the United States and its possessions. The Company and certain of its subsidiaries also own or lease office space, warehouses, distribution centers and research and other facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

ITEM 3. LEGAL PROCEEDINGS.

  With respect to the antitrust litigation against the Company and its two principal competitors in the United States baby food industry which was previously reported in the Company's Annual Report on Form 10-K, see Note 15 to the Consolidated Financial Statements on page 56 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998, which is incorporated herein by reference. The Company continues to believe that all of the suits and claims are without merit and is defending itself vigorously against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 10, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 8, 1998.

                                            Positions and Offices Held with the Company and
                        Age (as of                     Principal Occupations or
        Name        September 8, 1998)             Employment During Past Five Years
        ----        ------------------             ---------------------------------
 William R. Johnson         49         President and Chief Executive Officer of H. J.
                                       Heinz Company since April 30, 1998; President and
                                       Chief Operating Officer from June 12, 1996 until
                                       April 29, 1998; Senior Vice President from
                                       September 8, 1993 until June 12, 1996; President
                                       and Chief Executive Officer of Star-Kist Foods,
                                       Inc. from September 8, 1993 until June 12, 1996.
 Daniel J. O'Neill          46         Executive Vice President of H. J. Heinz Company and
                                       President and Chief Executive Officer of Star-Kist
                                       Foods, Inc. from January 6, 1997; Vice President of
                                       Campbell Soup Company from January 1994 to
                                       January 5, 1997; Group Vice President of S. C.
                                       Johnson & Son, Inc. from January 1990 to January
                                       1994.
 Paul F. Renne              55         Executive Vice President and Chief Financial
                                       Officer of H. J. Heinz Company since June 11, 1997;
                                       Senior Vice President--Finance and Chief Financial
                                       Officer from September 13, 1996 to June 11, 1997;
                                       Vice President--Treasurer from October 1, 1986 to
                                       September 13, 1996.

                                             Positions and Offices Held with the Company and
                         Age (as of                     Principal Occupations or
        Name         September 8, 1998)             Employment During Past Five Years
        ----         ------------------             ---------------------------------
 Malcolm Ritchie             44         Executive Vice President and President--Europe of
                                        H. J. Heinz Company since May 1, 1998; Vice
                                        President of European Grocery and Foodservice--H.
                                        J. Heinz Company, Ltd. from May 1, 1997 to May 1,
                                        1998; Managing Director of H. J. Heinz Company,
                                        Ltd. from August 15, 1994 to May 1, 1997; Chief
                                        Executive of Hillsdown European Ambient Foods
                                        Group--Hillsdown Holdings plc from March 1993 to
                                        July 1994.
 William C. Springer         58         Executive Vice President of H. J. Heinz Company
                                        since June 12, 1996 and in charge of Heinz U.S.A.,
                                        Heinz Canada, Weight Watchers International and
                                        Heinz Bakery Products; Senior Vice President from
                                        September 8, 1993 until June 12, 1996; President--
                                        Heinz North America from June 1992 until September
                                        1993.
 Richard H. Wamhoff          52         Executive Vice President--Global
                                        Manufacturing/Supply Chain and Frozen Foods of H.
                                        J. Heinz Company since May 1, 1998 and President
                                        and Chief Executive Officer--Ore-Ida Foods, Inc.
                                        from May 1, 1993.
 David R. Williams           55         Executive Vice President of H. J. Heinz Company
                                        since June 12, 1996 and in charge of Heinz
                                        operations in Latin America, India, Pakistan,
                                        southern Africa and the Pacific Rim; Executive Vice
                                        President--Finance and Chief Financial Officer from
                                        June 12, 1996 to September 13, 1996; Senior Vice
                                        President--Finance and Chief Financial Officer from
                                        August 1, 1992 until June 12, 1996.
 Michael J. Bertasso         48         Senior Vice President--Strategy, Process and
                                        Business Development of H. J. Heinz Company since
                                        May 1, 1998; Executive Vice President--Star-Kist
                                        Foods, Inc. from July 1, 1996 to May 1, 1998; Chief
                                        Cost Officer--Star-Kist Foods, Inc. from May 1,
                                        1995 to July 1, 1996; Vice President Purchasing &
                                        Logistics--Star-Kist Foods, Inc. from November 1,
                                        1988 to May 1, 1995.
 Lawrence J. McCabe          63         Senior Vice President, General Counsel and
                                        Secretary of H. J. Heinz Company since November 1,
                                        1997; Senior Vice President--General Counsel from
                                        June 12, 1991 to October 30, 1997.
 D. Edward I. Smyth          48         Senior Vice President--Corporate and Government
                                        Affairs of H. J. Heinz Company since May 1, 1998;
                                        Vice President--Corporate Affairs from March 14,
                                        1990 to May 1, 1998.
 William C. Goode            57         Vice President and Chief Administrative Officer of
                                        H. J. Heinz Company since May 1, 1998; Vice
                                        President--Operations of Heinz Pet Products from
                                        October 1, 1996 until April 30, 1997; Vice
                                        President--Human Resources & Quality Systems of
                                        Star-Kist Foods, Inc. from May 1, 1993 until
                                        September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information relating to the Company's common stock is set forth beginning on page 33 under the caption "Stock Market Information" and on page 55 in Note 14, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1994 through 1998. All amounts are in thousands except per share data. Prior years per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.

                                           Fiscal year ended
                         ---------------------------------------------------------------
                         April 29,     April 30,       May 1,        May 3,   April 27,
                            1998          1997          1996          1995       1994
                         (52 Weeks)    (52 Weeks)    (52 Weeks)    (53 Weeks) (52 Weeks)
                         ----------    ----------    ----------    ---------- ----------
Sales................... $9,209,284    $9,357,007    $9,112,265    $8,086,794 $7,046,738
Interest expense........    258,616       274,746       277,411       210,585    149,243
Net income..............    801,566       301,871       659,319       591,025    602,944
Net income per share--
 diluted................       2.15          0.81          1.75          1.58       1.56
Net income per share--
 basic..................       2.19          0.82          1.79          1.61       1.59
Short-term debt and
 current portion
 of long-term debt......    339,626     1,163,442     1,082,169     1,074,291    439,701
Long-term debt,
 exclusive of
 current portion........  2,768,277     2,283,993     2,281,659     2,326,785  1,727,002
Total assets............  8,023,421     8,437,787     8,623,691     8,247,188  6,381,146
Cash dividends per
common share............      1.23 1/2      1.13 1/2      1.03 1/2       0.94       0.86

  Results recorded in 1998 include non-recurring costs of $84.1 million pre-tax ($0.14 per share) related to the implementation of Project Millennia, offset by the gain on the sale of the Ore-Ida frozen foodservice business, $96.6 million pretax ($0.14 per share). See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 43 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

  Results recorded in 1997 include a pretax charge for restructuring and related costs of $647.2 million ($1.09 per share). See Note 4 to the Consolidated Financial Statements beginning on page 43 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998. These charges were partially offset by gains recognized on the sale of the New Zealand ice cream business, $72.1 million pretax ($0.12 per share) and real estate in the United Kingdom, $13.2 million pretax ($0.02 per share). See Notes 3 and 14 to the Consolidated Financial Statements beginning on pages 43 and 55, respectively, of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

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

Note: In the third quarter of Fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Previously reported earnings per share amounts have been restated, as necessary, to conform to Statement No. 128 requirements. All earnings per share amounts are presented on a diluted basis unless otherwise noted. See Notes 1 and 13 to the Consolidated Financial Statements beginning on pages 39 and 55, respectively, of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This information is set forth in the Management's Discussion and Analysis section on pages 25 through 34 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998. Such information is incorporated herein by reference.

  Subsequent to the end of fiscal year 1998, on July 6, 1998, the Company purchased from Nabisco Inc. the College Inn brand of canned broths. This acquisition did not involve the purchase of any plants or equipment.

  Also subsequent to the end of fiscal year 1998, on July 15, 1998, the Company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  This information is set forth in the Management's Discussion and Analysis section on pages 31 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company and its subsidiaries as of April 29, 1998 and April 30, 1997 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the fiscal years ended April 29, 1998, April 30, 1997 and May 1, 1996 together with the related Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is nothing to be reported under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the Directors of the Company is set forth under the captions "Information Regarding Nominees for Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 8, 1998. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 1998. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 1998. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships and Agreements" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 1998. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998 are incorporated herein by reference:

          Consolidated Balance Sheets as of April 29, 1998 and April 30, 1997 Consolidated Statements of Income for the fiscal years ended April 29, 1998, April 30, 1997 and May 1, 1996
          Consolidated Statements of Retained Earnings for the fiscal years ended April 29, 1998, April 30, 1997, and May 1, 1996
          Consolidated Statements of Cash Flows for the fiscal years ended April 29, 1998, April 30, 1997, and May 1, 1996
          Notes to Consolidated Financial Statements
          Report of Independent Accountants of PricewaterhouseCoopers LLP dated June 15, 1998 on the Company's consolidated financial statements for the fiscal years ended April 29, 1998, April 30, 1997 and May 1, 1996

  (2)The following report and schedule is filed herewith as a part hereof:

          Report of Independent Accountants of PricewaterhouseCoopers LLP dated June 15, 1998 on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended April 29, 1998, April 30, 1997 and May 1, 1996

          Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 29, 1998, April 30, 1997, and May 1, 1996

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

    3(ii) The Company's By-Laws, as amended effective April 30, 1998.

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

          (a) The Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Reg. No. 333-48017) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated October 29, 1992, January 27, 1993, March 25, 1998 and July 16, 1998 relating to the Company's $300,000,000 6 3/4% Notes due 1999, $200,000,000 6 7/8% Notes
              due 2003, $300,000,000 6% Notes due 2008 and $250,000,000 6.375%
              Debentures due 2028, respectively.

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

      (c) Management contracts and compensatory plans:

           (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1995

          (ii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (iii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (iv) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990

           (v) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

          (vi) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

         (vii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

        (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

          (ix) H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

           (x) H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996

          (xi)   Employment Agreement between H. J. Heinz Company and Daniel
                 J. O'Neill is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the six months ended October 29, 1997

         (xii)   Service Agreement between H. J. Heinz Company and Anthony J.
                 F. O'Reilly is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998

        (xiii)   H. J. Heinz Company Deferred Compensation Plan for Directors

      13. Pages 25 through 57 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 29, 1998, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant.

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of PricewaterhouseCoopers LLP.

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

(b) During the last fiscal quarter of the period covered by this Report the Company filed a Current Report on Form 8-K dated March 25, 1998 relating its $300,000,000 6% Notes due 2008.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 1998.

                                                 H. J. HEINZ COMPANY
                                                     (Registrant)

                                                  /s/ Paul F. Renne
                                       By......................................
                                                    PAUL F. RENNE
                                               Executive Vice President
                                             and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 24, 1998.

          Signature                        Capacity
          ---------                        --------

   /s/ William R. Johnson
 .............................    President and
     WILLIAM R. JOHNSON          Chief Executive Officer
                                 (Principal Executive Officer)



      /s/ Paul F. Renne          Executive Vice President and
 .............................    Chief Financial Officer
        PAUL F. RENNE            (Principal Financial Officer)


   /s/ Edward J. McMenamin       Vice President-Corporate Controller
 .............................    (Principal Accounting Officer)
     EDWARD J. MCMENAMIN


Anthony J. F. O'Reilly  Director
William R. Johnson      Director
Nicholas F. Brady       Director
Candace K. Bryan        Director
Richard M. Cyert        Director
Edith E. Holiday        Director
Samuel C. Johnson       Director
Donald R. Keough        Director             /s/ Lawrence J. McCabe
Lawrence J. McCabe      Director By............................................
Paul F. Renne           Director               LAWRENCE J. MCCABE
Herman J. Schmidt       Director         Director and Attorney-in-Fact
Eleanor B. Sheldon      Director
William P. Snyder III   Director
William C. Springer     Director
S. Donald Wiley         Director
David R. Williams       Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
 H. J. Heinz Company:

  Our report on the consolidated financial statements of H. J. Heinz Company and Subsidiaries has been incorporated by reference in this Annual Report on Form 10-K from the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998 and appears on page 57 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 PricewaterhouseCoopers LLP

Pittsburgh, PA
June 15, 1998
                                ---------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the Registration Statements of H. J. Heinz Company on Form S-3 (Registration No. 333-48017) and Form S-8 (Registration Nos. 2-51719, 2-45120, 33-00390, 33-19639, 33-32563, 33-42015,
33-55777, 33-62623, 333-13849) of our reports dated June 15, 1998 on our audits of the consolidated financial statements and financial statement schedule of H. J. Heinz Company and Subsidiaries as of April 29, 1998 and April 30, 1997 and for the fiscal years ended April 29, 1998, April 30, 1997 and May 1, 1996 which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                                 PricewaterhouseCoopers LLP

Pittsburgh, PA
July 24, 1998

                                                                    SCHEDULE II
                     H. J. HEINZ COMPANY AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FISCAL YEARS ENDED APRIL 29, 1998, APRIL 30, 1997 AND MAY 1, 1996
                            (THOUSANDS OF DOLLARS)

                                          Additions
                                     -------------------
                          Balance at Charged to Charged               Balance at
                          beginning  costs and  to other                end of
    Description           of period   expenses  accounts Deductions     period
    -----------           ---------- ---------- -------- ----------   ----------
Fiscal year ended April
29, 1998:
  Reserves deducted in
   the balance sheet
   from
    the assets to which
   they apply:
    Receivables.........   $ 18,934   $ 4,934    $   --   $ 6,241(1)   $ 17,627
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  4,767   $    --    $   --   $ 2,375      $  2,392
                           ========   =======    ======   =======      ========
    Goodwill............   $259,019   $51,890    $   --   $13,041(1)   $297,868
                           ========   =======    ======   =======      ========
    Trademarks..........   $ 57,186   $13,857    $   --   $ 3,252      $ 67,791
                           ========   =======    ======   =======      ========
    Other intangibles...   $106,046   $14,788    $   --   $ 8,066(1)   $112,768
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (2).................   $  5,459   $16,755    $   --   $ 1,222      $ 20,992
                           ========   =======    ======   =======      ========
Fiscal year ended April
30, 1997:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 17,298   $11,106    $   --   $ 9,470(1)   $ 18,934
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  5,864   $    --    $   --   $ 1,097      $  4,767
                           ========   =======    ======   =======      ========
    Goodwill............   $211,693   $50,955    $   --   $ 3,629(1)   $259,019
                           ========   =======    ======   =======      ========
    Trademarks..........   $ 49,093   $12,102    $   --   $ 4,009      $ 57,186
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 92,793   $16,973    $   --   $ 3,720(1)   $106,046
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (3).................   $ 35,594   $ 2,987    $   --   $33,122      $  5,459
                           ========   =======    ======   =======      ========
Fiscal year ended May 1,
1996:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........   $ 16,309   $ 7,254    $   --   $ 6,265(1)   $ 17,298
                           ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............   $  7,466   $    --    $   --   $ 1,602      $  5,864
                           ========   =======    ======   =======      ========
    Goodwill............   $163,793   $48,583    $   --   $   683      $211,693
                           ========   =======    ======   =======      ========
    Trademarks..........   $ 34,712   $13,983    $   --   $  (398)     $ 49,093
                           ========   =======    ======   =======      ========
    Other intangibles...   $ 82,718   $16,536    $   --   $ 6,461(1)   $ 92,793
                           ========   =======    ======   =======      ========
    Deferred tax assets
    (4).................   $ 49,487   $ 3,195    $   --   $17,088      $ 35,594
                           ========   =======    ======   =======      ========

Notes:
(1) Principally reserves on assets sold, written-off or reclassified.
(2) The net change in the valuation allowance for deferred tax assets was an increase of $15.5 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($9.5 million) and loss carryforwards ($7.2 million). The increase was partially offset by a decrease in the valuation allowance related to the utilization of loss carryforwards ($1.2 million). See Note 5 to the Consolidated Financial Statements on pages 44 and 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.
(3) The net change in the valuation allowance for deferred tax assets was a decrease of $30.1 million. The decrease was due to the utilization of tax credit ($27.0 million) and loss ($5.0 million) carryforwards and recognition of the realizability of certain other deferred tax assets in future years ($1.1 million). An increase in the valuation allowance primarily related to deferred tax assets for loss carryforwards ($2.7 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 44 and 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.
(4) The net change in the valuation allowance for deferred tax assets was a decrease of $13.9 million. The decrease was primarily due to the utilization of loss carryforwards ($4.6 million) and recognition of the realizability of certain other deferred tax assets in future years ($12.5 million). An increase in the valuation allowance related to the deferred tax asset for foreign tax credit carryforwards ($1.7 million) and loss carryforwards ($1.5 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements on pages 44 and 45 of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

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

    3(ii) The Company's By-Laws, as amended effective April 30, 1998.

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

          (a) The Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Reg. No. 333-48017) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated October 29, 1992, January 27, 1993, March 25, 1998 and July 16, 1998 relating to the Company's $300,000,000 6 3/4% Notes due 1999, $200,000,000 6 7/8% Notes
              due 2003, $300,000,000 6% Notes due 2008 and $250,000,000 6.375%
              Debentures due 2028, respectively.

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

      (c) Management contracts and compensatory plans:

           (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1995

          (ii) H. J. Heinz Company's 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

         (iii) H. J. Heinz Company's 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990

          (iv) H. J. Heinz Company's 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990

           (v) H. J. Heinz Company's 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994

EXHIBIT

            (vi) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993

           (vii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(c)(x) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994

          (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

            (ix) H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

             (x) H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996

            (xi)   Employment Agreement between H. J. Heinz Company and Daniel
                   J. O'Neill is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the six months ended October 29, 1997

           (xii)   Service Agreement between H. J. Heinz Company and Anthony J.
                   F. O'Reilly is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998

          (xiii)   H. J. Heinz Company Deferred Compensation Plan for Directors

      13. Pages 25 through 57 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 29, 1998, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant.

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of PricewaterhouseCoopers LLP.

      24. Powers-of-attorney of the Company's directors.

      27. Financial Data Schedule.

      99. H. J. Heinz Company Board of Directors' Guidelines on Political Contributions.