Form 10-Q
period 1998-07-29
HEINZ H J CO
filed 1998-09-11
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 29, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  TO

FOR THE THREE MONTHS ENDED JULY 29, 1998          COMMISSION FILE NUMBER 1-3385

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 31, 1998 was 367,313,777 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 29, 1998 July 30, 1997
                                                     ------------- -------------
                                                        FY 1999       FY 1998
                                                             (Unaudited)
                                                        (In Thousands, Except
                                                         per Share Amounts)
Sales...............................................  $2,228,230    $2,233,270
Cost of products sold...............................   1,359,777     1,408,203
                                                      ----------    ----------
Gross profit........................................     868,453       825,067
Selling, general and administrative expenses........     460,354       357,850
                                                      ----------    ----------
Operating income....................................     408,099       467,217
Interest income.....................................       7,585         7,906
Interest expense....................................      64,043        63,311
Other expense, net..................................      17,619         6,498
                                                      ----------    ----------
Income before income taxes..........................     334,022       405,314
Provision for income taxes..........................     120,235       162,013
                                                      ----------    ----------
Net income..........................................  $  213,787    $  243,301
                                                      ==========    ==========
Net income per share--diluted.......................  $     0.58    $     0.65
                                                      ==========    ==========
Average common shares outstanding--diluted..........     369,398       374,644
                                                      ==========    ==========
Net income per share--basic.........................  $     0.59    $     0.66
                                                      ==========    ==========
Average common shares outstanding--basic............     362,400       367,420
                                                      ==========    ==========
Cash dividends per share............................  $    0.315    $     0.29
                                                      ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 29, 1998 April 29, 1998
                                                    ------------- --------------
                                                       FY 1999       FY 1998
                                                     (Unaudited)
                                                       (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.........................   $  137,378     $   96,300
Short-term investments, at cost which approximates
market............................................        6,556          3,098
Receivables, net..................................    1,012,534      1,071,837
Inventories.......................................    1,338,621      1,328,843
Prepaid expenses and other current assets.........      223,017        186,441
                                                     ----------     ----------
  Total current assets............................    2,718,106      2,686,519
                                                     ----------     ----------
Property, plant and equipment.....................    4,066,445      4,068,123
Less accumulated depreciation.....................    1,704,085      1,673,461
                                                     ----------     ----------
  Total property, plant and equipment, net........    2,362,360      2,394,662
                                                     ----------     ----------
Goodwill, net.....................................    1,778,458      1,764,574
Trademarks, net...................................      538,816        416,918
Other intangibles, net............................      192,580        194,560
Other non-current assets..........................      552,475        566,188
                                                     ----------     ----------
  Total other non-current assets..................    3,062,329      2,942,240
                                                     ----------     ----------
  Total assets....................................   $8,142,795     $8,023,421
                                                     ==========     ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   July 29, 1998 April 29, 1998
                                                   ------------- --------------
                                                      FY 1999       FY 1998
                                                    (Unaudited)
                                                      (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...................................  $  283,955     $  301,028
Portion of long-term debt due within one year.....      19,965         38,598
Accounts payable..................................     810,729        978,365
Salaries and wages................................      70,713         66,473
Accrued marketing.................................     194,170        163,405
Accrued restructuring costs.......................      75,485         94,400
Other accrued liabilities.........................     250,981        360,608
Income taxes......................................     232,965        161,396
                                                    ----------     ----------
  Total current liabilities.......................   1,938,963      2,164,273
                                                    ----------     ----------
Long-term debt....................................   3,187,421      2,768,277
Deferred income taxes.............................     292,585        291,161
Non-pension postretirement benefits...............     207,019        209,642
Other liabilities.................................     360,097        373,552
                                                    ----------     ----------
  Total long-term debt and other liabilities......   4,047,122      3,642,632
                                                    ----------     ----------
Shareholders' Equity:
Capital stock.....................................     107,958        107,973
Additional capital................................     260,422        252,773
Retained earnings.................................   4,490,038      4,390,248
                                                    ----------     ----------
                                                     4,858,418      4,750,994
Less:
 Treasury stock at cost (69,080,360 shares at July
 29, 1998 and
 67,678,632 shares at April 29, 1998).............   2,211,747      2,103,979
 Unearned compensation relating to the ESOP.......      14,078         14,822
 Accumulated other comprehensive income...........     475,883        415,677
                                                    ----------     ----------
  Total shareholders' equity......................   2,156,710      2,216,516
                                                    ----------     ----------
  Total liabilities and shareholders' equity......  $8,142,795     $8,023,421
                                                    ==========     ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months  Three Months
                                                        Ended         Ended
                                                    July 29, 1998 July 30, 1997
                                                    ------------- -------------
                                                       FY 1999       FY 1998
                                                            (Unaudited)
                                                      (Thousands of Dollars)
Cash Provided by Operating Activities..............   $ 75,280      $ 188,376
                                                      --------      ---------
Cash Flows from Investing Activities:
  Capital expenditures.............................    (65,438)       (88,133)
  Acquisitions, net of cash acquired...............   (160,297)       (93,825)
  Proceeds from sale of Ore-Ida frozen foodservice
   foods business..................................         --        490,739
  Purchases of short-term investments..............   (175,073)      (230,955)
  Sales and maturities of short-term investments...    175,096        222,386
  Other items, net.................................      3,251         (1,766)
                                                      --------      ---------
    Cash (used for) provided by investing
     activities....................................   (222,461)       298,446
                                                      --------      ---------
Cash Flows from Financing Activities:
  Payments on long-term debt.......................    (40,975)        (3,194)
  Proceeds from (payments on) commercial paper and
   short-term borrowings, net......................    184,190       (302,802)
  Proceeds from long-term debt.....................    254,808             --
  Dividends........................................   (113,997)      (106,921)
  Purchases of treasury stock......................   (134,011)      (168,245)
  Exercise of stock options........................     27,178         81,940
  Other items, net.................................     16,568         13,803
                                                      --------      ---------
    Cash provided by (used for) financing
     activities....................................    193,761       (485,419)
                                                      --------      ---------
Effect of exchange rate changes on cash and cash
 equivalents.......................................     (5,502)         9,702
                                                      --------      ---------
Net increase in cash and cash equivalents..........     41,078         11,105
Cash and cash equivalents at beginning of year.....     96,300        156,986
                                                      --------      ---------
Cash and cash equivalents at end of period.........   $137,378      $ 168,091
                                                      ========      =========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended April 29, 1998 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the fiscal 1999 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4) The composition of inventories at the balance sheet dates was as follows:

                                                    July 29, 1998 April 29, 1998
                                                    ------------- --------------
                                                       (Thousands of Dollars)
    Finished goods and work-in-process.............  $  980,843     $  988,322
    Packaging material and ingredients.............     357,778        340,521
                                                     ----------     ----------
                                                     $1,338,621     $1,328,843
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

(6) On June 1, 1998, the company acquired the Vidalia O's frozen onion rings brand from Vidalia Frozen Foods, Inc. to complement the company's Ore-Ida frozen vegetable lines.

  On June 26, 1998, the company acquired the Eta brand of dressings (mayonnaise, salad dressings) and peanut butter from Griffins Foods Limited of Auckland, New Zealand.

  On July 6, 1998, the company acquired the College Inn brand of canned broth from Nabisco Inc. College Inn broths, which include chicken, beef and garden vegetable varieties, have strong brand equity throughout the Eastern and Midwestern United States.

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

(7) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 29, 1998, the company had $1.53 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

  On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

(8) On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share. The dividend will be paid on October 10, 1998 to shareholders of record at the close of business on September 21, 1998.

(9) In the third quarter of fiscal 1998, the company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which requires the disclosure of both diluted and basic earnings per share. The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128. Previously reported earnings per share amounts have been restated, as necessary, to conform to SFAS No. 128 requirements.

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 29, 1998 July 30, 1997
                                                     ------------- -------------
                                                        FY 1999       FY 1998
                                                        (In Thousands, Except
                                                         per Share Amounts)
    Net income per share--basic:
      Net income....................................   $213,787      $243,301
      Preferred dividends...........................          8            10
                                                       --------      --------
      Net income applicable to common stock.........   $213,779      $243,291
                                                       ========      ========
      Average common shares outstanding--basic......    362,400       367,420
                                                       ========      ========
      Net income per share--basic...................   $   0.59      $   0.66
                                                       ========      ========
    Net income per share--diluted:
      Net income....................................   $213,787      $243,301
                                                       ========      ========
      Average common shares outstanding.............    362,400       367,420
      Effect of dilutive securities:
        Convertible preferred stock.................        253           319
        Stock options...............................      6,745         6,905
                                                       --------      --------
      Average common shares outstanding--diluted....    369,398       374,644
                                                       ========      ========
      Net income per share--diluted.................   $   0.58      $   0.65
                                                       ========      ========

(10) As of April 30, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the company, comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. Amounts in prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

  The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 29, 1998 July 30, 1997
                                                     ------------- -------------
                                                        FY 1999       FY 1998
  Net income........................................   $213,787      $243,301
  Other comprehensive income (loss):
    Foreign currency translation adjustment.........    (61,309)      (60,184)
    Minimum pension liability adjustment............      1,103            21
                                                       --------      --------
  Comprehensive Income..............................   $153,581      $183,138
                                                       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              THREE MONTHS ENDED JULY 29, 1998 AND JULY 30, 1997

RESULTS OF OPERATIONS

  For the three months ended July 29, 1998, sales decreased $5.0 million, or 0.2%, to $2,228.2 million from $2,233.3 million recorded in the same period a year ago. The sales decrease resulted from the unfavorable effect of foreign exchange translation rates of 4.3% and divestitures of 3.8%; partially offset by volume gains of 3.7%, acquisitions of 2.8% and favorable pricing of 1.4%. Domestic operations provided 52.8% of the consolidated net sales in the first quarter of 1999 compared to 54.1% in the first quarter of 1998.

  Volume increases were recorded in weight loss classroom activities, Heinz ketchup, weight loss frozen entrees, pet food, white meat tuna, single serve condiments, frozen entrees and sauces/pastes; partially offset by a volume decrease in light meat tuna.

  Price increases were recorded in sauces/pastes, light meat tuna and infant food; partially offset by a decrease in bakery products.

  Foreign currencies declined against the U.S. dollar, decreasing sales by $95.3 million, or 4.3%. This decrease came primarily from sales in the Asia/Pacific region and Africa.

  During the first quarter of Fiscal 1999 the company acquired the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand and the Vidalia O's frozen onion rings brand. Fiscal 1998 acquisitions impacting the quarter-to-quarter sales dollar comparison include John West Foods Limited in Europe and other acquisitions, primarily in South Africa and Europe. The sales impact of these acquisitions was more than offset by divestitures, primarily the sale of the Ore-Ida frozen foodservice business in the first quarter of last year.

  Gross profit increased $43.4 million to $868.5 million from $825.1 million, and the gross profit margin increased to $39.0% from 36.9%. Excluding non-recurring costs in both periods related to the implementation of Project Millennia, gross profit increased $52.7 million to $878.7 million from $826.0 million, and the gross profit margin increased to 39.4% from 37.0%. Cost savings resulting from Project Millennia, price increases and a favorable product mix increased the current quarter's gross profit and gross profit margin. The Weight Watchers classrooms business has responded well to the streamlining efforts resulting from Project Millennia and the strong consumer response to the Weight Watchers 1-2-3 Success(TM) Plan introduction in the U.S.

  Operating income decreased $59.1 million to $408.1 million from $467.2 million. The current period includes non-recurring costs related to the implementation of Project Millennia of $14.9 million pretax ($0.02 per share). Last year's first quarter included the gain on the sale of the Ore-Ida frozen foodservice business of $96.6 million pretax ($0.14 per share), and was recorded as an offset to selling, general and administrative expenses; partially offset by non-recurring costs related to the implementation of Project Millennia of $11.5 million ($0.02 per share). Excluding these non-recurring items related to Project Millennia in both periods, operating income increased $40.8 million, or 10.7%, to $423.0 million from $382.2 million and the operating margin increased to 19.0% from 17.1%. The increase in operating income, excluding the effects of these non-recurring items, is primarily due to the increase in gross profit, offset partially by an increase in selling, general and administrative expenses. Operating income in the current quarter was negatively impacted by foreign exchange translation rates, primarily in the Asia/Pacific region and Africa, which reduced operating income by $14.0 million or 3.7%.

  Net interest expense increased slightly to $56.5 million from $55.4 million. Other expenses increased $11.1 million to $17.6 million from $6.5 million in the prior period, primarily due to currency losses in the Asia/Pacific region.

  The effective tax rate for the first quarter of Fiscal 1999 was 36.0% compared to 40.0% last year. Last year's rate of 40.0% reflects a significantly higher tax rate associated with the sale of the Ore-Ida frozen foodservice business. Excluding the foodservice sale, last year's first quarter rate was 38.4%. The lower effective rate in the current period is primarily due to the reduction in the tax rates in Italy and the United Kingdom in Fiscal 1998.

  Net income for the current quarter was $213.8 million compared to $243.3 million for the same quarter last year, and diluted earnings per share was $0.58 compared to $0.65. Excluding the impact of the non-recurring items in both periods related to Project Millennia, net income would have increased 13.2% to $223.3 million from $197.3 million, and diluted earnings per share would have increased 13.2% to $0.60 from $0.53.

LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $75.3 million for the three month period ended July 29, 1998 compared to $188.4 million in last year's first quarter.

  Cash used for investing activities totaled $222.5 million compared to providing $298.4 million last year. Acquisitions in the current period required $160.3 million due to the purchase of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand and the Vidalia O's frozen onion rings brand. Acquisitions in the prior year's first quarter required $93.8 million, due mainly to the purchase of John West Foods Limited in Europe and other smaller acquisitions in the Asia/Pacific region and South Africa. Capital expenditures required $65.4 million in the current quarter versus $88.1 million in last year's first quarter. Cash provided by divestitures in the prior year's first quarter totaled $490.7 million due to the sale of the Ore-Ida frozen foodservice business.

  In the current quarter, financing activities provided $193.8 million compared to utilizing $485.4 million in the same quarter last year. Proceeds from long-term debt provided $254.8 million and net proceeds from commercial paper and short-term borrowings provided $184.2 million compared to requiring $302.8 million in the same period last year. Share repurchases totaled $134.0 million (2.5 million shares) versus $168.2 million (3.7 million shares) in the prior year's first quarter. Dividend payments totaled $114.0 million compared to $106.9 million a year ago. Cash provided from stock options exercised totaled $27.2 million compared to $81.9 million last year.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 29, 1998, the company had $1.53 billion of domestic paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

  On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

  On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share. The dividend will be paid on October 10, 1998 to shareholders of record at the close of business on September 21, 1998.

  The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

OTHER MATTERS

  On September 8, 1998, the company announced plans to sell its bakery products unit, based in Mississauga, Ontario, to The Pillsbury Company's Bakeries & Foodservice unit for approximately $178 million. Heinz Bakery Products is a $200 million business that makes frozen unbaked bagels and unbaked bread dough and supplies the in-store/retail, wholesale and foodservice channels in North America. This divestiture is part of the company's strategy to focus its efforts on its eight core categories and to improve the effectiveness of its portfolio by capitalizing on its strengths, investing in growth opportunities and divesting businesses that do not meet its demanding objectives. The transaction is subject to regulatory approvals. The sale is not expected to have an adverse impact on the company's results of operations.

  For information concerning the Year 2000 issue, refer to page 33 of the company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  There have been no material changes in the company's market risk during the first quarter ended July 29, 1998. For additional information, refer to pages 31 through 33 of the company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Nothing to report under this item.

ITEM 5. OTHER INFORMATION

  See Note 6 to the Condensed Consolidated Financial Statements in Part I--
Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--
Item 2 of this Quarterly Report on Form 10-Q.

  This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to the section "Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 1998 for a description of the important factors that could cause actual results to differ materially from those discussed herein.

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

   12.Computation of Ratio of Earnings to Fixed Charges.

   27.Financial Data Schedule.

  (b) Reports on Form 8-K

  During the quarter ended July 29, 1998, the company filed a Current Report on Form 8-K dated July 10, 1998 and a Current Report on Form 8-K dated July 16, 1998 relating to its $250 million 6.375% debentures due 2028.