Form 10-Q/A
period 1998-07-29
HEINZ H J CO
filed 1998-09-14
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 31, 1998 was 362,048,777 shares.

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
                                                      ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                     H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 29, 1998 April 29, 1998*
                                                  ------------- ---------------
                                                     FY 1999        FY 1998
                                                   (Unaudited)
                                                     (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents........................  $  137,378     $   96,300
Short-term investments, at cost which
approximates market..............................       6,556          3,098
Receivables, net.................................   1,012,534      1,071,837
Inventories......................................   1,338,621      1,328,843
Prepaid expenses and other current assets........     223,017        186,441
                                                   ----------     ----------
  Total current assets...........................   2,718,106      2,686,519
                                                   ----------     ----------
Property, plant and equipment....................   4,066,445      4,068,123
Less accumulated depreciation....................   1,704,085      1,673,461
                                                   ----------     ----------
  Total property, plant and equipment, net.......   2,362,360      2,394,662
                                                   ----------     ----------
Goodwill, net....................................   1,778,458      1,764,574
Trademarks, net..................................     538,816        416,918
Other intangibles, net...........................     192,580        194,560
Other non-current assets.........................     552,475        566,188
                                                   ----------     ----------
  Total other non-current assets.................   3,062,329      2,942,240
                                                   ----------     ----------
  Total assets...................................  $8,142,795     $8,023,421
                                                   ==========     ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 29, 1998 April 29, 1998*
                                                  ------------- ---------------
                                                     FY 1999        FY 1998
                                                   (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt..................................  $  283,955     $  301,028
Portion of long-term debt due within one year....      19,965         38,598
Accounts payable.................................     810,729        978,365
Salaries and wages...............................      70,713         66,473
Accrued marketing................................     194,170        163,405
Accrued restructuring costs......................      75,485         94,400
Other accrued liabilities........................     250,981        360,608
Income taxes.....................................     232,965        161,396
                                                   ----------     ----------
  Total current liabilities......................   1,938,963      2,164,273
                                                   ----------     ----------
Long-term debt...................................   3,187,421      2,768,277
Deferred income taxes............................     292,585        291,161
Non-pension postretirement benefits..............     207,019        209,642
Other liabilities................................     360,097        373,552
                                                   ----------     ----------
  Total long-term debt and other liabilities.....   4,047,122      3,642,632
                                                   ----------     ----------
Shareholders' Equity:
Capital stock....................................     107,958        107,973
Additional capital...............................     260,422        252,773
Retained earnings................................   4,490,038      4,390,248
                                                   ----------     ----------
                                                    4,858,418      4,750,994
Less:
 Treasury stock at cost (69,080,360 shares at
 July 29, 1998 and
 67,678,632 shares at April 29, 1998)............   2,211,747      2,103,979
 Unearned compensation relating to the ESOP......      14,078         14,822
 Accumulated other comprehensive income..........     475,883        415,677
                                                   ----------     ----------
  Total shareholders' equity.....................   2,156,710      2,216,516
                                                   ----------     ----------
  Total liabilities and shareholders' equity.....  $8,142,795     $8,023,421
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

  On July 6, 1998, the company acquired the College Inn brand of canned broths from Nabisco Inc. College Inn broths, which include chicken, beef and garden vegetable varieties, have strong brand equity throughout the Eastern and Midwestern United States.

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

  Price increases were recorded in edible oils and light meat tuna.

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

  Gross profit increased $43.4 million to $868.5 million from $825.1 million, and the gross profit margin increased to 39.0% from 36.9%. Excluding non-recurring costs in both periods related to the implementation of Project Millennia, gross profit increased $52.7 million to $878.7 million from $826.0 million, and the gross profit margin increased to 39.4% from 37.0%. Cost savings resulting from Project Millennia, price increases and a favorable product mix increased the current quarter's gross profit and gross profit margin. The Weight Watchers classrooms business has responded well to the streamlining efforts resulting from Project Millennia and the strong consumer response to the Weight Watchers 1-2-3 Success(TM) Plan introduction in the U.S.

  Operating income decreased $59.1 million to $408.1 million from $467.2 million. The current period includes non-recurring costs related to the implementation of Project Millennia of $14.9 million pretax ($0.02 per share). Last year's first quarter included the gain on the sale of the Ore-Ida frozen foodservice business of $96.6 million pretax ($0.14 per share), which was recorded as an offset to selling, general and administrative expenses; partially offset by non-recurring costs related to the implementation of Project Millennia of $11.5 million ($0.02 per share). Excluding these non-recurring items related to Project Millennia in both periods, operating income increased $40.8 million, or 10.7%, to $423.0 million from $382.2 million and the operating margin increased to 19.0% from 17.1%. The increase in operating income, excluding the effects of these non-recurring items, is primarily due to the increase in gross profit, offset partially by an increase in selling, general and administrative expenses. Operating income in the current quarter was negatively impacted by foreign exchange translation rates, primarily in the Asia/Pacific region and Africa, which reduced operating income by $14.0 million or 3.7%.

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

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: September 11, 1998                            /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 11, 1998                         /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)