Form 10-Q
period 1998-10-28
HEINZ H J CO
filed 1998-12-14
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________

FOR THE SIX MONTHS ENDED OCTOBER 28, 1998         COMMISSION FILE NUMBER 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            25-0542520
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


          600 GRANT STREET,                            15219
       PITTSBURGH, PENNSYLVANIA                     (Zip Code)
    (Address of Principal Executive
               Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-456-5700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                            ---    ---

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of November 30, 1998 was 361,801,542 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                             Six Months       Six Months
                               Ended            Ended
                          October 28, 1998 October 29, 1997
                          ---------------- ----------------
                              FY 1999          FY 1998
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $4,550,632       $4,497,352
Cost of products sold...      2,745,780        2,817,617
                             ----------       ----------
Gross profit............      1,804,852        1,679,735
Selling, general and
administrative expenses.        959,403          856,741
                             ----------       ----------
Operating income........        845,449          822,994
Interest income.........         14,152           15,542
Interest expense........        131,559          126,108
Other expense, net......         25,911           13,788
                             ----------       ----------
Income before income
taxes...................        702,131          698,640
Provision for income
taxes...................        257,012          266,473
                             ----------       ----------
Net income..............     $  445,119       $  432,167
                             ==========       ==========
Net income per share--
diluted.................     $     1.21       $     1.16
                             ==========       ==========
Average common shares
outstanding--diluted....        369,082          374,042
                             ==========       ==========
Net income per share--
basic...................     $     1.23       $     1.18
                             ==========       ==========
Average common shares
outstanding--basic......        362,234          366,775
                             ==========       ==========
Cash dividends per
share...................     $ 0.65 3/4       $ 0.60 1/2
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Three Months     Three Months
                               Ended            Ended
                          October 28, 1998 October 29, 1997
                          ---------------- ----------------
                              FY 1999          FY 1998
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $2,322,402       $2,264,082
Cost of products sold...      1,386,003        1,409,414
                             ----------       ----------
Gross profit............        936,399          854,668
Selling, general and
administrative expenses.        499,049          498,891
                             ----------       ----------
Operating income........        437,350          355,777
Interest income.........          6,567            7,636
Interest expense........         67,516           62,797
Other expense, net......          8,292            7,290
                             ----------       ----------
Income before income
taxes...................        368,109          293,326
Provision for income
taxes...................        136,777          104,460
                             ----------       ----------
Net income..............     $  231,332       $  188,866
                             ==========       ==========
Net income per share--
diluted.................     $     0.63       $     0.51
                             ==========       ==========
Average common shares
outstanding--diluted....        369,082          374,042
                             ==========       ==========
Net income per share--
basic...................     $     0.64       $     0.52
                             ==========       ==========
Average common shares
outstanding--basic......        362,234          366,775
                             ==========       ==========
Cash dividends per
share...................     $ 0.34 1/4       $ 0.31 1/2
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 28, 1998 April 29, 1998*
                                               ---------------- ---------------
                                                   FY 1999          FY 1998
                                                 (Unaudited)
                                                    (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.....................    $  171,093      $   96,300
Short-term investments, at cost which
approximates market...........................        10,428           3,098
Receivables, net..............................     1,081,156       1,071,837
Inventories...................................     1,507,845       1,328,843
Prepaid expenses and other current assets.....       228,169         186,441
                                                  ----------      ----------
  Total current assets........................     2,998,691       2,686,519
                                                  ----------      ----------
Property, plant and equipment.................     4,033,659       4,068,123
Less accumulated depreciation.................     1,707,588       1,673,461
                                                  ----------      ----------
  Total property, plant and equipment, net....     2,326,071       2,394,662
                                                  ----------      ----------
Goodwill, net.................................     1,726,662       1,764,574
Trademarks, net...............................       538,676         416,918
Other intangibles, net........................       189,578         194,560
Other non-current assets......................       562,607         566,188
                                                  ----------      ----------
  Total other non-current assets..............     3,017,523       2,942,240
                                                  ----------      ----------
  Total assets................................    $8,342,285      $8,023,421
                                                  ==========      ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                October 28, 1998 April 29, 1998*
                                                ---------------- ---------------
                                                    FY 1999          FY 1998
                                                  (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...............................     $  300,115      $  301,028
Portion of long-term debt due within one year.         19,652          38,598
Accounts payable..............................        928,390         978,365
Salaries and wages............................         65,063          66,473
Accrued marketing.............................        188,489         163,405
Accrued restructuring costs...................         36,690          94,400
Other accrued liabilities.....................        319,204         360,608
Income taxes..................................        220,895         161,396
                                                   ----------      ----------
  Total current liabilities...................      2,078,498       2,164,273
                                                   ----------      ----------
Long-term debt................................      3,138,793       2,768,277
Deferred income taxes.........................        293,112         291,161
Non-pension postretirement benefits...........        204,403         209,642
Other liabilities.............................        376,620         373,552
                                                   ----------      ----------
  Total long-term debt and other liabilities..      4,012,928       3,642,632
                                                   ----------      ----------
Shareholders' Equity:
Capital stock.................................        107,952         107,973
Additional capital............................        273,164         252,773
Retained earnings.............................      4,597,303       4,390,248
                                                   ----------      ----------
                                                    4,978,419       4,750,994
Less:
 Treasury stock at cost (69,346,576 shares at
 October 28, 1998 and
 67,678,632 shares at April 29, 1998).........      2,275,229       2,103,979
 Unearned compensation relating to the ESOP...         13,710          14,822
 Accumulated other comprehensive income.......        438,621         415,677
                                                   ----------      ----------
  Total shareholders' equity..................      2,250,859       2,216,516
                                                   ----------      ----------
  Total liabilities and shareholders' equity..     $8,342,285      $8,023,421
                                                   ==========      ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months       Six Months
                                                   Ended            Ended
                                              October 28, 1998 October 29, 1997
                                              ---------------- ----------------
                                                  FY 1999          FY 1998
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 234,314        $ 397,160
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (155,559)        (171,830)
  Acquisitions, net of cash acquired.........     (178,957)        (117,939)
  Proceeds from divestitures.................      178,000          490,739
  Purchases of short-term investments........     (449,941)        (448,509)
  Sales and maturities of short-term
   investments...............................      450,115          453,926
  Other items, net...........................       14,866           23,559
                                                 ---------        ---------
    Cash (used for) provided by investing
     activities..............................     (141,476)         229,946
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Payments on long-term debt.................      (49,213)        (252,876)
  Proceeds from commercial paper and short-
   term borrowings, net......................      155,146           35,430
  Proceeds from long-term debt...............      255,877               --
  Dividends..................................     (238,064)        (222,192)
  Purchases of treasury stock................     (238,222)        (316,721)
  Exercise of stock options..................       65,739          114,366
  Other items, net...........................       31,692           40,894
                                                 ---------        ---------
    Cash (used for) financing activities.....      (17,045)        (601,099)
                                                 ---------        ---------
Effect of exchange rate changes on cash and
 cash equivalents............................       (1,000)          (4,013)
                                                 ---------        ---------
Net increase in cash and cash equivalents....       74,793           21,994
Cash and cash equivalents at beginning of
 year........................................       96,300          156,986
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 171,093        $ 178,980
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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                 October 28, 1998 April 29, 1998
                                                 ---------------- --------------
                                                     (Thousands of Dollars)
    Finished goods and work-in-process..........    $1,145,591      $  988,322
    Packaging material and ingredients..........       362,254         340,521
                                                    ----------      ----------
                                                    $1,507,845      $1,328,843
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

(6) In the second quarter of Fiscal 1999, the company reversed $25.7 million of unutilized Project Millennia (the company's reorganization and restructuring program announced in March, 1997) accruals for severance and exit costs. This reversal reflected efficiencies on a number of initiatives where the original estimates were higher than the actual costs to complete the projects. This reversal reduced accrued restructuring costs on the balance sheet and was recorded in cost of products sold ($20.7 million) and selling, general and administrative expenses ($5.0 million) in the statement of income.

(7) On October 2, 1998, the company completed the sale of its bakery products unit to The Pillsbury Company for $178.0 million. The transaction resulted in a pretax gain of $5.7 million, which was recorded in selling, general and administrative expenses. The bakery products unit contributed approximately $200 million in sales for Fiscal 1998. Pro forma results of the company, assuming this transaction had been made at the beginning of each period presented, would not be materially different from the results reported.

(8) On June 1, 1998, the company acquired the Vidalia O's frozen onion rings brand from Vidalia Frozen Foods, Inc. to complement the company's Ore-Ida frozen vegetable lines.

    On June 26, 1998, the company acquired the Eta brand of dressings (mayonnaise, salad dressings) and peanut butter from Griffins Foods Limited of Auckland, New Zealand.

    On July 6, 1998, the company acquired the College Inn brand of canned broths from Nabisco Inc.

    During Fiscal 1999, the company also made other acquisitions.

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

    Pro forma results of the company, assuming all of the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

(9) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At October 28, 1998, the company had $1.49 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

    On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

(10) On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share.

(11) In the third quarter of Fiscal 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires the disclosure of both diluted and basic earnings per share. The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128. Previously reported earnings per share amounts have been restated, as necessary, to conform to SFAS No. 128 requirements.

                               Three Months     Three Months      Six Months
                                  Ended            Ended            Ended       Six Months Ended
                             October 28, 1998 October 29, 1997 October 28, 1998 October 29, 1997
                             ---------------- ---------------- ---------------- ----------------
                                 FY 1999          FY 1998          FY 1999          FY 1998
                                          (In Thousands, Except per Share Amounts)
   Net income per share--
   basic:
     Net income............      $231,332         $188,866         $445,119         $432,167
     Preferred dividends...             8                9               16               19
                                 --------         --------         --------         --------
     Net income applicable
      to common stock......      $231,324         $188,857         $445,103         $432,148
                                 ========         ========         ========         ========
     Average common shares
      outstanding--basic...       362,234          366,775          362,234          366,775
                                 ========         ========         ========         ========
     Net income per share--
      basic................      $   0.64         $   0.52         $   1.23         $   1.18
                                 ========         ========         ========         ========
   Net income per share--
   diluted:
     Net income............      $231,332         $188,866         $445,119         $432,167
                                 ========         ========         ========         ========
     Average common shares
      outstanding..........       362,234          366,775          362,234          366,775
     Effect of dilutive
     securities:
       Convertible
        preferred stock....           248              310              248              310
       Stock options.......         6,600            6,957            6,600            6,957
                                 --------         --------         --------         --------
     Average common shares
      outstanding--diluted.       369,082          374,042          369,082          374,042
                                 ========         ========         ========         ========
     Net income per share--
      diluted..............      $   0.63         $   0.51         $   1.21         $   1.16
                                 ========         ========         ========         ========

(12) As of April 30, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the company, comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. Amounts in prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

  The components of comprehensive income, net of related tax, for the periods presented are as follows:

                              Three Months     Three Months
                                 Ended            Ended       Six Months Ended Six Months Ended
                            October 28, 1998 October 29, 1997 October 28, 1998 October 29, 1997
                            ---------------- ---------------- ---------------- ----------------
                                FY 1999          FY 1998          FY 1999          FY 1998
     Net income...........      $231,332         $188,866         $445,119         $432,167
     Other comprehensive
      income (loss):
       Foreign currency
        translation
        adjustment........        36,572           13,821          (24,737)         (46,363)
       Minimum pension
        liability
        adjustment........           690              476            1,793              497
                                --------         --------         --------         --------
     Comprehensive income.      $268,594         $203,163         $422,175         $386,301
                                ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            SIX MONTHS ENDED OCTOBER 28, 1998 AND OCTOBER 29, 1997

RESULTS OF OPERATIONS

  For the six months ended October 28, 1998, sales increased $53.3 million, or 1.2%, to $4,550.6 million from $4,497.4 million recorded in the same period a year ago. The sales increase resulted from volume gains of 3.4%, acquisitions of 2.4% and favorable pricing of 1.3%; partially offset by the unfavorable effect of foreign exchange translation rates of 3.8% and divestitures of 2.1%. Domestic operations provided 53.3% of the current period's sales compared to 53.2% in the same period last year.

  Volume increases were recorded in weight loss classroom activities, Heinz ketchup, weight loss frozen entrees and single serve condiments. Price increases experienced in light meat tuna were offset by price decreases experienced in pet food. Overall, domestic pricing was flat and price increases experienced overseas were offset by unfavorable currency movements in certain markets.

  Foreign currencies declined against the U.S. dollar, decreasing sales by $171.1 million or 3.8%. This decrease came primarily from sales in the Asia/Pacific region and Africa.

  During the first six months of Fiscal 1999, the company acquired the College Inn brand of canned broths and other smaller acquisitions. Fiscal 1998 acquisitions impacting the period-to-period sales dollar comparison include John West Foods Limited in Europe and other acquisitions, primarily in South Africa and Europe. The sales impact of these acquisitions was partially offset by divestitures, primarily the Ore-Ida frozen foodservice business in Fiscal 1998 and the bakery products unit in Fiscal 1999.

  During the first six months of Fiscal 1999, the company reversed $25.7 million of unutilized Project Millennia accruals for severance and exit costs. This reversal reflected efficiencies on a number of initiatives where the original estimates were higher than the actual costs to complete the projects. This reversal was recorded in cost of products sold ($20.7 million) and selling, general and administrative expenses ($5.0 million). Also during the first half of Fiscal 1999, the company incurred additional costs of $22.3 million related to the continued implementation of Project Millennia. These costs consisted primarily of start-up, consulting, and training costs. On October 2, 1998, the company completed the sale of its bakery products unit, resulting in a pretax gain of $5.7 million, which was recorded in selling, general and administrative expenses. The net impact of these items on diluted earnings per share for the current six-month period was an increase of $0.01 per share.

  During the first six months of Fiscal 1998, the company recognized a pretax gain of $96.6 million from the sale of its Ore-Ida frozen foodservice business, which was recorded in selling, general and administrative expenses, and also incurred additional costs of $31.0 million related to the implementation of Project Millennia. The net impact of these items on diluted earnings per share for last year's six-month period was an increase of $0.09 per share.

  Gross profit increased $125.1 million to $1,804.9 million from $1,679.7 million, and the gross profit margin increased to 39.7% from 37.3%. Excluding the reversal of unutilized Project Millennia accruals in the current period and Project Millennia implementation costs in both periods, gross profit increased $108.4 million to $1,798.9 million from $1,690.5 million, and the gross profit margin increased to 39.5% from 37.6%. Cost savings resulting from Project Millennia, stronger sales volume and a favorable product mix increased gross profit and gross profit margin. The Weight Watchers classrooms business has shown continued improvement as a result of the streamlining efforts of Project Millennia and a strong increase in attendance due to the introduction of the Weight Watchers 1-2-3 Success(TM) Plan in the United States.

  Operating income increased $22.5 million to $845.4 million from $823.0 million. The current period includes the reversal of unutilized Project Millennia accruals, the gain on the sale of the bakery products unit, and Project Millennia implementation costs. Last year's first six months included the gain on the sale of the Ore-Ida frozen foodservice business and Project Millennia implementation costs. Excluding these items in both periods, operating income increased $78.9 million, or 10.4%, to $836.3 million from $757.4 million and the operating margin increased to 18.4% from 16.8%. The increase in operating income, excluding these items, is primarily due to the increase in gross profit, offset partially by an increase in selling, general and administrative expenses. During the current period, the negative impact of foreign exchange translation rates, primarily in the Asia/Pacific region and Africa, reduced operating income by $20.9 million or 2.8%.

  Net interest expense increased to $117.4 million from $110.6 million due to higher borrowings, partially offset by lower average interest rates. Other expenses increased $12.1 million to $25.9 million from $13.8 million, primarily due to currency losses in the Asia/Pacific region.

  The effective tax rate for the Fiscal 1999 six-month period was 36.6% compared to 38.1% for the Fiscal 1998 six-month period. Excluding the impact of the bakery sale, the effective tax rate for the current period was 36.0%. Last year's effective rate reflected the benefit of a reduction in the income tax rate in the United Kingdom, partially offset by a significantly higher tax rate associated with the sale of the Ore-Ida frozen foodservice business. Excluding the impact of the Ore-Ida frozen foodservice sale, the effective tax rate for last year's six-month period was 37.0%.

  Net income for the first six months of Fiscal 1999 was $445.1 million compared to $432.2 million for the same period last year, and diluted earnings per share was $1.21 compared to $1.16 a year ago. Excluding the impact of the non-recurring items noted above, net income would have increased 11.3% to $443.5 million from $398.6 million, and diluted earnings per share would have increased 12.1% to $1.20 from $1.07.

           THREE MONTHS ENDED OCTOBER 28, 1998 AND OCTOBER 29, 1997

RESULTS OF OPERATIONS

  For the three months ended October 28, 1998, sales increased $58.3 million, or 2.6%, to $2,322.4 million from $2,264.1 million recorded in the same period a year ago. The sales increase resulted from volume gains of 3.2%, acquisitions of 2.3% and favorable pricing of 1.2%; partially offset by the unfavorable effect of foreign exchange translation rates of 3.3% and divestitures of 0.8%. Domestic operations provided 53.7% of the current period's sales compared to 52.3% in the same period last year.

  Volume increases were experienced in Heinz ketchup, weight loss classroom activities, light meat tuna, weight loss frozen entrees, single serve condiments and soups. A volume decrease was recorded in frozen potatoes. Price increases experienced in light meat tuna were offset by price decreases experienced in pet food. Overall, domestic pricing was flat and price increases experienced overseas were offset by unfavorable currency movements in certain markets.

  Foreign currencies declined against the U.S. dollar, decreasing sales by $75.8 million or 3.3%. This decrease came primarily from sales in the Asia/Pacific region and Africa.

  Acquisitions impacting the quarter-to-quarter sales dollar comparison included the College Inn brand of canned broths and other acquisitions, primarily in South Africa and Europe. The sales impact of these acquisitions was partially offset by divestitures, primarily the bakery products unit in Fiscal 1999.

  Gross profit increased $81.7 million to $936.4 million from $854.7 million, and the gross profit margin increased to 40.3% from 37.7%. Excluding the reversal of unutilized Project Millennia accruals in the current period and Project Millennia implementation costs in both periods, gross profit increased $55.7 million to $920.2 million from $864.5 million, and the gross profit margin increased to 39.6% from 38.2%. Cost savings resulting from Project Millennia, stronger sales volume, acquisitions and a favorable product mix increased gross profit and gross profit margin. The Weight Watchers classrooms business has shown continued improvement as a result of the streamlining efforts of Project Millennia and a strong increase in attendance due to the introduction of the Weight Watchers 1-2-3 Success(TM) Plan in the United States. However, during the current period, performance in frozen potatoes and pet food have been disappointing. The company is currently addressing these issues with the recent plan to consolidate Ore-Ida and Weight Watchers Gourmet Foods into Heinz Frozen Food and accelerating the distribution of the 9-Lives four pack.

  Operating income increased $81.6 million to $437.4 million from $355.8 million. The current period includes the reversal of unutilized Project Millennia accruals ($25.7 million), the gain on the sale of the bakery products unit ($5.7 million pretax), and Project Millennia implementation costs ($7.4 million). Last year's second quarter included Project Millennia implementation costs ($19.5 million). Excluding these items in both periods, operating income increased $38.1 million, or 10.2%, to $413.3 million from $375.2 million and the operating margin increased to 17.8% from 16.6%. The increase in operating income, excluding these items, is primarily due to the increase in gross profit, offset partially by an increase in selling, general and administrative expenses. During the current quarter, the negative impact of foreign exchange translation rates, primarily in the Asia/Pacific region and Africa, reduced operating income by $6.9 million or 1.8%.

  Net interest expense increased to $60.9 million from $55.2 million due to higher borrowings, partially offset by lower average interest rates.

  The effective tax rate for the second quarter was 37.2% compared to 35.6% for the same period last year. Excluding the impact of the bakery sale, the effective tax rate for the second quarter was 36.0%. Last year's second quarter effective rate reflected the benefit of a reduction in the income tax rate in the United Kingdom.

  Net income for the second quarter of Fiscal 1999 was $231.3 million compared to $188.9 million for the same period last year, and diluted earnings per share was $0.63 compared to $0.51 a year ago. Excluding the impact of the non-recurring items noted above, net income would have increased 9.4% to $220.2 million from $201.3 million, and diluted earnings per share would have increased 11.1% to $0.60 from $0.54.

LIQUIDITY AND FINANCIAL POSITION

  Cash provided by operating activities totaled $234.3 million for the six-month period ended October 28, 1998 compared to $397.2 million last year.

  Cash used for investing activities totaled $141.5 million compared to providing $229.9 million last year. Acquisitions in the current period required $179.0 million due to the purchase of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand, the Vidalia O's frozen onion rings brand and other acquisitions. Acquisitions in last year's comparable period required $117.9 million, due mainly to the purchases of John West Limited in Europe, a majority interest in Pudliskzi S.A. of Poland and other acquisitions. Capital expenditures required $155.6 million in the current period compared to $171.8 million a year ago. Cash provided by divestitures in the current period totaled $178.0 million, due to the sale of the bakery products unit. In last year's six-month period, cash provided by divestitures totaled $490.7 million, due to the sale of the Ore-Ida frozen foodservice business.

  In the current period, financing activities required $17.0 million compared to $601.1 million a year ago. Share repurchases totaled $238.2 million (4.3 million shares) versus $316.7 million (7.0 million shares) last year. Dividend payments totaled $238.1 million compared to $222.2 million a year ago. Payments on long-term debt required $49.2 million compared to $252.9 million last year. Proceeds from long-term debt provided $255.9 million in the current period. Net proceeds from commercial paper and short-term borrowings provided $155.1 million compared to $35.4 million last year. Stock options exercised provided $65.7 million versus $114.4 million a year ago.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At October 28, 1998, the company had $1.49 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

  On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

  On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share. On December 9, 1998, the company's board of directors declared the quarterly dividend on the company's common stock of $0.34 1/4 per share, payable on January 10, 1999, to shareholders of record at the close of business on December 21, 1998.

  On October 2, 1998, the company completed the sale of its bakery products unit to The Pillsbury Company for $178.0 million. The transaction resulted in a pretax gain of $5.7 million. The bakery products unit contributed approximately $200 million in sales for Fiscal 1998. This divestiture is part of the company's strategy to divest businesses that do not meet its strategic objectives.

  The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

YEAR 2000 ISSUE

  The Year 2000 issue arises because many computer hardware and software systems use only two digits rather than four digits to refer to a year. Therefore, computers or other equipment with date-sensitive programming may not properly recognize a year that begins with "20." If not corrected, this could cause system failures or miscalculations that could significantly disrupt the company's business.

  Beginning in 1996, the company initiated a worldwide plan to address the Year 2000 issues that could affect its operations. The company's Chief Information Officer is in charge of the Year 2000 project. Each of the company's business units and corporate headquarters have established Year 2000 compliance teams. The project is called "Operation Ready," a name that helps focus the organization on the overall challenge of being operationally ready to address the expected consequences of the Year 2000 issue, including compliance by third parties who have material relationships with the company, such as vendors, customers and suppliers, and the development of contingency plans.

  The first phase of Operation Ready was to conduct a worldwide review to identify and evaluate areas impacted by the Year 2000 issue. The review and evaluation focused on both traditional computer information systems ("IT systems") and non-information systems such as manufacturing, process and logistical systems which rely on embedded chips or similar devices ("non-IT systems"). The assessment of the company's internal IT systems has been substantially completed, and the assessment of its non-IT systems is continuing on schedule.

  The second phase of the company's Year 2000 readiness plan is remediation which involves replacement, upgrading, modification and testing of affected hardware, software and process systems. Management estimates that approximately 56% of its core worldwide IT systems are Year 2000 compliant. It is expected that the remaining IT systems will be operationally ready by July 1999. The remediation of non-IT systems is progressing, and it is estimated that these efforts will be substantially complete by August 1999.

  Teams from the Corporate Audit Department with the assistance of outside consultants are visiting the company's major affiliates to independently review the progress of Operation Ready. The target date for the completion of the reviews is the end of February 1999.

  It is currently estimated that the cost to make the company's IT systems and non-IT systems Year 2000 operationally ready will be approximately $65 million, of which approximately two-thirds has been incurred to date. All of the costs are being funded through operating cash flow. These estimated costs have not had nor are expected to have a material adverse effect on the company's consolidated financial position, results of operations or liquidity. This amount does not include any costs for implementation of the company's contingency plans described below.

  The investigation and assessment of the Year 2000 preparedness of important suppliers, vendors, customers and other third parties is ongoing. Progress reports from the company's Year 2000 compliance teams on the Year 2000 readiness of these third parties are to be completed January 1999.

  The consequences of noncompliance by the company, its major suppliers, vendors, service providers or customers could have a material adverse impact on the company's operations. Although the company does not anticipate any major noncompliance issues, the company believes the most likely worst case scenario would be the temporary disruption of its business in certain locations in the event of noncompliance by the company or such third parties, which could include temporary plant closings, delays in the delivery and receipt of products and supplies, invoice and collection errors and inventory obsolescence.

  The company's headquarters and affiliate Year 2000 compliance teams are working to allow the company to continue critical operations in the event either the company or major key suppliers or customers fail to resolve their respective Year 2000 issues in a timely manner. In addition, each major function involving the company (purchasing, manufacturing, etc.) has a contingency planning team working on Year 2000 issues specific to that function. The plans developed by the functional teams will be shared with the affiliate teams, so that Year 2000 issues will be addressed from two separate perspectives. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, developing emergency back-up procedures, securing alternate suppliers, replacing electronic applications with manual processes or other appropriate measures.

  The company's Year 2000 readiness plan, including the consideration of contingency plans, is an ongoing process and will continue to evolve and change as new information becomes available, including without limitation estimates of costs and completion dates for various components of the plan as described above.

EURO CONVERSION

  A single currency, the Euro, will be introduced in Europe on January 1, 1999. Of the fifteen member countries of the European Union, eleven have agreed to adopt the Euro as their legal currency on that date. Fixed conversion rates between the existing currencies of these eleven countries and the Euro will be established as of that date. The existing currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002. During this transition period, parties may settle transactions using either the Euro or a participating country's legal currency. At the current time, the company does not believe that the conversion to the Euro will have a material impact on its business or its financial condition.

  The foregoing discussion of the company's Year 2000 issue and Euro conversion contains forward looking statements regarding anticipated costs, projections or risks, descriptions of expected outcomes and results and other matters that are not historical facts. These statements are subject to risks, uncertainties and unanticipated events, including among others with respect to the Year 2000 issue, those that could arise from Year 2000 actions and plans of entities that do business with the company, the ability to identify, assess, remediate and test all affected equipment and systems, including those using embedded technology and the continued availability of qualified personnel. As a consequence, actual results and costs may differ materially from those expressed above. In addition, actual results may differ as a result of other factors not enumerated above as well as changes in current circumstances that are impossible to predict at this time.

OTHER MATTERS

  On November 10, 1998, the company announced the formation of Heinz Frozen Food Company, combining the operations of its Ore-Ida Foods and Weight Watchers Gourmet Food Company units. As a result, the company expects to incur a restructuring charge of approximately $150 million pretax in the third quarter ending January 27, 1999.

  This plan to streamline and focus the North American frozen food operations includes the following four major initiatives:

  1. Heinz Frozen Food Company headquarters will be located in Pittsburgh. The company expects significant go-to-market benefits by combining all frozen brands under a single management focus;

  2. The company's current frozen food manufacturing operations will be realigned to create manufacturing "centers of excellence." This manufacturing realignment includes the closure of the West Chester, Pennsylvania factory and downsizing of the Pocatello, Idaho facility;

  3. Reconfiguration of the frozen food distribution matrix including the consolidation and realignment of the company's warehousing and distribution structure;

  4. The discontinuance of the pocket sandwich business and exit of certain non-strategic frozen food businesses in order to focus on the key frozen brands.

  Additionally, there will be approximately $15 million of future costs incurred for implementation of the initiatives through the remainder of Fiscal 1999 and Fiscal 2000. These initiatives are expected to generate approximately $32 million in future ongoing annual savings, which will be fully realized by Fiscal 2001. The restructuring initiatives will result in a net workforce reduction of approximately 400 employees.

  The company will continue to review additional initiatives in the months ahead which would further sharpen our business focus, while standardizing and freeing resources for our future growth plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  There have been no material changes in the company's market risk during the six months ended October 28, 1998. For additional information, refer to pages 31 through 33 of the company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania on September 8, 1998. The following individuals were elected as directors for a one-year term expiring in September 1999:

                                                                                       Shares
   Director                             Shares for                                    Withheld
   ------------------                   -----------                                   ---------
   A. J. F. O'Reilly                    311,368,571                                   7,971,656
   W. R. Johnson                        314,237,454                                   5,102,773
   W. P. Snyder III                     313,583,829                                   5,756,398
   H. J. Schmidt                        313,569,565                                   5,770,662
   E. B. Sheldon                        313,615,229                                   5,724,998
   S. C. Johnson                        313,948,761                                   5,391,466
   D. R. Keough                         313,884,448                                   5,455,779
   S. D. Wiley                          314,014,586                                   5,325,641
   L. J. McCabe                         314,270,294                                   5,069,933
   D. R. Williams                       314,274,062                                   5,066,165
   N. F. Brady                          312,022,717                                   7,317,510
   W. C. Springer                       314,239,561                                   5,100,666
   E. E. Holiday                        314,131,576                                   5,208,651
   P. F. Renne                          314,227,857                                   5,112,370
   C. K. Bryan                          313,889,575                                   5,450,652
   M. C. Choksi                         313,864,060                                   5,476,167
   J. M. Zimmerman                      314,144,904                                   5,195,323
   L. S. Coleman, Jr.                   313,689,260                                   5,650,967
   D. J. O'Neill                        314,031,962                                   5,308,265
   M. Ritchie                           314,120,756                                   5,219,471

  Shareholders also acted upon the following proposal at the Annual Meeting:

  Elected Price WaterhouseCoopers, LLP the company's independent accountants for the fiscal year ending April 28, 1999. Votes totaled 317,460,967 for; 749,018 against; and 1,130,242 abstentions.

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

   12.Computation of Ratios of Earnings to Fixed Charges.

   27.Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended October 28, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: December 11, 1998                             /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: December 11, 1998                          /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)