Form 10-Q
period 1999-01-27
HEINZ H J CO
filed 1999-03-15
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended January 27, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from        to

For the Nine Months Ended January 27, 1999        Commission File Number 1-3385

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 26, 1999 was 359,477,782 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Three Months     Three Months
                               Ended            Ended
                          January 27, 1999 January 28, 1998
                          ---------------- ----------------
                              FY 1999          FY 1998
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $2,282,062       $2,236,034
Cost of products sold...      1,429,482        1,379,218
                             ----------       ----------
Gross profit............        852,580          856,816
Selling, general and
administrative expenses.        586,191          512,776
                             ----------       ----------
Operating income........        266,389          344,040
Interest income.........          5,993            7,462
Interest expense........         63,522           64,848
Other expense, net......          7,634           18,041
                             ----------       ----------
Income before income
taxes...................        201,226          268,613
Provision for income
taxes...................         80,672           80,457
                             ----------       ----------
Net income..............     $  120,554       $  188,156
                             ==========       ==========
Net income per share--
diluted.................     $     0.33       $     0.50
                             ==========       ==========
Average common shares
outstanding--diluted....        368,476          373,509
                             ==========       ==========
Net income per share--
basic...................     $     0.33       $     0.51
                             ==========       ==========
Average common shares
outstanding--basic......        361,750          366,403
                             ==========       ==========
Cash dividends per
share...................     $ 0.34 1/4       $ 0.31 1/2
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Nine Months      Nine Months
                               Ended            Ended
                          January 27, 1999 January 28, 1998
                          ---------------- ----------------
                              FY 1999          FY 1998
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $6,832,694       $6,733,386
Cost of products sold...      4,175,262        4,196,835
                             ----------       ----------
Gross profit............      2,657,432        2,536,551
Selling, general and
administrative expenses.      1,545,594        1,369,517
                             ----------       ----------
Operating income........      1,111,838        1,167,034
Interest income.........         20,145           23,004
Interest expense........        195,081          190,956
Other expense, net......         33,545           31,829
                             ----------       ----------
Income before income
taxes...................        903,357          967,253
Provision for income
taxes...................        337,684          346,930
                             ----------       ----------
Net income..............     $  565,673       $  620,323
                             ==========       ==========
Net income per share--
diluted.................     $     1.54       $     1.66
                             ==========       ==========
Average common shares
outstanding--diluted....        368,476          373,509
                             ==========       ==========
Net income per share--
basic...................     $     1.56       $     1.69
                             ==========       ==========
Average common shares
outstanding--basic......        361,750          366,403
                             ==========       ==========
Cash dividends per
share...................     $     1.00       $     0.92
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               January 27, 1999 April 29, 1998*
                                               ---------------- ---------------
                                                   FY 1999          FY 1998
                                                 (Unaudited)
                                                    (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.....................    $  148,313      $   96,300
Short-term investments, at cost which
approximates market...........................         8,325           3,098
Receivables, net..............................     1,089,812       1,071,837
Inventories...................................     1,482,737       1,328,843
Prepaid expenses and other current assets.....       191,028         186,441
                                                  ----------      ----------
  Total current assets........................     2,920,215       2,686,519
                                                  ----------      ----------
Property, plant and equipment.................     4,081,057       4,068,123
Less accumulated depreciation.................     1,781,384       1,673,461
                                                  ----------      ----------
  Total property, plant and equipment, net....     2,299,673       2,394,662
                                                  ----------      ----------
Goodwill, net.................................     1,695,902       1,764,574
Trademarks, net...............................       529,746         416,918
Other intangibles, net........................       186,821         194,560
Other non-current assets......................       546,196         566,188
                                                  ----------      ----------
  Total other non-current assets..............     2,958,665       2,942,240
                                                  ----------      ----------
  Total assets................................    $8,178,553      $8,023,421
                                                  ==========      ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 27, 1999 April 29, 1998*
                                                ---------------- ---------------
                                                    FY 1999          FY 1998
                                                  (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...............................     $  293,373      $  301,028
Portion of long-term debt due within one year.         16,420          38,598
Accounts payable..............................        820,150         978,365
Salaries and wages............................         53,567          66,473
Accrued marketing.............................        199,505         163,405
Accrued restructuring costs...................         30,314          94,400
Other accrued liabilities.....................        322,153         360,608
Income taxes..................................        255,243         161,396
                                                   ----------      ----------
  Total current liabilities...................      1,990,725       2,164,273
                                                   ----------      ----------
Long-term debt................................      3,204,907       2,768,277
Deferred income taxes.........................        262,968         291,161
Non-pension postretirement benefits...........        207,580         209,642
Other liabilities.............................        405,401         373,552
                                                   ----------      ----------
  Total long-term debt and other liabilities..      4,080,856       3,642,632
                                                   ----------      ----------
Shareholders' Equity:
Capital stock.................................        107,948         107,973
Additional capital............................        274,037         252,773
Retained earnings.............................      4,594,195       4,390,248
                                                   ----------      ----------
                                                    4,976,180       4,750,994
Less:
 Treasury stock at cost (71,529,986 shares at
   January 27, 1999 and 67,678,632 shares at
   April 29, 1998)............................      2,405,401       2,103,979
 Unearned compensation relating to the ESOP...         12,649          14,822
 Accumulated other comprehensive income.......        451,158         415,677
                                                   ----------      ----------
  Total shareholders' equity..................      2,106,972       2,216,516
                                                   ----------      ----------
  Total liabilities and shareholders' equity..     $8,178,553      $8,023,421
                                                   ==========      ==========

*Summarized from audited fiscal year 1998 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                              January 27, 1999 January 28, 1998
                                              ---------------- ----------------
                                                  FY 1999          FY 1998
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 475,372        $ 554,715
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (211,785)        (258,421)
  Acquisitions, net of cash acquired.........     (196,390)        (136,351)
  Proceeds from divestitures.................      179,000          490,739
  Purchases of short-term investments........     (718,279)        (857,067)
  Sales and maturities of short-term
   investments...............................      706,721          880,710
  Other items, net...........................       31,456           28,864
                                                 ---------        ---------
    Cash (used for) provided by investing
     activities..............................     (209,277)         148,474
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt...............      255,928            3,934
  Proceeds from commercial paper and short-
   term borrowings, net......................      214,484          481,438
  Payments on long-term debt.................      (54,395)        (563,065)
  Dividends..................................     (361,726)        (337,670)
  Purchases of treasury stock................     (373,597)        (480,306)
  Exercise of stock options..................       70,765          170,598
  Other items, net...........................       32,030           77,549
                                                 ---------        ---------
    Cash used for financing activities.......     (216,511)        (647,522)
                                                 ---------        ---------
Effect of exchange rate changes on cash and
 cash equivalents............................        2,429          (16,674)
                                                 ---------        ---------
Net increase in cash and cash equivalents....       52,013           38,993
Cash and cash equivalents at beginning of
 year........................................       96,300          156,986
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 148,313        $ 195,979
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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                 January 27, 1999 April 29, 1998
                                                 ---------------- --------------
                                                     (Thousands of Dollars)
    Finished goods and work-in-process..........    $1,127,462      $  988,322
    Packaging material and ingredients..........       355,275         340,521
                                                    ----------      ----------
                                                    $1,482,737      $1,328,843
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

(6) In the third quarter, as part of the initial phase of Operation Excel (the transformative four-year growth and restructuring initiative, announced on February 17, 1999) the company recognized restructuring and related costs of $141.7 million pretax ($0.27 per diluted share), primarily due to combining the company's Ore-Ida Foods and Weight Watchers Gourmet Food Company units into the newly formed Heinz Frozen Food Company. These costs are classified as costs of products sold ($87.6 million) and as selling, general and administrative expenses ($54.1 million) in the Consolidated Statement of Income. In its entirety, Operation Excel will require a pre-tax restructuring charge of $900 million, which includes the charge taken in this third quarter. This $900 million charge will be spread over four years, with most of the cost accrued this year. Implementation costs will be approximately $200 million over the four years.

    As part of this plan to streamline and focus the North American frozen food operations, Heinz Frozen Food Company headquarters will be located in Pittsburgh. The company's current frozen food manufacturing operations will also be realigned to create "Centers of Manufacturing Excellence." This manufacturing realignment includes the closure of the West Chester, Pennsylvania factory and downsizing of the Pocatello, Idaho facility. In addition, the company will discontinue the pocket sandwich business and exit certain non-strategic frozen food businesses in order to focus on the key frozen brands.

    The major components of this charge and the remaining accrual balance as of January 27, 1999 were as follows:

                                                                      Accrued
                                                          Amounts  Restructuring
                                                  Charge  Utilized     Costs
                                                  ------  -------- -------------
                                                     (Thousands of Dollars)
    Employee termination and severance costs.... $ 19,696 $ 13,980    $5,716
    Exit costs..................................    7,674    4,397     3,277
    Non-cash asset write-downs..................   89,295   89,295        --
    Implementation costs........................   25,060   25,060        --
                                                 -------- --------    ------
                                                 $141,725 $132,732    $8,993
                                                 ======== ========    ======

    Employee termination and severance costs do not represent all of the amounts to be recorded in connection with the separation of the affected employees, as additional costs will be recognized over the next year as eligibility requirements are met. The restructuring initiatives will result in a net workforce reduction of approximately 400 employees due to the termination of approximately 800 employees at closed or downsized locations, which will be partially offset by increased employment at other locations.

    Asset write-downs consist primarily of fixed asset and other long-term asset impairments that were recorded as a direct result of the company's decision to exit businesses or facilities ($86 million). Of this amount, $61.4 million represents write-downs of property, plant and equipment and other depreciable assets and $24.6 million represents the write-down of goodwill on businesses to be discontinued. Write-downs were also recognized for estimated losses from disposals of inventories, packaging materials and other assets as a direct result of the company's decision to exit businesses or facilities ($3.3 million).

    Implementation costs consist primarily of consulting fees and employee relocation costs related to Operation Excel and are recognized as incurred.

(7) In the second quarter of Fiscal 1999, the company reversed $25.7 million of unutilized Project Millennia (the company's reorganization and restructuring program announced in March, 1997) accruals for severance and exit costs. This reversal reflected efficiencies on a number of initiatives where the original estimates were higher than the actual costs to complete the projects. This reversal reduced accrued restructuring costs on the balance sheet and was recorded in cost of products sold ($20.7 million) and selling, general and administrative expenses ($5.0 million) in the Consolidated Statement of Income. The remaining Project Millennia accrual balance of $21.3 million is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet.

(8) On October 2, 1998, the company completed the sale of its bakery products unit to The Pillsbury Company for $178 million. The transaction resulted in a pretax gain of $5.7 million, which was recorded in selling, general and administrative expenses. The bakery products unit contributed approximately $200 million in sales for Fiscal 1998. Pro forma results of the company, assuming this transaction had been made at the beginning of each period presented, would not be materially different from the results reported.

(9) On June 1, 1998, the company acquired the Vidalia O's frozen onion rings brand from Vidalia Frozen Foods, Inc. to complement the company's Ore-Ida frozen vegetable lines.

    On June 26, 1998, the company acquired the Eta brand of dressings (mayonnaise, salad dressings) and peanut butter from Griffins Foods Limited of Auckland, New Zealand.

    On July 6, 1998, the company acquired the College Inn brand of canned broths from Nabisco Inc.

     On January 4, 1999, the company acquired Sonnen Bassermann, Germany's leading marketer of ready-to-serve soups and meals, from Danone Group.

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

(10) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At January 27, 1999, the company had $1.55 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

     On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

(11) On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share.

(12) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                       Three Months     Three Months     Nine Months      Nine Months
                                          Ended            Ended            Ended            Ended
                                     January 27, 1999 January 28, 1998 January 27, 1999 January 28, 1998
                                     ---------------- ---------------- ---------------- ----------------
                                         FY 1999          FY 1998          FY 1999          FY 1998
                                                  (In Thousands, Except per Share Amounts)
   Net income per share--basic:
     Net income....................      $120,554         $188,156         $565,673         $620,323
     Preferred dividends...........             7                9               23               28
                                         --------         --------         --------         --------
     Net income applicable to
      common stock.................      $120,547         $188,147         $565,650         $620,295
                                         ========         ========         ========         ========
     Average common shares
      outstanding--basic...........       361,750          366,403          361,750          366,403
                                         ========         ========         ========         ========
     Net income per share--basic...      $   0.33         $   0.51         $   1.56         $   1.69
                                         ========         ========         ========         ========
   Net income per share--diluted:
     Net income....................      $120,554         $188,156         $565,673         $620,323
                                         ========         ========         ========         ========
     Average common shares
      outstanding..................       361,750          366,403          361,750          366,403
     Effect of dilutive securities:
       Convertible preferred stock.           245              304              245              304
       Stock options...............         6,481            6,802            6,481            6,802
                                         --------         --------         --------         --------
     Average common shares
      outstanding--diluted.........       368,476          373,509          368,476          373,509
                                         ========         ========         ========         ========
     Net income per share--diluted.      $   0.33         $   0.50         $   1.54         $   1.66
                                         ========         ========         ========         ========

(13) As of April 30, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." The adoption of this statement had no impact on the company's net income or shareholders' equity. SFAS No. 130 establishes standards for reporting comprehensive income in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the company, comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. Amounts in prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

     The components of comprehensive income, net of related tax, for the periods presented are as follows:

                              Three Months     Three Months     Nine Months      Nine Months
                                 Ended            Ended            Ended            Ended
                            January 27, 1999 January 28, 1998 January 27, 1999 January 28, 1998
                            ---------------- ---------------- ---------------- ----------------
                                FY 1999          FY 1998          FY 1999          FY 1998
                                                  (Thousands of Dollars)
     Net income...........      $120,554         $188,156         $565,673         $620,323
     Other comprehensive
      income (loss):
       Foreign currency
        translation
        adjustment........       (15,218)        (106,883)         (39,955)        (153,246)
       Minimum pension
        liability
        adjustment........         2,681            1,089            4,474            1,586
                                --------         --------         --------         --------
     Comprehensive income.      $108,017         $ 82,362         $530,192         $468,663
                                ========         ========         ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           THREE MONTHS ENDED JANUARY 27, 1999 AND JANUARY 28, 1998

  On November 10, 1998, the company announced the formation of Heinz Frozen Food Company, combining the operations of its Ore-Ida Foods and Weight Watchers Gourmet Food Company units. This program is the initial phase of Operation Excel and includes consolidating Ore-Ida's headquarters staff in Boise with the Weight Watchers Gourmet Food Company in Pittsburgh. The company's frozen food manufacturing operations will also be realigned to create "Centers of Manufacturing Excellence." This manufacturing realignment includes the closure of the West Chester, Pennsylvania factory and downsizing the Pocatello, Idaho facility. In addition, the company will discontinue the pocket sandwich business and exit certain non-strategic frozen food businesses in order to focus on the key frozen brands. In connection with this initial phase of Operation Excel the company expects to make capital expenditures totaling approximately $17 million, with a significant portion to be spent in Fiscal 2000. This phase of the restructuring initiatives will result in a net workforce reduction of approximately 400 employees due to the termination of approximately 800 employees at closed or downsized locations, which will be partially offset by increased employment at other locations.

  In the third quarter, the company recorded restructuring and related costs of $141.7 million pretax ($0.27 per diluted share) primarily for this initial phase of Operation Excel. This charge is classified as cost of products sold ($87.6 million) and as selling, general and administrative expenses ($54.1 million) in the Consolidated Statement of Income. Components of the third quarter Operation Excel costs requiring the utilization of cash total approximately $42 million, of which approximately $33 million was spent in the third quarter.

Results of Operations

  For the three months ended January 27, 1999, sales increased $46.0 million, or 2.1%, to $2,282.1 million from $2,236.0 million last year. The increase is due to improved volume of 2.6%, acquisitions of 2.3% and pricing of 0.5%, partially offset by the unfavorable effect of foreign exchange translation rates of 1.0% and divestitures of 2.3%. Domestic operations provided 53.1% of sales in both the current and prior year periods.

  Volume increases were recorded in seafood, single serve condiments, Smart Ones frozen entrees, sauces, soups, Heinz ketchup, weight loss classroom activities and infant foods. These increases were partially offset by volume decreases in dog food, coated products, Budget Gourmet frozen entrees, and frozen potatoes. Price increases in infant foods were offset by price decreases in seafood and Heinz ketchup.

  Foreign currencies declined against the U.S. dollar, decreasing sales by $21.5 million or 1.0%. This decrease came primarily from sales in the Asia/Pacific region, Canada and Africa.

  Acquisitions impacting the quarter-to-quarter sales dollar comparison include the College Inn brand of canned broths and other smaller acquisitions, primarily in South Africa. The sales impact of these acquisitions was offset by divestitures, primarily the bakery products unit in Fiscal 1999.

  Gross profit decreased $4.2 million to $852.6 million from $856.8 million and the gross profit margin decreased to 37.4% from 38.3%. Excluding the Operation Excel costs in the current quarter and Project Millennia implementation costs ($14.8 million) in the prior year's same quarter, gross profit increased $68.5 million to $940.2 million from $871.7 million, and the gross profit margin increased to 41.2% from 39.0%. Cost savings from Project Millennia, stronger sales volume, a favorable product mix due to acquisitions and divestitures, and gross profit margin improvements in the Weight Watchers classroom business (attributable to the Weight Watchers 1-2-3 Success(TM)
Plan) increased gross profit and gross profit margin.

  Operating income decreased $77.7 million to $266.4 million from $344.0 million. Excluding the Operation Excel costs in the current quarter and Project Millennia implementation costs ($29.4 million) in last year's third quarter, operating income increased $34.7 million, or 9.3% to $408.1 million from $373.4 million and the operating margin increased to 17.9% from 16.7%. The increase in operating income, excluding these non-recurring items, is primarily attributable to the increase in gross profit; partially offset by increased selling, general and administrative expenses, due primarily to increased marketing expense. Poor results in the pet food business, primarily due to the disappointing performance of the 9-Lives four pack, an unfavorable mix shift and inefficient trade spending, were largely offset by the favorable results of the Weight Watchers classroom business. Excluding the results of the pet food and the Weight Watchers classroom businesses, operating income increased more than 12%.

  Net interest expense was flat as higher borrowings were offset by lower average interest rates. Other expenses decreased $10.4 million to $7.6 million from $18.0 million, primarily due to currency losses in the Asia/Pacific region last year.

  The effective tax rate for the third quarter of Fiscal 1999 was 40.1% compared to 30.0% for the same period last year. This quarter's higher rate includes the impact of nondeductible expenses related to the restructuring. Excluding the impact of the Operation Excel restructuring and related costs, the effective tax rate for this year's third quarter was 36.0%. Last year's effective tax rate included a benefit from tax legislation in Italy and a reduction in the full-year projected rate.

  Net income for the third quarter of Fiscal 1999 was $120.6 million compared to $188.2 million for the same period last year, and diluted earnings per share was $0.33 compared to $0.50 a year ago. Excluding the impact of the non-recurring items noted above, net income would have increased 6.2% to $219.5 million from $206.7 million, and diluted earnings per share would have increased 9.1% to $0.60 from $0.55 last year.

            NINE MONTHS ENDED JANUARY 27, 1999 AND JANUARY 28, 1998

Results of Operations

  For the nine months ended January 27, 1999, sales increased $99.3 million, or 1.5% to $6,832.7 million from $6,733.4 million. The increase is due to improved volume of 3.2%, acquisitions of 2.4% and pricing of 1.0%, partially offset by the unfavorable impact of foreign exchange translation rates of 2.9% and divestitures of 2.2%. Domestic operations provided 53.2% of sales in both the current and prior year periods.

  Volume increases were recorded in weight loss classroom activities, Heinz ketchup, Smart Ones frozen entrees, single serve condiments, sauces, seafood and soups. These increases were partially offset by volume decreases in dog food, coated products and frozen potatoes. Price increases in infant foods and sauces were partially offset by price decreases in dog food.

  Foreign currencies declined against the U.S. dollar, decreasing sales by $192.6 million, or 2.9%. This decrease came primarily from sales in the Asia/Pacific region, Africa and Canada.

  During the first nine months of Fiscal 1999, the company acquired the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand, the convenience meals business of Sonnen Bassermann in Germany, the Vidalia O's frozen onion rings brand and also made some other small acquisitions. Fiscal 1998 acquisitions impacting the period-to-period sales dollar comparison include John West Foods Limited in Europe and other acquisitions, primarily in South Africa and Europe. The sales impact of these acquisitions was partially offset by divestitures, primarily the Ore-Ida frozen foodservice business in Fiscal 1998 and the bakery products unit in the second quarter of Fiscal 1999.

  During the first nine months of Fiscal 1999, the company reversed $25.7 million of unutilized Project Millennia accruals for severance and exit costs. This reversal reflected efficiencies on a number of initiatives where the original estimates were higher than the actual costs to complete the projects. This reversal was recorded in cost of products sold ($20.7 million) and selling, general and administrative expenses ($5.0 million) in the Consolidated Statement of Income. Also during Fiscal 1999, the company incurred additional costs of $22.3 million related to the implementation of Project Millennia. These costs consisted primarily of start-up, consulting, and training costs. On October 2, 1998, the company completed the sale of its bakery products unit, resulting in a pretax gain of $5.7 million, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Income. The net impact, on diluted earnings per share, of these items and the Operation Excel costs described above was a decrease of $0.26.

  During the first nine months of Fiscal 1998, the company recognized a pretax gain of $96.6 million from the sale of its Ore-Ida frozen foodservice business, which was recorded in selling, general and administrative expenses, and also incurred additional costs of $60.4 million related to the implementation of Project Millennia. The net impact of these items on diluted earnings per share for last year's nine-month period was an increase of $0.04 per share.

  Gross profit increased $120.9 million to $2,657.4 million from $2,536.6 million last year, and the gross profit margin increased to 38.9% from 37.7%. Excluding the Operation Excel costs, the reversal of unutilized Project Millennia accruals in the current period, and Project Millennia implementation costs in both periods, gross profit increased $176.9 million to $2,739.1 million from $2,562.2 million, and the gross profit margin increased to 40.1% from 38.1%. Cost savings from Project Millennia, stronger sales volume, a favorable product mix due to acquisitions and divestitures, and gross profit margin improvements in the Weight Watchers classroom business (attributable to the Weight Watchers 1-2-3 Success(TM) Plan) increased gross profit and gross profit margin.

  Operating income decreased $55.2 million to $1,111.8 million from $1,167.0 million last year. The current period includes the Operation Excel costs; the reversal of unutilized Project Millennia accruals; the gain on the sale of the bakery products unit; and Project Millennia implementation costs. Last year's first nine months included the gain on the sale of the Ore-Ida frozen foodservice business and Project Millennia implementation costs. Excluding these items in both periods, operating income increased $113.6 million, or 10.0%, to $1,244.5 million from $1,130.8 million and the operating margin increased to 18.2% from 16.8%. The increase in operating income, excluding these items, is primarily attributable to the increase in gross profit; partially offset by increased selling, general and administrative expenses, driven by increased marketing expense. Poor results in the pet food business, primarily due to the disappointing performance of the 9-Lives four pack, an unfavorable mix shift and inefficient trade spending, were largely offset by the favorable results of the Weight Watchers classroom business. The company expects that continued exceptional performance by several core businesses, along with tight cost controls, will keep it on track to meet expectations for the year despite an anticipated reduction in the fourth quarter operating income for the pet food business.

  Net interest expense increased to $174.9 million from $168.0 million last year due to higher borrowings offset by lower average interest rates.

  The effective tax rate for the current nine-month period was 37.4% compared to 35.9% last year. Excluding the impact of the Operation Excel costs and the bakery sale, the effective tax rate for the current nine-month period was 36.0%. Last year's effective tax rate reflected the benefits of tax legislation in Italy and the United Kingdom, partially offset by a significantly higher tax rate associated with the sale of Ore-Ida's frozen foodservice business. Excluding these items, last year's effective tax rate was 37.0% for the nine-month period.

  Net income for the first nine months of Fiscal 1999 was $565.7 million compared to $620.3 million last year, and diluted earnings per share was $1.54 compared to $1.66 a year ago. Excluding the impact of the non-recurring items noted above, net income would have increased 9.5% to $663.0 million from $605.2 million last year, and diluted earnings per share would have increased 11.1% to $1.80 from $1.62 last year.

Liquidity and Financial Position

  Cash provided by operating activities totaled $475.4 million for the nine-month period ended January 27, 1999 compared to $554.7 million last year.

  Cash used for investing activities totaled $209.3 million this year compared to providing $148.5 million last year. Acquisitions in the current period required $196.4 million, due mainly to the purchases of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand, the convenience meals business of Sonnen Bassermann in Germany, and the Vidalia O's frozen onion rings brand. Acquisitions in last year's comparable period required $136.4 million, due mainly to the purchases of John West Foods Limited in Europe, the single-serve foodservice business of CPC (United Kingdom) and its Frank Cooper's brand, a majority interest in Pudliszki S. A. of Poland, and other acquisitions primarily in South Africa and the Asia/Pacific region. Capital expenditures required $211.8 million in the current period compared to $258.4 million last year. Cash provided by divestitures totaled $179.0 million in the current period, due primarily to the sale of the bakery products unit. Last year, cash provided by divestitures totaled $490.7 million due to the sale of the Ore-Ida frozen foodservice business.

  In the current period, financing activities required $216.5 million compared to $647.5 million last year. Share repurchases totaled $373.6 million (6.7 million shares) versus $480.3 million (10.2 million shares) last year. Dividend payments totaled $361.7 million compared to $337.7 million last year. Payments on long-term debt required $54.4 million compared to $563.1 million a year ago. Proceeds from long-term debt provided $255.9 million versus $3.9 million last year. Net proceeds from commercial paper and short-term borrowings provided $214.5 million compared to $481.4 million last year. Stock options exercised provided $70.8 million in the current period versus $170.6 million last year.

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At January 27, 1999, the company had $1.55 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 29, 1998, the company had $1.34 billion of domestic commercial paper outstanding and classified as long-term debt.

  On July 15, 1998, the company, under its current shelf registration statement, issued $250 million of 6.375% debentures due 2028. The proceeds were used to repay domestic commercial paper.

  On September 8, 1998, the company's board of directors raised the quarterly dividend on the company's common stock to $0.34 1/4 per share from $0.31 1/2 per share, for an indicated annual rate of $1.37 per share. On March 10, 1999, the company's board of directors declared the quarterly dividend on the company's common stock of $0.34 1/4 per share, payable on April 10, 1999, to shareholders of record at the close of business on March 22, 1999.

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

Year 2000 Issue

  The Year 2000 issue arises because many computer hardware and software systems use only two digits rather than four digits to refer to a year. Therefore, computers or other equipment with date sensitive programming may not properly recognize a year that begins with "20." If not corrected, this could cause system failures or miscalculations that could significantly disrupt the company's business.

  Beginning in 1996, the company initiated a worldwide plan to address the Year 2000 issues that could affect its operations. The company's Chief Information Officer is in charge of the Year 2000 project. Each of the company's business units and corporate headquarters have established Year 2000 teams. The project is called "Operation Ready," a name that helps focus the organization on the overall challenge of being operationally ready to address the expected consequences of the Year 2000 issue, including compliance by third parties who have material relationships with the company, such as vendors, customers and suppliers, and the development of contingency plans. The company's progress is monitored by senior management and periodically reported to the Audit Committee and Board of Directors.

  The first phase of Operation Ready was to conduct a worldwide review to identify and evaluate areas impacted by the Year 2000 issue. The review and evaluation focused on both traditional computer information systems ("IT systems") and non-information systems such as manufacturing, process and logistical systems which rely on embedded chips or similar devices ("non-IT systems"). The assessment of the company's internal IT systems has been completed, and the assessment of its non-IT systems is continuing on schedule and is expected to be complete by June 1999.

  The second phase of the company's Year 2000 readiness plan is remediation which involves replacement, upgrading, modification and testing of affected hardware, software and process systems. Management estimates that nearly 60% of its core worldwide IT systems are Year 2000 ready. It is expected that the remaining IT systems will be operationally ready by July 1999. The remediation of non-IT systems is progressing on schedule, and it is estimated that these efforts will be substantially complete by August 1999. The testing of remediated systems has been ongoing and is progressing on schedule.

  The Company's Corporate Audit Department has dedicated efforts to evaluating the company's Year 2000 preparedness. During the first quarter of calendar year 1999, Corporate Audit with the assistance of outside consultants performed on-site preparedness reviews at the company's 11 largest affiliate locations and its Corporate Headquarters. These reviews addressed IT systems remediation efforts as well as contingency planning and non-IT issues. Over the course of the remainder of the year, Corporate Audit will be performing similar reviews of other affiliates in addition to monitoring progress with respect to earlier reviews.

  It is currently estimated that the cost to make the company's IT systems and non-IT systems Year 2000 operationally ready will be approximately $65 million, of which over 70% has been incurred to date. All of the costs are being funded through operating cash flow. These estimated costs have not had nor are expected to have a material adverse effect on the company's consolidated financial position, results of operations or liquidity. This amount does not include any costs for implementation of the company's contingency plans described below.

  A critical part of Operation Ready involves the investigation and assessment of the Year 2000 preparedness of important suppliers, vendors, customers, utilities and other third parties. The company's initial round of assessments has been completed. Generally, these third parties have indicated that they are progressing on schedule with their Year 2000 issues. The company has begun on-site interviews and face-to-face visits with the critical suppliers, vendors and customers. These efforts will continue throughout the year in order to minimize the risk that any significant adverse consequences will result due to the failure of these third parties to be Year 2000 ready.

  While the company has no reason to believe that its exposure to the risks of the failure of it or third parties to be Year 2000 ready is any greater than the exposure to such risks that affect its competitors generally, there can be no assurance that the consequences of such failures would not have a material adverse impact on the company's operations. Although the company does not anticipate any major noncompliance issues, the company believes the most likely worst case scenario would be the temporary disruption of its business in certain locations in the event of noncompliance by the company or such third parties, which could include temporary plant closings, delays in the delivery and receipt of products and supplies, invoice and collection errors and inventory obsolescence. The company believes that its Operation Ready contingency planning should significantly reduce the adverse effect any such disruptions may have.

  The company's headquarters and affiliate Year 2000 readiness teams are working to allow the company to continue critical operations in the event either the company or major key suppliers or customers fail to resolve their respective Year 2000 issues in a timely manner. In addition, each major function involving the company (purchasing, manufacturing, sales, etc.) has a contingency planning team working on Year 2000 issues specific to that function. The plans developed by the functional teams have been shared with the affiliate teams, so that Year 2000 issues will be addressed from two separate perspectives. Contingency plans include stockpiling raw and packaging materials, increasing finished goods inventory levels, developing emergency back-up and recovery procedures, securing alternate suppliers, replacing electronic applications with manual processes or other appropriate measures.

  In early March, the key managers from corporate headquarters and each major affiliate participated in a three-day conference to share best practices, with particular emphasis on contingency planning. The company anticipates that this conference will help to accelerate its overall plan and readiness efforts.

  The company's Year 2000 readiness plan, including the further development and refinement of contingency plans, is an ongoing process and will continue to evolve and change as new information becomes available.

Euro Conversion

  A single currency, the Euro, was introduced in Europe on January 1, 1999. Of the fifteen member countries of the European Union, eleven adopted the Euro as their legal currency on that date. Fixed conversion rates between the national currencies of these eleven countries and the Euro were established on that date. The national currencies are scheduled to remain legal tender as denominations of the Euro during the transition period ending December 31, 2001. During this transition period, parties may settle transactions using either the Euro or a participating country's national currency. At the current time, the company does not believe that the conversion to the Euro will have a material impact on its business or its financial condition.

  The foregoing discussion of the company's Year 2000 issue and Euro conversion contains forward- looking statements regarding anticipated costs, projections or risks, descriptions of expected outcomes and results and other matters that are not historical facts. These statements are subject to risks, uncertainties and unanticipated events, including among others with respect to the Year 2000 issue, those that could arise from Year 2000 actions and plans of entities that do business with the company, the ability to identify, assess, remediate and test all affected equipment and systems, including those using embedded technology and the continued availability of qualified personnel. As a consequence, actual results and costs may differ materially from those expressed above. In addition, actual results may differ as a result of other factors not enumerated above as well as changes in current circumstances that are impossible to predict at this time.

Other Matters

  On February 11, 1999, the company announced that it has completed a joint venture transaction involving Indonesia's leading ketchup and sauce producer, ABC Central Food Industry of Jakarta. The new joint venture, named PT Heinz ABC Indonesia, will continue ABC Central Food's business. The company holds a majority interest in the joint venture. The ABC brand is Indonesia's market leader in "kecap" (a sweet soy sauce consumed with virtually every meal as either a tabletop condiment or ingredient). ABC produces Indonesia's top brands of "sambal" (a hot chili sauce) and "kecap asin" (a salty soy sauce). Additionally, the joint venture will produce ABC tomato ketchup and fruit drink concentrates. ABC products are sold to both the grocery and foodservice trade.

  On February 17, 1999, the company announced a transformative four-year growth and restructuring initiative, named Operation Excel, that is expected to generate $200 million in annual savings upon completion and growth in earnings per share of 10 to 12% annually over the next four years.

  Financially, Operation Excel is expected to deliver over four years:

  . More than $200 million in annual savings to reinvest against Heinz's brands;

  .  $2.5 billion in free cash flow;

  .  Volume growth of 3 to 4% annually;

  .  Return on invested capital to almost 40%;

  .  Increased gross profit margins to 42%;

  .  A sustained tax rate of between 35 to 36%; and

  . An additional $100 million investment in the coming year to support marketing and pricing initiatives against key brands (including ketchup, tuna and frozen potatoes).

  Operationally, the initiative will:

  . Focus on six core food categories (ketchup, condiments and sauces; frozen foods; tuna; soups, beans and pasta meals; infant foods; and pet products) and six key countries (the U. S.; the U. K.; Italy; Canada; Australia; and New Zealand) to provide a platform for growth in our other new markets worldwide;

  . Realign global manufacturing and distribution and create "Centers of Manufacturing Excellence" through expansion of 13 to 15 factories, closure or sale of 15 to 20 factories and the downsizing of at least 10 more;

  . Result in a net reduction of the worldwide workforce by approximately 3,000 to 4,000 over four years; and

  . Sell the Weight Watchers classroom business (while keeping Weight Watchers brand frozen foods), resulting in a reduction in future EPS projections by approximately 7 cents per share.

  Restructuring initiatives from Operation Excel are expected to generate savings of at least $50 million in Fiscal 2000, $145 million in Fiscal 2001, surpassing $200 million in Fiscal 2002 and beyond. Delivering these savings will require a pre-tax restructuring charge of approximately $900 million, which includes the charge taken in this third quarter. This $900 million charge will be spread over four years, with most of the cost accrued this year. Implementation costs that cannot be accrued under the accounting rules will be approximately $200 million over the four years.

  With the exception of the projects reflected in the third quarter restructuring charge, the remainder of Operation Excel, including the sale of the Weight Watchers classroom business, is subject to the approval of the company's Board of Directors. Action by the Board of Directors on Operation Excel is expected to take place prior to the end of the fiscal year. For additional information regarding Operation Excel, please refer to the company's Current Report on Form 8-K dated February 22, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in the company's market risk during the nine months ended January 27, 1999. For additional information, refer to pages 31 through 33 of the company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Nothing to report under this item.

ITEM 5. OTHER INFORMATION

  See Notes 6 and 9 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

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

   12. Computation of Ratios of Earnings to Fixed Charges.

   27. Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended January 27, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: March 15, 1999                                /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: March 15, 1999                             /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)