Form 10-K
period 1999-04-28
HEINZ H J CO
filed 1999-07-23
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended April 28, 1999
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number 1-3385

                              H. J. HEINZ COMPANY
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                             25-0542520
       (State of Incorporation)          (I.R.S. Employer Identification No.)


     600 Grant Street, Pittsburgh,                       15219
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of June 30, 1999 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$17,234,599,601.

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 1999, was 358,402,871 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Shareholders for the fiscal year ended April 28, 1999 are incorporated into Part I, Items 1 and 3; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

  Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated into Part III, Items 10, 11, 12 and 13.

                                    PART I

Item 1. Business.

  H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its consolidated subsidiaries (collectively, the "Company" or the "Registrant" unless the context indicates otherwise) manufacture and market an extensive line of processed food products throughout the world. The Company's products include ketchup and sauces/condiments, pet food, tuna and other seafood products, baby food, frozen potato products, soup (canned and frozen), lower-calorie products (frozen entrees, frozen desserts, frozen breakfasts and other products), beans, pasta, full calorie frozen dinners and entrees, chicken, vegetables and fruits (frozen and canned), coated products, meats, edible oils, pickles, vinegar, nutritional/performance drinks, margarine/shortening, juices and other processed food products. The Company also operates and franchises weight control classes and operates other related programs and activities. The Company intends to continue to engage principally in the business of manufacturing and marketing processed food products and the ingredients for food products.

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

  The Company manufactures its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and other fruits and vegetables are generally purchased on the open market.

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

  The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, and the Company's voluntary policy and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations. Congress passed the International Dolphin Conservation Program Act ("IDCPA") on August 15, 1997. It modified the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of "dolphin safe". Revision of the definition of "dolphin safe" and modification of the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean are not expected to have a material effect on the Company's operations.

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

  The Company's products are widely distributed around the world. Many of the Company's products are marketed under the "Heinz" trademark, principally in the United States, Canada, the United Kingdom, other western European countries, central and eastern Europe, Australia, Venezuela, Japan, the People's Republic of China, the Republic of Korea and Thailand. Other important trademarks include "Star-Kist" for tuna products, "Ore-Ida" for frozen retail potato products, "Bagel Bites" for pizza snack products, "Moore's" for retail coated vegetables, "Rosetto" for frozen pasta products, "Earth's Best" for baby food and "Dyna Bites" and "Cheese Bites" for retail snack products, all of which are marketed in the United States. "9-Lives" and "Pounce" are used for cat foods, "Kibbles N' Bits", "Ken-L-Ration", "Reward" and "IVD" for dog food, "Jerky Treats", "Meaty Bone", "Snausages" and "Pup-Peroni" for dog snacks, and "Nature's Recipe" for dog and cat foods, most of which are marketed in the United States and Canada. "Amore" is used for cat foods, "Kozy Kitten" for canned cat foods, "Cycle", "Gravy Train", "Skippy Premium", "Recipe" and "Vets" for dog food, all of which are marketed in the United States. "Chef Francisco" is used for frozen soups, "College Inn" is used for canned broths and "Omstead" is used for frozen vegetables, frozen coated products and frozen fish products, all of which are marketed in the United States and Canada. "Pablum" is used for baby food products marketed in Canada. "Plasmon", "Nipiol" and "Dieterba" are used for baby food products, "Teddy" and "Fattoria Scaldasole" for yogurt, "Ortobuono" for pickled vegetables and fruit in syrup, "Mare D'Oro" for seafood and "Mareblu" for tuna, "Mr. Foody" for table and kitchen sauces, "Bi-Aglut", "Aproten", "Polial" and "Dialibra" for nutraceutical products, all of which are mainly marketed in Italy. "Petit Navire" is used for tuna and mackerel products, "Marie Elisabeth" for sardines and tuna and "Orlando" and "Guloso" for tomato products, all of which are marketed in various European countries. "John West" is used for tuna, salmon and other products in the United Kingdom and other European countries. The "Frank Coopers" brand is used for single-serve foodservice products in the United Kingdom. The "Pudliszki" trademark is used for tomato based and other vegetable products in Poland. The "Sunar" trademark is used for infant feeding products in the Czech Republic. "Wattie's" is used for various grocery products and frozen foods, "Tegel" for poultry products, "Chef" and "Champ" for cat and dog foods and "Craig's" for jams and marmalades, all of which are marketed in New Zealand, Australia and the Asia/Pacific region. "Bruno" and "Winna" are used for petfood in New Zealand. "Hellaby", "Hamper", "Tom Piper Imperial", "Pacific", "Crown", "Hellabys" and "Oak" are used for canned meats in New Zealand, Australia and the Asia/Pacific region. "ABC" is used for soy and other sauces in Indonesia and the Pacific Rim. "Farley's" and "Farex" are used for baby food products marketed in Europe, Canada, India, Australia and New Zealand. "Glucon D" and "Complan" are used for nutritional drink mixes marketed in the United Kingdom and India and in the case of "Complan" also Latin America and New Zealand. "Ganave" is used for pet food in Argentina. "N/R Original Recipe" is used for dog and cat foods marketed in various European countries and "Medi-Cal" is used for dog and cat foods in Canada and Japan. "Techni-cal" is used for dog and cat foods in Canada, certain European countries, Argentina, Chile, Hong Kong, Japan and South Africa. "Weight Watchers" is used in numerous countries in conjunction with owned and franchised weight control classes, programs, related activities and certain food products. "Budget Gourmet" is used for frozen entrees. The Company also markets certain products under other trademarks and brand names and under private labels.

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

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2000 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

  The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

  The Company employed, on a full-time basis as of April 28, 1999, approximately 38,600 persons around the world.

  Segment information is set forth on pages 62 through 64 in Note 14 to the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999. Such information is incorporated herein by reference.

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

                          Forward-Looking Statements

  Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Exchange Act with regard to oral and written forward-looking statements made from time to time including, but not limited to, the forward-looking statements contained in the Essay from the Chairman and the Interview with the President and CEO (pages 3 to 7 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999), Year In Review (pages 21 to 22 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999), Management's Discussion and Analysis (pages 23 to 38 of the Company's Annual Report to Shareholders for the fiscal year ended April 28,
1999) and statements set forth in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and financial performance. The factors identified by the Company include, among other things, the following: general economic and business conditions in the domestic and global markets; actions of competitors, including competitive pricing; changes in consumer preferences and spending patterns; changes in social and demographic trends; changes in laws and regulations, including changes in taxation and accounting standards; foreign economic conditions, including currency exchange rate fluctuations; interest rate fluctuations; the effects of changing prices for the raw materials used by the Company; the effectiveness of the Company's marketing, advertising and promotional programs; and the ability of the Company, its major service providers, vendors, suppliers and customers to adequately address the year 2000 issue.

Item 2. Properties.

  As of April 28, 1999, the Company had 24 food processing plants in the United States and its possessions, of which 21 are owned and three are leased, as well as 65 food processing plants outside of the United States, of which 59 are owned and six are leased, including eight in New Zealand, five in Canada, five in South Africa, five in the United Kingdom, four in Australia, four in Italy, three in Indonesia, two in India, two in Venezuela, two in Spain, two in Greece, two in Portugal, two in Zimbabwe, and one in each of Argentina, Belgium, Botswana, the Czech Republic, Ecuador, France, Germany, Ghana, Hungary, Ireland, Japan, Netherlands, New Guinea, People's Republic of China, Republic of Korea, Poland, Russia, Seychelles and Thailand. The Company also leases two can-making factories in the United States and its possessions. The Company also owns or leases office space, warehouses, distribution centers and research and other facilities. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

Item 3. Legal Proceedings.

  With respect to the antitrust litigation against the Company and its two principal competitors in the United States baby food industry which was previously reported in the Company's Annual Report on Form 10-K, see Note 16 to the Consolidated Financial Statements on page 66 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999, which is incorporated herein by reference. The Company continues to believe that all of the suits and claims are without merit and is defending itself vigorously against them.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 8, 1998.

                     Executive Officers of the Registrant

  The following is a list of the names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 8, 1999.

                                            Positions and Offices Held with the Company and
                           Age (as of                   Principal Occupations or
        Name           September 8, 1999)          Employment During Past Five Years
        ----           ------------------   -----------------------------------------------
William R. Johnson             50         President and Chief Executive Officer of H. J.
                                          Heinz Company since April 30, 1998; President and
                                          Chief Operating Officer from June 12, 1996 until
                                          April 29, 1998; Senior Vice President from
                                          September 8, 1993 until June 12, 1996; President
                                          and Chief Executive Officer of Star-Kist Foods,
                                          Inc. from September 8, 1993 until June 12, 1996.

Paul F. Renne                  56         Executive Vice President and Chief Financial
                                          Officer of H. J. Heinz Company since June 11, 1997;
                                          Senior Vice President--Finance and Chief Financial
                                          Officer from September 13, 1996 to June 11, 1997;
                                          Vice President--Treasurer from October 1, 1986 to
                                          September 13, 1996.

A. G. Malcolm Ritchie          45         Executive Vice President and President--Europe of
                                          H. J. Heinz Company since May 1, 1998; Vice
                                          President of European Grocery and Foodservice--H.
                                          J. Heinz Company, Ltd. from May 1, 1997 to May 1,
                                          1998; Managing Director of H. J. Heinz Company,
                                          Ltd. from August 15, 1994 to May 1, 1997.

William C. Springer            59         Executive Vice President of H. J. Heinz Company
                                          since June 12, 1996 and in charge of Heinz U.S.A.,
                                          Heinz Canada, Weight Watchers International and
                                          Heinz affiliates in Latin America; Senior Vice
                                          President from September 8, 1993 until June 12,
                                          1996.

Richard H. Wamhoff             53         Executive Vice President--Global
                                          Manufacturing/Supply Chain and Frozen Foods of H.
                                          J. Heinz Company since May 1, 1998 and President
                                          and Chief Executive Officer--Ore-Ida Foods, Inc.
                                          from May 1, 1993 until May 1, 1998.

David R. Williams              56         Executive Vice President of H. J. Heinz Company
                                          since June 12, 1996 and in charge of Heinz Pet
                                          Products, Star-Kist Seafood and Heinz operations in
                                          Asia and Australasia; Executive Vice President--
                                          Finance and Chief Financial Officer from June 12,
                                          1996 to September 13, 1996; Senior Vice President--
                                          Finance and Chief Financial Officer from August 1,
                                          1992 until June 12, 1996.

                                          Positions and Offices Held with the Company and
                         Age (as of                   Principal Occupations or
       Name          September 8, 1999)          Employment During Past Five Years
       ----          ------------------   -----------------------------------------------
Michael J. Bertasso          49         Senior Vice President--Strategy, Process and
                                        Business Development of H. J. Heinz Company since
                                        May 1, 1998; Executive Vice President--Star-Kist
                                        Foods, Inc. from July 1, 1996 to May 1, 1998; Chief
                                        Cost Officer--Star-Kist Foods, Inc. from May 1,
                                        1995 to July 1, 1996; Vice President Purchasing &
                                        Logistics--Star-Kist Foods, Inc. from November 1,
                                        1988 to May 1, 1995.

Lawrence J. McCabe           64         Senior Vice President, General Counsel and
                                        Secretary of H. J. Heinz Company since November 1,
                                        1997; Senior Vice President--General Counsel from
                                        June 12, 1991 to October 30, 1997.

D. Edward I. Smyth           49         Senior Vice President--Corporate and Government
                                        Affairs of H. J. Heinz Company since May 1, 1998;
                                        Vice President--Corporate Affairs from March 14,
                                        1990 to May 1, 1998.

William C. Goode             58         Vice President and Chief Administrative Officer of
                                        H. J. Heinz Company since May 1, 1998; Vice
                                        President--Operations of Heinz Pet Products from
                                        October 1, 1996 until April 30, 1997; Vice
                                        President--Human Resources & Quality Systems of
                                        Star-Kist Foods, Inc. from May 1, 1993 until
                                        September 30, 1996.

Michael D. Milone            43         Vice President--Global Category Development since
                                        August, 1998; President and Chief Operating Officer
                                        of Heinz Pet Products from July 1996 to July 1998;
                                        Chief Revenue Officer--Star-Kist Foods, Inc. from
                                        May 1995 to July 1996; Vice President--Marketing
                                        Heinz Pet Products from June 1991 to July 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Information relating to the Company's common stock is set forth beginning on page 38 under the caption "Stock Market Information" and on page 65 in Note 15, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999. Such information is incorporated herein by reference.

Item 6. Selected Financial Data.

  The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1995 through 1999. All amounts are in thousands except per share data. Prior years per share amounts have been adjusted to reflect the three-for-two stock split, which was effective October 3, 1995.

                                           Fiscal year ended
                         ------------------------------------------------------------------
                         April 28,     April 29,     April 30,       May 1,        May 3,
                            1999          1998          1997          1996          1995
                         (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (53 Weeks)
                         ----------    ----------    ----------    ----------    ----------
Sales................... $9,299,610    $9,209,284    $9,357,007    $9,112,265    $8,086,794
Interest expense........    258,813       258,616       274,746       277,411       210,585
Net income..............    474,341       801,566       301,871       659,319       591,025
Net income per share--
 diluted................       1.29          2.15          0.81          1.75          1.58
Net income per share--
 basic..................       1.31          2.19          0.82          1.79          1.61
Short-term debt and
 current portion
 of long-term debt......    904,207       339,626     1,163,442     1,082,169     1,074,291
Long-term debt,
 exclusive of
 current portion........  2,472,206     2,768,277     2,283,993     2,281,659     2,326,785
Total assets............  8,053,634     8,023,421     8,437,787     8,623,691     8,247,188
Cash dividends per
common share............      1.34 1/4      1.23 1/2      1.13 1/2      1.03 1/2       0.94

  The 1999 results include restructuring and implementation costs of $552.8 million pretax ($1.11 per share) for Phase I of Operation Excel and costs of $22.3 million pretax ($0.04 per share) related to the implementation of Project Millennia, offset by the reversal of unutilized Project Millennia accruals for severance and exit costs of $25.7 million pretax ($0.04 per share) and a gain of $5.7 million pretax on the sale of the bakery products unit. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

  Results recorded in 1998 include costs of $84.1 million pretax ($0.14 per share) related to the implementation of Project Millennia, offset by the gain on the sale of the Ore-Ida frozen foodservice business, $96.6 million pretax ($0.14 per share). See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

  Results recorded in 1997 include a pretax charge for restructuring and implementation costs of $647.2 million ($1.09 per share). See Note 4 to the Consolidated Financial Statements beginning on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999. These charges were partially offset by gains recognized on the sale of the New Zealand ice cream business, $72.1 million pretax ($0.12 per share) and real estate in the United Kingdom, $13.2 million pretax ($0.02 per share). See Note 3 to the Consolidated Financial Statements on page 48 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

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

Note: In the third quarter of Fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Previously reported earnings per share amounts have been restated, as necessary, to conform to SFAS No. 128 requirements. All earnings per share amounts are presented on an after-tax diluted basis unless otherwise noted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This information is set forth in the Management's Discussion and Analysis section on pages 23 through 38 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999. Such information is incorporated herein by reference.

  Subsequent to the end of fiscal year 1999, on July 22, 1999, the Company signed a definitive agreement for the sale of the Weight Watchers weight control business for $735 million to a unit of Artal Luxembourg, S.A., a European private investment firm for which The Invus Group, Ltd. of New York acts as exclusive investment advisor. The sale does not include Weight Watchers core food businesses such as Weight Watchers Smart Ones frozen meals, desserts and breakfast items, Weight Watchers from Heinz in the UK and a broad range of other Weight Watchers branded foods in Heinz's global core product categories. The sale is expected to close in about three months subject to customary closing conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  This information is set forth in the Management's Discussion and Analysis section on pages 35 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999. Such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

  The Consolidated Balance Sheets of the Company and its subsidiaries as of April 28, 1999 and April 29, 1998 and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997 together with the related Notes to Consolidated Financial Statements, on pages 39 through 66 of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  There is nothing to be reported under this item.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held September 8, 1999. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

Item 11. Executive Compensation.

  Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 1999. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held
September 8, 1999. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships and Agreements" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 1999. Such information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999 are incorporated herein by reference:

          Consolidated Balance Sheets as of April 28, 1999 and April 29, 1998 Consolidated Statements of Income for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997
          Consolidated Statements of Shareholders' Equity for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997
          Consolidated Statements of Cash Flows for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997
          Notes to Consolidated Financial Statements
          Report of Independent Accountants of PricewaterhouseCoopers LLP dated June 14, 1999 on the Company's consolidated financial statements for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997

  (2)The following report and schedule is filed herewith as a part hereof:

          Report of Independent Accountants of PricewaterhouseCoopers LLP dated June 14, 1999 on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997

          Consent of Independent Accountants of PricewaterhouseCoopers LLP dated July 23, 1999 filed as a part hereof

          Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 28, 1999, April 29, 1998 and April 30, 1997

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

    3(ii) The Company's By-Laws, as amended effective April 30, 1998 are incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

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

    10(a) Management contracts and compensatory plans:

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

        (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

          (ix) H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

           (x) H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996

          (xi)   Service Agreement between H. J. Heinz Company and Anthony J.
                 F. O'Reilly is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998

         (xii) H. J. Heinz Company Deferred Compensation Plan for Directors incorporated herein by reference to Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998

      12. Computation of Ratios of Earnings to Fixed Charges.

      13. Pages 23 through 67 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 28, 1999, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

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

(b) During the last fiscal quarter of the period covered by this Report the Company filed a Current Report on Form 8-K dated February 22, 1999 relating to the announcement of Operation Excel.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 1999.

                                                 H. J. HEINZ COMPANY
                                                     (Registrant)

                                            /s/ Paul F. Renne
                                       By......................................
                                                    Paul F. Renne
                                          Executive Vice President and Chief
                                                  Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 23, 1999.

          Signature                        Capacity

/s/ William R. Johnson
 .............................    President and Chief
     William R. Johnson          Executive Officer (Principal
                                 Executive Officer)


/s/ Paul F. Renne                Executive Vice President and Chief
 .............................    Financial Officer (Principal Financial
        Paul F. Renne            Officer)


/s/ Edward J. McMenamin
 .............................    Vice President and Corporate
     Edward J. McMenamin         Controller (Principal
                                 Accounting Officer)

Anthony J. F. O'Reilly  Director
William R. Johnson      Director
Nicholas F. Brady       Director
Leonard S. Coleman, Jr. Director
Edith E. Holiday        Director
Samuel C. Johnson       Director
Candace Kendle          Director
Donald R. Keough        Director     /s/ Paul F. Renne
Lawrence J. McCabe      Director By............................................
Paul F. Renne           Director                 Paul F. Renne
A. G. Malcolm Ritchie   Director         Director and Attorney-in-Fact
Herman J. Schmidt       Director
Eleanor B. Sheldon      Director
William P. Snyder III   Director
William C. Springer     Director
S. Donald Wiley         Director
David R. Williams       Director
James M. Zimmerman      Director

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

The Shareholders of
 H. J. Heinz Company:

  Our audits of the consolidated financial statements referred to in our report dated June 14, 1999 appearing in the Annual Report to Shareholders of
H. J. Heinz Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                 /s/ PricewaterhouseCoopers
                                                 LLP

PricewaterhouseCoopers LLP
Pittsburgh, PA
June 14, 1999
                                ---------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-48017) and Form S-8 (Nos. 2-51719, 2-45120, 33-
00390, 33-19639, 33-32563, 33-42015, 33-55777, 33-62623 and 333-13849) of H.
J. Heinz Company and Subsidiaries of our report dated June 14, 1999 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 14, 1999 relating to the financial statement schedule, which appears in this Form 10-K.

                                                 /s/ PricewaterhouseCoopers
                                                 LLP

PricewaterhouseCoopers LLP
July 23, 1999

                                                                    Schedule II
                     H. J. Heinz Company and Subsidiaries

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     Fiscal Years Ended April 28, 1999, April 29, 1998 and April 30, 1997
                            (Thousands of Dollars)

                                         Additions
                                    -------------------
                         Balance at Charged to Charged               Balance at
                         beginning  costs and  to other                end of
    Description          of period   expenses  accounts Deductions     period
    -----------          ---------- ---------- -------- ----------   ----------
Fiscal year ended April
28, 1999:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........  $ 17,627   $ 8,427    $   --   $ 4,421(1)   $ 21,633
                          ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............  $  2,392   $    --    $   --   $   516      $  1,876
                          ========   =======    ======   =======      ========
    Goodwill............  $297,868   $80,931    $   --   $26,590(1)   $352,209
                          ========   =======    ======   =======      ========
    Trademarks..........  $ 67,791   $20,319    $   --   $ 3,438(1)   $ 84,672
                          ========   =======    ======   =======      ========
    Other intangibles...  $112,768   $16,708    $   --   $12,438(1)   $117,038
                          ========   =======    ======   =======      ========
    Deferred tax assets
    (2).................  $ 20,992   $25,949    $   --   $ 6,130      $ 40,811
                          ========   =======    ======   =======      ========
Fiscal year ended April
29, 1998:
  Reserves deducted in
   the balance sheet
   from
    the assets to which
   they apply:
    Receivables.........  $ 18,934   $ 4,934    $   --   $ 6,241(1)   $ 17,627
                          ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............  $  4,767   $    --    $   --   $ 2,375      $  2,392
                          ========   =======    ======   =======      ========
    Goodwill............  $259,019   $51,890    $   --   $13,041(1)   $297,868
                          ========   =======    ======   =======      ========
    Trademarks..........  $ 57,186   $13,857    $   --   $ 3,252      $ 67,791
                          ========   =======    ======   =======      ========
    Other intangibles...  $106,046   $14,788    $   --   $ 8,066(1)   $112,768
                          ========   =======    ======   =======      ========
    Deferred tax assets
    (3).................  $  5,459   $16,755    $   --   $ 1,222      $ 20,992
                          ========   =======    ======   =======      ========
Fiscal year ended April
30, 1997:
  Reserves deducted in
   the balance sheet
   from  the assets to
   which they apply:
    Receivables.........  $ 17,298   $11,106    $   --   $ 9,470(1)   $ 18,934
                          ========   =======    ======   =======      ========
    Investments,
    advances and other
    assets..............  $  5,864   $    --    $   --   $ 1,097      $  4,767
                          ========   =======    ======   =======      ========
    Goodwill............  $211,693   $50,955    $   --   $ 3,629(1)   $259,019
                          ========   =======    ======   =======      ========
    Trademarks..........  $ 49,093   $12,102    $   --   $ 4,009      $ 57,186
                          ========   =======    ======   =======      ========
    Other intangibles...  $ 92,793   $16,973    $   --   $ 3,720(1)   $106,046
                          ========   =======    ======   =======      ========
    Deferred tax assets
    (4).................  $ 35,594   $ 2,987    $   --   $33,122      $  5,459
                          ========   =======    ======   =======      ========

Notes:
(1) Principally reserves on assets sold, written-off or reclassified.
(2) The net change in the valuation allowance for deferred tax assets was an increase of $19.8 million. The increase was due to a change in judgment about the realizability of deferred tax assets related to foreign tax credit carryforwards ($4.1 million) and the addition of deferred tax assets for loss carryforwards ($21.8 million). The increase was partially offset by decreases in the valuation allowance related to a reduction in deferred tax assets for loss carryforwards ($3.0 million) and foreign tax credit carryforwards ($3.1 million). See Note 5 to the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.
(3) The net change in the valuation allowance for deferred tax assets was an increase of $15.5 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($9.5 million) and loss carryforwards ($7.2 million). The increase was partially offset by a decrease in the valuation allowance related to the utilization of loss carryforwards ($1.2 million). See Note 5 to the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.
(4) The net change in the valuation allowance for deferred tax assets was a decrease of $30.1 million. The decrease was due to the utilization of tax credit ($27.0 million) and loss ($5.0 million) carryforwards and recognition of the realizability of certain other deferred tax assets in future years ($1.1 million). An increase in the valuation allowance primarily related to deferred tax assets for loss carryforwards ($2.7 million) partially offset the decrease. See Note 5 to the Consolidated Financial Statements of the Company's Annual Report to Shareholders for the fiscal year ended April 29, 1998.

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

    3(ii) The Company's By-Laws, as amended effective April 30, 1998 are incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

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

    10(a) Management contracts and compensatory plans:

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

        (viii)
                 H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994

          (ix)
                 H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995

           (x) H. J. Heinz Company's 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996

          (xi)   Service Agreement between H. J. Heinz Company and Anthony J.
                 F. O'Reilly is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998

         (xii) H. J. Heinz Company Deferred Compensation Plan for Directors incorporated herein by reference to Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998

      12. Computation of Ratios of Earnings to Fixed Charges.

      13. Pages 23 through 67 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended April 28, 1999, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21. Subsidiaries of the Registrant.

      23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

          (a) Consent of PricewaterhouseCoopers LLP.

      24. Powers-of-attorney of the Company's directors.

      27. Financial Data Schedule.

      99. H. J. Heinz Company Board of Directors' Guidelines on Political Contributions.