Form 10-Q
period 1999-07-28
HEINZ H J CO
filed 1999-09-13
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended July 28, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from        to

For the Three Months Ended July 28, 1999          Commission File Number 1-3385

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 25, 1999, was 358,377,601 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 28, 1999 July 29, 1998
                                                     ------------- -------------
                                                        FY 2000       FY 1999
                                                             (Unaudited)
                                                        (In Thousands, Except
                                                         per Share Amounts)
Sales...............................................  $2,181,007    $2,228,230
Cost of products sold...............................   1,324,257     1,359,777
                                                      ----------    ----------
Gross profit........................................     856,750       868,453
Selling, general and administrative expenses........     475,777       460,354
                                                      ----------    ----------
Operating income....................................     380,973       408,099
Interest income.....................................       5,285         7,585
Interest expense....................................      62,592        64,043
Other (income)/expense, net.........................      (4,373)       17,619
                                                      ----------    ----------
Income before income taxes..........................     328,039       334,022
Provision for income taxes..........................     121,371       120,235
                                                      ----------    ----------
Net income..........................................  $  206,668    $  213,787
                                                      ==========    ==========
Net income per share--diluted.......................  $     0.57    $     0.58
                                                      ==========    ==========
Average common shares outstanding--diluted..........     364,176       369,398
                                                      ==========    ==========
Net income per share--basic.........................  $     0.58    $     0.59
                                                      ==========    ==========
Average common shares outstanding--basic............     358,685       362,400
                                                      ==========    ==========
Cash dividends per share............................  $   0.3425    $    0.315
                                                      ==========    ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 28, 1999 April 28, 1999*
                                                  ------------- ---------------
                                                     FY 2000        FY 1999
                                                   (Unaudited)
                                                     (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents........................  $  147,047     $  115,982
Short-term investments, at cost which
 approximates market.............................       4,442          7,139
Receivables, net.................................   1,057,490      1,163,915
Inventories......................................   1,455,116      1,409,651
Prepaid expenses and other current assets........     220,829        190,091
                                                   ----------     ----------
  Total current assets...........................   2,884,924      2,886,778
                                                   ----------     ----------
Property, plant and equipment....................   4,008,461      4,073,975
Less accumulated depreciation....................   1,839,826      1,902,951
                                                   ----------     ----------
  Total property, plant and equipment, net.......   2,168,635      2,171,024
                                                   ----------     ----------
Goodwill, net....................................   1,747,542      1,781,466
Trademarks, net..................................     507,196        511,608
Other intangibles, net...........................     167,826        177,290
Other non-current assets.........................     884,211        525,468
                                                   ----------     ----------
  Total other non-current assets.................   3,306,775      2,995,832
                                                   ----------     ----------
  Total assets...................................  $8,360,334     $8,053,634
                                                   ==========     ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 28, 1999 April 28, 1999*
                                                  ------------- ---------------
                                                     FY 2000        FY 1999
                                                   (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt..................................  $  274,584     $  290,841
Portion of long-term debt due within one year....     571,165        613,366
Accounts payable.................................     811,763        945,488
Salaries and wages...............................      65,625         74,098
Accrued marketing................................     199,305        182,024
Accrued restructuring costs......................     127,253        147,786
Other accrued liabilities........................     237,180        372,623
Income taxes.....................................     168,429        160,096
                                                   ----------     ----------
  Total current liabilities......................   2,455,304      2,786,322
                                                   ----------     ----------
Long-term debt...................................   2,740,184      2,472,206
Deferred income taxes............................     312,395        310,799
Non-pension postretirement benefits..............     207,199        208,102
Income taxes.....................................     376,778             --
Other liabilities................................     441,975        473,201
                                                   ----------     ----------
  Total long-term debt and other liabilities.....   4,078,531      3,464,308
                                                   ----------     ----------
Shareholders' Equity:
Capital stock....................................     107,947        107,947
Additional capital...............................     280,303        277,652
Retained earnings................................   4,463,617      4,379,742
                                                   ----------     ----------
                                                    4,851,867      4,765,341
Less:
 Treasury stock at cost (72,526,275 shares at
   July 28, 1999 and 71,968,652 shares at April
   28, 1999).....................................   2,471,995      2,435,012
 Unearned compensation relating to the ESOP......      10,440         11,728
 Accumulated other comprehensive income..........     542,933        515,597
                                                   ----------     ----------
  Total shareholders' equity.....................   1,826,499      1,803,004
                                                   ----------     ----------
  Total liabilities and shareholders' equity.....  $8,360,334     $8,053,634
                                                   ==========     ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months  Three Months
                                                        Ended         Ended
                                                    July 28, 1999 July 29, 1998
                                                    ------------- -------------
                                                       FY 2000       FY 1999
                                                            (Unaudited)
                                                      (Thousands of Dollars)
Cash Provided by Operating Activities..............   $  47,580     $  75,280
                                                      ---------     ---------
Cash Flows from Investing Activities:
  Capital expenditures.............................     (69,475)      (65,438)
  Acquisitions, net of cash acquired...............     (13,580)     (160,297)
  Purchases of short-term investments..............    (438,969)     (175,073)
  Sales and maturities of short-term investments...     441,647       175,096
  Other items, net.................................      18,307         3,251
                                                      ---------     ---------
    Cash used for investing activities.............     (62,070)     (222,461)
                                                      ---------     ---------
Cash Flows from Financing Activities:
  Payments on long-term debt.......................      (2,437)      (40,975)
  Proceeds from commercial paper and short-term
   borrowings, net.................................     191,039       184,190
  Proceeds from long-term debt.....................       1,168       254,808
  Dividends........................................    (122,793)     (113,997)
  Purchases of treasury stock......................     (44,204)     (134,011)
  Exercise of stock options........................       7,317        27,178
  Other items, net.................................      10,979        16,568
                                                      ---------     ---------
    Cash provided by financing activities..........      41,069       193,761
                                                      ---------     ---------
Effect of exchange rate changes on cash and cash
 equivalents.......................................       4,486        (5,502)
                                                      ---------     ---------
Net increase in cash and cash equivalents..........      31,065        41,078
Cash and cash equivalents at beginning of year.....     115,982        96,300
                                                      ---------     ---------
Cash and cash equivalents at end of period.........   $ 147,047     $ 137,378
                                                      =========     =========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's annual report on Form 10-K for the fiscal year ended April 28, 1999 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2000 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4) The composition of inventories at the balance sheet dates was as follows:

                                                    July 28, 1999 April 28, 1999
                                                    ------------- --------------
                                                       (Thousands of Dollars)
   Finished goods and work-in-process..............  $1,113,927     $1,064,015
   Packaging material and ingredients..............     341,189        345,636
                                                     ----------     ----------
                                                     $1,455,116     $1,409,651
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

    During the first quarter of Fiscal 2000, the company reorganized certain of its foreign operations and as a result incurred a foreign income tax liability of $376.8 million, payable over five years. Because the company increased the tax basis in amortizable assets, cash flow is expected to be neutral over the next five years, with positive cash flow expected in each of the following four years.

(6) Restructuring Charges

  Operation Excel

    In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." The major components of Operation Excel include creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. For more information regarding the background of Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

    In the first quarter, as part of Operation Excel, the company recognized additional restructuring and related costs of $34.6 million pretax ($0.07 per share). These costs were primarily related to implementation costs ($24.7 million) for consulting fees, employee training and relocation costs, and equipment relocation costs associated with the implementation of the Operation Excel Phase I projects approved in Fiscal 1999. Other costs recognized in the first quarter consisted of severance costs ($7.1 million), asset writedowns ($2.6 million), and exit costs ($0.2 million). These costs related primarily to the closure of a chicken processing facility in New Zealand and additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho.

  During the first quarter, the company utilized $24.1 million of severance and exit accruals, principally related to consolidating the company's U.S. frozen food headquarters, consolidating certain European administrative support functions and downsizing the Puerto Rico tuna processing facility. Severance costs paid in the first quarter are primarily related to involuntary termination payments made to affected employees as a direct result of the restructuring program. Exit costs paid in the first quarter consist primarily of costs incurred to shutdown factories and terminate contracts.

  The major components of the restructuring charges and implementation costs and the accrual balances as of July 28, 1999 were as follows:

                                          Employee
                                         Termination
                              Non-Cash       and     Accrued
                                Asset     Severance   Exit   Implementation
   (Dollars in millions)     Write-Downs    Costs     Costs      Costs       Total
   ---------------------     ----------- ----------- ------- -------------- -------
   Initial charge--Fiscal
    1999...................    $ 294.9     $159.4     $45.3      $ 53.2     $ 552.8
   Amounts utilized--Fiscal
    1999...................     (294.9)     (67.3)     (9.8)      (53.2)     (425.2)
                               -------     ------     -----      ------     -------
   Accrued restructuring
    costs--April 28, 1999..         --       92.1      35.5          --       127.6
   Restructuring charges
    and implementation
    costs--Fiscal 2000.....        2.6        7.1       0.2        24.7        34.6
   Amounts utilized--Fiscal
    2000...................       (2.6)     (20.1)     (4.0)      (24.7)      (51.4)
                               -------     ------     -----      ------     -------
   Accrued restructuring
    costs--July 28, 1999...    $    --     $ 79.1     $31.7      $   --     $ 110.8
                               =======     ======     =====      ======     =======

  In total, the company has approved the closure or exit of 17 factories or businesses. To date four of these factories have been sold or closed. These actions will impact approximately 5,500 employees with a net reduction in the workforce of 4,000 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the first quarter, the workforce was reduced by an additional 1,600 employees. All of the remaining factory closures and employee terminations are expected to take place within 12 months.

  Project Millennia

  During the fourth quarter of Fiscal 1997, the company announced a reorganization and restructuring program named "Project Millennia." The reorganization plan was designed to strengthen the company's core businesses and improve profitability and global growth. Key initiatives were focused on process changes and product line rationalizations. For more information regarding the background of Project Millennia, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

  In the first quarter, the company utilized $3.7 million of severance and exit cost accruals to facilitate the implementation of Project Millennia. The utilization of the accruals related principally to the first quarter closure of a tuna processing facility in Australia, severance payments in Spain, and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system. During the first quarter the company's workforce was reduced by 100 employees.

    The major components of the restructuring charges and implementation costs and the accrual balances as of July 28, 1999 were as follows:

                                          Employee
                                         Termination
                              Non-Cash       and     Accrued
                                Asset     Severance   Exit   Implementation
   (Dollars in millions)     Write-Downs    Costs     Costs      Costs      Total
   ---------------------     ----------- ----------- ------- -------------- -----
   Accrued restructuring
    costs--April 28, 1999..      $--        $ 2.7     $17.4       $--       $20.1
   Amounts utilized--Fiscal
    2000...................       --         (2.3)     (1.4)       --        (3.7)
                                 ---        -----     -----       ---       -----
   Accrued restructuring
    costs--July 28, 1999...      $--        $ 0.4     $16.0       $--       $16.4
                                 ===        =====     =====       ===       =====

    As a result of the expected sale of the Weight Watchers weight control business, the contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system will be assumed by the new owners, and all other spending will be completed by the end of the second quarter.

(7) In the first quarter, the company completed the acquisition of Thermo-Pac Inc. in the U.S., a leader in single-serve condiments.

(8) Segment Information

    During Fiscal 1999, the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires the presentation of descriptive information about reportable segments that is consistent with the way in which management operates the company. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Previously reported segment and geographic information has been restated to conform with SFAS No. 131 requirements.

    The company's segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the company's management. Descriptions of the company's reportable segments are as follows:

       North American Dry--This segment includes the company's North American dry grocery and foodservice operations. This segment consists of Heinz U.S.A., Heinz Pet Products, Star-Kist Seafood and Heinz Canada. This segment's operations include products in all of the company's core categories.

       North American Frozen--This segment consists of Heinz Frozen Food Company, which markets frozen potatoes, entrees, and appetizers.

       Europe--This segment includes the company's operations in Europe and sells products in all of the company's core categories.

       Asia/Pacific--This segment includes the company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Thailand and India. This segment's operations include products in all of the company's core categories.

       Other Operating Entities--This segment includes the company's Weight Watchers classroom business as well as the company's operations in Africa, Venezuela and other areas which sell products in all of the company's core categories.

    The company's management evaluates performance based on several factors; however, the primary measurement focus is operating income excluding unusual costs and gains. Intersegment sales are accounted for at current market values. Items below the operating income line of the Consolidated Statements of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the company's management.

    The following table presents information about the company's reportable segments.

                              North    North                       Other
                             American American           Asia/   Operating     Non-     Consolidated
   (Dollars in Thousands)      Dry     Frozen   Europe  Pacific  Entities  Operating(1)    Totals
   ----------------------    -------- -------- -------- -------- --------- ------------ ------------
   Three Months Ended
    July 28, 1999
   Intersegment Sales......  $  6,914 $  2,964 $  1,363 $    455 $  1,454    $(13,150)   $      --
   Net External Sales......   966,123  212,412  551,509  285,829  165,134          --    2,181,007
   Operating Income........   186,890   33,385  107,341   35,931   36,939     (19,513)     380,973
   Operating Income,
    Excluding Restructuring
    Related and Non-
    recurring Items (2)....   216,792   42,684  119,094   39,624   36,939     (19,513)     435,620
   Three Months Ended
    July 29, 1998
   Intersegment Sales......  $  6,423 $  3,214 $  1,058 $     -- $  1,438    $(12,133)   $      --
   Net External Sales......   980,985  219,246  582,308  237,710  207,981          --    2,228,230
   Operating Income........   215,775   37,071  115,042   33,093   24,203     (17,085)     408,099
   Operating Income,
    Excluding Restructuring
    Related
    Items (3)..............   220,275   38,771  119,342   34,493   26,103     (15,985)     422,999

  --------
  (1) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
  (2) Excludes restructuring and implementation costs of Operation Excel as follows: North American Dry $9.9 million, North American Frozen $9.3 million, Europe $11.7 million, and Asia/Pacific $3.7 million. Also excludes costs related to Ecuador in North American Dry $20.0 million.
  (3) Excludes implementation costs for Project Millennia as follows: North American Dry $4.5 million, North American Frozen $1.7 million, Europe $4.3 million, Asia/Pacific $1.4 million, Other Operating $1.9 million and Non-Operating $1.1 million.

  A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

                                                     Three Months  Three Months
                                                         Ended         Ended
   (Dollars in Thousands)                            July 28, 1999 July 29, 1998
   ----------------------                            ------------- -------------
   Total Operating Income for Reportable Segments...   $380,973      $408,099
   Interest Income..................................      5,285         7,585
   Interest Expense.................................     62,592        64,043
   Other (income)/expense, net......................     (4,373)       17,619
                                                       --------      --------
   Consolidated Income Before Income Taxes..........   $328,039      $334,022
                                                       ========      ========

  The company's revenues are generated via the sale of products in the following categories:

                                                             Soups,
                                                             Beans
                              Ketchup,                        and
                             Condiments  Frozen              Pasta    Infant     Pet
   (Dollars in Thousands)    and Sauces  Foods      Tuna     Meals    Foods    Products   Other      Total
   ----------------------    ---------- --------  --------  -------- --------  --------  --------  ----------
   First quarter ended July
    28, 1999...............   $611,612  $301,080  $271,618  $233,767 $231,401  $294,337  $237,192  $2,181,007
   First quarter ended July
    29, 1998...............    542,288   309,020   293,349   227,018  251,729   321,824   283,002   2,228,230
                              --------  --------  --------  -------- --------  --------  --------  ----------
   Total Increase
    (Decrease).............   $ 69,324  $ (7,940) $(21,731) $  6,749 $(20,328) $(27,487) $(45,810) $  (47,223)
                              ========  ========  ========  ======== ========  ========  ========  ==========

(9) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 28, 1999, the company had $1.68 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

(10) On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share, for an indicated annual rate of $1.47 per share. The dividend will be paid on October 10, 1999 to shareholders of record at the close of business on September 21, 1999.

(11) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                                       Three Months  Three Months
                                                           Ended         Ended
                                                       July 28, 1999 July 29, 1998
                                                       ------------- -------------
                                                          FY 2000       FY 1999
                                                          (In Thousands, Except
                                                           per Share Amounts)
   Net income per share--basic:
     Net income.......................................   $206,668      $213,787
     Preferred dividends..............................          7             8
                                                         --------      --------
     Net income applicable to common stock............   $206,661      $213,779
                                                         ========      ========
     Average common shares outstanding--basic.........    358,685       362,400
                                                         ========      ========
     Net income per share--basic......................   $   0.58      $   0.59
                                                         ========      ========
   Net income per share--diluted:
     Net income.......................................   $206,668      $213,787
                                                         ========      ========
     Average common shares outstanding................    358,685       362,400
     Effect of dilutive securities:
       Convertible preferred stock....................        234           253
       Stock options..................................      5,257         6,745
                                                         --------      --------
     Average common shares outstanding--diluted.......    364,176       369,398
                                                         ========      ========
     Net income per share--diluted....................   $   0.57      $   0.58
                                                         ========      ========

(12) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     July 28, 1999 July 29, 1998
                                                     ------------- -------------
                                                        FY 2000       FY 1999
                                                       (Thousands of Dollars)
   Net income.......................................   $206,668      $213,787
   Other comprehensive income (loss):
     Foreign currency translation adjustment........    (29,320)      (61,309)
     Minimum pension liability adjustment...........      1,984         1,103
                                                       --------      --------
   Comprehensive income.............................   $179,332      $153,581
                                                       ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               THREE MONTHS ENDED JULY 28, 1999 AND JULY 29, 1998

Operation Excel

  In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." The major components of Operation Excel include creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. For more information regarding the background of Operation Excel, please refer to the company's annual report on Form 10-K for the fiscal year ended April 28, 1999.

  In the first quarter, as part of Operation Excel, the company recognized additional restructuring and related costs of $34.6 million pretax ($0.07 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily related to implementation costs ($24.7 million) for consulting fees, employee training and relocation costs, and equipment relocation costs associated with the implementation of the Operation Excel Phase I projects approved in Fiscal 1999. Other costs recognized in the first quarter consisted of severance costs ($7.1 million), asset writedowns ($2.6 million), and exit costs ($0.2 million). These costs related primarily to the closure of a chicken processing facility in New Zealand and additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho. See footnote 8 for a breakdown of Operation Excel restructuring and implementation costs by segment.

  During the first quarter, the company utilized $24.1 million of severance and exit accruals, principally related to consolidating the company's U.S. frozen food headquarters, consolidating certain European administrative support functions and downsizing the Puerto Rico tuna processing facility. See footnote 6 for further information.

  In total, the company has approved the closure or exit of 17 factories or businesses. To date four of these factories have been sold or closed. These actions will impact 5,500 employees with a net reduction in the workforce of 4,000 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the first quarter, the workforce was reduced by an additional 1,600 employees. All of the remaining factory closures and employee terminations are expected to take place within 12 months.

  The expected pretax savings to be generated from Operation Excel initiatives approved to-date will be $50 million in Fiscal 2000 and will grow to $100 million in Fiscal 2001 and $150 million per year, thereafter, with non-cash savings of less than $15 million in any year. These savings will be generated from raw material procurement savings, inbound freight savings, direct labor savings, material yield savings, production efficiency savings, depreciation savings and indirect overhead savings.

  Future phases of Operation Excel will also be aimed at generating manufacturing efficiencies, focusing the product portfolio, and realigning management teams and will result in the recognition of additional restructuring charges and implementation costs. Specific initiatives are in the development stages and have not yet been approved by the company's Board of Directors. These future initiatives currently envision the closure of at least three additional factories, an additional net workforce reduction of 1,000 employees and could result in restructuring charges and implementation costs of up to $350 million, a portion of which will be recognized in future quarters of Fiscal 2000.

  Successful execution of all phases of Operation Excel will help the company achieve the following targets over the next four years:

 .  $200 million in annual ongoing pretax savings upon full implementation

 .  Volume growth of 3 to 4 percent per year

 .  Earnings per share growth of 10 to 12 percent per year

 .  Gross margins of 42%

 .  Return on invested capital of 40%

 .  $2.5 billion of free cash flow

Project Millennia

  During the fourth quarter of Fiscal 1997, the company announced a reorganization and restructuring program named "Project Millennia." The reorganization plan was designed to strengthen the company's core businesses and improve profitability and global growth. Key initiatives were focused on process changes and product line rationalizations. For more information regarding the background of Project Millennia, please refer to the company's annual report on Form 10-K for the fiscal year ended April 28, 1999.

  In the first quarter, the company utilized $3.7 million of severance and exit cost accruals to facilitate the implementation of Project Millennia. The utilization of the accruals related principally to the first quarter closure of a tuna processing facility in Australia, severance payments in Spain and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system. During the first quarter the company's workforce was reduced by 100 employees. See footnote 6 for further information.

  As a result of the expected sale of the Weight Watchers weight control business, the contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system will be assumed by the new owners, and all other spending will be completed by the end of the second quarter.

Results of Operations

  For the three months ended July 28, 1999, sales decreased $47.2 million, or 2.1%, to $2.18 billion from $2.23 billion last year. Divestitures reduced sales by $59.3 million, or 2.7%, unfavorable pricing reduced sales by $36.1 million, or 1.6%, the unfavorable impact of foreign exchange translation rates reduced sales by $7.8 million, or 0.3%, and volume was down $6.3 million, or 0.3%. Acquisitions increased sales by $62.2 million, or 2.8%.

  Sales in Europe decreased $30.8 million, or 5.3%. Unfavorable sales volume, primarily in convenience meals and infant foods, contributed $30.0 million, or 5.1%, to the sales decrease. The unfavorable impact of foreign exchange translation rates reduced sales by $19.3 million, or 3.3%, primarily due to sales in the United Kingdom and Italy. In addition, pricing was unfavorable $1.7 million, or 0.3%. These decreases were partially offset by acquisitions, which increased sales by $20.1 million, or 3.4%, primarily due to the acquisitions of the convenience meals business of Sonnen Bassermann in Germany and Serv-A-Portion in Belgium.

  The North American Dry segment's sales decreased $14.9 million, or 1.5%, primarily due to unfavorable pricing of $20.9 million, or 2.1%. Price decreases were noted in tuna and pet products. The unfavorable pricing in tuna was in response to market pressures caused by a substantial decline in fish costs. The company expects that the oversupply of tuna should correct itself and tuna pricing will recover in the coming months. Volume was unfavorable $1.4 million, or 0.1% as volume increases in ketchup, condiments and sauces were offset by a volume decrease in pet products. Acquisitions, net of divestitures, increased sales by $7.4 million, or 0.7%.

  The North American Frozen segment's sales declined $6.8 million, or 3.1%. Price decreases, primarily in frozen potatoes, contributed $7.1 million, or 3.2%, to the sales decrease. Divestitures, net of acquisitions, accounted for $6.9 million, or 3.2%, of the decrease, primarily due to the exit of certain product lines, including the pocket sandwich business, as part of Operation Excel. Volume contributed $7.2 million, or 3.3% to sales, led by Smart Ones, which were up 27%, and Ore-Ida frozen potatoes, which were up 4.5%.

  Sales in Asia/Pacific increased $48.1 million, or 20.2%, due to acquisitions of $30.9 million, or 13.0%, primarily the Fiscal 1999 acquisition of ABC Indonesia. In addition, sales of the Asia/Pacific segment benefited from the favorable impact of foreign exchange translation rates of $14.8 million, or 6.2%, primarily in Japan and Australia. Favorable pricing of $1.2 million, or 0.5% and favorable volume of $1.2 million, or 0.5% also increased sales.

  Sales of Other Operating entities decreased $42.8 million or 20.6%, primarily due to the divestiture of the bakery products unit, $48.5 million, or 23.3%. Unfavorable pricing of $7.7 million or 3.7%, primarily due to the Weight Watchers classroom business, and the unfavorable impact of foreign exchange translation rates of $3.3 million, or 1.6%, also negatively impacted sales. Favorable volume of $16.7 million, or 8.0%, largely due to the Weight Watchers classroom business partially offset these decreases.

  The first quarter was negatively impacted by a number of special items which net to $36.4 million pre-tax and $0.08 per share, which are summarized in the table below. These items include implementation costs of $24.7 million pretax ($0.05 per share) related to Operation Excel. The company recorded an additional restructuring charge for Operation Excel of $9.9 million pretax ($0.02 per share). In April of 1999, the company became aware of operational and accounting irregularities in its Ecuador tuna processing facility and expensed $10.0 million as an estimate of the losses. In the first quarter, the company recognized an additional $20.0 million pretax ($0.05 per share) of expenses related to this facility and does not anticipate significant further losses. In addition, the company recognized, in Other income, a pretax gain of $18.2 million ($0.03 per share) for the sale of an office building in the United Kingdom. During last year's first quarter the company incurred costs of $14.9 million pretax ($0.02 per share) related to the implementation of Project Millennia, consisting of start-up costs, consulting fees, relocation costs of employees and relocation of equipment.

  The following tables provide a comparison of the company's reported results and the results excluding special items for the periods ended July 28, 1999 and July 29, 1998.

                                          Three Months Ended July 28, 1999
                                         --------------------------------------
(Dollars in Millions, except per share    Gross   Operating    Net       Per
amounts)                                 Profit     Income   Income     Share
--------------------------------------   -------- ---------- --------  --------
Reported results........................ $  856.8  $  381.0  $  206.7  $   0.57
  Operation Excel restructuring.........      3.4       9.9       5.6      0.02
  Operation Excel implementation costs..      6.9      24.7      16.5      0.05
  Ecuador expenses......................     20.0      20.0      20.0      0.05
  Gain on U.K. building sale............       --        --     (11.8)    (0.03)
                                         --------  --------  --------  --------
Results excluding special items......... $  887.1  $  435.6  $  236.9  $   0.65
                                         ========  ========  ========  ========
                                          Three Months Ended July 29, 1998
                                         --------------------------------------
(Dollars in Millions, except per share    Gross   Operating    Net       Per
amounts)                                 Profit     Income   Income     Share
--------------------------------------   -------- ---------- --------  --------
Reported results........................ $  868.5  $  408.1  $  213.8  $   0.58
  Project Millennia costs...............     10.2      14.9       9.5      0.02
                                         --------  --------  --------  --------
Results excluding special items......... $  878.7  $  423.0  $  223.3  $   0.60
                                         ========  ========  ========  ========

(Note: Totals may not add due to rounding)

  Gross profit decreased $11.7 million, or 1.3%, to $856.8 million from $868.5 million, and the gross profit margin increased to 39.3% from 39.0%. Excluding the special items noted above, gross profit increased $8.5 million, or 1.0%, to $887.1 million from $878.7 million, and the gross profit margin increased to 40.7% from 39.4%. The Asia/Pacific segment's gross profit increased $20.1 million, or 23.7% due to increased sales, favorable exchange and the acquisition of ABC Indonesia. Europe's gross profit increased $3.8 million or 1.6%, due primarily to a changing sales mix favoring higher margin products. The North American Frozen segment's gross profit decreased $8.1 million, or 7.6%, due primarily to a decrease in sales driven by the discontinuation of certain products as part of Operation Excel and price reductions in frozen potatoes. Gross profit in the North American Dry segment decreased $4.3 million, or 1.1%, due primarily to a decrease in the domestic pet food business and price reductions in seafood, partially offset by solid increases at Heinz U.S.A. and Canada. Other Operating entities' gross profit decreased $2.7 million, or 3.5%, due primarily to the divestiture of the bakery products business, partially offset by an increase at the Weight Watchers classroom business.

  Selling, general and administrative expenses ("SG&A") increased $15.4 million to $475.8 million from $460.4 million and increased as a percentage of sales to 21.8% from 20.7%. Excluding the special items noted above, SG&A decreased $4.2 million to $451.5 million from $455.7 million and increased as a percentage of sales to 20.7% from 20.4%. Increased marketing expenses were offset by lower general and administrative, and selling and distribution expenses.

  Operating income decreased $27.1 million, or 6.6%, to $381.0 million from $408.1 million reported last year. Excluding the special items noted above, operating income increased $12.6 million, or 3.0%, to $435.6 million from $423.0 million. This increase was primarily due to the increase in gross profit and a decrease in SG&A.

  Asia/Pacific's operating income increased $2.8 million, or 8.6%, to $35.9 million from $33.1 million. Excluding restructuring related items in both periods, operating income increased $5.1 million, or 14.9%, to $39.6 million from $34.5 million. The increase is primarily attributable to the acquisition of ABC Indonesia.

  North American Frozen's operating income decreased $3.7 million, or 9.9%, to $33.4 million from $37.1 million. Excluding restructuring related items in both periods, operating income increased $3.9 million, or 10.1%, to $42.7 million from $38.8 million. This increase is primarily due to decreases in general and administrative expenses and marketing expense.

  The North American Dry's operating income decreased $28.9 million, or 13.4%, to $186.9 million from $215.8 million. Excluding restructuring related items in both periods and the Ecuador expenses in the current quarter, operating income decreased $3.5 million, or 1.6%, to $216.8 million from $220.3 million. The decrease is primarily due to the domestic pet food business, which is down compared to last year's first quarter, but continues to show steady improvement from last year's second half.

  Europe's operating income decreased $7.7 million, or 6.7%, to $107.3 million from $115.0 million. Excluding restructuring related items in both periods, operating income decreased $0.2 million, or 0.2%, to $119.1 million from $119.3 million.

  Other Operating entities' operating income increased $12.7 million, or 52.6%, to $36.9 million from $24.2 million. Excluding restructuring related items in last year's first quarter, operating income increased $10.8 million, or 41.5%, to $36.9 million from $26.1 million. This increase is primarily due to the continued strong performance of the Weight Watchers classroom business.

  Other income and expenses totaled $52.9 million in the current quarter compared to $74.1 million last year. The decrease is primarily attributable to a gain on the sale of an office building in the United Kingdom, $18.2 million pretax ($0.03 per share). Net interest expense remained relatively flat.

  The effective tax rate for the first quarter of the current year was 37.0% compared to 36.0% last year. Excluding the special items noted above, the effective rate was 35.0%.

  Net income for the current quarter was $206.7 million compared to $213.8 million for the same quarter last year, and diluted earnings per share was $0.57 compared to $0.58. Excluding the special items noted above, net income increased $13.6 million, or 6.1%, to $236.9 million from $223.3 million, and earnings per share increased to $0.65 from $0.60 last year.

Liquidity and Financial Position

  Cash provided by operating activities totaled $47.6 million for the three month period ended July 28, 1999 compared to $75.3 million in last year's first quarter.

  Cash used for investing activities totaled $62.1 million compared to $222.5 million used last year. Capital expenditures required $69.5 million in the current quarter versus $65.4 million in last year's first quarter. Acquisitions in the current period required $13.6 million, due primarily to the purchase of Thermo-Pac, Inc. Acquisitions in the prior year's comparable period required $160.3 million due to the purchases of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand and the Vidalia O's frozen onion rings brand.

  In the current quarter, financing activities provided $41.1 million compared to providing $193.8 million in the same quarter last year. Proceeds from commercial paper and short-term borrowings provided $191.0 million compared to $184.2 million in the same period last year. Cash provided from stock options exercised totaled $7.3 million compared to $27.2 million last year. Proceeds from long-term debt totaled $1.2 million compared to $254.8 million in the prior year's first quarter. Dividend payments totaled $122.8 million compared to $114.0 million a year ago. Share repurchases totaled $44.2 million (0.9 million shares) versus $134.0 million (2.5 million shares) in the prior year's first quarter.

  In the first quarter, the cash requirements for Operation Excel were $84.9 million, consisting of capital expenditures ($36.1 million), severance and exit costs ($24.1 million) and implementation costs ($24.7 million). The cash requirements of Project Millennia in the current quarter were $8.2 million consisting of capital expenditures ($4.5 million) and severance and exit costs ($3.7 million).

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At July 28, 1999, the company had $1.68 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

  On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share for an indicated annual rate of $1.47 per share. The dividend will be paid on October 10, 1999 to shareholders of record at the close of business on September 21, 1999.

  The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The company expects to see strong second half performance with solid double-digit earnings growth from its core businesses, fueled by savings from Operation Excel and improvements in ketchup, potatoes, pet food and tuna.

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

  The first phase of Operation Ready was to conduct a worldwide review to identify and evaluate areas impacted by the Year 2000 issue. The review and evaluation focused on both traditional computer information technology systems ("IT systems") and non-information systems such as manufacturing, process and logistical systems which rely on embedded chips or similar devices ("non-IT systems"). The assessment of the company's internal IT systems and non-IT systems is complete.

  The second phase of the company's Year 2000 readiness plan is remediation which involves replacement, upgrading, modification and testing of affected hardware, software and process systems. Management estimates that approximately 80% of its core worldwide IT systems are Year 2000 ready. Of the company's top ten affiliates, comprising 90% of the company's sales, eight have completed the remediation of their critical IT systems, with the others progressing on schedule to complete in October. Overall, half of the company's affiliates are 100% complete. The remediation of non-IT systems is progressing on schedule, and it is estimated that these efforts also will be substantially complete by the end of September 1999.

  The company's corporate audit department has dedicated efforts to evaluating the company's Year 2000 preparedness. The corporate audit department, with the assistance of outside consultants, completed on-site preparedness reviews at the company's major affiliate locations and its corporate headquarters. These reviews addressed IT system remediation efforts as well as contingency planning and non-IT issues. The corporate audit department continues monitoring progress with respect to earlier reviews.

  It is currently estimated that the cost to make the company's IT systems and non-IT systems Year 2000 operationally ready will be approximately $75 million. All of the costs are being funded through operating cash flow. These estimated costs have not had nor are expected to have a material adverse effect on the company's consolidated financial position, results of operations or liquidity. The above amount includes costs for implementation of the company's contingency plans described below.

  A critical part of Operation Ready involves the investigation and assessment of the Year 2000 preparedness of important suppliers, vendors, customers, utilities and other third parties. The company's initial round of assessments has been completed. Generally, these third parties have indicated that they are progressing on schedule with their Year 2000 issues. The company is continuing on-site interviews and face-to-face visits with the critical suppliers, vendors and customers. These efforts will continue throughout the year in order to minimize the risk that any significant adverse consequences will result due to the failure of these third parties to be Year 2000 ready.

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

  The company's headquarters and affiliate Year 2000 readiness teams are working to allow the company to continue critical operations in the event either the company or major key suppliers or customers fail to resolve their respective Year 2000 issues in a timely manner. In addition, each major function involving the company (purchasing, manufacturing, sales, etc.) has a contingency planning team working on Year 2000 issues specific to that function. The plans developed by the functional teams have been shared with the affiliate teams, so that Year 2000 issues will be addressed from two separate perspectives. Contingency plans include stockpiling raw and packaging materials, increasing finished goods inventory levels, developing emergency backup and recovery procedures, securing alternate suppliers, replacing electronic applications with manual processes or other appropriate measures.

  The company's second Operation Ready conference is scheduled for later in September. This conference will focus on operational contingency planning and millennium transition strategies and will provide Operation Ready affiliate and functional/strike force executives an opportunity to review Year 2000 related issues in a common forum and to prepare an overall transition plan for the company. The agenda includes issues such as demand planning, staffing, production scheduling, communications, and highlights the critical 100 days leading up to and spanning January 1, 2000.

  The company has implemented an internal web site to disseminate Year 2000 related information, including policies, guidelines, tools, teams, plans and progress reporting to affiliate Operation Ready teams throughout the world. Standardized progress reporting has been implemented for all affiliates to report their contingency planning and remediation status to the corporate headquarters. Year 2000 status and issues have been key topics at global management conferences. The company's Year 2000 readiness plan, including the further development and refinement of contingency plans, is an ongoing process and will continue to evolve and change as new information becomes available.

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

Other Matters

  On July 22, 1999, the company announced plans to sell its Weight Watchers weight control business to a unit of Artal Luxembourg, S.A., a European private investment firm. The company expects to close on the sale at the end of September. The agreed sales price of $735 million is expected to result in a pretax gain of approximately $500 million, which will be used to retire debt and to fund $29 million in costs related to the unbudgeted national launch of the new Boston Market Home Style Meals line in this fiscal year. The sale does not include Weight Watchers core food businesses such as Weight Watchers Smart Ones frozen meals, desserts and breakfast items, Weight Watchers from Heinz in the United Kingdom and a broad range of other Weight Watchers branded foods in Heinz's global core product categories.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in the company's market risk during the three months ended July 28, 1999. For additional information, refer to pages 35-36 of the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Nothing to report under this item.

ITEM 5. OTHER INFORMATION

  See Notes 6 and 7 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

  This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. Reference should be made to the section "Forward-Looking Statements" in Item 1 of the registrant's Annual Report on Form 10-K for the fiscal year ended April 28, 1999 for a description of the important factors that could cause actual results to differ materially from those discussed herein.

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

   3.   The Company's By-Laws, as amended effective September 8, 1999.

   12. Computation of Ratios of Earnings to Fixed Charges.

   27. Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended July 28, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: September 10, 1999                            /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: September 10, 1999                         /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)