Form 10-Q
period 1999-10-27
HEINZ H J CO
filed 1999-12-13
CIK 46640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended October 27, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from        to

For the Six Months Ended October 27, 1999         Commission File Number 1-3385

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 3, 1999, was 354,664,014 shares.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                            Three Months     Three Months
                               Ended            Ended
                          October 27, 1999 October 28, 1998
                          ---------------- ----------------
                              FY 2000          FY 1999
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $2,344,084       $2,322,402
Cost of products sold...      1,431,644        1,386,003
                             ----------       ----------
Gross profit............        912,440          936,399
Selling, general and
administrative expenses.        585,850          499,049
Gain on sale of Weight
Watchers................        464,617               --
                             ----------       ----------
Operating income........        791,207          437,350
Interest income.........          2,884            6,567
Interest expense........         64,191           67,516
Other expenses, net.....         11,074            8,292
                             ----------       ----------
Income before income
taxes...................        718,826          368,109
Provision for income
taxes...................        303,328          136,777
                             ----------       ----------
Net income..............     $  415,498       $  231,332
                             ==========       ==========
Net income per share--
diluted.................     $     1.14       $     0.63
                             ==========       ==========
Average common shares
outstanding--diluted....        363,113          369,082
                             ==========       ==========
Net income per share--
basic...................     $     1.16       $     0.64
                             ==========       ==========
Average common shares
outstanding--basic......        357,866          362,234
                             ==========       ==========
Cash dividends per
share...................     $   0.3675       $   0.3425
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                             Six Months       Six Months
                               Ended            Ended
                          October 27, 1999 October 28, 1998
                          ---------------- ----------------
                              FY 2000          FY 1999
                                     (Unaudited)
                                (In Thousands, Except
                                 per Share Amounts)
Sales...................     $4,525,091       $4,550,632
Cost of products sold...      2,755,901        2,745,780
                             ----------       ----------
Gross profit............      1,769,190        1,804,852
Selling, general and
administrative expenses.      1,061,627          959,403
Gain on sale of Weight
Watchers................        464,617               --
                             ----------       ----------
Operating income........      1,172,180          845,449
Interest income.........          8,169           14,152
Interest expense........        126,783          131,559
Other expenses, net.....          6,701           25,911
                             ----------       ----------
Income before income
taxes...................      1,046,865          702,131
Provision for income
taxes...................        424,699          257,012
                             ----------       ----------
Net income..............     $  622,166       $  445,119
                             ==========       ==========
Net income per share--
diluted.................     $     1.71       $     1.21
                             ==========       ==========
Average common shares
outstanding--diluted....        363,113          369,082
                             ==========       ==========
Net income per share--
basic...................     $     1.74       $     1.23
                             ==========       ==========
Average common shares
outstanding--basic......        357,866          362,234
                             ==========       ==========
Cash dividends per
share...................     $     0.71       $   0.6575
                             ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 27, 1999 April 28, 1999*
                                               ---------------- ---------------
                                                   FY 2000          FY 1999
                                                 (Unaudited)
                                                    (Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents.....................    $  168,004      $  115,982
Short-term investments, at cost which
 approximates market..........................         1,066           7,139
Receivables, net..............................     1,152,521       1,163,915
Inventories...................................     1,601,073       1,409,651
Prepaid expenses and other current assets.....       184,868         190,091
                                                  ----------      ----------
  Total current assets........................     3,107,532       2,886,778
                                                  ----------      ----------
Property, plant and equipment.................     4,099,366       4,073,975
Less accumulated depreciation.................     1,848,706       1,902,951
                                                  ----------      ----------
  Total property, plant and equipment, net....     2,250,660       2,171,024
                                                  ----------      ----------
Goodwill, net.................................     1,568,598       1,781,466
Trademarks, net...............................       497,147         511,608
Other intangibles, net........................       158,342         177,290
Other non-current assets......................     1,035,640         525,468
                                                  ----------      ----------
  Total other non-current assets..............     3,259,727       2,995,832
                                                  ----------      ----------
  Total assets................................    $8,617,919      $8,053,634
                                                  ==========      ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                October 27, 1999 April 28, 1999*
                                                ---------------- ---------------
                                                    FY 2000          FY 1999
                                                  (Unaudited)
                                                     (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term debt...............................     $  205,754      $  290,841
Portion of long-term debt due within one year.        272,252         613,366
Accounts payable..............................        961,007         945,488
Salaries and wages............................         55,808          74,098
Accrued marketing.............................        208,838         182,024
Accrued restructuring costs...................        107,065         147,786
Other accrued liabilities.....................        364,424         372,623
Income taxes..................................        321,132         160,096
                                                   ----------      ----------
  Total current liabilities...................      2,496,280       2,786,322
                                                   ----------      ----------
Long-term debt................................      2,824,662       2,472,206
Deferred income taxes.........................        327,504         310,799
Non-pension postretirement benefits...........        200,394         208,102
Other liabilities.............................        779,731         473,201
                                                   ----------      ----------
  Total long-term debt and other liabilities..      4,132,291       3,464,308
                                                   ----------      ----------
Shareholders' Equity:
Capital stock.................................        107,945         107,947
Additional capital............................        307,946         277,652
Retained earnings.............................      4,747,806       4,379,742
                                                   ----------      ----------
                                                    5,163,697       4,765,341
Less:
 Treasury stock at cost (75,706,431 shares at
   October 27, 1999 and 71,968,652 shares at
   April 28, 1999)............................      2,617,001       2,435,012
 Unearned compensation relating to the ESOP...         10,158          11,728
 Accumulated other comprehensive income.......        547,190         515,597
                                                   ----------      ----------
  Total shareholders' equity..................      1,989,348       1,803,004
                                                   ----------      ----------
  Total liabilities and shareholders' equity..     $8,617,919      $8,053,634
                                                   ==========      ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months       Six Months
                                                   Ended            Ended
                                              October 27, 1999 October 28, 1998
                                              ---------------- ----------------
                                                  FY 2000          FY 1999
                                                         (Unaudited)
                                                   (Thousands of Dollars)
Cash Provided by Operating Activities........    $ 188,717        $ 234,314
                                                 ---------        ---------
Cash Flows from Investing Activities:
  Capital expenditures.......................     (181,919)        (155,559)
  Acquisitions, net of cash acquired.........      (60,241)        (178,957)
  Proceeds from divestitures.................      723,344          178,000
  Purchases of short-term investments........     (665,457)        (449,941)
  Sales and maturities of short-term
   investments...............................      671,493          450,115
  Investment in The Hain Food Group, Inc.....      (99,764)              --
  Other items, net...........................          165           14,866
                                                 ---------        ---------
    Cash provided by (used for) investing
     activities..............................      387,621         (141,476)
                                                 ---------        ---------
Cash Flows from Financing Activities:
  Payments on long-term debt.................     (370,028)         (49,213)
  Proceeds from commercial paper and short-
   term borrowings, net......................      251,462          155,146
  Proceeds from long-term debt...............       18,500          255,877
  Dividends..................................     (254,102)        (238,064)
  Purchases of treasury stock................     (192,654)        (238,222)
  Exercise of stock options..................       10,749           65,739
  Other items, net...........................        9,097           31,692
                                                 ---------        ---------
    Cash used for financing activities.......     (526,976)         (17,045)
                                                 ---------        ---------
Effect of exchange rate changes on cash and
 cash equivalents............................        2,660           (1,000)
                                                 ---------        ---------
Net increase in cash and cash equivalents....       52,022           74,793
Cash and cash equivalents at beginning of
 year........................................      115,982           96,300
                                                 ---------        ---------
Cash and cash equivalents at end of period...    $ 168,004        $ 171,093
                                                 =========        =========

           See Notes to Condensed Consolidated Financial Statements.
                                 ------------

                     H. J. HEINZ COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's Annual Report to Shareholders for the fiscal year ended April 28, 1999 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                 October 27, 1999 April 28, 1999
                                                 ---------------- --------------
                                                     (Thousands of Dollars)
   Finished goods and work-in-process...........    $1,258,854      $1,064,015
   Packaging material and ingredients...........       342,219         345,636
                                                    ----------      ----------
                                                    $1,601,073      $1,409,651
                                                    ==========      ==========

(5) The provision for income taxes consists of provisions for federal, state, U.S. possessions and foreign income taxes. The company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

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

  In the six months ended October 27, 1999, as part of Operation Excel, the company recognized additional restructuring and related costs of $111.7 million pretax ($0.23 per share). [Note: All earnings per share amounts included in the Notes to the Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] These costs were primarily related to implementation costs ($68.4 million) for consulting fees, employee training and relocation costs, equipment relocation costs and equipment commissioning costs associated with the implementation of Operation Excel initiatives. Other costs recognized in the six months ended October 27, 1999 consisted of employee termination and severance costs ($13.9 million), asset writedowns ($11.2 million), and exit costs ($18.2 million). These costs were primarily related to: additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho, severance and exit costs associated with the relocation of our U.S. seafood and petfood headquarters to Pittsburgh, Pennsylvania and the closure of a chicken processing facility in New Zealand.

  During the six months ended October 27, 1999, the company utilized $53.8 million of severance and exit cost accruals, principally related to consolidating the company's U.S. frozen food headquarters, consolidating certain European administrative support functions and downsizing the Puerto Rico tuna processing facility.

  The major components of the restructuring charges and implementation costs and the accrual balances as of October 27, 1999 were as follows:


                                          Employee
                                         Termination
                              Non-Cash       and     Accrued
                                Asset     Severance   Exit    Implementation
   (Dollars in millions)     Write-Downs    Costs     Costs       Costs       Total
   ---------------------     ----------- ----------- -------  -------------- -------
   Initial charge--Fiscal
    1999...................    $ 294.9     $159.4    $ 45.3       $ 53.2     $ 552.8
   Amounts utilized--Fiscal
    1999...................     (294.9)     (67.3)     (9.8)       (53.2)     (425.2)
                               -------     ------    ------       ------     -------
   Accrued restructuring
    costs--April 28, 1999..         --       92.1      35.5           --       127.6
   Restructuring charges
    and implementation
    costs--Fiscal 2000.....       11.2       13.9      18.2         68.4       111.7
   Amounts utilized--Fiscal
    2000...................      (11.2)     (31.1)    (22.7)       (68.4)     (133.4)
                               -------     ------    ------       ------     -------
   Accrued restructuring
    costs--October 27,
    1999...................    $    --     $ 74.9    $ 31.0       $   --     $ 105.9
                               =======     ======    ======       ======     =======

  In total, the company has approved the closure or exit of 17 factories or businesses. To date six of these factories or businesses have been sold or closed. These actions will impact approximately 5,500 employees with a net reduction in the workforce of 4,000 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the six months ended October 27, 1999, the workforce was reduced by an additional 1,800 employees. All of the remaining factory closures and employee terminations are expected to take place within 12 months.

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

  In the six months ended October 27, 1999, the company utilized $18.9 million of severance and exit cost accruals to facilitate the implementation of Project Millennia. The utilization of the accruals related principally to the closure of a tuna processing facility in Australia, the closure of a tomato processing facility in Spain and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system, which were transferred to the buyer of the weight control business.

  The major components of the restructuring charges and implementation costs and the accrual balances as of October 27, 1999 were as follows:

                                          Employee
                                         Termination
                              Non-Cash       and     Accrued
                                Asset     Severance   Exit    Implementation
   (Dollars in millions)     Write-Downs    Costs     Costs       Costs      Total
   ---------------------     ----------- ----------- -------  -------------- ------
   Accrued restructuring
    costs--April 28, 1999..      $--        $ 2.7    $ 17.4        $--       $ 20.1
   Amounts utilized--Fiscal
    2000...................       --         (2.3)    (16.6)        --        (18.9)
                                 ---        -----    ------        ---       ------
   Accrued restructuring
    costs--October 27,
    1999...................      $--        $ 0.4    $  0.8        $--       $  1.2
                                 ===        =====    ======        ===       ======

  The remaining accruals of $1.2 million relate to the finalization of severance payments in Spain and certain contractual lease commitments in the U.S.

(7) On September 29, 1999, the company completed the sale of the Weight Watchers weight control business for $735 million, which included $25 million of preferred stock, to Artal Luxembourg, S.A., a European private investment firm. The transaction resulted in a pretax gain of $464.6 million ($0.72 per share). The company used a portion of the proceeds to retain a 6% equity interest in Weight Watchers International. The sale does not include Weight Watchers Smart Ones frozen meals, desserts and breakfast items, Weight Watchers from Heinz in the U.K. and a broad range of other Weight Watchers branded foods in Heinz's global core product categories. Pro forma results of the company, assuming this transaction had been made at the beginning of each period presented, would not be materially different from the results reported. During Fiscal 2000, the company also made other smaller divestitures.

(8) During Fiscal 2000, the company completed the acquisitions of Thermo-Pac Inc., a U.S. leader in single-serve condiments, Quality Chef Foods, Inc., a leading manufacturer of frozen heat-and-serve soups, entrees and sauces, and obtained a 51% share of Remedia Limited, Israel's leading company in infant nutrition.

  All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition dates. Final allocations of the purchase prices are not expected to differ significantly from the preliminary allocations. Operating results of the businesses acquired have been included in the Consolidated Statements of Income from the respective acquisition dates forward.

  Pro forma results of the company, assuming all of the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

(9) On September 27, 1999 the company and The Hain Food Group announced an agreement to form a strategic alliance for the global production and marketing of natural and organic foods and soy-based beverages. The company's investment of $99.8 million gave it a 19.5% stake in Hain. Heinz will provide procurement, manufacturing and logistic expertise while Hain will provide marketing, sales and distribution services. Additionally, Hain acquired from the company the trademark and name for Earth's Best organic baby foods.

(10) Segment Information

    During Fiscal 1999, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131
   supersedes previously issued segment reporting disclosure rules and requires the presentation of descriptive information about reportable segments that is consistent with the way in which management operates the company. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. Previously reported segment and geographic information has been restated to conform with SFAS No. 131 requirements.

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

      Other Operating Entities--This segment includes the company's Weight Watchers classroom business through September 29, 1999, the date of divestiture, as well as the company's operations in Africa, Venezuela and other areas which sell products in all of the company's core categories.

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

                               North     North                         Other
                              American  American             Asia/   Operating     Non-     Consolidated
   (Dollars in Thousands)       Dry      Frozen    Europe   Pacific  Entities  Operating(1)    Totals
   ----------------------    ---------- -------- ---------- -------- --------- ------------ ------------
   Three months ended
    October 27, 1999
   Intersegment sales......  $    9,215 $  4,171 $      555 $  1,204 $  1,072    $(16,217)   $       --
   Net external sales......   1,028,657  255,097    605,921  295,024  159,385          --     2,344,084
   Operating income........     181,055   42,629    105,026   29,001  487,468     (53,972)      791,207
   Operating income,
    excluding special items
    (2)....................     221,979   49,116    122,315   41,379   22,851     (23,972)      433,668
   Three months ended
    October 28, 1998
   Intersegment sales......  $    7,846 $  4,966 $    1,544 $     -- $  1,445    $(15,801)   $       --
   Net external sales......   1,026,506  259,379    597,704  247,510  191,303          --     2,322,402
   Operating income........     223,522   62,895    120,962   30,251   29,759     (30,039)      437,350
   Operating income,
    excluding special items
    (3)....................     226,232   47,518    112,508   31,801   24,921     (29,640)      413,340
   Six months ended
    October 27, 1999
   Intersegment sales......  $   16,129 $  7,135 $    1,918 $  1,659 $  2,526    $(29,367)   $       --
   Net external sales......   1,994,780  467,509  1,157,430  580,853  324,519          --     4,525,091
   Operating income........     367,945   76,014    212,367   64,932  524,407     (73,485)    1,172,180
   Operating income,
    excluding special items
    (4)....................     438,771   91,800    241,409   81,003   59,790     (43,485)      869,288
   Six months ended
    October 28, 1998
   Intersegment sales......  $   14,269 $  8,180 $    2,602 $     -- $  2,883    $(27,934)   $       --
   Net external sales......   2,007,491  478,625  1,180,012  485,220  399,284          --     4,550,632
   Operating income........     439,297   99,966    236,004   63,344   53,962     (47,124)      845,449
   Operating income,
    excluding special items
    (5)....................     446,507   86,289    231,850   66,294   51,024     (45,625)      836,339

  --------
  (1) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
  (2) Excludes restructuring and implementation costs of Operation Excel as follows: North American Dry $40.9 million, North American Frozen $6.5 million, Europe $17.3 million, and Asia/Pacific $12.4 million; excludes the gain on the sale of Weight Watchers weight control business in Other Operating entities of $464.6 million; excludes the Foundation Contribution in Non-Operating of $30.0 million.
  (3) Excludes implementation costs for Project Millennia as follows: North American Dry $2.7 million, North American Frozen $1.2 million, Europe $0.6 million, Asia/Pacific $1.6 million, Other Operating entities $0.9 million and Non-Operating $0.4 million; excludes the reversal of unutilized Project Millennia accruals for severance and exit costs in North American Frozen and Europe of $16.6 million and $9.1 million, respectively, and excludes the gain on the sale of the bakery division in Other Operating entities of $5.7 million.
  (4) Excludes restructuring and implementation costs of Operation Excel as follows: North American Dry $50.8 million, North American Frozen $15.8 million, Europe $29.0 million, and Asia/Pacific $16.1 million; excludes costs related to Ecuador in North American Dry $20.0 million; excludes the gain on the sale of Weight Watchers weight control business in Other Operating entities of $464.6 million; excludes the Foundation Contribution in Non-Operating of $30.0 million.
  (5) Excludes implementation costs for Project Millennia as follows: North American Dry $7.2 million, North American Frozen $2.9 million, Europe $4.9 million, Asia/Pacific $3.0 million, Other Operating entities $2.8 million and Non-Operating $1.5 million; excludes the reversal of unutilized Project Millennia accruals for severance and exit costs in North American Frozen and Europe of $16.6 million and $9.1 million, respectively, and excludes the gain on the sale of the bakery division in Other Operating entities of $5.7 million.

  A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

                              Three Months     Three Months      Six Months       Six Months
                                 Ended            Ended            Ended            Ended
   (Dollars in thousands)   October 27, 1999 October 28, 1998 October 27, 1999 October 28, 1998
   ----------------------   ---------------- ---------------- ---------------- ----------------
   Total operating income
    for reportable
    segments...............     $791,207         $437,350        $1,172,180        $845,449
   Interest income.........        2,884            6,567             8,169          14,152
   Interest expense........       64,191           67,516           126,783         131,559
   Other expenses, net.....       11,074            8,292             6,701          25,911
                                --------         --------        ----------        --------
   Consolidated income
    before income taxes....     $718,826         $368,109        $1,046,865        $702,131
                                ========         ========        ==========        ========

  The company's revenues are generated via the sale of products in the following categories:

                                                            Soups,
                                                            Beans
                             Ketchup,                        and
                            Condiments  Frozen              Pasta    Infant     Pet
   (Dollars in thousands)   and Sauces  Foods      Tuna     Meals    Foods    Products   Other      Total
   ----------------------   ---------- --------  --------  -------- --------  --------  --------  ----------
   Three months ended
    October 27, 1999....... $  580,557 $357,974  $262,523  $312,663 $241,379  $309,536  $279,452  $2,344,084
   Three months ended
    October 28, 1998.......    558,428  351,823   269,559   291,588  224,257   318,053   308,694   2,322,402
                            ---------- --------  --------  -------- --------  --------  --------  ----------
   Total increase
    (decrease)............. $   22,129 $  6,151  $ (7,036) $ 21,075 $ 17,122  $ (8,517) $(29,242) $   21,682
                            ========== ========  ========  ======== ========  ========  ========  ==========
   Six months ended
    October 27, 1999....... $1,192,169 $659,054  $534,141  $546,430 $472,780  $603,873  $516,644  $4,525,091
   Six months ended
    October 28, 1998.......  1,100,716  660,843   562,908   518,606  475,986   639,877   591,696   4,550,632
                            ---------- --------  --------  -------- --------  --------  --------  ----------
   Total increase
    (decrease)............. $   91,453 $ (1,789) $(28,767) $ 27,824 $ (3,206) $(36,004) $(75,052) $  (25,541)
                            ========== ========  ========  ======== ========  ========  ========  ==========

(11) The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At October 27, 1999, the company had $1.77 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

(12) On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share, for an indicated annual rate of $1.47 per share.

(13) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                       Three Months     Three Months      Six Months
                                          Ended            Ended            Ended       Six Months Ended
                                     October 27, 1999 October 28, 1998 October 27, 1999 October 28, 1998
                                     ---------------- ---------------- ---------------- ----------------
                                         FY 2000          FY 1999          FY 2000          FY 1999
                                                  (In Thousands, Except per Share Amounts)
   Net income per share--basic:
     Net income....................      $415,498         $231,332         $622,166         $445,119
     Preferred dividends...........             7                8               14               16
                                         --------         --------         --------         --------
     Net income applicable to
      common stock.................      $415,491         $231,324         $622,152         $445,103
                                         ========         ========         ========         ========
     Average common shares
      outstanding--basic...........       357,866          362,234          357,866          362,234
                                         ========         ========         ========         ========
     Net income per share--basic...      $   1.16         $   0.64         $   1.74         $   1.23
                                         ========         ========         ========         ========
   Net income per share--diluted:
     Net income....................      $415,498         $231,332         $622,166         $445,119
                                         ========         ========         ========         ========
     Average common shares
      outstanding..................       357,866          362,234          357,866          362,234
     Effect of dilutive securities:
       Convertible preferred stock.           233              248              233              248
       Stock options...............         5,014            6,600            5,014            6,600
                                         --------         --------         --------         --------
     Average common shares
      outstanding--diluted.........       363,113          369,082          363,113          369,082
                                         ========         ========         ========         ========
     Net income per share--diluted.      $   1.14         $   0.63         $   1.71         $   1.21
                                         ========         ========         ========         ========

(14) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                               Three Months     Three Months      Six Months       Six Months
                                  Ended            Ended            Ended            Ended
                             October 27, 1999 October 28, 1998 October 27, 1999 October 28, 1998
                             ---------------- ---------------- ---------------- ----------------
                                 FY 2000          FY 1999          FY 2000          FY 1999
                                                   (Thousands of Dollars)
   Net income..............      $415,498         $231,332         $622,166         $445,119
   Other comprehensive in-
    come (loss):
     Foreign currency
      translation
      adjustment...........        (3,463)          36,572          (32,783)         (24,737)
     Minimum pension
      liability adjustment.          (794)             690            1,190            1,793
                                 --------         --------         --------         --------
   Comprehensive income....      $411,241         $268,594         $590,573         $422,175
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

  In the six months ended October 27, 1999, as part of Operation Excel, the company recognized additional restructuring and related costs of $111.7 million pretax ($0.23 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily related to implementation costs ($68.4 million) for consulting fees, employee training and relocation costs, equipment relocation costs and equipment commissioning costs associated with the implementation of Operation Excel initiatives. Other costs recognized in the six months ended October 27, 1999 consisted of employee termination and severance costs ($13.9 million), asset writedowns ($11.2 million), and exit costs ($18.2 million). These costs were primarily related to additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho, severance and exit costs associated with the relocation of our U.S. seafood and petfood headquarters to Pittsburgh, Pennsylvania and the closure of a chicken processing facility in New Zealand. See footnote 10 for a breakdown of Operation Excel restructuring and implementation costs by segment.

  During the six months ended October 27, 1999, the company utilized $53.8 million of severance and exit cost accruals, principally related to consolidating the company's U.S. frozen food headquarters, consolidating certain European administrative support functions and downsizing the Puerto Rico tuna processing facility. See footnote 6 for further information.

  In total, the company has approved the closure or exit of 17 factories or businesses. To date six of these factories or businesses have been sold or closed. These actions will impact approximately 5,500 employees with a net reduction in the workforce of 4,000 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the six months ended October 27, 1999, the workforce was reduced by an additional 1,800 employees. All of the remaining factory closures and employee terminations are expected to take place within 12 months.

  Future Operation Excel initiatives will also be aimed at generating manufacturing efficiencies and realigning management teams and will result in the recognition of additional restructuring charges and implementation costs. Specific initiatives are in the development stages and have not yet been approved by the company's Board of Directors. These future initiatives currently envision the closure of at least three additional factories and additional net workforce reductions of 1,000 employees. The entire program will result in restructuring charges and implementation costs of approximately $1.1 billion, a portion of which will be recognized in future quarters of Fiscal 2000.

  The expected pretax savings to be generated from all Operation Excel initiatives will be $60 million in Fiscal 2000 and will grow to $145 million in Fiscal 2001 and $215 million in Fiscal 2002, with non-cash savings of less than $15 million in any year.

  The company is accelerating Operation Excel and anticipates that all restructuring charges will be recognized by the end of Fiscal 2001, a year earlier than previously planned.

  Successful execution of all Operation Excel initiatives will help the company achieve the following targets over the next four years:

 . Over $200 million in annual ongoing pretax savings upon full implementation

 . Earnings per share growth of 10 to 12 percent per year on average

 . Sales growth of 4 to 5 percent per year on average

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

  In the six months ended October 27, 1999, the company utilized $18.9 million of severance and exit cost accruals to facilitate the implementation of Project Millennia. The utilization of the accruals related principally to the closure of a tuna processing facility in Australia, the closure of a tomato processing facility in Spain and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system, which were transferred to the buyer of the weight control business. See footnote 6 for further information.

  The remaining accruals of $1.2 million relate to the finalization of severance payments in Spain and certain contractual lease commitments in the U.S.

           THREE MONTHS ENDED OCTOBER 27, 1999 AND OCTOBER 28, 1998

Results of Operations

  For the three months ended October 27, 1999, sales increased $21.7 million, or 0.9%, to $2,344.1 million from $2,322.4 million last year. Favorable volume increased sales by 3.5% and acquisitions increased sales by 3.3%. Sales were unfavorably impacted by divestitures of 3.5%, lower pricing of 1.9% and the unfavorable impact of foreign exchange translation rates of 0.5%.

  The North American Dry segment's sales increased $2.2 million, or 0.2%. Favorable volume increased sales by 2.5%, due primarily to ketchup and condiments and tuna, partially offset by a decrease in pet food. The favorable impact of foreign exchange translation rates in Canada increased sales by 0.3%. Sales were unfavorably impacted by lower pricing of 2.1%, due primarily to tuna and ketchup. Divestitures, net of acquisitions, negatively impacted sales by 0.5%.

  The North American Frozen segment's sales decreased $4.3 million, or 1.7%. Lower pricing reduced sales by 4.7%, due primarily to major promotions for Ore-Ida frozen potatoes. Divestitures decreased sales by 3.7%, primarily due to the exit of several non-core product lines as part of Operation Excel. Favorable volume increased sales by 6.7%, led by Smart Ones and Ore-Ida frozen potatoes.

  Sales in Europe increased $8.2 million, or 1.4%. Favorable volume increased sales by 4.2%, due primarily to increases in infant foods, tuna and frozen foods. Acquisitions, net of divestitures, increased sales 3.3%, due primarily to the acquisitions of Sonnen Bassermann in Germany, Remedia Limited in Israel and Serv-A-Portion in Belgium. The unfavorable impact of foreign exchange translation rates, primarily in Italy and the U.K., reduced sales by 5.2%. Lower pricing reduced sales by 0.9%.

  Sales in Asia/Pacific increased $47.5 million, or 19.2%. Acquisitions, net of divestitures, increased sales 10.7%, primarily due to the Fiscal 1999 acquisition of ABC Indonesia. The favorable impact of foreign exchange translation rates, primarily in Japan and Australia, increased sales by 6.6%. Favorable volume increased sales by 2.4%, while lower pricing reduced sales by 0.5%.

  Other Operating entities' sales decreased $31.9 million, or 16.7%. Divestitures, net of acquisitions, decreased sales 17.7%, due primarily to the Fiscal 1999 divestiture of the bakery products unit and the Fiscal 2000 divestiture of the Weight Watchers weight control business. Lower prices of 2.1% were partially offset by favorable volume of 3.1%. The impact of foreign exchange translation rates was negligible.

  The second quarter was favorably impacted by a number of special items which net to $357.5 million pretax or $0.49 per share, and are summarized in the table below. During the second quarter, the company completed the sale of the Weight Watchers weight control business for $735 million. This transaction resulted in a pretax gain of $464.6 million ($0.72 per share). The company used part of this gain to fund a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation. The second quarter results also include implementation costs of $43.7 million pretax ($0.08 per share) related to Operation Excel and additional restructuring charges for Operation Excel of $33.3 million pretax ($0.09 per share). Last year's second quarter results included the reversal of unutilized Project Millennia accruals of $25.7 million pretax ($0.04 per share), implementation costs of $7.4 million pretax ($0.01 per share) related to Project Millennia; and a pretax gain of $5.7 million from the sale of the bakery products unit.

  The following tables provide a comparison of the company's reported results and the results excluding special items for the second quarter ended October 27, 1999 and October 28, 1998.

                                        Second Quarter Ended October 27, 1999
                                       -----------------------------------------
(Dollars in millions except per share   Gross     Operating     Net       Per
amounts)                                Profit     Income     Income     Share
-------------------------------------  --------  ----------- ---------  --------
Reported results.....................  $  912.4   $   791.2  $   415.5  $   1.14
  Special items:
  Operation Excel restructuring......       8.7        33.3       31.0      0.09
  Operation Excel implementation
   costs.............................      22.2        43.7       29.1      0.08
  Foundation contribution............        --        30.0       18.9      0.05
  Gain on sale of Weight Watchers
   weight control business...........        --      (464.6)    (259.7)    (0.72)
                                       --------   ---------  ---------  --------
Results excluding special items......  $  943.3   $   433.7  $   234.8  $   0.65
                                       ========   =========  =========  ========
                                        Second Quarter Ended October 28, 1998
                                       -----------------------------------------
                                        Gross     Operating     Net       Per
                                        Profit     Income     Income     Share
                                       --------  ----------- ---------  --------
Reported results.....................  $  936.4   $   437.4  $   231.3  $   0.63
  Special items:
  Project Millennia implementation
   costs.............................       4.5         7.4        4.7      0.01
  Gain on sale of bakery products
   unit..............................        --        (5.7)       0.6        --
  Reversal of unutilized Project
   Millennia accruals................     (20.7)      (25.7)     (16.4)    (0.04)
                                       --------   ---------  ---------  --------
Results excluding special items......  $  920.2   $   413.3  $   220.2  $   0.60
                                       ========   =========  =========  ========

(Note: Totals may not add due to rounding.)

  Gross profit decreased $24.0 million, or 2.6%, to $912.4 million from $936.4 million, and the gross profit margin decreased to 38.9% from 40.3%. Excluding the special items noted above, gross profit increased $23.1 million, or 2.5%, to $943.3 million from $920.2 million, and the gross profit margin increased to 40.2% from 39.6%. Gross profit in the North American Dry segment increased $4.0 million, or 1.0%, due primarily to an increase at Heinz U.S.A., partially offset by lower pricing in tuna. The North

American Frozen segment's gross profit decreased $4.0 million, or 3.2%, due primarily to a decrease in sales driven by the exit of several non-core product lines as part of Operation Excel and lower pricing in Ore-Ida frozen potatoes. Europe's gross profit increased $9.7 million, or 4.0%, due primarily to a changing sales mix favoring higher margin products and the acquisitions of Remedia Limited, Sonnen Bassermann and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates, primarily in Italy and the U.K., reduced gross profit in Europe by approximately $13 million. The Asia/Pacific segment's gross profit increased $23.7 million, or 27.5% due to the acquisition of ABC Indonesia, increased sales and favorable exchange. Other Operating entities' gross profit decreased $11.8 million, or 15.6%, due primarily to the divestitures of the bakery products business and the Weight Watchers weight control business.

  Selling, general and administrative expenses ("SG&A") increased $86.8 million, or 17.4%, to $585.9 million from $499.0 million and increased as a percentage of sales to 25.0% from 21.5%. Excluding the special items noted above, SG&A increased $2.7 million, or 0.5%, to $509.6 million from $506.9 million and decreased slightly as a percentage of sales to 21.7% from 21.8%. A 7% increase in marketing expenses were partially offset by lower general and administrative and selling and distribution expenses.

  Operating income increased $353.9 million, or 80.9%, to $791.2 million from $437.4 million last year. Excluding the special items noted above, operating income increased $20.3 million, or 4.9%, to $433.7 million from $413.3 million. This increase was primarily due to the increase in gross profit, slightly offset by the increase in SG&A.

  North American Dry's operating income decreased $42.5 million, or 19.0%, to $181.1 million from $223.5 million. Excluding restructuring related items in both periods, operating income decreased $4.3 million, or 1.9%, to $222.0 million from $226.2 million as the favorable results at Heinz U.S.A. were offset by the retail effect of record low prices for raw tuna and under-performance by pet food.

  North American Frozen's operating income decreased $20.3 million, or 32.2%, to $42.6 million from $62.9 million. Excluding restructuring related items in both periods, operating income increased $1.6 million, or 3.4%, to $49.1 million from $47.5 million. This increase is primarily due to a reduction in general and administrative expenses related to the consolidation of the company's U.S. frozen food headquarters in Fiscal 1999.

  Europe's operating income decreased $15.9 million, or 13.2%, to $105.0 million from $121.0 million. Excluding restructuring related items in both periods, operating income increased $9.8 million, or 8.7%, to $122.3 million from $112.5 million. On a constant currency basis, operating income increased 14.3%, excluding restructuring related items in both periods. This increase is due to improved performances throughout most of the segment.

  Asia/Pacific's operating income decreased $1.3 million, or 4.1%, to $29.0 million from $30.3 million. Excluding restructuring related items in both periods, operating income increased $9.6 million, or 30.1%, to $41.4 million from $31.8 million. This increase is primarily attributable to the Fiscal 1999 acquisition of ABC Indonesia and improved performances throughout the segment.

  Other Operating entities' operating income increased $457.7 million to $487.5 million from $29.8 million. Excluding the gain on the sale of the Weight Watchers weight control business this year, and restructuring related items and the gain on the sale of the bakery products unit last year, operating income decreased $2.1 million, or 8.3%, to $22.9 million from $24.9 million.

  Other income and expenses increased $3.1 million to $72.4 million in the current quarter compared to $69.2 million last year. Net interest expense remained relatively flat between periods.

  The effective tax rate for the second quarter of the current year was 42.2% compared to 37.2% last year. Excluding restructuring and implementation costs, and non-recurring items, the effective rate for the second quarter was 35.0% compared to 36.0% last year.

  Net income for the current quarter was $415.5 million compared to $231.3 million for the same quarter last year and diluted earnings per share was $1.14 compared to $0.63. Excluding the special items noted above, net income increased $14.6 million, or 6.6%, to $234.8 million from $220.2 million and earnings per share increased 8.3% to $0.65 from $0.60 last year.

            SIX MONTHS ENDED OCTOBER 27, 1999 AND OCTOBER 28, 1998

Results of Operations

  For the six months ended October 27, 1999, sales decreased $25.5 million, or 0.6%, to $4,525.1 million from $4,550.6 million last year. Sales were unfavorably impacted by divestitures of 3.1%, lower pricing of 1.8% and the unfavorable impact of foreign exchange translation rates of 0.4%. Acquisitions increased sales by 3.1% and sales volume increased 1.6%.

  The North American Dry segment's sales decreased $12.7 million, or 0.6%, largely due to lower pricing, primarily in seafood, of 2.1%. Sales volume was favorable by 1.2%, as increases in ketchup and condiments and tuna were partially offset by declines in pet food. In addition, acquisitions, net of divestitures, contributed 0.2%, and the favorable impact of foreign exchange translation rates in Canada contributed 0.1%.

  The North American Frozen segment's sales decreased $11.1 million, or 2.3%. Lower pricing reduced sales 4.0%, primarily due to major promotions for Ore-Ida frozen potatoes. Divestitures, net of acquisitions, decreased sales 3.4%, primarily due to the exit of several non-core product lines as part of Operation Excel. Sales volume increased 5.1%, led by Smart Ones and Ore-Ida frozen potatoes.

  Sales in Europe decreased $22.6 million, or 1.9%. The unfavorable impact of foreign exchange translation rates, primarily in Italy and the U.K., reduced sales by 4.3%. In addition, lower pricing of 0.6% and unfavorable sales volume of 0.4% contributed to the sales decrease. Acquisitions, net of divestitures, increased sales by 3.4%, due primarily to the acquisitions of Sonnen Bassermann, Serv-A-Portion and Remedia Limited.

  Sales in Asia/Pacific increased $95.6 million, or 19.7%. Acquisitions, net of divestitures, increased 11.8%, primarily due to the Fiscal 1999 acquisition of ABC Indonesia. The favorable impact of foreign exchange translation rates, primarily in Japan and Australia, increased sales by 6.5%. Sales volume increased 1.4%. Sales prices were flat year-on-year.

  Other Operating entities' sales decreased $74.8 million, or 18.7%. Divestitures, net of acquisitions, decreased sales 20.6%, due primarily to the Fiscal 1999 divestiture of the bakery products unit and the Fiscal 2000 divestiture of the Weight Watchers weight control business. In addition, lower pricing reduced sales by 2.9%, and the unfavorable impact of foreign exchange translation rates reduced sales by 0.9%. These decreases were partially offset by favorable volume of 5.7%, largely due to the Weight Watchers weight control business.

  The current year was favorably impacted by a number of special items which net to $321.1 million pretax and $0.41 per share, and are summarized in the table below. During the second quarter of Fiscal 2000, the company completed the sale of the Weight Watchers weight control business for a pretax gain of $464.6 million ($0.72 per share). The company used part of this gain to fund a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation. Fiscal 2000 results also include implementation costs of $68.4 million pretax ($0.13 per share) related to Operation Excel and additional restructuring charges for Operation Excel of $43.3 million pretax ($0.10 per share). In April of 1999, the company became aware of operational and accounting irregularities in its Ecuador tuna processing facility and expensed $10.0 million as an estimate of the losses. In the first quarter of Fiscal 2000, the company recognized an additional $20.0 million pretax ($0.05 per share) of expenses related to this facility and does not anticipate significant further losses. In addition, the company recognized, in Other Income, a pretax gain of $18.2 million ($0.03 per share) for the sale of an office building in the U.K. Last year's six months results included the reversal of unutilized Project Millennia accruals of $25.7 million pretax ($0.04 per share), implementation costs of $22.3 million pretax ($0.04 per share) related to Project Millennia and a pretax gain of $5.7 million from the sale of the bakery products unit.

  The following tables provide a comparison of the company's reported results and the results excluding special items for the six months ended October 27, 1999 and October 28, 1998.

                                            Six Months Ended October 27, 1999
                                            ------------------------------------
(Dollars in millions except per share        Gross    Operating    Net     Per
amounts)                                     Profit    Income    Income   Share
-------------------------------------       --------  ---------  -------  ------
Reported results........................... $1,769.2  $1,172.2   $ 622.2  $ 1.71
  Special items:
  Operation Excel restructuring............     12.1      43.3      36.6    0.10
  Operation Excel implementation costs.....     29.1      68.4      45.6    0.13
  Ecuador expenses.........................     20.0      20.0      20.0    0.05
  Gain on U.K. building sale...............       --        --     (11.8)  (0.03)
  Foundation contribution..................       --      30.0      18.9    0.05
  Gain on sale of Weight Watchers weight
   control business........................       --    (464.6)   (259.7)  (0.72)
                                            --------  --------   -------  ------
Results excluding special items............ $1,830.4  $  869.3   $ 471.7  $ 1.30
                                            ========  ========   =======  ======

                                            Six Months Ended October 28, 1998
                                            ------------------------------------
                                             Gross    Operating    Net     Per
                                             Profit    Income    Income   Share
                                            --------  ---------  -------  ------
Reported results........................... $1,804.9  $  845.4   $ 445.1  $ 1.21
  Special items:
  Project Millennia implementation costs...     14.7      22.3      14.3    0.04
  Gain on sale of bakery products unit.....       --      (5.7)      0.6      --
  Reversal of unutilized Project Millennia
   accruals................................    (20.7)    (25.7)    (16.4)  (0.04)
                                            --------  --------   -------  ------
Results excluding special items............ $1,798.9  $  836.3   $ 443.5  $ 1.20
                                            ========  ========   =======  ======

(Note: Totals may not add due to rounding.)

  Gross profit decreased $35.7 million, or 2.0%, to $1,769.2 million from $1,804.9 million, and the gross profit margin decreased to 39.1% from 39.7%. Excluding the special items noted above, gross profit increased $31.5 million, or 1.8%, to $1,830.4 million from $1,798.9 million, and the gross profit margin increased to 40.5% from 39.5%. Gross profit in the North American Dry segment decreased $0.2 million, due primarily to a decrease in the domestic pet food business and lower pricing in tuna, offset by increases at Heinz U.S.A. and Canada. The North American Frozen segment's gross profit decreased $12.1 million, or 5.2%, due primarily to a decrease in sales driven by lower pricing in frozen potatoes and the discontinuation of several non-core product lines as part of Operation Excel. Europe's gross profit increased $13.5 million, or 2.9%, due to the continued emphasis on higher margin products and acquisitions of Sonnen Bassermann, Remedia Limited and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates, primarily in Italy and the U.K., reduced gross profit in Europe by approximately $23 million. The Asia/Pacific segment's gross profit increased $43.8 million, or 25.6% due to the acquisition of ABC Indonesia, increased sales and favorable exchange. Other Operating entities' gross profit decreased $14.5 million, or 9.5%, due primarily to the divestiture of the bakery products business.

  SG&A increased $102.2 million, or 10.7%, to $1,061.6 million from $959.4 million and increased as a percentage of sales to 23.5% from 21.1%. Excluding the special items noted above, SG&A decreased $1.4 million, or 0.1%, to $961.1 million from $962.5 million and remained flat as a percentage of sales at 21.2%. Lower general and administrative and selling and distribution expenses were largely offset by increased marketing expenses.

  Operating income increased $326.7 million, or 38.6%, to $1,172.2 million from $845.4 million last year. Excluding the special items noted above, operating income increased $32.9 million, or 3.9%, to $869.3 million from $836.3 million. This increase was primarily due to the increase in gross profit.

  North American Dry's operating income decreased $71.4 million, or 16.2%, to $367.9 million from $439.3 million. Excluding restructuring related items in both years and the Ecuador expenses in the current year, operating income decreased $7.7 million, or 1.7%, to $438.8 million from $446.5 million. Favorable results at Heinz U.S.A. were offset by the retail effect of record low prices for raw tuna and under-performance by pet food.

  North American Frozen's operating income decreased $24.0 million, or 24.0%, to $76.0 million from $100.0 million. Excluding restructuring related items in both years, operating income increased $5.5 million, or 6.4%, to $91.8 million from $86.3 million. This increase is primarily due to a reduction in general and administrative expenses due to the consolidation of the company's U.S. frozen food headquarters in Fiscal 1999.

  Europe's operating income decreased $23.6 million, or 10.0%, to $212.4 million from $236.0 million. Excluding restructuring related items in both periods, operating income increased $9.6 million, or 4.1%, to $241.4 million from $231.9 million. This increase is due to improved performances throughout most of the segment, despite the unfavorable impact of foreign exchange translation rates, which decreased operating income by approximately $11 million.

  Asia/Pacific's operating income increased $1.6 million, or 2.5%, to $64.9 million from $63.3 million. Excluding restructuring related items in both periods, operating income increased $14.7 million, or 22.2%, to $81.0 million from $66.3 million. This increase is primarily attributable to the Fiscal 1999 acquisition of ABC Indonesia.

  Other Operating entities' operating income increased $470.4 million to $524.4 million from $54.0 million. Excluding the gain on the sale of the Weight Watchers weight control business this year, and restructuring related items and the gain on the sale of the bakery products unit last year, operating income increased $8.8 million, or 17.2%, to $59.8 million from $51.0 million. This increase is primarily due to the favorable results of the Weight Watchers classroom business.

  Other income and expenses totaled $125.3 million in the current year compared to $143.3 million last year. The decrease is primarily attributable to a gain on the sale of an office building in the U.K. of $18.2 million pretax ($0.03 per share). Net interest expense remained relatively flat between periods.

  The effective tax rate for the current year was 40.6% compared to 36.6% last year. Excluding the special items noted above, the effective rate for the current year was 35.0% compared to 36.0% last year.

  Net income for the current six months was $622.2 million compared to $445.1 million for the same period last year and diluted earnings per share was $1.71 compared to $1.21. Excluding the special items noted above, net income increased $28.2 million, or 6.4%, to $471.7 million from $443.5 million and earnings per share increased 8.3% to $1.30 from $1.20 last year.

Liquidity and Financial Position

  Cash provided by operating activities totaled $188.7 million for the six month period ended October 27, 1999 compared to $234.3 million last year.

  Cash provided by investing activities totaled $387.6 million compared to requiring $141.5 million last year. Cash provided by divestitures in the current period totaled $723.3 million primarily due to the sale of the Weight Watchers weight control business. Cash provided by divestitures in the prior period totaled $178.0 million, due to the sale of the bakery products unit. Acquisitions in the current period required $60.2 million, due to the purchases of Quality Chef, Thermo-Pac, Inc. and Remedia Limited in Israel. Acquisitions in the prior year's comparable period required $179.0 million due to the purchases of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand, the Vidalia O's frozen onion rings brand and other acquisitions. Capital expenditures required $181.9 million in the current year versus $155.6 million last year. The company also invested $99.8 million in The Hain Food Group, Inc. in the current year.

  Financing activities required $527.0 million in the current period compared to $17.0 million last year. Payments on long-term debt used $370.0 million compared to $49.2 million last year. Proceeds from commercial paper and short-term borrowings provided $251.5 million compared to $155.1 million in the same period last year. Proceeds from long-term debt totaled $18.5 million compared to $255.9 million in the prior year. Dividend payments totaled $254.1 million compared to $238.1 million a year ago. Share repurchases totaled $192.7 million (4.2 million shares) versus $238.2 million (4.3 million shares) in the prior year. Cash provided from stock options exercised totaled $10.7 million compared to $65.7 million last year.

  In the six months ended October 27, 1999, the cash requirements for Operation Excel were $191.3 million, consisting of capital expenditures ($69.1 million), severance and exit costs ($53.8 million) and implementation costs ($68.4 million). The cash requirements of Project Millennia in the six months ended October 27, 1999 were $27.3 million consisting of capital expenditures ($8.4 million) and severance and exit costs ($18.9 million).

  The company's $2.30 billion credit agreement, which expires in September 2001, supports its domestic commercial paper program. At October 27, 1999, the company had $1.77 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

  On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share, for an indicated annual rate of $1.47 per share. On December 8, 1999, the company's Board of Directors declared the quarterly dividend on the company's common stock of $0.36 3/4 per share, payable on January 10, 2000, to shareholders of record at the close of business on December 20, 1999.

  On September 29, 1999, the company completed the sale of its Weight Watchers weight control business to Artal Luxembourg, S.A. for $735 million. This transaction resulted in a pretax gain of $464.6 million ($0.72 per share). This divestiture is part of the company's strategy to divest non-core businesses. Through the date of sale, this business contributed approximately $175 million to Fiscal 2000 sales.

  The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The company is on track to deliver its year-end target of 6 to 7% EPS growth, excluding special items.

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

  Beginning in 1996, the company initiated a worldwide plan to address the Year 2000 issues that could affect its operations. The company's Chief Information Officer is in charge of the Year 2000 project. Each of the company's business units and corporate headquarters have established Year 2000 teams. The project is called "Operation Ready," a name that helps focus the company on the overall challenge of being operationally ready to address the expected consequences of the Year 2000 issue, including compliance by third parties who have material relationships with the company, such as vendors, customers and suppliers, and the development of contingency plans. The company's progress is monitored by senior management and periodically reported to the Audit Committee and Board of Directors.

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

  The second phase of the company's Year 2000 readiness plan was remediation, which involved the replacement, upgrading, modification and testing of affected hardware, software and process systems. The remediation of IT and non-IT systems to be Year 2000 ready has been completed.

  The company's corporate audit department has dedicated efforts to evaluating the company's Year 2000 preparedness. The corporate audit department, with the assistance of outside consultants, completed on-site preparedness reviews at the company's major affiliate locations and its corporate headquarters. These reviews addressed IT system remediation efforts as well as contingency planning and non-IT issues. Off-site reviews focusing on similar issues have been completed at all remaining affiliates. The corporate audit department continues to monitor progress with respect to earlier reviews and will be integrally involved in monitoring activities over the millennium transition period.

  To date, the cost to make the company's IT systems and non-IT systems Year 2000 operationally ready has been approximately $40 million. These costs have been funded through operating cash flow and have not had a material adverse effect on the company's consolidated financial position, results of operations or liquidity. Based on the company's state of readiness, no additional material costs are foreseen.

  A critical part of Operation Ready was the investigation and assessment of the Year 2000 preparedness of important suppliers, vendors, customers, utilities and other third parties. These assessments have been completed, although the company continues to monitor them to minimize the risk that any significant adverse consequences will result due to the failure of these third parties to be Year 2000 ready.

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

  The company's headquarters and affiliate Year 2000 readiness teams are working to allow the company to continue critical operations in the event either the company or major key suppliers or customers fail to resolve their respective Year 2000 issues in a timely manner. In addition, each major function involving the company (purchasing, manufacturing, sales, etc.) has a contingency planning team working on Year 2000 issues specific to that function. The plans developed by the functional teams have been shared with the affiliate teams, so that Year 2000 issues are addressed from two separate perspectives. Contingency plans include stockpiling raw and packaging materials, increasing finished goods inventory levels, developing emergency backup and recovery procedures, securing alternate suppliers, replacing electronic applications with manual processes or other appropriate measures.

  The company's second Operation Ready conference was held in September and focused on the critical 100 days leading up to and spanning January 1, 2000. The agenda included the development of an overall millennium transition plan for the company and addressed affiliate transition planning issues such as demand planning, facility operating plans, communications and personnel scheduling. These plans have been completed and were instituted in mid-November to enable management to monitor the company's progress at key transition dates.

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

Other Matters

  On December 7, 1999, the company completed its acquisition of UB Frozen and Chilled Foods from United Biscuits (Holding) plc in the U.K. for $317 million. UB Frozen and Chilled Foods is one of the leading companies in the U.K. and Ireland producing frozen desserts and vegetarian/meat-free products, frozen pizzas and frozen value-added potato products, as well as fresh sandwiches. Its well-known brands include San Marco pizzas, Go Ahead! Brand, McVitie's American Dream and Jane Asher desserts, Linda McCartney vegetarian/meat-free products, and value-added frozen potato products under the Ross, Hula Hoops and Harry Ramsden's trade names.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  There have been no material changes in the company's market risk during the six months ended October 27, 1999. For additional information, refer to pages 35-36 of the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

  Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania on September 8, 1999. The following individuals were elected as directors for a one-year term expiring in September 2000:

                                                                        Shares
Director                                                  Shares For   Withheld
--------                                                  ----------- ----------
A. J. F. O'Reilly........................................ 292,905,736  5,757,420
W. R. Johnson............................................ 293,836,815  4,826,341
W. P. Snyder III......................................... 293,086,415  5,576,741
H. J. Schmidt............................................ 293,160,295  5,502,861
E. B. Sheldon............................................ 293,200,941  5,462,215
S. C. Johnson............................................ 293,709,926  4,953,230
D. R. Keough............................................. 293,631,316  5,031,840
S. D. Wiley.............................................. 293,680,375  4,982,781
D. R. Williams........................................... 293,939,482  4,723,674
N. F. Brady.............................................. 293,698,425  4,964,731
E. E. Holiday............................................ 293,806,175  4,856,981
P. F. Renne.............................................. 293,942,817  4,720,339
C. Kendle................................................ 286,412,738 12,250,418
M. C. Choksi............................................. 293,841,870  4,821,286
J. M. Zimmerman.......................................... 293,622,358  5,040,798
L. S. Coleman, Jr........................................ 293,560,733  5,102,423
A. G. M. Ritchie......................................... 293,990,458  4,672,698

  Shareholders also acted upon the following proposals at the Annual Meeting:

  Elected PricewaterhouseCoopers, LLP the company's independent accountants for the fiscal year ending May 3, 2000. Votes totaled 296,282,217 for; 1,045,066 against; and 1,335,866 abstentions.

  Approved the performance goals under the H. J. Heinz Incentive Compensation Plan. Votes totaled 285,492,962 for; 10,432,783 against; and 2,735,897 abstentions.

  Approved the H. J. Heinz Global Stock Purchase Plan. Votes totaled 289,688,132 for; 6,624,160 against; and 2,341,500 abstentions.

ITEM 5. OTHER INFORMATION

  See Notes 7 and 8 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

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

   12. Computation of Ratios of Earnings to Fixed Charges.

   27. Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended October 27, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                             (Registrant)

Date: December 13, 1999                             /s/ Paul F. Renne
                                          By...................................
                                                      Paul F. Renne
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: December 13, 1999                          /s/ Edward J. McMenamin
                                          By...................................
                                                   Edward J. McMenamin
                                              Vice President and Corporate
                                                        Controller
                                             (Principal Accounting Officer)