Form 10-Q
period 2000-01-26
HEINZ H J CO
filed 2000-03-13
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 26, 2000         COMMISSION FILE NUMBER 1-3385

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 456-5700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No  __

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 29, 2000 was 352,229,397 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                              -----------------------------------
                                                              January 26, 2000   January 27, 1999
                                                                  FY 2000            FY 1999
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)

Sales.......................................................     $2,294,637         $2,282,062
Cost of products sold.......................................      1,391,887          1,429,482
                                                                 ----------         ----------
Gross profit................................................        902,750            852,580
Selling, general and administrative expenses................        566,176            586,191
                                                                 ----------         ----------
Operating income............................................        336,574            266,389
Interest income.............................................          8,598              5,993
Interest expense............................................         61,594             63,522
Other expenses, net.........................................         15,665              7,634
                                                                 ----------         ----------
Income before income taxes..................................        267,913            201,226
Provision for income taxes..................................         96,801             80,672
                                                                 ----------         ----------
Net income..................................................     $  171,112         $  120,554
                                                                 ==========         ==========
Net income per share--diluted...............................     $     0.47         $     0.33
                                                                 ==========         ==========
Average common shares outstanding--diluted..................        361,741            368,476
                                                                 ==========         ==========
Net income per share--basic.................................     $     0.48         $     0.33
                                                                 ==========         ==========
Average common shares outstanding--basic....................        356,690            361,750
                                                                 ==========         ==========
Cash dividends per share....................................     $   0.3675         $   0.3425
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             -----------------------------------
                                                             January 26, 2000   January 27, 1999
                                                                 FY 2000            FY 1999
                                                             ----------------   ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                     per Share Amounts)

Sales......................................................     $6,819,728         $6,832,694
Cost of products sold......................................      4,147,788          4,175,262
                                                                ----------         ----------
Gross profit...............................................      2,671,940          2,657,432
Selling, general and administrative expenses...............      1,627,803          1,545,594
Gain on sale of Weight Watchers............................        464,617                 --
                                                                ----------         ----------
Operating income...........................................      1,508,754          1,111,838
Interest income............................................         16,767             20,145
Interest expense...........................................        188,377            195,081
Other expenses, net........................................         22,366             33,545
                                                                ----------         ----------
Income before income taxes.................................      1,314,778            903,357
Provision for income taxes.................................        521,500            337,684
                                                                ----------         ----------
Net income.................................................     $  793,278         $  565,673
                                                                ==========         ==========
Net income per share--diluted..............................     $     2.19         $     1.54
                                                                ==========         ==========
Average common shares outstanding--diluted.................        361,741            368,476
                                                                ==========         ==========
Net income per share--basic................................     $     2.22         $     1.56
                                                                ==========         ==========
Average common shares outstanding--basic...................        356,690            361,750
                                                                ==========         ==========
Cash dividends per share...................................     $   1.0775         $     1.00
                                                                ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 26, 2000   April 28, 1999*
                                                                  FY 2000            FY 1999
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  140,027        $  115,982
Short-term investments, at cost which approximates market...          4,189             7,139
Receivables, net............................................      1,181,602         1,163,915
Inventories.................................................      1,678,410         1,409,651
Prepaid expenses and other current assets...................        192,124           190,091
                                                                 ----------        ----------
     Total current assets...................................      3,196,352         2,886,778
                                                                 ----------        ----------

Property, plant and equipment...............................      4,315,944         4,073,975
Less accumulated depreciation...............................      1,914,754         1,902,951
                                                                 ----------        ----------
     Total property, plant and equipment, net...............      2,401,190         2,171,024
                                                                 ----------        ----------

Goodwill, net...............................................      1,595,692         1,781,466
Trademarks, net.............................................        618,489           511,608
Other intangibles, net......................................        156,181           177,290
Other non-current assets....................................        990,697           525,468
                                                                 ----------        ----------
     Total other non-current assets.........................      3,361,059         2,995,832
                                                                 ----------        ----------

     Total assets...........................................     $8,958,601        $8,053,634
                                                                 ==========        ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 26, 2000   April 28, 1999*
                                                                  FY 2000            FY 1999
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $  332,169        $  290,841
Portion of long-term debt due within one year...............        271,087           613,366
Accounts payable............................................        931,655           945,488
Salaries and wages..........................................         48,771            74,098
Accrued marketing...........................................        205,344           182,024
Accrued restructuring costs.................................        111,286           147,786
Other accrued liabilities...................................        406,433           372,623
Income taxes................................................        191,212           160,096
                                                                 ----------        ----------
     Total current liabilities..............................      2,497,957         2,786,322
                                                                 ----------        ----------

Long-term debt..............................................      3,285,495         2,472,206
Deferred income taxes.......................................        301,770           310,799
Non-pension postretirement benefits.........................        200,188           208,102
Other liabilities...........................................        752,253           473,201
                                                                 ----------        ----------
     Total long-term debt and other liabilities.............      4,539,706         3,464,308
                                                                 ----------        ----------

Shareholders' Equity:
Capital stock...............................................        107,923           107,947
Additional capital..........................................        307,818           277,652
Retained earnings...........................................      4,788,714         4,379,742
                                                                 ----------        ----------
                                                                  5,204,455         4,765,341

Less:
  Treasury stock at cost (78,060,241 shares at January 26,
     2000 and 71,968,652 shares at April 28, 1999)..........      2,717,131         2,435,012
  Unearned compensation relating to the ESOP................          8,840            11,728
  Accumulated other comprehensive income....................        557,546           515,597
                                                                 ----------        ----------
     Total shareholders' equity.............................      1,920,938         1,803,004
                                                                 ----------        ----------
     Total liabilities and shareholders' equity.............     $8,958,601        $8,053,634
                                                                 ==========        ==========

*Summarized from audited fiscal year 1999 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 26, 2000   January 27, 1999
                                                                  FY 2000            FY 1999
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                    (Thousands of Dollars)

Cash Provided by Operating Activities.......................      $196,229           $475,372
                                                                  --------           --------
Cash Flows from Investing Activities:
     Capital expenditures...................................      (282,711)          (211,785)
     Acquisitions, net of cash acquired.....................      (372,217)          (196,390)
     Proceeds from divestitures.............................       726,493            179,000
     Purchases of short-term investments....................      (900,313)          (718,279)
     Sales and maturities of short-term investments.........       890,168            706,721
     Investment in The Hain Food Group, Inc.................       (99,764)                --
     Other items, net.......................................        12,489             31,456
                                                                  --------           --------
          Cash used for investing activities................       (25,855)          (209,277)
                                                                  --------           --------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................      (375,389)           (54,395)
     Proceeds from commercial paper and short-term
       borrowings, net......................................       510,148            214,484
     Proceeds from long-term debt...........................       364,030            255,928
     Dividends..............................................      (384,306)          (361,726)
     Purchases of treasury stock............................      (297,486)          (373,597)
     Exercise of stock options..............................        26,099             70,765
     Other items, net.......................................        10,020             32,030
                                                                  --------           --------
          Cash used for financing activities................      (146,884)          (216,511)
                                                                  --------           --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................           555              2,429
                                                                  --------           --------
Net increase in cash and cash equivalents...................        24,045             52,013
Cash and cash equivalents at beginning of year..............       115,982             96,300
                                                                  --------           --------
Cash and cash equivalents at end of period..................      $140,027           $148,313
                                                                  ========           ========

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

(4) The composition of inventories at the balance sheet dates was as follows:

                                                         January 26, 2000   April 28, 1999
                                                         ----------------   --------------
                                                              (Thousands of Dollars)
Finished goods and work-in-process.....................     $1,328,961        $1,064,015
Packaging material and ingredients.....................        349,449           345,636
                                                            ----------        ----------
                                                            $1,678,410        $1,409,651
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

(6) Restructuring Charges

    Operation Excel

    In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." The major components of Operation Excel include creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. For more information regarding Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

    In the nine months ended January 26, 2000, as part of Operation Excel, the company recognized additional restructuring and related costs of $193.3 million pretax ($0.38 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis.] These costs were primarily consulting fees, employee training and relocation costs, equipment relocation costs and equip-
     ment commissioning costs associated with the implementation of Operation Excel initiatives ($131.2 million). Other costs recognized in the nine months ended January 26, 2000 consisted of employee termination and severance costs ($27.7 million), asset writedowns ($12.7 million) and exit costs ($21.7 million). These costs were primarily severance and exit costs for the relocation of the company's domestic seafood and pet food headquarters to Pittsburgh, Pennsylvania; additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho; and the closure of a chicken processing facility in New Zealand.

     During the nine months ended January 26, 2000, the company utilized $66.3 million of severance and exit cost accruals, principally for consolidating the company's U.S. frozen food headquarters; consolidating certain European administrative support functions; and downsizing the Puerto Rico tuna processing facility.

     The major components of the restructuring charges and implementation costs and the accrual balances as of January 26, 2000 were as follows:

                                                                   Employee
                                                                  Termination
                                                     Non-Cash         and       Accrued
                                                       Asset       Severance     Exit     Implementation
   (Millions of Dollars)                            Write-Downs      Costs       Costs        Costs         Total
   ---------------------                            -----------   -----------   -------   --------------   -------
   Initial charge--Fiscal 1999...................     $ 294.9       $159.4      $ 45.3       $  53.2       $ 552.8
   Amounts utilized--Fiscal 1999.................      (294.9)       (67.3)       (9.8)        (53.2)       (425.2)
                                                      -------       ------      ------       -------       -------
   Accrued restructuring costs--April 28, 1999...          --         92.1        35.5            --         127.6
   Restructuring charges and implementation
     costs--Fiscal 2000..........................        12.7         27.7        21.7         131.2         193.3
   Amounts utilized--Fiscal 2000.................       (12.7)       (41.4)      (24.9)       (131.2)       (210.2)
                                                      -------       ------      ------       -------       -------
   Accrued restructuring costs--
     January 26, 2000............................     $    --       $ 78.4      $ 32.3       $    --       $ 110.7
                                                      =======       ======      ======       =======       =======

     In total, the company has approved the closure or exit of 18 factories or businesses. To date, ten of these factories or businesses have been sold or closed. These actions will impact approximately 5,900 employees with a net reduction in the workforce of 4,100 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the nine months ended January 26, 2000, the workforce was reduced by an additional 2,200 employees. The remaining factory closures and employee terminations are expected to take place within 12 months.

     Project Millennia

     During the fourth quarter of Fiscal 1997, the company announced a reorganization and restructuring program named "Project Millennia." The reorganization plan was designed to strengthen the company's core businesses and improve profitability and global growth. Key initiatives were focused on process changes and product line rationalizations. For more information regarding Project Millennia, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

     In the nine months ended January 26, 2000, the company utilized $19.5 million of severance and exit cost accruals. The utilization of the accruals related principally to the closure of a tuna processing facility in Australia; the closure of a tomato processing facility in Spain; and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system, which were transferred to the buyer of the classroom business.

     The major components of the restructuring charges and implementation costs and the accrual balances as of January 26, 2000 were as follows:

                                                                    Employee
                                                                   Termination
                                                      Non-Cash         and       Accrued
                                                        Asset       Severance     Exit     Implementation
   (Millions of Dollars)                             Write-Downs      Costs       Costs        Costs        Total
   ---------------------                             -----------   -----------   -------   --------------   ------
   Accrued restructuring costs--April 28, 1999....      $ --          $ 2.7       $17.4         $ --        $ 20.1
   Amounts utilized--Fiscal 2000..................        --           (2.7)      (16.8)          --         (19.5)
                                                        ----          -----       -----         ----        ------
   Accrued restructuring costs--January 26,
     2000.........................................      $ --          $  --       $ 0.6         $ --        $  0.6
                                                        ====          =====       =====         ====        ======

     The remaining accruals of $0.6 million relate to contractual lease commitments in the U.S.

(7) On September 29, 1999, the company completed the sale of the Weight Watchers classroom business for $735 million, which included $25 million of preferred stock. The transaction resulted in a pretax gain of $464.6 million ($0.72 per share). The company used a portion of the proceeds to retain a 6% equity interest in Weight Watchers International, Inc. The sale does not include Weight Watchers Smart Ones frozen meals, desserts and breakfast items, Weight Watchers from Heinz in the U.K. and a broad range of other Weight Watchers branded foods in Heinz's global core product categories. Pro forma results of the company, assuming this transaction had been made at the beginning of each period presented, would not be materially different from the results reported. During Fiscal 2000, the company also made other smaller divestitures.

(8) On December 7, 1999, the company completed the acquisition of United Biscuit's European Frozen and Chilled Division, one of the leading frozen food businesses in the UK and Ireland, which produces frozen desserts and vegetarian/meat free products, frozen pizzas, frozen value-added potato products, and fresh sandwiches. Also during Fiscal 2000, the company completed the acquisitions of Thermo-Pac Inc., a U.S. leader in single-serve condiments, Quality Chef Foods, Inc., a leading manufacturer of frozen heat-and-serve soups, entrees and sauces, and obtained a 51% share of Remedia Limited, Israel's leading company in infant nutrition.

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

(9) On September 27, 1999, the company and The Hain Food Group, Inc. announced an agreement to form a strategic alliance for the global production and marketing of natural and organic foods and soy-based beverages. The company's investment of $99.8 million gave it a 19.5% stake in Hain. Heinz will provide procurement, manufacturing and logistic expertise while Hain will provide marketing, sales and distribution services. Additionally, Hain acquired from the company the trademark for Earth's Best organic baby foods.

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

        North American Frozen--This segment consists of Heinz Frozen Food Company, which markets frozen potatoes, entrees and appetizers.

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

                                                 Three Months Ended                     Nine Months Ended
                                         -----------------------------------   -----------------------------------
                                         January 26, 2000   January 27, 1999   January 26, 2000   January 27, 1999
                                             FY 2000            FY 1999            FY 2000            FY 1999
                                         ----------------   ----------------   ----------------   ----------------
                                                                  (Thousands of Dollars)
Net external sales:
  North American Dry...................     $1,032,721         $1,026,484         $3,027,501         $3,033,975
  North American Frozen................        227,086            243,515            694,595            722,140
  Europe...............................        650,234            615,131          1,807,664          1,795,143
  Asia/Pacific.........................        305,022            247,081            885,875            732,301
  Other Operating Entities.............         79,574            149,851            404,093            549,135
                                            ----------         ----------         ----------         ----------
  Consolidated Totals..................     $2,294,637         $2,282,062         $6,819,728         $6,832,694
                                            ==========         ==========         ==========         ==========
Intersegment sales:
  North American Dry...................     $    8,749         $    9,837         $   24,878         $   24,106
  North American Frozen................          2,791              6,760              9,926             14,940
  Europe...............................            326              1,223              2,244              3,825
  Asia/Pacific.........................            938                 --              2,597                 --
  Other Operating Entities.............          1,635              1,834              4,161              4,717
  Non-Operating (a)....................        (14,439)           (19,654)           (43,806)           (47,588)
                                            ----------         ----------         ----------         ----------
  Consolidated Totals..................     $       --         $       --         $       --         $       --
                                            ==========         ==========         ==========         ==========
Operating income (loss):
  North American Dry...................     $  184,832         $  196,747         $  552,777         $  636,044
  North American Frozen................         37,305            (58,726)           113,319             41,240
  Europe...............................         90,388            103,679            302,755            339,683
  Asia/Pacific.........................         39,997             27,395            104,929             90,739
  Other Operating Entities.............          6,742             29,164            531,149             83,126
  Non-Operating (a)....................        (22,690)           (31,870)           (96,175)           (78,994)
                                            ----------         ----------         ----------         ----------
  Consolidated Totals..................     $  336,574         $  266,389         $1,508,754         $1,111,838
                                            ==========         ==========         ==========         ==========
Operating income (loss) excluding
  special items (b):
  North American Dry...................     $  223,047         $  203,128         $  661,818         $  649,635
  North American Frozen................         42,745             46,693            134,545            132,982
  Europe...............................        120,751            113,014            362,160            344,864
  Asia/Pacific.........................         46,543             34,484            127,546            100,778
  Other Operating Entities.............          7,150             33,231             66,940             84,255
  Non-Operating (a)....................        (22,101)           (22,436)           (65,586)           (68,061)
                                            ----------         ----------         ----------         ----------
  Consolidated Totals..................     $  418,135         $  408,114         $1,287,423         $1,244,453
                                            ==========         ==========         ==========         ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Three months ended January 26, 2000 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Dry $38.2 million, North American Frozen $5.4 million, Europe $30.4 million, and Asia/ Pacific $6.5 million, Other Operating entities $0.4 million, and Non-Operating $0.6 million.

    Three months ended January 27, 1999 - Excludes restructuring costs for Operation Excel as follows: North American Dry $6.4 million, North American Frozen $105.4 million, Europe $9.3 million, Asia/Pacific $7.1 million, Other Operating entities $4.1 million and Non-Operating $9.4 million.

    Nine months ended January 26, 2000 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Dry $89.0 million, North American Frozen $21.2 million, Europe $59.4 million, Asia/Pacific $22.6 million, Other Operating entities $0.4 million and Non-Operating $0.6 million; excludes costs related to Ecuador in North American Dry of $20.0 million; excludes the gain on the sale of the Weight Watchers weight control business in Other Operating entities of $464.6 million and excludes the Foundation Contribution in Non-Operating of $30.0 million.

    Nine months ended January 27, 1999 - Excludes implementation costs for Project Millennia as follows: North American Dry $7.2 million, North American Frozen $2.9 million, Europe $4.9 million, Asia/Pacific $3.0 million, Other Operating entities $2.8 million and Non-Operating $1.5 million; excludes the reversal of unutilized Project Millennia accruals for severance and exit costs in North American Frozen and Europe of $16.6 million and

   $9.1 million, respectively; excludes the gain on the sale of the bakery division in Other Operating entities of $5.7 million and excludes restructuring costs for Operation Excel as follows: North American Dry $6.4 million, North American Frozen $105.4 million, Europe $9.3 million, Asia/Pacific $7.1 million, Other Operating entities $4.1 million and Non-Operating $9.4 million.

     The company's revenues are generated via the sale of products in the following categories:

                                            Three Months Ended                     Nine Months Ended
                                    -----------------------------------   -----------------------------------
                                    January 26, 2000   January 27, 1999   January 26, 2000   January 27, 1999
                                        FY 2000            FY 1999            FY 2000            FY 1999
                                    ----------------   ----------------   ----------------   ----------------
                                                             (Thousands of Dollars)
   Ketchup, Condiments and
     Sauces.......................     $  577,838         $  534,423         $1,770,007         $1,635,139
   Frozen Foods...................        383,482            343,418          1,042,536          1,004,261
   Tuna...........................        237,459            237,704            771,600            800,612
   Soups, Beans and Pasta Meals...        331,106            313,044            877,536            831,650
   Infant Foods...................        244,046            254,943            716,826            730,929
   Pet Products...................        326,801            345,552            930,674            985,429
   Other..........................        193,905            252,978            710,549            844,674
                                       ----------         ----------         ----------         ----------
       Total......................     $2,294,637         $2,282,062         $6,819,728         $6,832,694
                                       ==========         ==========         ==========         ==========

(11) The company's $2.30 billion credit agreement, which expires in September 2001, supports its commercial paper program. At January 26, 2000, the company had $1.90 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

     On January 5, 2000, the company issued E300 million of 5% Notes due 2005. The proceeds were used to repay domestic commercial paper.

(12) On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share, for an indicated annual rate of $1.47 per share.

(13) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                              Three Months Ended                     Nine Months Ended
                                      -----------------------------------   -----------------------------------
                                      January 26, 2000   January 27, 1999   January 26, 2000   January 27, 1999
                                          FY 2000            FY 1999            FY 2000            FY 1999
                                      ----------------   ----------------   ----------------   ----------------
                                                      (In Thousands, Except per Share Amounts)
    Net income per share--basic:
      Net income....................      $171,112           $120,554           $793,278           $565,673
      Preferred dividends...........             7                  7                 21                 23
                                          --------           --------           --------           --------
      Net income applicable to
        common stock................      $171,105           $120,547           $793,257           $565,650
                                          ========           ========           ========           ========
      Average common shares
        outstanding--basic..........       356,690            361,750            356,690            361,750
                                          ========           ========           ========           ========
      Net income per share--basic...      $   0.48           $   0.33           $   2.22           $   1.56
                                          ========           ========           ========           ========
    Net income per share--diluted:
      Net income....................      $171,112           $120,554           $793,278           $565,673
                                          ========           ========           ========           ========
      Average common shares
        outstanding.................       356,690            361,750            356,690            361,750
      Effect of dilutive securities:
        Convertible preferred
          stock.....................           227                245                227                245
        Stock options...............         4,824              6,481              4,824              6,481
                                          --------           --------           --------           --------
      Average common shares
        outstanding--diluted........       361,741            368,476            361,741            368,476
                                          ========           ========           ========           ========
      Net income per
        share--diluted..............      $   0.47           $   0.33           $   2.19           $   1.54
                                          ========           ========           ========           ========

(14) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                        Three Months Ended                     Nine Months Ended
                                -----------------------------------   -----------------------------------
                                January 26, 2000   January 27, 1999   January 26, 2000   January 27, 1999
                                    FY 2000            FY 1999            FY 2000            FY 1999
                                ----------------   ----------------   ----------------   ----------------
                                                         (Thousands of Dollars)
   Net income.................      $171,112           $120,554           $793,278           $565,673
   Other comprehensive income
     (loss):
       Foreign currency
         translation
         adjustment...........        (7,584)           (15,218)           (40,367)           (39,955)
       Minimum pension
         liability
         adjustment...........        (2,772)             2,681             (1,582)             4,474
                                    --------           --------           --------           --------
   Comprehensive income.......      $160,756           $108,017           $751,329           $530,192
                                    ========           ========           ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATION EXCEL

     In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." The major components of Operation Excel include creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. For more information regarding Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

     In the nine months ended January 26, 2000, as part of Operation Excel, the company recognized additional restructuring and related costs of $193.3 million pretax ($0.38 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily consulting fees, employee training and relocation costs, equipment relocation costs and equipment commissioning costs associated with the implementation of Operation Excel initiatives ($131.2 million). Other costs recognized in the nine months ended January 26, 2000 consisted of employee termination and severance costs ($27.7 million), asset writedowns ($12.7 million) and exit costs ($21.7 million). These costs were primarily severance and exit costs for the relocation of the company's domestic seafood and pet food headquarters to Pittsburgh, Pennsylvania; additional severance accruals relating to the closure of the company's Ore-Ida head office in Boise, Idaho; and the closure of a chicken processing facility in New Zealand. See footnote 10 for a breakdown of Operation Excel restructuring and implementation costs by segment.

     During the nine months ended January 26, 2000, the company utilized $66.3 million of severance and exit cost accruals, principally for consolidating the company's U.S. frozen food headquarters; consolidating certain European administrative support functions; and downsizing the Puerto Rico tuna processing facility. See footnote 6 for further information.

     In total, the company has approved the closure or exit of 18 factories or businesses. To date, ten of these factories or businesses have been sold or closed. These actions will impact approximately 5,900 employees with a net reduction in the workforce of 4,100 after expansion of certain facilities. During Fiscal 1999, the company's workforce was reduced by approximately 200 employees. In the nine months ended January 26, 2000, the workforce was reduced by an additional 2,200 employees. The remaining factory closures and employee terminations are expected to take place within 12 months.

     Future Operation Excel initiatives will result in the recognition of additional restructuring charges and implementation costs. At its March meeting, the company's Board of Directors approved additional Operation Excel initiatives which will be recognized in the fourth quarter and implemented throughout Fiscal 2001. These initiatives envision additional net workforce reductions of approximately 1,500 employees and the closure of additional factories, including a pet food factory in El Paso, Texas and a food processing factory in Japan. The entire program will result in restructuring charges and implementation costs of approximately $1.1 billion.

     The expected pretax savings to be generated from all Operation Excel initiatives will be $60 million in Fiscal 2000 and are projected to grow to $145 million in Fiscal 2001 and $215 million in Fiscal 2002, with non-cash savings of less than $15 million in any year.

     The company is accelerating Operation Excel and anticipates that all restructuring charges will be recognized by the end of Fiscal 2001, a year earlier than previously planned.

     Successful execution of all Operation Excel initiatives, including the sale of the Weight Watchers classroom business, will help the company achieve the following targets over the next four years:

     - $240 million in annual ongoing pretax savings upon full implementation

     - Earnings per share growth of 10 to 12 percent per year on average

     - Sales growth of 4 to 5 percent per year on average

     - Gross margins of 42%

     - Return on invested capital of 40%

     - $2.5 billion of free cash flow

PROJECT MILLENNIA

     During the fourth quarter of Fiscal 1997, the company announced a reorganization and restructuring program named "Project Millennia." The reorganization plan was designed to strengthen the company's core businesses and improve profitability and global growth. Key initiatives were focused on process changes and product line rationalizations. For more information regarding Project Millennia, please refer to the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

     In the nine months ended January 26, 2000, the company utilized $19.5 million of severance and exit cost accruals. The utilization of the accruals related principally to the closure of a tuna processing facility in Australia; the closure of a tomato processing facility in Spain; and contractual lease commitments associated with the restructuring of the U.S. Weight Watchers meeting system, which were transferred to the buyer of the classroom business. See footnote 6 for further information.

     The remaining accruals of $0.6 million relate to contractual lease commitments in the U.S.

            THREE MONTHS ENDED JANUARY 26, 2000 AND JANUARY 27, 1999

RESULTS OF OPERATIONS

     For the three months ended January 26, 2000, sales increased $12.6 million or 0.6%, to $2,294.6 million from $2,282.1 million last year. Acquisitions increased sales 6.1% and favorable volume increased sales 2.6%. Sales were unfavorably impacted by divestitures of 5.3%, primarily the Weight Watchers classroom business, pricing of 1.6% and the impact of foreign exchange translation rates of 1.2%.

     North American Dry's sales increased $6.2 million or 0.6%. Favorable volume increased sales 3.0%, due to continued strong sales of ketchup and condiments, foodservice and tuna. The strengthening of the Canadian dollar increased sales 0.6%. Lower pricing, primarily in tuna and pet food, reduced sales 2.8%. In pet food, lower prices were a result of the company's decision to refocus its marketing to achieve more competitive price points on the shelf. Divestitures, net of acquisitions, reduced sales 0.2%.

     North American Frozen's sales decreased $16.4 million, or 6.7%. The divestiture of several non-core product lines reduced sales 4.4%, lower pricing reduced sales 1.3% and volume decreased 1.0%.

     Sales in Europe increased $35.1 million, or 5.7%. Acquisitions, net of divestitures, increased sales 11.8%, primarily due to the acquisition of the brands of United Biscuit's European Frozen and Chilled Division. Sales volume increased 2.3%, largely as a result of an increase in canned seafood sales. The unfavorable impact of foreign exchange translation rates reduced sales by 6.6% and lower pricing reduced sales 1.8%.

     Sales in Asia/Pacific increased $57.9 million, or 23.5%. The acquisition of ABC Sauces in Indonesia increased sales 14.5% and sales volume increased 6.1%, primarily in convenience meals. The favorable impact of foreign exchange translation rates, primarily in Japan and Australia, increased sales 3.2%. Lower pricing reduced sales 0.3%.

     Other Operating entities' sales decreased $70.3 million, or 46.9%. Divestitures, primarily the second quarter divestiture of the Weight Watchers classroom business, reduced sales 53.5%. The impact of foreign exchange translation rates reduced sales 0.4%. Favorable pricing increased sales 5.3% and sales volume increased 1.7%.

     The third quarters of both Fiscal 2000 and Fiscal 1999 were impacted by Operation Excel costs. This year's third quarter included Operation Excel implementation costs of $62.7 million pretax ($0.12 per share) and restructuring charges of $18.8 million pretax ($0.03 per share). Last year's third quarter included Operation Excel restructuring and implementation costs of $141.7 million pretax ($0.27 per share).

     The following tables provide a comparison of the company's reported results and the results excluding special items for the third quarters of Fiscal 2000 and Fiscal 1999.

                                                                   Third Quarter Ended January 26, 2000
                                                         --------------------------------------------------------
(Dollars in millions except per share amounts)           Gross Profit   Operating Income   Net Income   Per Share
----------------------------------------------           ------------   ----------------   ----------   ---------
Reported results.......................................     $902.8           $336.6          $171.1       $0.47
  Operation Excel restructuring........................        3.2             18.8            12.0        0.03
  Operation Excel implementation costs.................       17.5             62.7            44.1        0.12
                                                            ------           ------          ------       -----
Results excluding special items........................     $923.5           $418.1          $227.2       $0.63
                                                            ======           ======          ======       =====

                                                                   Third Quarter Ended January 27, 1999
                                                         --------------------------------------------------------
                                                         Gross Profit   Operating Income   Net Income   Per Share
                                                         ------------   ----------------   ----------   ---------
Reported results.......................................     $852.6           $266.4          $120.6       $0.33
  Operation Excel restructuring and implementation
    costs..............................................       87.6            141.7            98.9        0.27
                                                            ------           ------          ------       -----
Results excluding special items                             $940.2           $408.1          $219.5       $0.60
                                                            ======           ======          ======       =====

(Note: Totals may not add due to rounding.)

     Gross profit increased $50.2 million, or 5.9%, to $902.8 million from $852.6 million, and the gross profit margin increased to 39.3% from 37.4%. Excluding the special items noted above, gross profit decreased $16.7 million, or 1.8%, to $923.5 million from $940.2 million, and the gross profit margin decreased to 40.2% from 41.2%. Additionally, removing the impact of the Weight Watchers classroom business in the prior year, gross profit increased 3.8%.

     Excluding special items, gross profit in the North American Dry segment increased $2.0 million, or 0.5%, due primarily to increases at Heinz U.S.A. and Canada, partially offset by lower pricing in tuna and pet food. The North American Frozen segment's gross profit decreased $10.4 million, or 8.9%, due primarily to the elimination of several non-core product lines as part of Operation Excel, lower pricing and a decrease in sales volume. Europe's gross profit increased $8.0 million, or 3.1%, due to increased sales volume and acquisitions, primarily United Biscuit's European Frozen and Chilled Division. The unfavorable impact of foreign exchange translation rates in Europe reduced gross profit by approximately $21 million. Asia/Pacific's gross profit increased $27.9 million, or 32.0%, due primarily to the acquisition of ABC Sauces in Indonesia, increased sales and favorable exchange. Other Operating entities' gross profit decreased $44.2 million, or 63.5%, due primarily to the divestiture of the Weight Watchers classroom business.

     Selling, general and administrative expenses ("SG&A") decreased $20.0 million, or 3.4%, to $566.2 million from $586.2 million last year, and decreased as a percentage of sales to 24.7% from

25.7%. Excluding the special items noted above, SG&A decreased $26.7 million, or 5.0%, to $505.4 million from $532.1 million, and decreased as a percentage of sales to 22.0% from 23.3% last year. A decrease in marketing, due primarily to the divestiture of the Weight Watchers classroom business and the company's refocus of its pet food marketing to achieve more competitive price points on the shelf, was partially offset by an increase in selling and distribution expenses.

     Operating income increased $70.2 million, or 26.3%, to $336.6 million from $266.4 million. Excluding the special items noted above, operating income increased $10.0 million, or 2.5%, to $418.1 million from $408.1 million. Additionally, removing the impact of the Weight Watchers classroom business in the prior year, operating income increased 9.7%.

     North American Dry's operating income decreased $11.9 million, or 6.1%, to $184.8 million from $196.7 million. Excluding special items in both periods, operating income increased $19.9 million, or 9.8%, to $223.0 million from $203.1 million, as favorable results at Heinz U.S.A. and Canada were partially offset by lower pricing in tuna.

     North American Frozen's operating income increased $96.0 million. Excluding special items in both periods, operating income decreased $3.9 million, or 8.5%, to $42.7 million from $46.7 million. This decrease was a result of the continued roll-out of Boston Market meals in grocery, the elimination of several non-core product lines and poor performance on Budget Gourmet, partially offset by a reduction in selling and distribution, and general and administrative expenses as a result of the domestic consolidation of the frozen business.

     Europe's operating income decreased $13.3 million, or 12.8%, to $90.4 million from $103.7 million. Excluding special items in both periods, operating income increased $7.7 million, or 6.8%, to $120.8 million from $113.0 million, and increased 14.1% on a constant currency basis. This increase is largely due to increased sales and acquisitions, primarily United Biscuit's European Frozen and Chilled Division.

     Asia/Pacific's operating income increased $12.6 million, or 46.0%, to $40.0 million from $27.4 million. Excluding special items in both periods, operating income increased $12.1 million, or 35.0%, to $46.5 million from $34.5 million. This increase is primarily due to the Fiscal 1999 acquisition of ABC Sauces in Indonesia and improved performances throughout the segment.

     Other Operating entities' operating income decreased $22.4 million, or 76.9%, to $6.7 million from $29.2 million. Excluding special items in both periods, operating income decreased $26.1 million, or 78.5%, to $7.2 million from $33.2 million. This decrease is primarily attributable to the second quarter divestiture of the Weight Watchers classroom business.

     Other income and expenses increased $3.5 million to $68.7 million from $65.2 million last year. Net interest expense decreased $4.5 million, due primarily to the proceeds from the second quarter divestiture of the Weight Watchers classroom business. Other expenses, net, increased $8.0 million, largely due to currency losses in Europe.

     The effective tax rate for the third quarter of Fiscal 2000 was 36.1% compared to 40.1% last year. Excluding special items, the effective tax rate for the third quarter was 35.0% compared to 36.0% last year.

     Net income for the current quarter was $171.1 million compared to $120.6 million last year and diluted earnings per share was $0.47 compared to $0.33. Excluding the special items noted above, net income increased $7.7 million, or 3.5%, to $227.2 million from $219.5 million and diluted earnings per share increased 5.0% to $0.63 from $0.60 last year. Additionally, removing the impact of the Weight Watchers classroom business, net income increased 9.5% and diluted earnings per share increased 12.5%.

            NINE MONTHS ENDED JANUARY 26, 2000 AND JANUARY 27, 1999

RESULTS OF OPERATIONS

     For the nine months ended January 26, 2000, sales decreased $13.0 million, or 0.2%, to $6,819.7 million from $6,832.7 million last year. Sales were unfavorably impacted by divestitures of 3.8%, pricing of 1.7% and the impact of foreign exchange translation rates of 0.7%. Acquisitions increased sales by 4.0% and sales volume increased 2.0%.

     North American Dry's sales decreased slightly $6.5 million, or 0.2%. Lower pricing, mainly in tuna, reduced sales 2.4%. Sales volume was favorable by 1.8% as increases in ketchup, condiments, tuna and soup were partially offset by a decrease in pet food. The strengthening of the Canadian dollar increased sales by 0.3%, and acquisitions, net of divestitures, increased sales by 0.1%.

     North American Frozen's sales decreased $27.5 million, or 3.8%. Divestitures, net of acquisitions, decreased sales 3.8%, due primarily to the exit of several non-core product lines as part of Operation Excel. Lower pricing, primarily on Ore-Ida frozen potatoes, reduced sales 3.1%. Sales volume increased by 3.1%, largely due to Smart Ones and Ore-Ida frozen potatoes.

     Sales in Europe increased $12.5 million, or 0.7%. Acquisitions, net of divestitures, increased sales 6.3%, due primarily to the acquisitions of United Biscuit's European Frozen and Chilled Division, Sonnen Bassermann, Serv-A-Portion and Remedia Limited. Sales volume increased by 0.5% as increases in seafood, ketchup and condiments were partially offset by decreases in convenience meals. The unfavorable impact of foreign exchange translation rates reduced sales by 5.1% and lower pricing, primarily in seafood, reduced sales by 1.0%.

     Sales in Asia/Pacific increased $153.6 million, or 21.0%. Acquisitions, primarily ABC Sauces in Indonesia, increased sales 12.7%. The favorable impact of foreign exchange translation rates increased sales 5.4% and sales volume increased 3.0%. Lower pricing reduced sales 0.1%.

     Other Operating entities' sales decreased $145.0 million, or 26.4%. Divestitures reduced sales 29.6%, primarily due to the second quarter divestiture of the Weight Watchers classroom business and the Fiscal 1999 divestiture of the bakery products unit. The impact of foreign exchange translation rates reduced sales 0.7% and lower pricing reduced sales 0.7%. Sales volume increased 4.6%.

     The current year was favorably impacted by a number of special items which net to $239.5 million pretax ($0.26 per share), and are summarized in the tables below. During the second quarter of Fiscal 2000, the company completed the sale of the Weight Watchers classroom business for a pretax gain of $464.6 million ($0.72 per share). The company used part of this gain to fund a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation. Fiscal 2000 results also include Operation Excel implementation costs of $131.2 million pretax ($0.25 per share) and additional Operation Excel restructuring charges of $62.1 million pretax ($0.13 per share). In April of 1999, the company became aware of operational and accounting irregularities in its Ecuador tuna processing facility and expensed $10.0 million as an estimate of the losses. In the first quarter of Fiscal 2000, the company recognized an additional $20.0 million pretax ($0.05 per share) of expenses related to this facility and does not anticipate significant further losses. In addition, the company recognized, in Other Income, a pretax gain of $18.2 million ($0.03 per share) for the sale of an office building in the U.K. Last year's nine month results included the reversal of unutilized Project Millennia accruals of $25.7 million pretax ($0.04 per share), Project Millennia implementation costs of $22.3 million pretax ($0.04 per share), Operation Excel restructuring and implementation costs of $141.7 million pretax ($0.27 per share) and a pretax gain of $5.7 million from the sale of the bakery products unit.

     The following tables provide a comparison of the company's reported results and the results excluding special items for the nine months ended January 26, 2000 and January 27, 1999.

     All of the following special items have been previously disclosed, except for additional Operation Excel costs, which occurred in the third quarter of Fiscal 2000.

                                                                    Nine Months Ended January 26, 2000
                                                         --------------------------------------------------------
(Dollars in millions except per share amounts)           Gross Profit   Operating Income   Net Income   Per Share
----------------------------------------------           ------------   ----------------   ----------   ---------
Reported results.......................................    $2,671.9         $1,508.8         $793.3       $2.19
  Operation Excel restructuring........................        15.3             62.1           48.6        0.13
  Operation Excel implementation costs.................        46.6            131.2           89.7        0.25
  Ecuador expenses.....................................        20.0             20.0           20.0        0.05
  Gain on U.K. building sale...........................          --               --          (11.8)      (0.03)
  Foundation contribution..............................          --             30.0           18.9        0.05
  Gain on sale of Weight Watchers classroom business...          --           (464.6)        (259.7)      (0.72)
                                                           --------         --------         ------       -----
Results excluding special items........................    $2,753.9         $1,287.4         $698.9       $1.93
                                                           ========         ========         ======       =====

                                                                    Nine Months Ended January 27, 1999
                                                         --------------------------------------------------------
                                                            Gross          Operating          Net          Per
                                                            Profit           Income          Income       Share
                                                         ------------   ----------------   ----------   ---------
Reported results.......................................    $2,657.4         $1,111.8         $565.7       $1.54
  Operation Excel restructuring and implementation
    costs..............................................        87.6            141.7           98.9        0.27
  Project Millennia implementation costs...............        14.7             22.3           14.3        0.04
  (Gain)/loss on sale of bakery products unit..........          --             (5.7)           0.6          --
  Reversal of unutilized Project Millennia accruals....       (20.7)           (25.7)         (16.4)      (0.04)
                                                           --------         --------         ------       -----
Results excluding special items........................    $2,739.1         $1,244.5         $663.0       $1.80
                                                           ========         ========         ======       =====

(Note: Totals may not add due to rounding.)

     Gross profit increased $14.5 million, or 0.5%, to $2,671.9 million from $2,657.4 million last year and the gross profit margin increased to 39.2% from 38.9%. Excluding the special items noted above, gross profit increased $14.9 million, or 0.5%, to $2,753.9 million from $2,739.1 million, and the gross profit margin increased to 40.4% from 40.1%. Additionally, removing the impact of the Weight Watchers classroom business, gross profit increased 2.5%.

     Excluding special items, gross profit in the North American Dry segment increased $1.8 million, or 0.2%, due primarily to increases at Heinz U.S.A. and Canada, offset by decreases in pet food and tuna, largely due to lower pricing. The North American Frozen segment's gross profit decreased $22.5 million, or 6.5%, due primarily to the elimination of several non-core product lines as part of Operation Excel and lower pricing on Ore-Ida frozen potatoes. Europe's gross profit increased $21.5 million, or 3.0%, due largely to a favorable profit mix and acquisitions of United Biscuit's European Frozen and Chilled Division, Sonnen Bassermann, Remedia Limited and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates in Europe reduced gross profit by approximately $41 million. Asia/Pacific's gross profit increased $71.7 million, or 27.8%, due to the acquisition of ABC Sauces in Indonesia, increased sales and favorable exchange. Other Operating entities' gross profit decreased $58.6 million, or 26.4%, due primarily to the divestitures of the Weight Watchers classroom business and the bakery products unit.

     Selling, general and administrative expenses increased $82.2 million, or 5.3%, to $1,627.8 million from $1,545.6 million last year, and increased as a percentage of sales to 23.9% from 22.6%. Excluding the special items noted above, SG&A decreased $28.1 million or 1.9%, to $1,466.5 million from $1,494.6 million, and decreased as a percentage of sales to 21.5% from 21.9% last year. A decrease in marketing, due primarily to the divestiture of the Weight Watchers classroom business and the company's refocus of its pet food marketing to achieve more competitive price points on the shelf, along with lower general and administrative expenses were partially offset by higher selling and distribution expenses.

     Operating income increased $396.9 million, or 35.7%, to $1,508.8 million from $1,111.8 million last year. Excluding the special items noted above, operating income increased $43.0 million, or

3.5%, to $1,287.4 million from $1,244.5 million. Additionally, removing the impact of the Weight Watchers classroom business, operating income increased 4.9%.

     North American Dry's operating income decreased $83.3 million, or 13.1%, to $552.8 million from $636.0 million. Excluding special items in both periods, operating income increased $12.2 million or 1.9%, to $661.8 million from $649.6 million, as favorable results at Heinz U.S.A. and Canada were partially offset by lower pricing in tuna and pet food.

     North American Frozen's operating income increased $72.1 million to $113.3 million from $41.2 million. Excluding special items in both periods, operating income increased $1.6 million, or 1.2%, to $134.5 million from $133.0 million. The increase is attributable to a reduction in SG&A expenses resulting from the domestic consolidation of the frozen business, offset by the elimination of several non-core product lines as part of Operation Excel and lower pricing on Ore-Ida frozen potatoes.

     Europe's operating income decreased $36.9 million, or 10.9%, to $302.8 million from $339.7 million. Excluding special items in both periods, operating income increased $17.3 million, or 5.0%, to $362.2 million from $344.9 million, and increased approximately 10% on a constant currency basis. This increase is attributable to a favorable profit mix, and acquisitions of United Biscuit's European Frozen and Chilled Division, Sonnen Bassermann, Remedia Limited and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates in Europe reduced operating income by approximately $17 million.

     Asia/Pacific's operating income increased $14.2 million, or 15.6%, to $104.9 million from $90.7 million. Excluding special items in both periods, operating income increased $26.8 million, or 26.6%, to $127.5 million from $100.8 million. This increase is primarily due to the acquisition of ABC Sauces in Indonesia and improved performances throughout the segment.

     Other Operating entities' operating income increased $448.0 million to $531.1 million from $83.1 million. Excluding special items in both periods, operating income decreased $17.3 million, or 20.6%, to $66.9 million from $84.3 million due primarily to the divestitures of the Weight Watchers classroom business and the bakery products unit.

     Other income and expenses totaled $194.0 million compared to $208.5 million last year. The decrease is primarily due to a gain on the sale of an office building in the U.K. of $18.2 million pretax ($0.03 per share). Net interest expense decreased $3.3 million, due primarily to the proceeds from the second quarter divestiture of the Weight Watchers classroom business. These decreases were partially offset by currency losses in Europe.

     The effective tax rate for the current year was 39.7% compared to 37.4% last year. Excluding special items, the effective tax rate for the current year was 35.0% compared to 36.0% last year.

     Net income for the current year was $793.3 million compared to $565.7 million last year and diluted earnings per share was $2.19 compared to $1.54 last year. Excluding the special items noted above, net income increased $35.9 million, or 5.4%, to $698.9 million from $663.0 million and diluted earnings per share increased 7.2% to $1.93 from $1.80 last year. Additionally, removing the impact of the Weight Watchers classroom business in both years, net income increased 6.2% and diluted earnings per share increased 8.0%.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities totaled $196.2 million for the nine month period ended January 26, 2000, compared to $475.4 million last year.

     Cash required by investing activities totaled $25.9 million compared to $209.3 million last year. Cash provided by divestitures in the current period totaled $726.5 million, primarily resulting from the sale of the Weight Watchers classroom business. Cash provided by divestitures in the prior period totaled $179.0 million, primarily from the sale of the bakery products unit. Acquisi-tions in the current period required $372.2 million, due to the purchases of United Biscuit's European Frozen and Chilled Division, Quality Chef, Thermo-Pac, Inc. and Remedia Limited in Israel. Acquisitions in the prior period required $196.4 million, due mainly to the purchases of the College Inn brand of canned broths, the Eta brand of dressings and peanut butter in New Zealand, the convenience meals business of Sonnen Bassermann in Germany and the Vidalia O's frozen onion rings brand. Capital expenditures required $282.7 million in the current period compared to $211.8 million last year. During the current year, the company invested $99.8 million in The Hain Food Group, Inc.

     Financing activities required $146.9 million in the current period compared to $216.5 million last year. Dividend payments totaled $384.3 million compared to $361.7 million last year. Payments on long-term debt required $375.4 million compared to $54.4 million last year. Share repurchases totaled $297.5 million (6.8 million shares) versus $373.6 million (6.7 million shares) last year. Proceeds from commercial paper and short-term borrowings provided $510.1 million compared to $214.5 million last year. Proceeds from long-term debt provided $364.0 million versus $255.9 million in last year's comparable period. Cash provided from stock options exercised totaled $26.1 million compared to $70.8 million last year.

     In the nine months ended January 26, 2000, the cash requirements for Operation Excel were $333.9 million, consisting of capital expenditures ($136.4 million), severance and exit costs ($66.3 million) and implementation costs ($131.2 million). The cash requirements of Project Millennia in the nine months ended January 26, 2000 were $29.6 million, consisting of capital expenditures ($10.1 million) and severance and exit costs ($19.5 million).

     The company's $2.30 billion credit agreement, which expires in September 2001, supports its commercial paper program. At January 26, 2000, the company had $1.90 billion of domestic commercial paper outstanding, all of which has been classified as long-term debt due to the long-term nature of the credit agreement. As of April 28, 1999, the company had $1.41 billion of domestic commercial paper outstanding and classified as long-term debt.

     On January 5, 2000, the company issued E300 million of 5% Notes due 2005. The proceeds were used to repay domestic commercial paper.

     On September 8, 1999, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.36 3/4 per share from $0.34 1/4 per share, for an indicated annual rate of $1.47 per share. On March 8, 2000, the company's Board of Directors declared the quarterly dividend on the company's common stock of $0.36 3/4 per share, payable on April 10, 2000, to shareholders of record at the close of business on March 20, 2000.

     On September 29, 1999, the company completed the sale of its Weight Watchers classroom business for $735 million. This transaction resulted in a pretax gain of $464.6 million ($0.72 per share). This divestiture is part of the company's strategy to divest non-core businesses. Through the date of sale, this business contributed approximately $175 million to Fiscal 2000 sales.

     The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The company is on track to deliver its year-end target of 6 to 7% EPS growth, excluding special items.

YEAR 2000 ISSUE

     The company completed "Operation Ready," its multi-year project to address the expected consequences of the Year 2000 computer-related issue. As of the date of this report, the company has not experienced any significant disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers or suppliers. The company will continue to monitor its critical systems, but does not anticipate any significant impacts due to Year 2000 problems from its internal systems or from the activities of its suppliers and customers.

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

OTHER MATTERS

     On February 15, 2000, the company issued $300 million of 7.0% Notes due 2002. The proceeds were used to repay domestic commercial paper. On February 18, 2000, the company issued L125 million of 6.25% Notes due 2030. The proceeds were used for general corporate purposes, including to repay commercial paper borrowings which were incurred in connection with the acquisition of United Biscuit's European Frozen and Chilled Division in December 1999.

     On February 28, 2000, Heinz and Milnot Holding Corporation signed an agreement for Heinz to acquire Milnot, a leading producer of branded and private-label food products based in St. Louis. Milnot's largest subsidiary is Beech-Nut Nutrition Corporation, maker of the popular Beech-Nut brand of prepared baby foods. In addition to Milnot's Beech-Nut baby food business, Heinz will acquire the company's other branded and private-label businesses, including Milnot brand evaporated and sweetened condensed canned milk and Chilli Man brand canned chili. The transaction is subject to U.S. regulatory review.

     On March 1, 2000, Heinz announced that it signed an agreement for a joint venture with the Philippines' leading ketchup producer, Nutri Asia of Manila, Philippines. The transaction is subject to customary regulatory approvals in the Philippines and is expected to be completed in early May. The new joint venture will be named Heinz UFC Philippines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the company's market risk during the nine months ended January 26, 2000. For additional information, refer to pages 35-36 of the company's Annual Report to Shareholders for the fiscal year ended April 28, 1999.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     See Note 8 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

     This report contains forward-looking statements regarding the company's future performance. These forward-looking statements are based on management's views and assumptions, and involve unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations (most notably the euro and the pound sterling), global economic and industry conditions, achieving cost savings programs, successful completion of Operation Excel and the other factors described in "Forward-Looking Statements" in the company's Form 10-K for the fiscal year ended April 28, 1999, as updated from time to time by the company in its subsequent filings with the SEC.

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

        12. Computation of Ratios of Earnings to Fixed Charges.

        27. Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 26, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: March 10, 2000
                                          By:        /s/  PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 10, 2000
                                          By:     /s/  EDWARD J. MCMENAMIN
                                      ..........................................

                                                   Edward J. McMenamin
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)