Form 10-K405
period 2000-05-03
HEINZ H J CO
filed 2000-07-28
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 3, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________ to  __________

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

                                  412-456-5700
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              Title of each class                   Name of each exchange on which registered
              -------------------                   -----------------------------------------
    Common Stock, par value $.25 per share                  New York Stock Exchange;
                                                             Pacific Stock Exchange

 Third Cumulative Preferred Stock, $1.70 First
        Series, par value $10 per share                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 30, 2000 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$14,760,844,875.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 2000, was 347,853,010 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended May 3, 2000 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 12, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended May 3, 2000, are incorporated into Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS.

     H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the "Company") manufacture and market an extensive line of processed food products throughout the world. The Company's principal products include ketchup, condiments and sauces, frozen food, pet food, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products.

     The Company's products are manufactured and packaged to provide safe, wholesome foods for consumers, foodservice and institutional customers. Many products are prepared from recipes developed in the Company's research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the finished product is filled automatically into containers of glass, metal, plastic, paper or fiberboard which are then closed, processed, labeled and cased for market. Finished products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding. Certain finished products and seasonal raw materials are aseptically packed into sterile containers after in-line sterilization.

     The Company manufactures its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and certain other fruits and vegetables are generally purchased on the open market.

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

     The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, and the Company's voluntary policy and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations. Congress passed the International Dolphin Conservation Program Act ("IDCPA") on August 15, 1997. It modified the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of "dolphin safe". Revision of the definition of "dolphin safe" and modification of the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean have not had and are not expected to have a material adverse effect on the Company's operations.

     In recent years, the supply of raw tuna has been variable causing a fluctuation in raw fish prices; however, such variation in supply has not affected materially, nor is it expected to affect materially, the Company's operations.

     The following table lists the number of the Company's principal food processing factories and major trademarks by business segment:

                                        Factories
                                      --------------
                                      Owned   Leased             Major Trademarks
                                      -----   ------             ----------------
North American Grocery & Foodservice   19        5     Heinz, College Inn, StarKist,
                                                       Quality Chef, Yoshida, Diana Sauce,
                                                       Bell 'Orto, Bella Rosa, Pablum, Chef
                                                       Francisco, Domani, Omstead, 9-Lives,
                                                       Kibbles n' Bits, Ken-L-Ration,
                                                       Reward, Gravy Train, Skippy, Recipe,
                                                       Pounce, Snausages, Jerky Treats,
                                                       Pup-Peroni, Wagwells

North American Frozen                   5        0     Ore-Ida, Bagel Bites, Moore's,
                                                       Rosetto, Weight Watchers, Boston
                                                       Market, Budget Gourmet, Smart Ones

Europe                                 24        6     Heinz, Petit Navire, John West, Mare
                                                       D'Oro, Mareblu, Marie Elisabeth,
                                                       Orlando, Guloso, San Marco, Linda
                                                       McCartney, Farley's, Farex, Sonnen
                                                       Basserman, Plasmon, Nipiol,
                                                       Dieterba, Ortobuono, Frank Coopers,
                                                       Pudliszki, Go Ahead!, American Dream

Asia/Pacific                           20        4     Heinz, Tom Piper, Wattie's, ABC,
                                                       Tegel, Chef, Champ, Craig's, Bruno,
                                                       Winna, Hellaby, Hamper, Farley's,
                                                       Greenseas, Gourmet, Nurture, Complan

Other Operating Entities                8        3     Heinz, StarKist, Olivine,
                                                       Wellington's, Ganave, Champs, Royal
                                                       Pacific, 9-Lives, Pounce, Kibbles n'
                                                       Bits, Super Can
                                       --       --
                                       76       18

     The Company also owns or leases office space, warehouses, distribution centers and research and other facilities throughout the world. The Company's food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

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

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2001 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

     The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

     The Company employed, on a full-time basis as of May 3, 2000, approximately 46,900 persons around the world.

     Segment information is set forth on pages 67 through 69 in Note 14 to the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000. Such information is incorporated herein by reference.

     Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date, such exchange restrictions have not had a material adverse effect on the Company's operations.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "target," "goal" or similar expressions identify "forward-looking statements" within the meaning of the Act.

     In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These forward-looking statements are uncertain. The risks and uncertainties that may affect operations and financial performance, some of which may be beyond the control of the Company, include the following:

     - Changes in laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions;

     - Competitive product and pricing pressures and the Company's ability to gain or maintain share of sales in the global market as a result of actions by competitors and others;

     - Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships;

     - The impact of higher energy costs on the cost of producing, transporting and distributing the Company's products;

     - The Company's ability to generate sufficient cash flows to support capital expenditures, share repurchase programs and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance;

     - The Company's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

     - The Company's ability to integrate acquisitions and joint ventures into its existing operations and the availability of new acquisition and joint venture opportunities;

     - The Company's ability to achieve its cost savings objectives, including the continued implementation of the Company's Operation Excel restructuring program;

     - The impact of unforeseen economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of the Company's advertising, marketing and promotional programs; and

     - Weather conditions, which could impact demand for Company products and the supply and cost of raw materials.

     The foregoing list of important factors is not exclusive. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 8, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 12, 2000.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2000)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William R. Johnson             51             President and Chief Executive Officer since
                                              April 1998; President and Chief Operating
                                              Officer from June 1996 to April 1998; Senior
                                              Vice President and President and Chief
                                              Executive Officer of Star-Kist Foods, Inc. and
                                              the Asia-Pacific region from September 1993 to
                                              June 1996.

Paul F. Renne                  57             Executive Vice President and Chief Financial
                                              Officer since June 1997; Senior Vice
                                              President--Finance and Chief Financial Officer
                                              from September 1996 to June 1997; Vice
                                              President--Treasurer from October 1986 to
                                              September 1996.

A. G. Malcolm Ritchie          46             Executive Vice President and President--Europe
                                              since May 1998; Vice President of European
                                              Grocery and Foodservice--H. J. Heinz Company,
                                              Ltd. from May 1997 to May 1998; Managing
                                              Director of H. J. Heinz Company, Ltd. from
                                              August 1994 to May 1997.

Richard H. Wamhoff             54             Executive Vice President--Global
                                              Manufacturing/Supply Chain and Frozen Foods
                                              since May 1998; President and Chief Executive
                                              Officer--Ore-Ida Foods, Inc. from May 1993 to
                                              May 1998.

David R. Williams              57             Executive Vice President since June 1996;
                                              Executive Vice President--Finance and Chief
                                              Financial Officer from June 1996 to September
                                              1996; Senior Vice President--Finance and Chief
                                              Financial Officer from August 1992 to June
                                              1996.

Michael J. Bertasso            50             Senior Vice President--Strategy, Process and
                                              Business Development since May 1998; Executive
                                              Vice President--Star-Kist Foods, Inc. from July
                                              1996 to May 1998; Chief Cost Officer--Star-Kist
                                              Foods, Inc. from May 1995 to July 1996.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2000)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William C. Goode               59             Senior Vice President and Chief Administrative
                                              Officer since May 2000; Vice President and
                                              Chief Administrative Officer from May 1998 to
                                              April 2000; Vice President--Operations of Heinz
                                              Pet Products from October 1996 to May 1998;
                                              Vice President--Human Resources & Quality
                                              Systems of Star-Kist Foods, Inc. from May 1993
                                              to October 1996.

Michael D. Milone              44             Senior Vice President--Global Category
                                              Development since May 2000; Vice President--
                                              Global Category Development from August 1998 to
                                              May 2000; President and Chief Operating Officer
                                              of Heinz Pet Products from July 1996 to August
                                              1998; Chief Revenue Officer--Star-Kist Foods,
                                              Inc. from May 1995 to July 1996; Vice
                                              President--Marketing Heinz Pet Products from
                                              June 1991 to May 1995.

D. Edward I. Smyth             50             Senior Vice President--Corporate and Government
                                              Affairs since May 1998; Vice
                                              President--Corporate Affairs from March 1990 to
                                              May 1998.

Laura Stein                    38             Senior Vice President and General Counsel since
                                              January 2000; attorney at The Clorox Company
                                              from 1992-1999, last serving as Assistant
                                              General Counsel--Regulatory Affairs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth beginning on page 44 under the caption "Stock Market Information" and on page 69 in Note 15, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1996 through 2000. All amounts are in thousands except per share data.

                                                    Fiscal year ended
                              --------------------------------------------------------------
                                May 3,     April 28,    April 29,    April 30,      May 1,
                                 2000         1999         1998         1997         1996
                              (53 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                              ----------   ----------   ----------   ----------   ----------
Sales.......................  $9,407,949   $9,299,610   $9,209,284   $9,357,007   $9,112,265
Interest expense............     269,748      258,813      258,616      274,746      277,411
Net income..................     890,553      474,341      801,566      301,871      659,319
Net income per share--
  diluted...................        2.47         1.29         2.15         0.81         1.75
Net income per share--
  basic.....................        2.51         1.31         2.19         0.82         1.79
Short-term debt and current
  portion of long-term
  debt......................     176,575      904,207      339,626    1,163,442    1,082,169
Long-term debt, exclusive of
  current portion...........   3,935,826    2,472,206    2,768,277    2,283,993    2,281,659
Total assets................   8,850,657    8,053,634    8,023,421    8,437,787    8,623,691
Cash dividends per common
  share.....................        1.44 1/2       1.34 1/4       1.23 1/2       1.13 1/2       1.03 1/2

     The 2000 results include net restructuring and implementation costs of $392.7 million pretax ($0.74 per share) for Operation Excel, a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation, costs related to Ecuador of $20.0 million pretax ($0.05 per share), a gain of $464.6 million pretax ($0.72 per share) on the sale of the Weight Watchers classroom business and a gain of $18.2 million pretax ($0.03 per share) on the sale of an office building in the U.K. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 54 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

     The 1999 results include restructuring and implementation costs of $552.8 million pretax ($1.11 per share) for Operation Excel and costs of $22.3 million pretax ($0.04 per share) related to the implementation of Project Millennia, offset by the reversal of unutilized Project Millennia accruals for severance and exit costs of $25.7 million pretax ($0.04 per share) and a gain of $5.7 million pretax on the sale of the bakery products unit. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 54 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

     The 1998 results include costs of $84.1 million pretax ($0.14 per share) related to the implementation of Project Millennia, offset by the gain on the sale of the Ore-Ida frozen foodservice business, $96.6 million pretax ($0.14 per share). See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 54 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

     The 1997 results include a pretax charge for Project Millennia restructuring and implementation costs of $647.2 million ($1.09 per share). See
Note 4 to the Consolidated Financial Statements beginning on page 55 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000. These charges were partially offset by gains recognized on the sale of the New Zealand ice cream business, $72.1 million pretax ($0.12 per share) and real estate in the United Kingdom, $13.2 million pretax ($0.02 per share).

     The 1996 results include gains related to the sale of the Weight Watchers Magazine ($0.02 per share) and the sale of two regional dry pet food product lines ($0.02 per share) and a charge for restructuring costs at certain overseas affiliates ($0.01 per share).

Note: All earnings per share amounts are presented on an after-tax diluted basis unless otherwise noted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information is set forth in the Management's Discussion and Analysis section on pages 30 through 44 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000. Such information is incorporated herein by reference.

     On July 7, 2000, the Commissioners of the Federal Trade Commission challenged the Company's acquisition of Milnot Holding Corporation, the maker of Beech-Nut baby food. The Company intends to defend the acquisition in the courts.

     On July 9, 2000, the Company acquired IDF Holdings, Inc., the parent of International DiverseFoods Inc. ("IDF"). IDF, with annual sales exceeding $100 million, offers an extensive line of portion control and bulk food products, including sauces, condiments, salad dressings, pancake and biscuit mixes, batters and breading. Its major customers include leading casual dining restaurants and fast-food chains, along with foodservice distributors and food processing companies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in the Management's Discussion and Analysis section on pages 42 through 44 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheets of the Company and its subsidiaries as of May 3, 2000 and April 28, 1999 and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ended May 3, 2000, April 28, 1999 and April 29, 1998 together with the related Notes to Consolidated Financial Statements, on pages 45 through 70 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2000. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships and Agreements" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2000. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000 are incorporated herein by reference:
             Consolidated Balance Sheets as of May 3, 2000 and April 28,
             1999 Consolidated Statements of Income for the fiscal years ended May 3, 2000, April 28, 1999 and April 29, 1998
             Consolidated Statements of Shareholders' Equity for the fiscal years ended May 3, 2000, April 28, 1999 and
             April 29, 1998 Consolidated Statements of Cash Flows for the fiscal years ended May 3, 2000, April 28, 1999 and April 29, 1998
             Notes to Consolidated Financial Statements
             Report of Independent Accountants of
             PricewaterhouseCoopers LLP dated June 14, 2000 on the
             Company's consolidated financial statements for the fiscal years ended May 3, 2000, April 28, 1999 and
             April 29, 1998

   (2) The following report and schedule is filed herewith as a part hereof:
             Report of Independent Accountants of PricewaterhouseCoopers
             LLP dated June 14, 2000 on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended May 3, 2000, April 28, 1999 and
             April 29, 1998
             Consent of Independent Accountants of PricewaterhouseCoopers
             LLP dated July 27, 2000 filed as a part hereof
             Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 3, 2000, April 28, 1999 and April 29, 1998
        All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto incorporated herein by reference.

   (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        3(i)   The Company's Articles of Amendment dated July 13,
               1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1994.
        3(ii)  The Company's By-Laws, as amended effective
               September 8, 1999 are incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form
               10-Q for the three months ended July 28, 1999.
        4. Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.


        (a)  The Indenture between the Company and The First
             National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Reg. No.
             333-48017) and the supplements to such Indenture are incorporated herein by reference to the Company's Form
             8-Ks dated January 27, 1993, March 25, 1998 and July
             16, 1998 relating to the Company's $200,000,000 6 7/8%
             Notes due 2003, $300,000,000 6% Notes due 2008 and
             $250,000,000 6.375% Debentures due 2028, respectively.
        10(a)  Management contracts and compensatory plans:
             (i) 1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended May 1, 1995.
             (ii) H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
             (iii) H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
             (iv) H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                    Statement dated August 3, 1990.
             (v) H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                    Statement dated August 5, 1994.
             (vi) H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit
                    10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
             (vii) H. J. Heinz Company Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(a)(vii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1999.
             (viii) H. J. Heinz Company Incentive Compensation Plan is
                    incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994.
             (ix)   H. J. Heinz Company Stock Compensation Plan for Non-Employee
                    Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
             (x) H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                    Statement dated August 2, 1996.
             (xi)   Service Agreement between H. J. Heinz Company and Anthony J.
                    F. O'Reilly is incorporated herein by reference to Exhibit
                    10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998.
             (xii) H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10
             (xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

             (xiii) H. J. Heinz Company Global Stock Purchase Plan is
                    incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1999.
             (xiv)  Form of Severance Protection Agreement.
        12.  Computation of Ratios of Earnings to Fixed Charges.
        13.  Pages 30 through 71 of the H. J. Heinz Company Annual Report to
             Shareholders for the fiscal year ended May 3, 2000, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.
        21.  Subsidiaries of the Registrant.
        23.  The following Exhibit is filed by incorporation by reference to
             Item 14(a)(2) of this Report:
        (a)  Consent of PricewaterhouseCoopers LLP.
        24.  Powers-of-attorney of the Company's directors.
        27.  Financial Data Schedule.
        Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2000.

                                                H. J. HEINZ COMPANY
                                                    (Registrant)

                                    By:            /s/ PAUL F. RENNE
                               .................................................
                                                     PAUL F. RENNE
                                          Executive Vice President and Chief
                                                   Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 27, 2000.

                 Signature                                           Capacity
                 ---------                                           --------

           /s/ WILLIAM R. JOHNSON                  President and Chief Executive Officer
 ...........................................        (Principal Executive Officer)
             WILLIAM R. JOHNSON

             /s/ PAUL F. RENNE                     Executive Vice President and
 ...........................................        Chief Financial Officer
               PAUL F. RENNE                       (Principal Financial Officer)

          /s/ WILLIAM J. SHOWALTER                 Vice President and Corporate Controller
 ...........................................        (Principal Accounting Officer)
            WILLIAM J. SHOWALTER

Anthony J. F. O'Reilly      Director
William R. Johnson          Director
Nicholas F. Brady           Director
Mary C. Choksi              Director
Edith E. Holiday            Director
Samuel C. Johnson           Director
Candace Kendle              Director
Donald R. Keough            Director  By           /s/ PAUL F. RENNE
Dean R. O'Hare              Director    ........................................
Paul F. Renne               Director                  PAUL F. RENNE
A. G. Malcolm Ritchie       Director          Director and Attorney-in-Fact
Herman J. Schmidt           Director
Eleanor B. Sheldon          Director
William P. Snyder III       Director
S. Donald Wiley             Director
David R. Williams           Director
James M. Zimmerman          Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
  H. J. Heinz Company:

     Our audits of the consolidated financial statements referred to in our report dated June 14, 2000 appearing in the 2000 Annual Report to Shareholders of H. J. Heinz Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 14, 2000

                            ------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-48017) and Form S-8 (Nos. 2-51719, 33-32563,
33-42015, 33-55777, 33-62623, 333-13849 and 333-87419) of H. J. Heinz Company
and Subsidiaries of our report dated June 14, 2000 relating to the financial statements, which appears in the 2000 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 14, 2000 relating to the financial statement schedule, which appears in this Form 10-K.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 27, 2000

                                                                     SCHEDULE II
                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FISCAL YEARS ENDED MAY 3, 2000, APRIL 28, 1999 AND APRIL 29, 1998
                             (THOUSANDS OF DOLLARS)

                                                                     Additions
                                                               ----------------------
                                                  Balance at   Charged to    Charged                     Balance at
                                                  beginning    costs and    to other                       end of
Description                                       of period     expenses    accounts    Deductions         period
-----------                                       ----------   ----------   ---------   ----------       ----------
Fiscal year ended May 3, 2000:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 21,633     $ 3,986        $--       $ 6,922(1)       $ 18,697
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  1,876     $    --        $--       $   279          $  1,597
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (2)...................   $ 40,811     $49,173        $--       $14,875          $ 75,109
                                                   ========     =======        ==        =======          ========
Fiscal year ended April 28, 1999:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 17,627     $ 8,427        $--       $ 4,421(1)       $ 21,633
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  2,392     $    --        $--       $   516          $  1,876
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (3)...................   $ 20,992     $25,949        $--       $ 6,130          $ 40,811
                                                   ========     =======        ==        =======          ========
Fiscal year ended April 29, 1998:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 18,934     $ 4,934        $--       $ 6,241(1)       $ 17,627
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  4,767     $    --        $--       $ 2,375          $  2,392
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (4)...................   $  5,459     $16,755        $--       $ 1,222          $ 20,992
                                                   ========     =======        ==        =======          ========

NOTES:
(1) Principally reserves on assets sold, written-off or reclassified.
(2) The net change in the valuation allowance for deferred tax assets was an increase of $34.3 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforward ($34.3 million) and loss carryforwards ($14.8 million). The increase was partially offset by decreases in the valuation allowance related to reduction in deferred tax assets for loss carryforwards ($14.8 million). See Note 5 to the Consolidated Financial Statements on pages 58 and 59 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.
(3) The net change in the valuation allowance for deferred tax assets was an increase of $19.8 million. The increase was due to a change in judgment about the realizability of deferred tax assets related to foreign tax credit carryforwards ($4.1 million) and the addition of deferred tax assets for loss carryforwards ($21.8 million). The increase was partially offset by decreases in the valuation allowance related to a reduction in deferred tax assets for loss carryforwards ($3.0 million) and foreign tax credit carryforwards ($3.1 million). See Note 5 to the Consolidated Financial Statements on pages 58 and 59 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.
(4) The net change in the valuation allowance for deferred tax assets was an increase of $15.5 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforwards ($9.5 million) and loss carryforwards ($7.2 million). The increase was partially offset by a decrease in the valuation allowance related to the utilization of loss carryforwards ($1.2 million).

                                 EXHIBIT INDEX

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the
            exhibit numbers designated in Item 601 of Regulation S-K.

            3(i) The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated
                   Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended April 27, 1994.
            3(ii) The Company's By-Laws, as amended effective September 8, 1999 are incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the three months ended July 28, 1999.
            4. Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
            (a)  The Indenture between the Company and The First
                 National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (Reg. No.
                 333-48017) and the supplements to such Indenture are incorporated herein by reference to the Company's Form
                 8-Ks dated January 27, 1993, March 25, 1998 and July
                 16, 1998 relating to the Company's $200,000,000 6 7/8%
                 Notes due 2003, $300,000,000 6% Notes due 2008 and
                 $250,000,000 6.375% Debentures due 2028, respectively.
            10(a)  Management contracts and compensatory plans:
                 (i)    1986 Deferred Compensation Program for H. J. Heinz
                        Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
                 (ii) H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
                 (iii) H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
                 (iv) H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            (v)    H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                   Statement dated August 5, 1994.
            (vi)   H. J. Heinz Company Supplemental Executive Retirement Plan,
                   as amended, is incorporated herein by reference to Exhibit
                   10(c)(ix) to the Company's Annual Report on Form 10-K for the
                   fiscal year ended April 28, 1993.
            (vii)  H. J. Heinz Company Executive Deferred Compensation Plan is
                   incorporated herein by reference to Exhibit 10(a)(vii) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended April 28, 1999.
            (viii) H. J. Heinz Company Incentive Compensation Plan is
                   incorporated herein by reference to Appendix B to the
                   Company's Proxy Statement dated August 5, 1994.
            (ix)   H. J. Heinz Company Stock Compensation Plan for Non-Employee
                   Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
            (x)    H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                   Statement dated August 2, 1996.
            (xi)   Service Agreement between H. J. Heinz Company and Anthony J.
                   F. O'Reilly is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 28, 1998.
            (xii)  H. J. Heinz Company Deferred Compensation Plan for Directors
                   is incorporated herein by reference to Exhibit 10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
            (xiii) H. J. Heinz Company Global Stock Purchase Plan is
                   incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 3, 1999.
            (xiv)  Form of Severance Protection Agreement.
      12.  Computation of Ratios of Earnings to Fixed Charges.
      13.  Pages 30 through 71 of the H. J. Heinz Company Annual Report to
           Shareholders for the fiscal year ended May 3, 2000, portions of which are incorporated herein by reference. Those portions of the Annual
           Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

      21.  Subsidiaries of the Registrant.
      23.  The following Exhibit is filed by incorporation by reference to
           Item 14(a)(2) of this Report:
           (a)  Consent of PricewaterhouseCoopers LLP.
      24.  Powers-of-attorney of the Company's directors.
      27.  Financial Data Schedule.