Form 10-Q
period 2000-08-02
HEINZ H J CO
filed 2000-09-15
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE THREE MONTHS ENDED AUGUST 2, 2000          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of September 7, 2000 was 346,829,322 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    First Quarter Ended
                                                              -------------------------------
                                                              August 2, 2000    July 28, 1999
                                                                 FY 2001           FY 2000
                                                              --------------    -------------
                                                                        (Unaudited)
                                                                   (In Thousands, Except
                                                                    per Share Amounts)

Sales.......................................................    $2,153,492       $2,181,007
Cost of products sold.......................................     1,261,338        1,324,257
                                                                ----------       ----------
Gross profit................................................       892,154          856,750
Selling, general and administrative expenses................       509,496          475,777
                                                                ----------       ----------
Operating income............................................       382,658          380,973
Interest income.............................................         5,641            5,285
Interest expense............................................        81,059           62,592
Other income, net...........................................         2,165            4,373
                                                                ----------       ----------
Income before income taxes..................................       309,405          328,039
Provision for income taxes..................................       108,778          121,371
                                                                ----------       ----------
Net income..................................................    $  200,627       $  206,668
                                                                ==========       ==========
Net income per share--diluted...............................    $     0.57       $     0.57
                                                                ==========       ==========
Average common shares outstanding--diluted..................       351,128          364,176
                                                                ==========       ==========
Net income per share--basic.................................    $     0.58       $     0.58
                                                                ==========       ==========
Average common shares outstanding--basic....................       347,732          358,685
                                                                ==========       ==========
Cash dividends per share....................................    $   0.3675       $   0.3425
                                                                ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              August 2, 2000    May 3, 2000*
                                                                 FY 2001          FY 2000
                                                              --------------    ------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $  128,130       $  137,617
Short-term investments, at cost which approximates market...        14,652           16,512
Receivables, net............................................     1,217,886        1,237,804
Inventories.................................................     1,667,990        1,599,906
Prepaid expenses and other current assets...................       214,561          178,110
                                                                ----------       ----------
     Total current assets...................................     3,243,219        3,169,949
                                                                ----------       ----------

Property, plant and equipment...............................     4,347,487        4,347,747
Less accumulated depreciation...............................     1,980,698        1,988,994
                                                                ----------       ----------
     Total property, plant and equipment, net...............     2,366,789        2,358,753
                                                                ----------       ----------

Goodwill, net...............................................     1,677,962        1,609,672
Trademarks, net.............................................       664,584          674,279
Other intangibles, net......................................       125,018          127,779
Other non-current assets....................................     1,004,965          910,225
                                                                ----------       ----------
     Total other non-current assets.........................     3,472,529        3,321,955
                                                                ----------       ----------

     Total assets...........................................    $9,082,537       $8,850,657
                                                                ==========       ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              August 2, 2000    May 3, 2000*
                                                                 FY 2001          FY 2000
                                                              --------------    ------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $  362,634       $  151,168
Portion of long-term debt due within one year...............        22,508           25,407
Accounts payable............................................       904,615        1,026,960
Salaries and wages..........................................        46,760           48,646
Accrued marketing...........................................       204,804          200,775
Accrued restructuring costs.................................        93,536          125,704
Other accrued liabilities...................................       297,493          358,738
Income taxes................................................       190,835          188,672
                                                                ----------       ----------
     Total current liabilities..............................     2,123,185        2,126,070
                                                                ----------       ----------

Long-term debt..............................................     4,125,885        3,935,826
Deferred income taxes.......................................       286,410          271,831
Non-pension postretirement benefits.........................       209,040          208,958
Other liabilities...........................................       714,309          712,116
                                                                ----------       ----------
     Total long-term debt and other liabilities.............     5,335,644        5,128,731
                                                                ----------       ----------

Shareholders' Equity:
Capital stock...............................................       107,905          107,913
Additional capital..........................................       307,885          304,318
Retained earnings...........................................     4,829,365        4,756,513
                                                                ----------       ----------
                                                                 5,245,155        5,168,744

Less:
  Treasury stock at cost (82,913,644 shares at August 2,
     2000 and 83,653,233 shares at May 3, 2000).............     2,904,180        2,920,471
  Unearned compensation relating to the ESOP................         6,058            7,652
  Accumulated other comprehensive loss......................       711,209          644,765
                                                                ----------       ----------
     Total shareholders' equity.............................     1,623,708        1,595,856
                                                                ----------       ----------
     Total liabilities and shareholders' equity.............    $9,082,537       $8,850,657
                                                                ==========       ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    First Quarter Ended
                                                              -------------------------------
                                                              August 2, 2000    July 28, 1999
                                                                 FY 2001           FY 2000
                                                              --------------    -------------
                                                                        (Unaudited)
                                                                  (Thousands of Dollars)

Cash (used for) provided by Operating Activities............     $(13,228)        $ 48,971
                                                                 --------         --------
Cash Flows from Investing Activities:
     Capital expenditures...................................      (79,414)         (69,475)
     Acquisitions, net of cash acquired.....................     (130,463)         (13,580)
     Purchases of short-term investments....................     (515,392)        (438,969)
     Sales and maturities of short-term investments.........      522,482          441,647
     Investment in The Hain Celestial Group, Inc............      (79,743)              --
     Other items, net.......................................      (21,460)          18,307
                                                                 --------         --------
          Cash used for investing activities................     (303,990)         (62,070)
                                                                 --------         --------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................      (11,397)          (2,437)
     Proceeds from commercial paper and short-term
       borrowings, net......................................      413,782          191,039
     Proceeds from long-term debt...........................           --            1,168
     Dividends..............................................     (127,775)        (122,793)
     Purchases of treasury stock............................       (2,828)         (44,204)
     Exercise of stock options..............................       21,235            7,317
     Other items, net.......................................        9,595            9,588
                                                                 --------         --------
          Cash provided by financing activities.............      302,612           39,678
                                                                 --------         --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        5,119            4,486
                                                                 --------         --------
Net (decrease) increase in cash and cash equivalents........       (9,487)          31,065
Cash and cash equivalents at beginning of year..............      137,617          115,982
                                                                 --------         --------
Cash and cash equivalents at end of period..................     $128,130         $147,047
                                                                 ========         ========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's Annual Report to Shareholders for the fiscal year ended May 3, 2000 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2001 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)   The composition of inventories at the balance sheet dates was as follows:

                                                      August 2, 2000      May 3, 2000
                                                      --------------      -----------
                                                           (Thousands of Dollars)
Finished goods and work-in-process.................     $1,315,743         $1,270,329
Packaging material and ingredients.................        352,247            329,577
                                                        ----------         ----------
                                                        $1,667,990         $1,599,906
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

      During the first quarter of Fiscal 2000, the company reorganized certain of its foreign operations, and, as a result, expects to pay approximately $320 million in foreign income taxes through Fiscal 2005. Because the company increased tax basis in amortizable assets at the same time, cash flow related to the reorganization is expected to be neutral over the payment period.

(6) In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." This initiative is a multi-year, multi-faceted program creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. For more information regarding Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

      In the first quarter of Fiscal 2001, the company recognized costs related to the implementation of Operation Excel of $56.4 million pretax ($0.11 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable severance costs associated with terminated employees, equipment relocation costs and commissioning costs.

      During the first quarter of Fiscal 2001, the company utilized $31.7 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/ Pacific region.

      The major components of the restructuring charges and implementation costs and the remaining accrual balances as of August 2, 2000 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 1999...................     $ 294.9         $159.4          $ 45.3        $  53.2       $ 552.8
   Amounts utilized--Fiscal 1999..........      (294.9)         (67.3)           (9.8)         (53.2)       (425.2)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--April 28,
     1999.................................          --           92.1            35.5             --         127.6
   Net restructuring and implementation
     costs--Fiscal 2000...................        61.6           84.5            30.1          216.5         392.7
   Amounts utilized--Fiscal 2000..........       (61.6)         (86.3)          (30.7)        (216.5)       (395.1)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--May 3,
     2000.................................          --           90.3            34.9             --         125.2
   Implementation costs--Fiscal 2001......          --             --              --           56.4          56.4
   Amounts utilized--Fiscal 2001..........          --          (27.0)           (4.7)         (56.4)        (88.1)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--August 2,
     2000.................................     $    --         $ 63.3          $ 30.2        $    --       $  93.5
                                               =======         ======          ======        =======       =======

      The initiatives will result in the closure or exit of 21 factories or businesses. To date, 15 of these factories or businesses have been sold or closed. Management estimates that these actions will impact approximately 6,000 employees with a net reduction in the workforce of approximately 4,600, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first quarter of Fiscal 2001, the company's workforce was reduced by 300 employees.

(7) In the first quarter of Fiscal 2001, the company completed the acquisition of IDF Holdings, Inc., the parent of International DiverseFoods Inc.
      (IDF), a leading manufacturer of customized dressings, sauces, mixes and condiments for restaurant chains and foodservice distributors. The company also made a smaller acquisition.

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

(8) On June 19, 2000, the company exercised its preemptive right to purchase an additional 2,582,774 shares of Hain for $79.7 million, or $30.88 per share. This transaction restored the company's ownership interest in Hain to 19.5%. The company's ownership had been diluted as a result of Hain's stock-for-stock merger with Celestial Seasonings on May 30, 2000.

(9) The company's segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the company's management. Descriptions of the company's reportable segments are as follows:

        North American Grocery & Foodservice--This segment consists of Heinz U.S.A., Heinz Pet Products, Star-Kist Seafood and Heinz Canada. This segment's operations include products in all of the company's core categories.

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

        Other Operating Entities--This segment includes the company's Weight Watchers classroom business for the three months ended July 28, 1999, prior to divestiture, as well as the company's operations in Africa, Venezuela and other areas which sell products in all of the company's core categories.

        The company's management evaluates performance based on several factors; however, the primary measurement focus is operating income excluding unusual costs and gains. Intersegment sales are accounted for at current market values. Items below the operating income line of the Consolidated Statements of Income are not presented by segment, since they are not the primary measure of segment profitability reviewed by the company's management.

     The following table presents information about the company's reportable segments:

                                                                    First Quarter Ended
                                                              -------------------------------
                                                              August 2, 2000    July 28, 1999
                                                                 FY 2001           FY 2000
                                                              --------------    -------------
                                                                  (Thousands of Dollars)
Net external sales:
  North American Grocery & Foodservice......................    $  932,577       $  966,123
  North American Frozen.....................................       227,190          212,412
  Europe....................................................       638,927          551,509
  Asia/Pacific..............................................       272,573          285,829
  Other Operating Entities..................................        82,225          165,134
                                                                ----------       ----------
  Consolidated Totals.......................................    $2,153,492       $2,181,007
                                                                ==========       ==========
Intersegment sales:
  North American Grocery & Foodservice......................    $    9,580       $    6,914
  North American Frozen.....................................         2,850            2,964
  Europe....................................................           756            1,363
  Asia/Pacific..............................................           413              455
  Other Operating Entities..................................         1,008            1,454
  Non-Operating (a).........................................       (14,607)         (13,150)
                                                                ----------       ----------
  Consolidated Totals.......................................    $       --       $       --
                                                                ==========       ==========
Operating income (loss):
  North American Grocery & Foodservice......................    $  203,276       $  186,890
  North American Frozen.....................................        37,348           33,385
  Europe....................................................       117,905          107,341
  Asia/Pacific..............................................        36,337           35,931
  Other Operating Entities..................................        11,064           36,939
  Non-Operating (a).........................................       (23,272)         (19,513)
                                                                ----------       ----------
  Consolidated Totals.......................................    $  382,658       $  380,973
                                                                ==========       ==========
Operating income (loss) excluding special items (b):
  North American Grocery & Foodservice......................    $  226,275       $  216,792
  North American Frozen.....................................        42,822           42,684
  Europe....................................................       138,751          119,094
  Asia/Pacific..............................................        42,401           39,624
  Other Operating Entities..................................        11,064           36,939
  Non-Operating (a).........................................       (22,297)         (19,513)
                                                                ----------       ----------
  Consolidated Totals.......................................    $  439,016       $  435,620
                                                                ==========       ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) First Quarter ended August 2, 2000 - Excludes implementation costs of Operation Excel as follows: North American Grocery & Foodservice $23.0 million, North American Frozen $5.5 million, Europe $20.8 million, Asia/Pacific $6.1 million and Non-Operating $1.0 million.

    First Quarter ended July 28, 1999 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $9.9 million, North American Frozen $9.3 million, Europe $11.7 million and Asia/Pacific $3.7 million. Excludes costs related to Ecuador in North American Grocery & Foodservice $20.0 million.

     The company's revenues are generated via the sale of products in the following categories:

                                                                       First Quarter Ended
                                                                 -------------------------------
                                                                 August 2, 2000    July 28, 1999
                                                                    FY 2001           FY 2000
                                                                 --------------    -------------
                                                                     (Thousands of Dollars)
   Ketchup, Condiments and Sauces..............................    $  592,915       $  611,612
   Frozen Foods................................................       419,745          301,080
   Tuna........................................................       257,809          271,618
   Soups, Beans and Pasta Meals................................       243,460          233,767
   Infant Foods................................................       223,084          231,401
   Pet Products................................................       276,616          294,337
   Other.......................................................       139,863          237,192
                                                                   ----------       ----------
       Total...................................................    $2,153,492       $2,181,007
                                                                   ==========       ==========

(10) The company's $2.30 billion credit agreement, which expires September 6, 2001, supports its commercial paper program. As of August 2, 2000, $2.29 billion of domestic commercial paper is classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 3, 2000, the company had $2.08 billion of domestic commercial paper outstanding and classified as long-term debt.

(11) On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.39 1/4 per share from $0.36 3/4 per share, for an indicated annual rate of $1.57 per share. The dividend will be paid on October 10, 2000, to shareholders of record at the close of business on September 22, 2000.

(12) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                                                      First Quarter Ended
                                                                 ------------------------------
                                                                 August 2, 2000   July 28, 1999
                                                                    FY 2001          FY 2000
                                                                 --------------   -------------
                                                                   (In Thousands, Except per
                                                                         Share Amounts)
   Net income per share--basic:
     Net income................................................     $200,627        $206,668
     Preferred dividends.......................................            6               7
                                                                    --------        --------
     Net income applicable to common stock.....................     $200,621        $206,661
                                                                    ========        ========
     Average common shares outstanding--basic..................      347,732         358,685
                                                                    ========        ========
     Net income per share--basic...............................     $   0.58        $   0.58
                                                                    ========        ========
   Net income per share--diluted:
     Net income................................................     $200,627        $206,668
                                                                    ========        ========
     Average common shares outstanding.........................      347,732         358,685
     Effect of dilutive securities:
       Convertible preferred stock.............................          184             234
       Stock options...........................................        3,212           5,257
                                                                    --------        --------
     Average common shares outstanding--diluted................      351,128         364,176
                                                                    ========        ========
     Net income per share--diluted.............................     $   0.57        $   0.57
                                                                    ========        ========

(13) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                                                       First Quarter Ended
                                                                 -------------------------------
                                                                 August 2, 2000    July 28, 1999
                                                                    FY 2001           FY 2000
                                                                 --------------    -------------
                                                                     (Thousands of Dollars)
   Net income..................................................     $200,627         $206,668
   Other comprehensive income (loss):
       Foreign currency translation adjustment.................      (63,408)         (29,320)
       Minimum pension liability adjustment....................       (3,036)           1,984
                                                                    --------         --------
   Comprehensive income........................................     $134,183         $179,332
                                                                    ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATION EXCEL

     In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." This initiative is a multi-year, multi-faceted program that will result in restructuring charges and implementation costs of approximately $1.1 billion. The major components of Operation Excel include creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. The company anticipates that substantially all restructuring charges and implementation costs will be recognized by the end of Fiscal 2001. For more information regarding Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

     In the first quarter of Fiscal 2001, the company recognized costs related to the implementation of Operation Excel of $56.4 million pretax ($0.11 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable severance costs associated with terminated employees, equipment relocation costs and commissioning costs. See footnote 9 for a breakdown of Operation Excel restructuring and implementation costs by segment.

     During the first quarter of Fiscal 2001, the company utilized $31.7 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/Pacific region. See footnote 6 for further information.

     The initiatives will result in the closure or exit of 21 factories or businesses. To date, 15 of these factories or businesses have been sold or closed. Management estimates that these actions will impact approximately 6,000 employees with a net reduction in the workforce of approximately 4,600, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first quarter of Fiscal 2001, the company's workforce was reduced by 300 employees. The remaining factory closures and employee terminations are expected to be substantially completed within 12 months.

     The pretax savings generated from all Operation Excel initiatives was $70 million in Fiscal 2000 and are projected to grow to $145 million in Fiscal 2001, $215 million in Fiscal 2002, with non-cash savings of $15 million or less in any year. Fiscal 2001 savings are expected to be realized predominantly in the latter half of the year as the remaining factories or businesses are sold or closed.

     Successful execution of Operation Excel will help the company achieve the following targets over the next three years:

     - $240 million in annual ongoing pretax savings upon full implementation

     - Earnings per share growth of 10 to 12 percent per year on average

     - Sales growth of 4 to 5 percent per year on average

     - Gross margins of 42%

     - Return on invested capital of 40%

     - $2.5 billion of free cash flow.

              THREE MONTHS ENDED AUGUST 2, 2000 AND JULY 28, 1999

RESULTS OF OPERATIONS

     For the three months ended August 2, 2000, sales decreased $27.5 million, or 1.3%, to $2,153.5 million from $2,181.0 million last year. Sales were unfavorably impacted by divestitures (5.5%), primarily the Weight Watchers classroom business, unfavorable foreign exchange translation rates (3.0%) and lower pricing (1.2%). Sales were favorably impacted by acquisitions (6.4%), primarily United Biscuit's European Frozen and Chilled Division, and increased volume (2.0%).

     Heinz's U.S. soups, ketchup and foodservice businesses had an excellent first quarter, but overall sales for the North American Grocery & Foodservice segment decreased $33.5 million, or 3.5%, due primarily to lower sales for StarKist tuna (reflecting tuna fish prices at a 34-year low) and canned pet food. Lower pricing reduced sales 1.9%, due mainly to StarKist tuna, and sales volume decreased 0.9%, reflecting reduced consumption of StarKist tuna in the quarter. Divestitures, net of acquisitions, reduced sales 0.5% and the impact of foreign exchange was negligible.

     North American Frozen's sales increased $14.8 million, or 7.0%. Sales volume increased 4.9% driven by Boston Market HomeStyle Frozen Meals and the continued momentum of Bagel Bites snacks. This increase was partially offset by a volume decline in frozen potatoes, related to the transition to the new Stand Up Resealable Packaging ("SURP"), which will be rolled out nationally in September 2000. Higher pricing increased sales 2.1%.

     Heinz Europe's sales increased $87.4 million, or 15.9%. Acquisitions, net of divestitures, increased sales 20.6%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division. Sales volume increased 5.4%, driven primarily by the strength of seafood and convenience meals (soups, beans and pasta meals). Unfavorable foreign exchange translation rates reduced sales by 8.2% and lower pricing reduced sales by 1.9%.

     Sales in Asia/Pacific decreased $13.3 million, or 4.6%, primarily due to unfavorable exchange rates and, to a lesser extent, a weak quarter in the New Zealand Wattie's business. Acquisitions increased sales by 0.9% and sales volume increased 0.6%. Sales were reduced by 5.3% due to foreign exchange rates and by 0.8% due to lower pricing.

     Sales for Other Operating Entities decreased $82.9 million, or 50.2%. Divestitures, primarily the Fiscal 2000 disposal of the Weight Watchers classroom business, reduced sales 55.1%. Unfavorable foreign exchange reduced sales 2.9%. Sales volume increased 6.8% and favorable pricing increased sales 1.0%.

     The current year's first quarter was negatively impacted by additional Operation Excel implementation costs of $56.4 million pretax or $0.11 per share. Last year's first quarter was negatively impacted by a number of special items which net to $36.4 million pretax and $0.08 per share, and are summarized in the table below. These items include implementation costs of $24.7 million pretax ($0.05 per share) related to Operation Excel and an additional restructuring charge for Operation Excel of $9.9 million pretax ($0.02 per share). In April of 1999, the company became aware of operational and accounting irregularities in its Ecuador tuna processing facility and expensed $10.0 million as an estimate of the losses. In the first quarter of Fiscal 2000, the company recognized an additional $20.0 million pretax ($0.05 per share) of expenses related to this facility and does not anticipate significant further losses. In addition, the company recognized, in Other Income, a pretax gain of $18.2 million ($0.03 per share) for the sale of an office building in the United Kingdom.

     The following tables provide a comparison of the company's reported results and the results excluding special items for the first quarters of Fiscal 2001 and Fiscal 2000.

                                                    First Quarter Ended August 2, 2000
(Dollars in millions except per share amounts)  ------------------------------------------
                                                Gross     Operating     Net
                                                Profit     Income      Income    Per Share
                                                ------    ---------    ------    ---------
Reported results............................    $892.2     $382.7      $200.6      $0.57
  Operation Excel implementation costs......      17.3       56.4        37.1       0.11
                                                ------     ------      ------      -----
Results excluding special items.............    $909.5     $439.0      $237.7      $0.68
                                                ======     ======      ======      =====

                                                First Quarter Ended July 28, 1999
                                            ------------------------------------------
                                            Gross     Operating     Net
                                            Profit     Income      Income    Per Share
                                            ------    ---------    ------    ---------
Reported results..........................  $856.8     $381.0      $206.7     $ 0.57
  Operation Excel restructuring costs.....     3.4        9.9         5.6       0.02
  Operation Excel implementation costs....     6.9       24.7        16.5       0.05
  Ecuador expenses........................    20.0       20.0        20.0       0.05
  Gain on U.K. building sale..............      --         --       (11.8)     (0.03)
                                            ------     ------      ------     ------
Results excluding special items...........  $887.1     $435.6      $236.9     $ 0.65
                                            ======     ======      ======     ======

(Note: Totals may not add due to rounding.)

     Gross profit increased $35.4 million, or 4.1%, to $892.2 million from $856.8 million and the gross profit margin increased to 41.4% from 39.3%. Excluding the special items noted above and the impact of the Weight Watchers classroom business, gross profit increased $75.2 million, or 9.0%, to $909.5 million from $834.3 million and the gross profit margin increased to 42.2% from 40.0%. Excluding only the special items noted above, gross profit increased $22.3 million, or 2.5%, to $909.5 million from $887.1 million and the gross profit margin increased to 42.2% from 40.7%. Gross profit in the North American Grocery & Foodservice segment increased $18.8 million or 5.0% due primarily to sales mix and savings from Operation Excel. North American Frozen's gross profit increased $6.5 million or 6.6%, due to increased sales and savings from Operation Excel. Europe's gross profit increased $44.2 million, or 18.8%, due primarily to increased sales volume and the acquisition of United Biscuit's European Frozen and Chilled Division, offset partially by unfavorable foreign exchange rates and lower pricing. The Asia/Pacific segment's gross profit increased $1.5 million, or 1.4%. Gross profit in the Other Operating Entities segment decreased $48.2 million, or 65.0%, due primarily to the divestiture of the Weight Watchers classroom business.

     Selling, general and administrative expenses ("SG&A") increased $33.7 million, or 7.1%, to $509.5 million from $475.8 million, and increased as a percentage of sales to 23.7% from 21.8%. Excluding the special items noted above and the impact of the Weight Watchers classroom business, SG&A increased $42.6 million, or 10.0%, to $470.4 million from $427.8 million and increased as a percentage of sales to 21.8% from 20.5%. Excluding only the special items noted above, SG&A increased $19.0 million, or 4.2%, to $470.4 million from $451.5 million and increased as a percentage of sales to 21.8% from 20.7%, primarily due to increased marketing and selling and distribution expenses.

     Operating income increased $1.7 million, or 0.4%, to $382.7 million from $381.0 million, and increased as a percentage of sales to 17.8% from 17.5%. Excluding the special items noted above and the impact of the Weight Watchers classroom business, operating income increased $32.5 million, or 8.0%, to $439.0 million from $406.5 million and increased as a percentage of sales to 20.4% from 19.5%. Excluding only the special items noted above, operating income increased $3.4 million, or 0.8%, to $439.0 million from $435.6 million and increased as a percentage of sales to 20.4% from 20.0%.

     The North American Grocery & Foodservice segment's operating income increased $16.4 million, or 8.8%, to $203.3 million from $186.9 million. Excluding the special items noted above, operating income increased $9.5 million, or 4.4%, to $226.3 million from $216.8 million, due primarily to sales mix and Operation Excel savings. Additionally, excluding Star-Kist Seafood, operating income increased by 8.8%.

     The North American Frozen segment's operating income increased $4.0 million, or 11.9%, to $37.3 million from $33.4 million. Excluding the special items noted above, operating income increased $0.1 million, or 0.3%, to $42.8 million from $42.7 million, reflecting increased marketing spending behind Boston Market products and the national rollout of the SURP for Ore-Ida frozen potatoes.

     Europe's operating income increased $10.6 million, or 9.8%, to $117.9 million from $107.3 million. Excluding the special items noted above, operating income increased $19.7 million, or 16.5%, to $138.8 million from $119.1 million, and increased 25.1% on a constant currency basis. Europe's increase is primarily attributable to the acquisition of United Biscuit's European Frozen and Chilled Division, increased sales volume and savings from Operation Excel, offset partially by unfavorable foreign exchange rates, increased marketing expenses and lower pricing.

     Asia/Pacific's operating income increased $0.4 million, or 1.1%, to $36.3 million from $35.9 million. Excluding the special items noted above, operating income increased $2.8 million, or 7.0%, to $42.4 million from $39.6 million, and increased 15.3% on a constant currency basis. Heinz affiliates in Australia, China and Indonesia performed well, as sales volumes and operating income were strong, offset by unfavorable foreign exchange rates and a weak quarter in the New Zealand Wattie's business.

     Other Operating Entities' operating income decreased $25.9 million, or 70.0%, due primarily to the divestiture of the Weight Watchers classroom business in the second quarter of last year.

     Net interest expense increased $18.1 million to $75.4 million from $57.3 million last year, driven primarily by increased borrowings resulting from share repurchases and acquisitions over the past year.

     Other income decreased $2.2 million to $2.2 million from $4.4 million last year. Last year's first quarter included a gain of $18.2 million on the sale of an office building in the U.K., partially offset by favorable currency gains in the current year.

     The effective tax rate for the current quarter was 35.2% compared to 37.0% last year. Excluding the special items noted above, the effective rate was 35.0% for both periods.

     Net income in the current quarter was $200.6 million compared to $206.7 million last year and diluted earnings per share was $0.57 in both periods. Excluding the special items noted above and the impact of the Weight Watchers classroom business, net income increased $14.0 million, or 6.2%, to $237.7 million from $223.8 million, and diluted earnings per share increased 11.5%, to $0.68 from $0.61 last year. Excluding only the special items noted above, net income increased to $237.7 million from $236.9 million last year, and diluted earnings per share increased 4.6%, to $0.68 from $0.65 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash used for operating activities was $13.2 million compared to cash provided by operating activities of $49.0 million last year. The decrease in Fiscal 2001 versus Fiscal 2000 is primarily due to expenditures on Operation Excel and increased inventory levels. In order to facilitate the anticipated plant shutdowns and reconfigurations for Operation Excel, the company has increased inventory levels at certain locations.

     Cash used for investing activities totaled $304.0 million compared to $62.1 million last year. Acquisitions in the current period required $130.5 million, due primarily to the purchase of International DiverseFoods Inc. Acquisitions in the prior period required $13.6 million, due primarily to the purchase of Thermo Pac, Inc. During the current period, the company invested $79.7 million in The Hain Celestial Group, Inc. Capital expenditures in the current quarter required $79.4 million compared to $69.5 million last year.

     Cash provided by financing activities increased to $302.6 million from $39.7 million last year. Proceeds from commercial paper and short-term borrowings provided $413.8 million compared to $191.0 million last year. Cash provided from stock options exercised totaled $21.2 million versus $7.3 million last year. Dividend payments totaled $127.8 million compared to $122.8 million for the same period last year. Share repurchases required $2.8 million (0.1 million shares) versus $44.2 million (0.9 million shares) in last year's first quarter. Payments on long-term debt required $11.4 million this quarter compared to $2.4 million last year.

     In the first quarter of Fiscal 2001, the cash requirements of Operation Excel were $127.8 million, consisting of spending for severance and exit costs ($31.7 million), capital expenditures ($39.7 million) and implementation costs ($56.4 million).

     The company's $2.30 billion credit agreement, which expires September 6, 2001, supports its commercial paper program. As of August 2, 2000, $2.29 billion of domestic commercial paper is classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 3, 2000, the company had $2.08 billion of domestic commercial paper outstanding and classified as long-term debt.

     On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.39 1/4 per share from $0.36 3/4 per share, for an indicated annual rate of $1.57 per share. The dividend will be paid on October 10, 2000, to shareholders of record at the close of business on September 22, 2000.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the company is not required to adopt the statement until Fiscal 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

     In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Certain Sales Incentives" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., coupons). These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2001. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 pro-vides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB No. 101, which will be effective in the fourth quarter of Fiscal 2001, will not have a material effect on its financial position or results of operations.

     The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The company's goal remains the achievement of 10% EPS growth for Fiscal 2001 with stronger performance expected in the second half of the year resulting from the contribution of new brands and Operation Excel savings.

OTHER MATTERS

     On September 12, 2000 the company's Board of Directors elected William R. Johnson as Chairman, effective immediately. Mr. Johnson succeeds Anthony J.F. O'Reilly, who retired on September 12, 2000, following the annual shareholders meeting held in Pittsburgh, PA.

     In addition to his new responsibilities as Chairman, Mr. Johnson will continue to serve as President and Chief Executive Officer of the H.J. Heinz Company. He was named President and Chief Operating Officer in June 1996 and CEO on April 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the company's market risk during the three months ended August 2, 2000. For additional information, refer to pages 42-44 of the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     See Note 7 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

     This report contains forward-looking statements regarding the company's future performance. These forward-looking statements are based on management's views and assumptions, and involve risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations (notably the euro and the pound sterling), global economic and industry conditions, achieving cost savings programs, success of acquisitions and new product and packaging innovations and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the company's Form 10-K for the fiscal year ended May 3, 2000, as updated from time to time by the company in its subsequent filings with the Securities and Exchange Commission.

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

        10(a)(vii) H.J. Heinz Company Executive Deferred Compensation Plan.

        12. Computation of Ratios of Earnings to Fixed Charges.

        27. Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended August 2, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: September 14, 2000
                                          By:        /s/ PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: September 14, 2000
                                          By:     /s/ WILLIAM J. SHOWALTER
                                      ..........................................

                                                    William J. Showalter
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)