Form 10-Q
period 2000-11-01
HEINZ H J CO
filed 2000-12-14
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED NOVEMBER 1, 2000          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 7, 2000 was 347,719,408 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Second Quarter Ended
                                                             ------------------------------------
                                                             November 1, 2000    October 27, 1999
                                                                 FY 2001             FY 2000
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,296,478          $2,344,084
Cost of products sold......................................      1,383,126           1,431,644
                                                                ----------          ----------
Gross profit...............................................        913,352             912,440
Selling, general and administrative expenses...............        530,965             585,850
Gain on sale of Weight Watchers............................             --             464,617
                                                                ----------          ----------
Operating income...........................................        382,387             791,207
Interest income............................................          5,658               2,884
Interest expense...........................................         82,061              64,191
Other expenses, net........................................         16,878              11,074
                                                                ----------          ----------
Income before income taxes.................................        289,106             718,826
Provision for income taxes.................................         99,073             303,328
                                                                ----------          ----------
Net income.................................................     $  190,033          $  415,498
                                                                ==========          ==========
Net income per share--diluted..............................     $     0.54          $     1.14
                                                                ==========          ==========
Average common shares outstanding--diluted.................        350,575             363,113
                                                                ==========          ==========
Net income per share--basic................................     $     0.55          $     1.16
                                                                ==========          ==========
Average common shares outstanding--basic...................        347,218             357,866
                                                                ==========          ==========
Cash dividends per share...................................     $   0.3925          $   0.3675
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Six Months Ended
                                                             ------------------------------------
                                                             November 1, 2000    October 27, 1999
                                                                 FY 2001             FY 2000
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $4,449,970          $4,525,091
Cost of products sold......................................      2,644,464           2,755,901
                                                                ----------          ----------
Gross profit...............................................      1,805,506           1,769,190
Selling, general and administrative expenses...............      1,040,461           1,061,627
Gain on sale of Weight Watchers............................             --             464,617
                                                                ----------          ----------
Operating income...........................................        765,045           1,172,180
Interest income............................................         11,299               8,169
Interest expense...........................................        163,120             126,783
Other expenses, net........................................         14,713               6,701
                                                                ----------          ----------
Income before income taxes.................................        598,511           1,046,865
Provision for income taxes.................................        207,851             424,699
                                                                ----------          ----------
Net income.................................................     $  390,660          $  622,166
                                                                ==========          ==========
Net income per share--diluted..............................     $     1.11          $     1.71
                                                                ==========          ==========
Average common shares outstanding--diluted.................        350,575             363,113
                                                                ==========          ==========
Net income per share--basic................................     $     1.13          $     1.74
                                                                ==========          ==========
Average common shares outstanding--basic...................        347,218             357,866
                                                                ==========          ==========
Cash dividends per share...................................     $     0.76          $     0.71
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              November 1, 2000    May 3, 2000*
                                                                  FY 2001           FY 2000
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  164,267        $  137,617
Short-term investments, at cost which approximates market...         14,842            16,512
Receivables, net............................................      1,330,169         1,237,804
Inventories.................................................      1,733,817         1,599,906
Prepaid expenses and other current assets...................        209,761           178,110
                                                                 ----------        ----------
     Total current assets...................................      3,452,856         3,169,949
                                                                 ----------        ----------

Property, plant and equipment...............................      3,924,898         4,347,747
Less accumulated depreciation...............................      1,673,631         1,988,994
                                                                 ----------        ----------
     Total property, plant and equipment, net...............      2,251,267         2,358,753
                                                                 ----------        ----------

Goodwill, net...............................................      1,610,320         1,609,672
Trademarks, net.............................................        647,949           674,279
Other intangibles, net......................................        121,835           127,779
Other non-current assets....................................        959,128           910,225
                                                                 ----------        ----------
     Total other non-current assets.........................      3,339,232         3,321,955
                                                                 ----------        ----------

     Total assets...........................................     $9,043,355        $8,850,657
                                                                 ==========        ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              November 1, 2000    May 3, 2000*
                                                                  FY 2001           FY 2000
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $2,909,056        $  151,168
Portion of long-term debt due within one year...............         18,049            25,407
Accounts payable............................................        967,582         1,026,960
Salaries and wages..........................................         35,422            48,646
Accrued marketing...........................................        130,889           200,775
Accrued restructuring costs.................................         64,938           125,704
Other accrued liabilities...................................        289,592           358,738
Income taxes................................................        267,578           188,672
                                                                 ----------        ----------
     Total current liabilities..............................      4,683,106         2,126,070
                                                                 ----------        ----------

Long-term debt..............................................      1,807,760         3,935,826
Deferred income taxes.......................................        241,544           271,831
Non-pension postretirement benefits.........................        207,216           208,958
Other liabilities...........................................        623,877           712,116
                                                                 ----------        ----------
     Total long-term debt and other liabilities.............      2,880,397         5,128,731
                                                                 ----------        ----------

Shareholders' Equity:
Capital stock...............................................        107,905           107,913
Additional capital..........................................        310,719           304,318
Retained earnings...........................................      4,883,394         4,756,513
                                                                 ----------        ----------
                                                                  5,302,018         5,168,744

Less:
  Treasury stock at cost (84,535,997 shares at November 1,
     2000 and 83,653,233 shares at May 3, 2000).............      2,975,472         2,920,471
  Unearned compensation relating to the ESOP................          5,621             7,652
  Accumulated other comprehensive loss......................        841,073           644,765
                                                                 ----------        ----------
     Total shareholders' equity.............................      1,479,852         1,595,856
                                                                 ----------        ----------
     Total liabilities and shareholders' equity.............     $9,043,355        $8,850,657
                                                                 ==========        ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              November 1, 2000   October 27, 1999
                                                                  FY 2001            FY 2000
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                    (Thousands of Dollars)

Cash (used for) provided by Operating Activities............     $  (1,798)         $ 190,108
                                                                 ---------          ---------
Cash Flows from Investing Activities:
     Capital expenditures...................................      (170,852)          (181,919)
     Acquisitions, net of cash acquired.....................      (126,502)           (60,241)
     Proceeds from divestitures.............................        85,508            723,344
     Purchases of short-term investments....................      (876,567)          (665,457)
     Sales and maturities of short-term investments.........       858,458            671,493
     Investment in The Hain Celestial Group, Inc............       (79,743)           (99,764)
     Other items, net.......................................       (10,606)               165
                                                                 ---------          ---------
          Cash (used for) provided by investing
            activities......................................      (320,304)           387,621
                                                                 ---------          ---------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................       (19,087)          (370,028)
     Proceeds from commercial paper and short-term
       borrowings, net......................................       688,909            251,462
     Proceeds from long-term debt...........................           915             18,500
     Dividends..............................................      (263,779)          (254,102)
     Purchases of treasury stock............................       (90,110)          (192,654)
     Exercise of stock options..............................        31,535             10,749
     Other items, net.......................................         9,204              7,706
                                                                 ---------          ---------
          Cash provided by (used for) financing
            activities......................................       357,587           (528,367)
                                                                 ---------          ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (8,835)             2,660
                                                                 ---------          ---------
Net increase in cash and cash equivalents...................        26,650             52,022
Cash and cash equivalents at beginning of year..............       137,617            115,982
                                                                 ---------          ---------
Cash and cash equivalents at end of period..................     $ 164,267          $ 168,004
                                                                 =========          =========

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

(4)   The composition of inventories at the balance sheet dates was as follows:

                                                      November 1, 2000    May 3, 2000
                                                      ----------------    -----------
                                                          (Thousands of Dollars)
Finished goods and work-in-process..................     $1,424,009       $1,270,329
Packaging material and ingredients..................        309,808          329,577
                                                         ----------       ----------
                                                         $1,733,817       $1,599,906
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

     During the first quarter of Fiscal 2000, the company reorganized certain of its foreign operations, and, as a result, expects to pay approximately $210 million in foreign income taxes during the second half of Fiscal 2001. Because the company increased tax basis in amortizable assets at the same time, the company expects the reorganization will result in aggregate net positive cash flow.

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

     During the first six months of Fiscal 2001, the company recognized costs related to the implementation of Operation Excel of $133.7 million pretax ($0.26 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable sever-ance costs associated with terminated employees, equipment relocation costs and commissioning costs.

     During the first six months of Fiscal 2001, the company recognized restructuring charges of $33.5 million pretax, or $0.06 per share, associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador. This charge was recorded in cost of products sold and consisted of asset write-downs ($32.2 million pretax), severance ($0.5 million pretax) and exit costs ($0.8 million pretax). This charge was offset by the reversals of unutilized Operation Excel accruals (severance costs of $1.9 million pretax and exit costs of $9.1 million pretax) and asset write-downs ($22.8 million pretax) of $33.8 million pretax, or $0.07 per share. These reversals were recorded in cost of products sold ($21.4 million) and selling, general and administrative expenses ($12.4 million) and were primarily the result of lower than expected lease termination costs related to exiting the company's fitness business and revisions in estimates of fair values of assets which have been disposed of as part of Operation Excel.

     During the first six months of Fiscal 2001, the company utilized $50.6 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/Pacific region.

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of November 1, 2000 were as follows:

                             Non-Cash        Employee
                               Asset      Termination and    Accrued     Implementation
(Dollars in millions)       Write-Downs   Severance Costs   Exit Costs       Costs          Total
---------------------       -----------   ---------------   ----------   --------------     -----
Restructuring and
  implementation costs --
  Fiscal 1999.............    $ 294.9         $159.4          $45.3         $  53.2        $ 552.8
Amounts utilized -- Fiscal
  1999....................     (294.9)         (67.3)          (9.8)          (53.2)        (425.2)
                              -------         ------          -----         -------        -------
Accrued restructuring
  costs -- April 28,
  1999....................         --           92.1           35.5              --          127.6
Net restructuring and
  implementation costs --
  Fiscal 2000.............       61.6           84.5           30.1           216.5          392.7
Amounts utilized -- Fiscal
  2000....................      (61.6)         (86.3)         (30.7)         (216.5)        (395.1)
                              -------         ------          -----         -------        -------
Accrued restructuring
  costs -- May 3, 2000....         --           90.3           34.9              --          125.2
Net restructuring and
  implementation costs --
  Fiscal 2001.............        9.4           (1.4)          (8.3)          133.7          133.4
Amounts utilized -- Fiscal
  2001....................       (9.4)         (44.3)          (6.3)         (133.7)        (193.7)
                              -------         ------          -----         -------        -------
Accrued restructuring
  costs -- November 1,
  2000....................    $    --         $ 44.6          $20.3         $    --        $  64.9
                              =======         ======          =====         =======        =======

     As of November 1, 2000, the company has closed or exited all of the 23 factories or businesses that were scheduled for closure or divestiture. Management estimates that Operation Excel will impact approximately 8,500 employees with a net reduction in the workforce of approximately 6,900, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first six months of Fiscal 2001, the company's workforce was reduced by approximately 3,100 employees.

(7) During Fiscal 2001, the company completed the acquisition of IDF Holdings, Inc., the parent of International DiverseFoods Inc., a leading manufacturer of customized dressings, sauces, mixes and condiments for restaurant chains and foodservice distributors. The company also made a smaller acquisition.

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

     The following table presents information about the company's reportable segments:

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  November 1, 2000   October 27, 1999   November 1, 2000   October 27, 1999
                                      FY 2001            FY 2000            FY 2001            FY 2000
                                  ----------------   ----------------   ----------------   ----------------
                                                           (Thousands of Dollars)
Net external sales:
  North American Grocery &
    Foodservice.................     $1,039,331         $1,028,657         $1,971,908         $1,994,780
  North American Frozen.........        288,596            255,097            515,786            467,509
  Europe........................        623,211            605,921          1,262,138          1,157,430
  Asia/Pacific..................        261,724            295,024            534,297            580,853
  Other Operating Entities......         83,616            159,385            165,841            324,519
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $2,296,478         $2,344,084         $4,449,970         $4,525,091
                                     ==========         ==========         ==========         ==========
Intersegment sales:
  North American Grocery &
    Foodservice.................     $    9,832         $    9,215         $   19,412         $   16,129
  North American Frozen.........          3,418              4,171              6,268              7,135
  Europe........................          1,422                555              2,178              1,918
  Asia/Pacific..................            568              1,204                981              1,659
  Other Operating Entities......          1,021              1,072              2,029              2,526
  Non-Operating (a).............        (16,261)           (16,217)           (30,868)           (29,367)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $       --         $       --         $       --         $       --
                                     ==========         ==========         ==========         ==========
Operating income (loss):
  North American Grocery &
    Foodservice.................     $  191,575         $  181,055         $  394,851         $  367,945
  North American Frozen.........         59,640             42,629             96,988             76,014
  Europe........................        107,244            105,026            225,149            212,367
  Asia/Pacific..................         22,713             29,001             59,050             64,932
  Other Operating Entities......         18,920            487,468             29,984            524,407
  Non-Operating (a).............        (17,705)           (53,972)           (40,977)           (73,485)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $  382,387         $  791,207         $  765,045         $1,172,180
                                     ==========         ==========         ==========         ==========
Core operating income (loss)
  (b):
  North American Grocery &
    Foodservice.................     $  239,064         $  221,979         $  465,339         $  438,771
  North American Frozen.........         62,905             49,116            105,727             91,800
  Europe........................        124,368            122,315            263,119            241,409
  Asia/Pacific..................         39,987             41,379             82,388             81,003
  Other Operating Entities......          7,857              7,232             18,921             15,041
  Non-Operating (a).............        (14,684)           (23,972)           (36,981)           (43,485)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $  459,497         $  418,049         $  898,513         $  824,539
                                     ==========         ==========         ==========         ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Second Quarter ended November 1, 2000 - Excludes net restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $47.5 million, North American Frozen $3.3 million, Europe $17.1 million, Asia/Pacific $17.3 million, Other Operating entities ($11.1) million and Non-Operating entities $3.0 million.

    Second Quarter ended October 27, 1999 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $40.9 million, North American Frozen $6.5 million, Europe $17.3 million, and Asia/Pacific $12.4 million; excludes the impact of the Weight

    Watchers classroom business $15.6 million and the $464.6 million gain on the sale of this business in Other Operating entities; excludes the Foundation Contribution in Non-Operating $30.0 million.

    Six months ended November 1, 2000 - Excludes net restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $70.5 million, North American Frozen $8.7 million, Europe $38.0 million, Asia/Pacific $23.3 million, Other Operating entities ($11.1) million and Non-Operating entities $4.0 million.

    Six months ended October 27, 1999 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $50.8 million, North American Frozen $15.8 million, Europe $29.0 million, and Asia/Pacific $16.1 million; excludes costs related to Ecuador in North American Grocery & Foodservice $20.0 million; excludes the impact of the Weight Watchers classroom business $44.7 million and the $464.6 million gain on the sale of this business in Other Operating entities; excludes the Foundation Contribution in Non-Operating $30.0 million.

     The company's revenues are generated via the sale of products in the following categories:

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  November 1, 2000   October 27, 1999   November 1, 2000   October 27, 1999
                                      FY 2001            FY 2000            FY 2001            FY 2000
                                  ----------------   ----------------   ----------------   ----------------
                                                           (Thousands of Dollars)
Ketchup, Condiments and
  Sauces........................     $  632,673         $  580,557         $1,225,588         $1,192,169
Frozen Foods....................        490,998            357,974            910,743            659,054
Tuna............................        234,813            262,523            492,622            534,141
Soups, Beans and Pasta Meals....        316,072            312,663            559,532            546,430
Infant Foods....................        209,394            241,379            432,478            472,780
Pet Products....................        287,534            309,536            564,150            603,873
Other...........................        124,994            279,452            264,857            516,644
                                     ----------         ----------         ----------         ----------
    Total.......................     $2,296,478         $2,344,084         $4,449,970         $4,525,091
                                     ==========         ==========         ==========         ==========

(10) The company's $2.3 billion credit facility which supports the company's commercial paper program is scheduled to expire in September 2001. As a result, commercial paper that has previously been classified as long-term debt is classified as short-term debt as of November 1, 2000.

     On November 6, 2000, the company issued $1.0 billion of remarketable securities due November 2020. The proceeds were used to repay domestic commercial paper. The securities will have a coupon rate of 6.82% until November 15, 2001. The securities are subject to mandatory tender by all holders to the remarketing dealer on November 15, 2001 and on each November 15 thereafter, and the interest rate will be reset on such dates. The company received a premium from the remarketing dealer for the right to require the mandatory tender of the securities. The amortization of the premium will result in an effective interest rate of 5.82%. If the remarketing dealer does not elect to exercise its right to a mandatory tender of the securities or otherwise does not purchase all of the securities on a remarketing date, then the company is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest.

(11) On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.39 1/4 per share from $0.36 3/4 per share, for an indicated annual rate of $1.57 per share.

(12) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  November 1, 2000   October 27, 1999   November 1, 2000   October 27, 1999
                                      FY 2001            FY 2000            FY 2001            FY 2000
                                  ----------------   ----------------   ----------------   ----------------
                                                  (In Thousands, Except per Share Amounts)
Net income per share--basic:
  Net income....................      $190,033           $415,498           $390,660           $622,166
  Preferred dividends...........             6                  7                 12                 14
                                      --------           --------           --------           --------
  Net income applicable to
    common stock................      $190,027           $415,491            390,648            622,152
                                      ========           ========           ========           ========
  Average common shares
    outstanding--basic..........       347,218            357,866            347,218            357,866
                                      ========           ========           ========           ========
  Net income per share--basic...      $   0.55           $   1.16           $   1.13           $   1.74
                                      ========           ========           ========           ========
Net income per share--diluted:
  Net income....................      $190,033           $415,498           $390,660           $622,166
                                      ========           ========           ========           ========
  Average common shares
    outstanding.................       347,218            357,866            347,218            357,866
  Effect of dilutive securities:
    Convertible preferred
      stock.....................           181                233                181                233
    Stock options...............         3,176              5,014              3,176              5,014
                                      --------           --------           --------           --------
  Average common shares
    outstanding--diluted........       350,575            363,113            350,575            363,113
                                      ========           ========           ========           ========
  Net income per
    share--diluted..............      $   0.54           $   1.14           $   1.11           $   1.71
                                      ========           ========           ========           ========

     Stock options outstanding of 12.1 million and 10.7 million as of November 1, 2000 and October 27, 1999, respectively, were not included in the above net income per diluted share calculations because to do so would have been antidilutive for the periods presented.

(13) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  November 1, 2000   October 27, 1999   November 1, 2000   October 27, 1999
                                      FY 2001            FY 2000            FY 2001            FY 2000
                                  ----------------   ----------------   ----------------   ----------------
                                                           (Thousands of Dollars)
Net income......................     $ 190,033          $ 415,498          $ 390,660          $ 622,166
Other comprehensive income
  (loss):
    Foreign currency translation
      adjustment................      (131,367)            (3,463)          (194,775)           (32,783)
    Minimum pension liability
      adjustment................         1,503               (794)            (1,533)             1,190
                                     ---------          ---------          ---------          ---------
Comprehensive income............     $  60,169          $ 411,241          $ 194,352          $ 590,573
                                     =========          =========          =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATION EXCEL

     In Fiscal 1999, the company announced a growth and restructuring initiative named "Operation Excel." This initiative is a multi-year, multi-faceted program that includes creating manufacturing centers of excellence, focusing the product portfolio, realigning the company's management teams and investing in growth initiatives. The company estimates that the total costs related to Operation Excel will amount to approximately $1.2 billion, an increase from the original estimate of $1.1 billion. This increase is attributable to additional projects and implementation costs including exiting the company's domestic can-making operations, exiting a tuna processing facility in Ecuador, and additional initiatives throughout the globe. These new projects are expected to deliver business simplifications and improvements in the company's capital structure. The company anticipates that substantially all restructuring charges and implementation costs will be recognized by the end of Fiscal 2001. For more information regarding Operation Excel, please refer to the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

     During the first six months of Fiscal 2001, the company recognized costs related to the implementation of Operation Excel of $133.7 million pretax ($0.26 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable severance costs associated with terminated employees, equipment relocation costs and commissioning costs. See footnote 9 for a breakdown of Operation Excel net restructuring and implementation costs by segment.

     During the first six months of Fiscal 2001, the company recognized restructuring charges of $33.5 million pretax, or $0.06 per share, associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador. This charge was recorded in cost of products sold and consisted of asset write-downs ($32.2 million pretax), severance ($0.5 million pretax) and exit costs ($0.8 million pretax). This charge was offset by the reversals of unutilized Operation Excel accruals (severance costs of $1.9 million pretax and exit costs of $9.1 million pretax) and asset write-downs ($22.8 million pretax) of $33.8 million pretax, or $0.07 per share. These reversals were recorded in cost of products sold ($21.4 million) and selling, general and administrative expenses ("SG&A") ($12.4 million) and were primarily the result of lower than expected lease termination costs related to exiting the company's fitness business and revisions in estimates of fair values of assets which have been disposed of as part of Operation Excel.

     During the first six months of Fiscal 2001, the company utilized $50.6 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/Pacific region. See footnote 6 for further information.

     As of November 1, 2000, the company has closed or exited all of the 23 factories or businesses that were scheduled for closure or divestiture. Management estimates that Operation Excel will impact approximately 8,500 employees with a net reduction in the workforce of approximately 6,900, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first six months of Fiscal 2001, the company's workforce was reduced by approximately 3,100 employees. The remaining employee terminations are expected to take place within 12 months.

     The pretax savings generated from all Operation Excel initiatives was approximately $70 million in Fiscal 2000. Savings are projected to grow to $145 million in Fiscal 2001 and $215 million in Fiscal 2002, with non-cash savings of $15 million or less in any year (based on original project exchange rates utilized during the company's initial project evaluation). At recent exchange rates, savings are projected to be approximately $200 million in Fiscal 2002. Fiscal 2001 savings are expected to be realized predominantly in the latter half of the year as the planned factory closures and business divestitures were completed in the first half of the year.

     Successful execution of Operation Excel will help the company achieve the following targets over the next three years:

     - $240 million in annual ongoing pretax savings upon full implementation (at original project exchange rates); at recent exchange rates, annual ongoing pretax savings upon full implementation is expected to be approximately $225 million

     - Earnings per share growth of 10 to 12 percent per year on average

     - Sales growth of 4 to 5 percent per year on average

     - Gross margins of 42%

     - Return on invested capital of 40%

     - $2.5 billion of free cash flow.

            THREE MONTHS ENDED NOVEMBER 1, 2000 AND OCTOBER 27, 1999

RESULTS OF OPERATIONS

     For the three months ended November 1, 2000, sales decreased $47.6 million, or 2.0%, to $2,296.5 million from $2,344.1 million last year. Sales were unfavorably impacted by foreign exchange translation rates (5.0%), divestitures (4.2%), primarily the Weight Watchers classroom business, and lower pricing (0.4%). Sales were favorably impacted by acquisitions (6.6%), primarily United Biscuit's European Frozen and Chilled Division, and increased volume (1.0%). Excluding the impact of the Weight Watchers classroom business, sales increased 6.4% on a constant currency basis and 1.4% after the impact of foreign currency.

     The North American Grocery & Foodservice segment's sales increased $10.7 million, or 1.0%. Excluding the seafood business, which continues to be unfavorably impacted by raw fish prices at 30-year lows, and pet food, sales increased by 10%. Acquisitions, primarily in the foodservice business, net of divestitures, increased sales 3.6%. Lower pricing reduced sales 2.2%, due mainly to lower pricing in pet food and tuna, partially offset by increases in ketchup, gravy and foodservice. Sales volume decreased 0.3%, with decreases in tuna and canned pet food being partially offset by increases in ketchup, soups and foodservice. The impact of foreign exchange rates in Canada was negligible.

     North American Frozen's sales increased $33.5 million, or 13.1%. Sales volume increased 9.2% due primarily to Boston Market HomeStyle Frozen Meals and Smart-Ones frozen entrees, the latter being driven in part by the launch of Main Street Bistro bowls. Higher pricing increased sales 3.9%, primarily in frozen potatoes.

     Europe's sales increased $17.3 million, or 2.9%. On a constant currency basis, sales increased 16.4%. Acquisitions, net of divestitures, increased sales 16.7%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division. Higher pricing increased sales by 0.1%. Unfavorable foreign exchange translation rates decreased sales 13.5%. Sales volume decreased 0.4%.

     Sales in Asia/Pacific declined $33.3 million, or 11.3%, primarily due to unfavorable exchange rates, which decreased sales by 11.8%. Acquisitions increased sales by 0.4% and sales volume increased 0.2%, with solid increases in Indonesia and China. Sales were reduced by 0.1% due to lower pricing. In addition to being reduced by foreign exchange, Australia and New Zealand sales have been adversely impacted in the current period by Excel-related organizational changes which are expected to produce future efficiency and marketing advantages.

     Sales for Other Operating Entities decreased $75.8 million, or 47.5%. Divestitures, primarily the Fiscal 2000 disposal of the Weight Watchers classroom business, reduced sales 53.8%. Sales volume increased 3.2% and favorable pricing increased sales 2.1%. Favorable foreign exchange rates increased sales 1.0%.

     The current year's second quarter results include net Operation Excel costs of $77.1 million pretax or $0.14 per share. These net Operation Excel costs include implementation costs, and restructuring charges associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador, partially offset by the reversals of unutilized Operation Excel accruals and asset write-downs. Also included in the second quarter results is a pretax loss of $5.6 million ($0.01 per share) which represents the company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings. Last year's second quarter was favorably impacted by a number of special items and the impact of the Weight Watchers classroom business, which net to $368.4 million pre-tax and $0.51 per share, and are summarized in the table below.

     The following tables provide a comparison of the company's reported results and the core results for the second quarters of Fiscal 2001 and Fiscal 2000. (Note: Core results exclude special items and the divested Weight Watchers classroom business.)

(Dollars in millions except per share amounts)              Second Quarter Ended November 1, 2000
                                                -------------------------------------------------------------
                                                                           Operating
                                                Net Sales   Gross Profit    Income     Net Income   Per Share
                                                ---------   ------------   ---------   ----------   ---------
Reported results..........................      $2,296.5      $ 913.4       $ 382.4     $ 190.0      $ 0.54
  Operation Excel Costs...................            --         47.7          77.1        48.1        0.14
  Equity Loss on Investment in The Hain
    Celestial Group.......................            --           --            --         3.5        0.01
                                                ---------     -------       -------     -------      ------
Core results..............................      $2,296.5      $ 961.0       $ 459.5     $ 241.7      $ 0.69
                                                =========     =======       =======     =======      ======

                                                     Second Quarter Ended October 27, 1999
                                         -------------------------------------------------------------
                                                                    Operating
                                         Net Sales   Gross Profit    Income     Net Income   Per Share
                                         ---------   ------------   ---------   ----------   ---------
Reported results.......................  $2,344.1      $ 912.4       $ 791.2     $ 415.5      $ 1.14
  Operation Excel Costs................        --         30.8          77.1        60.1        0.17
  Foundation Contribution..............        --           --          30.0        18.9        0.05
  Gain on Sale of Weight Watchers
    Classroom Business.................        --           --        (464.6)     (259.7)      (0.72)
  Impact of Weight Watchers Classroom
    Business...........................     (79.9)       (40.2)        (15.6)       (6.4)      (0.02)
                                         ---------     -------       -------     -------      ------
Core results...........................  $2,264.2      $ 903.1       $ 418.0     $ 228.4      $ 0.63
                                         =========     =======       =======     =======      ======

(Note: Totals may not add due to rounding.)

     Gross profit increased $0.9 million, or 0.1%, to $913.4 million from $912.4 million and the gross profit margin increased to 39.8% from 38.9%. Core gross profit increased $57.9 million, or 6.4%, to $961.0 million from $903.1 million and the core gross profit margin increased to 41.8% from 39.9%. Core gross profit in the North American Grocery & Foodservice segment increased $38.6 million or 9.7% due primarily to acquisitions and savings from Operation Excel, partially offset by lower pricing. North American Frozen's core gross profit increased $16.9 million or 14.1%, due to increased sales. Europe's core gross profit increased $8.7 million, or 3.5%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division and savings from Operation Excel, offset partially by unfavorable foreign exchange rates. The Asia/Pacific segment's core gross profit decreased $7.0 million, or 6.4%, primarily due to unfavorable foreign exchange rates. Core gross profit in the Other Operating Entities segment increased $0.8 million, or 3.4%.

     SG&A decreased $54.9 million, or 9.4%, to $531.0 million from $585.9 million, and decreased as a percentage of sales to 23.1% from 25.0%. Core SG&A increased $16.4 million, or 3.4%, to $501.5 million from $485.1 million and increased as a percentage of sales to 21.8% from 21.4%.

     Operating income decreased $408.8 million, or 51.7%, to $382.4 million from $791.2 million, and decreased as a percentage of sales to 16.7% from 33.8%. Core operating income increased $41.4 million, or 9.9%, to $459.5 million from $418.0 million and increased as a percentage of sales to 20.0% from 18.5%. On a constant currency basis, core operating income increased 17.0%.

     The North American Grocery & Foodservice segment's operating income increased $10.5 million, or 5.8%, to $191.6 million from $181.1 million. Core operating income increased $17.1 million, or 7.7%, to $239.1 million from $222.0 million, due primarily to sales mix, Operation Excel savings and acquisitions, partially offset by lower pricing.

     The North American Frozen segment's operating income increased $17.0 million, or 39.9%, to $59.6 million from $42.6 million. Core operating income increased $13.8 million, or 28.1%, to $62.9 million from $49.1 million reflecting favorable pricing and Operation Excel savings.

     Europe's operating income increased $2.2 million, or 2.1%, to $107.2 million from $105.0 million. Core operating income increased $2.1 million, or 1.7%, to $124.4 million from $122.3 million. Europe's increase is primarily attributable to the acquisition of United Biscuit's European Frozen and Chilled Division and savings from Operation Excel, offset partially by unfavorable foreign exchange rates. Core operating income increased 18.8% on a constant currency basis.

     Asia/Pacific's operating income decreased $6.3 million, or 21.7%, to $22.7 million from $29.0 million. Core operating income decreased $1.4 million, or 3.4%, to $40.0 million from $41.4 million, but increased 17.2% on a constant currency basis. While cost savings associated with Excel supply chain initiatives continue to drive profits, Australia and New Zealand have been adversely impacted in the current period by foreign exchange and by Excel-related organizational changes which are expected to produce future efficiency and marketing advantages.

     Other Operating Entities' operating income decreased $468.5 million, to $18.9 million from $487.5 million. Last year's second quarter included the gain of $464.6 million on the divestiture of the Weight Watchers classroom business. Core operating income increased 8.6% to $7.9 million from $7.2 million.

     Net interest expense increased $15.1 million to $76.4 million from $61.3 million last year. Core net interest expense increased $19.2 million to $76.4 million from $57.2 million last year, driven primarily by higher interest rates and increased borrowings resulting from share repurchases, acquisitions and increased working capital over the past year.

     Other expense increased $5.8 million to $16.9 million from $11.1 million last year. On a core basis, other expense increased $0.9 million to $11.3 million from $10.4 million.

     The effective tax rate for the current quarter was 34.3% compared to 42.2% last year. The effective rate on core earnings was 35.0% for the current year compared to 34.8% for the prior year.

     Net income in the current quarter was $190.0 million compared to $415.5 million last year and diluted earnings per share was $0.54 in the current quarter versus $1.14 in the same period last year. Core net income increased $13.3 million, or 5.8%, to $241.7 million from $228.4 million, and core diluted earnings per share increased 9.5%, to $0.69 from $0.63 last year.

             SIX MONTHS ENDED NOVEMBER 1, 2000 AND OCTOBER 27, 1999

RESULTS OF OPERATIONS

     For the six months ended November 1, 2000, sales decreased $75.1 million, or 1.7%, to $4,450.0 million from $4,525.1 million last year. Sales were unfavorably impacted by divestitures (4.9%), primarily the Weight Watchers classroom business, foreign exchange translation rates (4.0%), and lower pricing (0.8%). Sales were favorably impacted by acquisitions (6.5%), primarily United Biscuit's European Frozen and Chilled Division, and increased volume (1.5%). Excluding the impact of the Weight Watchers classroom business, sales increased 6.3% on a constant currency basis and 2.3% after the impact of foreign currency.

     The North American Grocery & Foodservice segment's sales decreased $22.9 million, or 1.1%, primarily due to lower pricing of 2.1%, largely in tuna and pet food. Volume declines, mainly in tuna and canned pet food, decreased sales 0.6%. Acquisitions, primarily in the foodservice business, net of divestitures, increased sales 1.7%. The impact of foreign exchange rates in Canada was negligible.

     North American Frozen's sales increased $48.3 million, or 10.3%. Sales volume increased 7.2% due to strong sales of Boston Market HomeStyle Frozen Meals and Smart-Ones frozen entrees. Higher pricing increased sales 3.1%, primarily in frozen potatoes.

     Europe's sales increased $104.7 million, or 9.0%. On a constant currency basis, sales increased 20.0%. Acquisitions, primarily United Biscuit's European Frozen and Chilled Division, net of divestitures, increased sales 18.4%. Sales volume increased 2.4%. Unfavorable foreign exchange translation rates decreased sales 11.0%. Lower pricing decreased sales by 0.8%.

     Sales in Asia/Pacific declined $46.6 million, or 8.0%, primarily due to unfavorable exchange rates, which decreased sales by 8.6%. Acquisitions increased sales by 0.6% and sales volume increased 0.4%. Lower pricing reduced sales by 0.4%. In addition to being reduced by foreign exchange, Australia and New Zealand sales have been adversely impacted in the current period by Excel-related organizational changes which are expected to produce future efficiency and marketing advantages.

     Sales for Other Operating Entities decreased $158.7 million, or 48.9%. Divestitures, primarily the Fiscal 2000 disposal of the Weight Watchers classroom business, reduced sales 54.5%. Sales volume increased 5.0% and favorable pricing increased sales 1.6%. Unfavorable foreign exchange rates decreased sales 1.0%.

     The current year results include net Operation Excel costs of $133.5 million pretax or $0.24 per share. These net Operation Excel costs include implementation costs, and restructuring charges associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador, partially offset by the reversals of unutilized Operation Excel accruals and asset write-downs. Also included in the current year results is a pretax loss of $5.6 million ($0.01 per share) which represents the company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings. Last year's second quarter was favorably affected by a number of special items and the impact of the Weight Watchers classroom business, which net to $353.9 million pre-tax and $0.46 per share, and are summarized in the table below.

     The following tables provide a comparison of the company's reported results and the core results for the six months ended November 1, 2000 and October 27, 1999. (Note: Core results exclude special items and the divested Weight Watchers classroom business.)

(Dollars in millions except per share amounts)                Six Months Ended November 1, 2000
                                                -------------------------------------------------------------
                                                                           Operating
                                                Net Sales   Gross Profit    Income     Net Income   Per Share
                                                ---------   ------------   ---------   ----------   ---------
Reported results..........................      $4,450.0     $ 1,805.5     $  765.0     $ 390.7      $ 1.11
  Operation Excel Costs...................            --          65.0        133.5        85.3        0.24
  Equity Loss on Investment in The Hain
    Celestial Group.......................            --            --           --         3.5        0.01
                                                ---------    ---------     --------     -------      ------
Core results..............................      $4,450.0     $ 1,870.5     $  898.5     $ 479.4      $ 1.37
                                                =========    =========     ========     =======      ======

                                                       Six Months Ended October 27, 1999
                                         -------------------------------------------------------------
                                                                    Operating
                                         Net Sales   Gross Profit    Income     Net Income   Per Share
                                         ---------   ------------   ---------   ----------   ---------
Reported results.......................  $4,525.1     $ 1,769.2     $1,172.2     $ 622.2      $ 1.71
  Operation Excel Costs................        --          41.2        111.7        82.2        0.23
  Ecuador Expenses.....................        --          20.0         20.0        20.0        0.05
  Gain on U.K. Building Sale...........        --            --           --       (11.8)      (0.03)
  Foundation Contribution..............        --            --         30.0        18.9        0.05
  Gain on Sale of Weight Watchers
    Classroom Business.................        --            --       (464.6)     (259.7)      (0.72)
  Impact of Weight Watchers Classroom
    Business...........................    (175.3)        (93.0)       (44.7)      (19.6)      (0.05)
                                         ---------    ---------     --------     -------      ------
Core results...........................  $4,349.8     $ 1,737.4     $  824.5     $ 452.2      $ 1.25
                                         =========    =========     ========     =======      ======

(Note: Totals may not add due to rounding.)

     Gross profit increased $36.3 million, or 2.1%, to $1,805.5 million from $1,769.2 million and the gross profit margin increased to 40.6% from 39.1%. Core gross profit increased $133.1 million, or 7.7%, to $1,870.5 million from $1,737.4 million and the gross profit margin increased to 42.0% from 39.9%. Core gross profit in the North American Grocery & Foodservice segment increased $57.4 million or 7.4% due primarily to acquisitions and savings from Operation Excel, partially offset by lower pricing. North American Frozen's core gross profit increased $23.4 million or 10.7%, due to increased sales and savings from Operation Excel. Europe's core gross profit increased $52.9 million, or 10.9%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division and savings from Operation Excel, offset partially by unfavorable foreign exchange rates. The Asia/Pacific segment's core gross profit decreased $5.5 million, or 2.6%, primarily due to unfavorable foreign exchange rates. Core gross profit in the Other Operating Entities segment increased $5.4 million, or 12.0%.

     SG&A decreased $21.2 million, or 2.0%, to $1,040.5 million from $1,061.6 million, and decreased as a percentage of sales to 23.4% from 23.5%. Core SG&A increased $59.1 million, or 6.5%, to $972.0 million from $912.9 million and increased as a percentage of sales to 21.8% from 21.0%.

     Operating income decreased $407.1 million, or 34.7%, to $765.0 million from $1,172.2 million, and decreased as a percentage of sales to 17.2% from 25.9%. Core operating income increased $74.0 million, or 9.0%, to $898.5 million from $824.5 million and increased as a percentage of sales to 20.2% from 19.0%. On a constant currency basis, core operating income increased 14.2%.

     The North American Grocery & Foodservice segment's operating income increased $26.9 million, or 7.3%, to $394.9 million from $367.9 million. Core operating income increased $26.6 million, or 6.1%, to $465.3 million from $438.8 million, due primarily to sales mix, Operation Excel savings and acquisitions, partially offset by lower pricing.

     The North American Frozen segment's operating income increased $21.0 million, or 27.6%, to $97.0 million from $76.0 million. Core operating income increased $13.9 million, or 15.2%, to $105.7 million from $91.8 million, due primarily to increased sales and Operation Excel savings, partially offset by increased marketing spending behind Boston Market products and the national rollout of the Stand Up Resealable Packaging ("SURP") for Ore-Ida frozen potatoes.

     Europe's operating income increased $12.8 million, or 6.0%, to $225.1 million from $212.4 million. Core operating income increased $21.7 million, or 9.0%, to $263.1 million from $241.4 million. Europe's increase is primarily attributable to the acquisition of United Biscuit's European Frozen and Chilled Division, increased sales volume and Operation Excel savings, offset partially by unfavorable foreign exchange rates. Core operating income increased 21.9% on a constant currency basis.

     Asia/Pacific's operating income decreased $5.9 million, or 9.1%, to $59.1 million from $64.9 million. Core operating income increased $1.4 million, or 1.7%, to $82.4 million from $81.0 million, and increased 16.3% on a constant currency basis. While cost savings associated with Excel supply chain initiatives continue to drive profits, Australia and New Zealand have been adversely impacted in the current period by foreign exchange and by Excel-related organizational changes which are expected to produce future efficiency and marketing advantages.

     Other Operating Entities' operating income decreased $494.4 million, to $30.0 million from $524.4 million. Included in last year's operating income was the gain of $464.6 million on the divestiture of the Weight Watchers classroom business. Core operating income increased 25.8% to $18.9 million from $15.0 million.

     Net interest expense increased $33.2 million to $151.8 million from $118.6 million last year. Core net interest expense increased $43.5 million to $151.8 million from $108.3 million last year, driven primarily by higher interest rates and increased borrowings resulting from share repurchases, acquisitions and increased working capital over the past year.

     Other expense increased $8.0 million to $14.7 million from $6.7 million last year. On a core basis, other expense decreased $14.1 million to $9.1 million from $23.2 million, primarily due to lower foreign currency losses in the current year.

     The effective tax rate for the current year was 34.7% compared to 40.6% last year. The effective rate on core earnings was 35.0% for the current year compared to 34.8% for the prior year.

     Net income for the current six months was $390.7 million compared to $622.2 million last year and diluted earnings per share was $1.11 compared to $1.71. Core net income increased $27.3 million, or 6.0%, to $479.4 million from $452.2 million, and core diluted earnings per share increased 9.6%, to $1.37 from $1.25 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash used for operating activities was $1.8 million compared to cash provided by operating activities of $190.1 million last year. The decrease in Fiscal 2001 versus Fiscal 2000 is primarily due to expenditures for Operation Excel and an increase in working capital.

     Cash used for investing activities totaled $320.3 million compared to providing $387.6 million last year. Capital expenditures in the current period required $170.9 million versus $181.9 million last year. Acquisitions in the current period required $126.5 million, due primarily to the purchase of IDF Holdings, Inc., the parent of International DiverseFoods Inc. Acquisitions in the prior year required $60.2 million, due to purchases of Quality Chef, Thermo-Pac, Inc. and Remedia Limited in Israel. During the current period, the company invested $79.7 million in The Hain Celestial Group, Inc. Last year the company invested $99.8 million in the Hain Celestial Group. In the current period, proceeds from divestitures provided $85.5 million, primarily from the disposal of the company's domestic can-making facilities. Last year, proceeds from divestitures totaled $723.3 million primarily due to the sale of the Weight Watchers classroom business.

     Cash provided by financing activities totaled $357.6 million compared to using $528.4 million last year. Proceeds from commercial paper and short-term borrowings provided $688.9 million versus $251.5 million in last year's comparable period. Cash provided from stock options exercised totaled $31.5 million compared to $10.7 million last year. Dividend payments totaled $263.8 million versus $254.1 million last year. Share repurchases totaled $90.1 million (2.3 million shares) versus $192.7 million (4.2 million shares) a year ago. Payments on long-term debt used $19.1 million compared to $370.0 million in the same period last year.

     In the six months ended November 1, 2000, the cash requirements of Operation Excel were $258.0 million, consisting of spending for severance and exit costs ($50.6 million), capital expenditures ($73.7 million) and implementation costs ($133.7 million).

     The company's $2.3 billion credit facility which supports its commercial paper program is scheduled to expire in September 2001. As a result, commercial paper that has previously been classified as long-term debt is classified as short-term debt as of November 1, 2000. It is expected that the company will enter into a new credit agreement prior to the end of the current fiscal year.

     On November 6, 2000, the company issued $1.0 billion of remarketable securities due November 2020. The proceeds were used to repay domestic commercial paper. The securities will have a coupon rate of 6.82% until November 15, 2001. The securities are subject to mandatory tender by all holders to the remarketing dealer on November 15, 2001 and on each November 15 thereafter, and the interest rate will be reset on such dates. The company received a premium from the remarketing dealer for the right to require the mandatory tender of the securities. The amortization of the premium will result in an effective interest rate of 5.82%. If the remarketing dealer does not elect to exercise its right to a mandatory tender of the securities or otherwise does not purchase all of the securities on a remarketing date, then the company is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest.

     On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.39 1/4 per share from $0.36 3/4 per share, for an indicated annual rate of $1.57 per share. On December 13, 2000, the company's Board of Directors declared the quarterly dividend on the company's common stock of $0.39 1/4 per share, payable on January 10, 2001, to shareholders of record at the close of business on December 25, 2000.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the company is not required to adopt the statement until Fiscal 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

     In May 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Certain Sales Incentives" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., coupons). These guidelines will be effective for the company beginning in the first quarter of Fiscal 2002. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB No. 101, which will be effective in the fourth quarter of Fiscal 2001, will not have a material effect on its financial position or results of operations.

     The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

     The company's full year core EPS target for Fiscal 2001 is tracking towards recent investment analysts' consensus of $2.79. The second half outlook includes the impact of pending changes in Italian tax legislation (which, based on current estimates, could add $0.02 to $0.05 per share to the company's third quarter), and assumes increases in raw tuna prices and foreign currency at recent spot rates. The company is also targeting, by year-end, to reduce both working capital and debt by $300 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in the company's market risk during the six months ended November 1, 2000. For additional information, refer to pages 42-44 of the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania on September 12, 2000. The following individuals were elected as directors for a one-year term expiring in September 2001:

                                                                   Shares
Director                                            Shares For    Withheld
--------                                            -----------  ----------
W. R. Johnson.....................................  283,487,680   6,376,373
S. C. Johnson.....................................  283,188,221   6,675,832
D. R. Keough......................................  281,803,686   8,060,367
D. R. Williams....................................  283,555,530   6,308,523
N. F. Brady.......................................  281,290,585   8,573,468
E. E. Holiday.....................................  283,320,032   6,544,021
P. F. Renne.......................................  283,503,625   6,360,428
C. Kendle.........................................  272,816,856  17,047,197
M. C. Choksi......................................  283,518,482   6,345,571
J. M. Zimmerman...................................  283,459,089   6,404,964
L. S. Coleman, Jr.................................  283,046,931   6,817,122
D. R. O'Hare......................................  283,482,186   6,381,867
T. J. Usher.......................................  284,546,797   5,317,256

     Shareholders also acted upon the following proposals at the Annual Meeting:

     Elected PricewaterhouseCoopers, LLP the company's independent accountants for the fiscal year ending May 2, 2001. Votes totaled 287,525,368 for; 884,705 against; and 1,453,980 abstentions.

     Approved the H. J. Heinz Company 2000 Stock Option Plan. Votes totaled 266,058,975 for; 20,604,155 against; and 3,166,103 abstentions.

ITEM 5.  OTHER INFORMATION

     This report contains forward-looking statements regarding the company's future performance. These forward-looking statements are based on management's views and assumptions, and involve risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations, global economic and industry conditions, tuna prices, achieving cost savings and working capital and debt reduction programs, success of acquisitions and new product and packaging innovations and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the company's Form 10-K for the fiscal year ended May 3, 2000, as updated from time to time by the company in its subsequent filings with the Securities and Exchange Commission.

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

        12. Computation of Ratios of Earnings to Fixed Charges.

        27. Financial Data Schedule.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended November 1, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: December 14, 2000
                                          By:        /s/ PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: December 14, 2000
                                          By:     /s/ WILLIAM J. SHOWALTER
                                      ..........................................

                                                    William J. Showalter
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)