Form 10-Q
period 2001-01-31
HEINZ H J CO
filed 2001-03-19
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 31, 2001         COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of March 9, 2001 was 348,675,811 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Third Quarter Ended
                                                             ------------------------------------
                                                             January 31, 2001    January 26, 2000
                                                                 FY 2001             FY 2000
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,269,642          $2,294,637
Cost of products sold......................................      1,385,506           1,391,887
                                                                ----------          ----------
Gross profit...............................................        884,136             902,750
Selling, general and administrative expenses...............        543,976             566,176
                                                                ----------          ----------
Operating income...........................................        340,160             336,574
Interest income............................................          6,916               8,598
Interest expense...........................................         86,395              61,594
Other (income)/expenses, net...............................        (15,758)             15,665
                                                                ----------          ----------
Income before income taxes.................................        276,439             267,913
Provision for income taxes.................................          5,919              96,801
                                                                ----------          ----------
Net income.................................................     $  270,520          $  171,112
                                                                ==========          ==========
Net income per share--diluted..............................     $     0.77          $     0.47
                                                                ==========          ==========
Average common shares outstanding--diluted.................        350,761             361,741
                                                                ==========          ==========
Net income per share--basic................................     $     0.78          $     0.48
                                                                ==========          ==========
Average common shares outstanding--basic...................        347,444             356,690
                                                                ==========          ==========
Cash dividends per share...................................     $   0.3925          $   0.3675
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             ------------------------------------
                                                             January 31, 2001    January 26, 2000
                                                                 FY 2001             FY 2000
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $6,719,612          $6,819,728
Cost of products sold......................................      4,029,970           4,147,788
                                                                ----------          ----------
Gross profit...............................................      2,689,642           2,671,940
Selling, general and administrative expenses...............      1,584,437           1,627,803
Gain on sale of Weight Watchers............................             --             464,617
                                                                ----------          ----------
Operating income...........................................      1,105,205           1,508,754
Interest income............................................         18,215              16,767
Interest expense...........................................        249,515             188,377
Other (income)/expenses, net...............................         (1,045)             22,366
                                                                ----------          ----------
Income before income taxes.................................        874,950           1,314,778
Provision for income taxes.................................        213,770             521,500
                                                                ----------          ----------
Net income.................................................     $  661,180          $  793,278
                                                                ==========          ==========
Net income per share--diluted..............................     $     1.88          $     2.19
                                                                ==========          ==========
Average common shares outstanding--diluted.................        350,761             361,741
                                                                ==========          ==========
Net income per share--basic................................     $     1.90          $     2.22
                                                                ==========          ==========
Average common shares outstanding--basic...................        347,444             356,690
                                                                ==========          ==========
Cash dividends per share...................................     $   1.1525          $   1.0775
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 31, 2001    May 3, 2000*
                                                                  FY 2001           FY 2000
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  192,884        $  137,617
Short-term investments, at cost which approximates market...         15,076            16,512
Receivables, net............................................      1,212,405         1,237,804
Inventories.................................................      1,704,574         1,599,906
Prepaid expenses and other current assets...................        256,129           178,110
                                                                 ----------        ----------
     Total current assets...................................      3,381,068         3,169,949
                                                                 ----------        ----------

Property, plant and equipment...............................      4,005,262         4,347,747
Less accumulated depreciation...............................      1,701,391         1,988,994
                                                                 ----------        ----------
     Total property, plant and equipment, net...............      2,303,871         2,358,753
                                                                 ----------        ----------

Goodwill, net...............................................      1,716,662         1,609,672
Trademarks, net.............................................        652,179           674,279
Other intangibles, net......................................        120,633           127,779
Other non-current assets....................................        987,159           910,225
                                                                 ----------        ----------
     Total other non-current assets.........................      3,476,633         3,321,955
                                                                 ----------        ----------

     Total assets...........................................     $9,161,572        $8,850,657
                                                                 ==========        ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 31, 2000    May 3, 2000*
                                                                  FY 2001           FY 2000
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $2,067,031        $  151,168
Portion of long-term debt due within one year...............      1,029,348            25,407
Accounts payable............................................        901,090         1,026,960
Salaries and wages..........................................         36,403            48,646
Accrued marketing...........................................        111,035           200,775
Accrued restructuring costs.................................         48,226           125,704
Other accrued liabilities...................................        285,789           358,738
Income taxes................................................        189,406           188,672
                                                                 ----------        ----------
     Total current liabilities..............................      4,668,328         2,126,070
                                                                 ----------        ----------

Long-term debt..............................................      1,894,561         3,935,826
Deferred income taxes.......................................        255,077           271,831
Non-pension postretirement benefits.........................        207,368           208,958
Other liabilities...........................................        405,926           712,116
                                                                 ----------        ----------
     Total long-term debt and other liabilities.............      2,762,932         5,128,731
                                                                 ----------        ----------

Shareholders' Equity:
Capital stock...............................................        107,900           107,913
Additional capital..........................................        324,480           304,318
Retained earnings...........................................      5,017,323         4,756,513
                                                                 ----------        ----------
                                                                  5,449,703         5,168,744

Less:
  Treasury stock at cost (82,788,720 shares at January 31,
     2001 and 83,653,233 shares at May 3, 2000).............      2,938,966         2,920,471
  Unearned compensation relating to the ESOP................          4,370             7,652
  Accumulated other comprehensive loss......................        776,055           644,765
                                                                 ----------        ----------
     Total shareholders' equity.............................      1,730,312         1,595,856
                                                                 ----------        ----------
     Total liabilities and shareholders' equity.............     $9,161,572        $8,850,657
                                                                 ==========        ==========

*Summarized from audited fiscal year 2000 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                             ------------------------------------
                                                             January 31, 2001    January 26, 2000
                                                                 FY 2001             FY 2000
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (Thousands of Dollars)

Cash (used for) provided by Operating Activities...........    $    (1,353)         $ 200,217
                                                               -----------          ---------
Cash Flows from Investing Activities:
     Capital expenditures..................................       (255,832)          (282,711)
     Acquisitions, net of cash acquired....................       (182,872)          (372,217)
     Proceeds from divestitures............................         93,340            726,493
     Purchases of short-term investments...................     (1,084,033)          (900,313)
     Sales and maturities of short-term investments........      1,085,911            890,168
     Investment in The Hain Celestial Group, Inc...........        (79,743)           (99,764)
     Other items, net......................................          8,477             12,489
                                                               -----------          ---------
          Cash used for investing activities...............       (414,752)           (25,855)
                                                               -----------          ---------
Cash Flows from Financing Activities:
     Payments on long-term debt............................        (22,034)          (375,389)
     (Payments on) proceeds from commercial paper and
       short-term borrowings, net..........................       (174,318)           510,148
     Proceeds from long-term debt..........................      1,078,701            364,030
     Dividends.............................................       (400,370)          (384,306)
     Purchases of treasury stock...........................        (90,420)          (297,486)
     Exercise of stock options.............................         78,540             26,099
     Other items, net......................................         12,118              6,032
                                                               -----------          ---------
          Cash provided by (used for) financing
            activities.....................................        482,217           (150,872)
                                                               -----------          ---------
Effect of exchange rate changes on cash and cash
  equivalents..............................................        (10,845)               555
                                                               -----------          ---------
Net increase in cash and cash equivalents..................         55,267             24,045
Cash and cash equivalents at beginning of year.............        137,617            115,982
                                                               -----------          ---------
Cash and cash equivalents at end of period.................    $   192,884          $ 140,027
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

(4)   The composition of inventories at the balance sheet dates was as follows:

                                                      January 31, 2001    May 3, 2000
                                                      ----------------    -----------
                                                          (Thousands of Dollars)
Finished goods and work-in-process..................     $1,364,424       $1,270,329
Packaging material and ingredients..................        340,150          329,577
                                                         ----------       ----------
                                                         $1,704,574       $1,599,906
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

      During the third quarter of Fiscal 2001, the company recognized an income tax benefit of $93.2 million ($0.27 per share) related to new tax legislation enacted in Italy in the third quarter.

      Also during the third quarter of Fiscal 2001, the company paid approximately $221 million in foreign income taxes related to a Fiscal 2000 reorganization of its foreign operations. Because the company realized an increase in tax basis of amortizable assets at the same time, the company expects the reorganization will result in aggregate net positive cash flow.

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

      During the nine months ended January 31, 2001, the company recognized costs related to the implementation of Operation Excel of $207.2 million pretax ($0.40 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial

     Statements are presented on an after-tax diluted basis, unless otherwise noted.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable severance costs associated with terminated employees, equipment relocation costs and commissioning costs.

     During the nine months ended January 31, 2001, the company recognized restructuring charges of $33.5 million pretax, or $0.06 per share, associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador. This charge was recorded in cost of products sold and consisted of asset write-downs ($32.2 million pretax), severance ($0.5 million pretax) and exit costs ($0.8 million pretax). This charge was offset by the reversals of unutilized Operation Excel accruals (severance costs of $1.9 million pretax and exit costs of $9.1 million pretax) and asset write-downs ($22.8 million pretax) of $33.8 million pretax, or $0.07 per share. These reversals were recorded in cost of products sold ($21.4 million) and selling, general and administrative expenses ($12.4 million) and were primarily the result of lower than expected lease termination costs related to exiting the company's fitness business and revisions in estimates of fair values of assets which have been disposed of as part of Operation Excel.

     During the nine months ended January 31, 2001, the company utilized $67.3 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/Pacific region.

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of January 31, 2001 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 1999...................     $ 294.9         $159.4          $ 45.3        $  53.2       $ 552.8
   Amounts utilized--Fiscal 1999..........      (294.9)         (67.3)           (9.8)         (53.2)       (425.2)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--April 28,
     1999.................................          --           92.1            35.5             --         127.6
   Net restructuring and implementation
     costs--Fiscal 2000...................        61.6           84.5            30.1          216.5         392.7
   Amounts utilized--Fiscal 2000..........       (61.6)         (86.3)          (30.7)        (216.5)       (395.1)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--May 3,
     2000.................................          --           90.3            34.9             --         125.2
   Net restructuring and implementation
     costs--Fiscal 2001...................         9.4           (1.4)           (8.3)         207.2         206.9
   Amounts utilized--Fiscal 2001..........        (9.4)         (53.8)          (13.5)        (207.2)       (283.9)
                                               -------         ------          ------        -------       -------
   Accrued restructuring costs--January
     31, 2001.............................     $    --         $ 35.1          $ 13.1        $    --       $  48.2
                                               =======         ======          ======        =======       =======

     As of January 31, 2001, the company has closed or exited all of the 23 factories or businesses that were scheduled for closure or divestiture. Management estimates that Operation Excel will impact approximately 8,500 employees with a net reduction in the workforce of approximately 6,900, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first nine months of Fiscal 2001, the company's workforce was reduced by approximately 3,200 employees.

(7) During Fiscal 2001, the company completed the acquisition of IDF Holdings, Inc., the parent of International DiverseFoods Inc., a leading manufacturer of customized dressings, sauces, mixes and condiments for restaurant chains and foodservice distributors. Also during Fis-cal 2001, the company acquired Alden Merrell Corporation, a manufacturer of high-quality, premium priced frozen desserts for casual dining restaurants and foodservice distributors. The company also made several smaller acquisitions.

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

        Other Operating Entities--This segment includes the company's Weight Watchers classroom business through September 29, 1999, the date of divestiture, as well as the company's operations in Africa, Venezuela and other areas. This segment's operations include products in all of the company's core categories.

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

     The following table presents information about the company's reportable segments:

                                        Third Quarter Ended                        Nine Months Ended
                                -----------------------------------       -----------------------------------
                                January 31, 2001   January 26, 2000       January 31, 2001   January 26, 2000
                                    FY 2001            FY 2000                FY 2001            FY 2000
                                ----------------   ----------------       ----------------   ----------------
                                                           (Thousands of Dollars)
Net external sales:
  North American Grocery &
    Foodservice...............     $1,011,299         $1,032,721             $2,983,207         $3,027,501
  North American Frozen.......        256,505            227,086                772,291            694,595
  Europe......................        652,412            650,234              1,914,550          1,807,664
  Asia/Pacific................        272,567            305,022                806,864            885,875
  Other Operating Entities....         76,859             79,574                242,700            404,093
                                   ----------         ----------             ----------         ----------
  Consolidated Totals.........     $2,269,642         $2,294,637             $6,719,612         $6,819,728
                                   ==========         ==========             ==========         ==========
Intersegment sales:
  North American Grocery &
    Foodservice...............     $    8,992         $    8,749             $   28,404         $   24,878
  North American Frozen.......          3,315              2,791                  9,583              9,926
  Europe......................            979                326                  3,157              2,244
  Asia/Pacific................          1,023                938                  2,004              2,597
  Other Operating Entities....          1,439              1,635                  3,468              4,161
  Non-Operating (a)...........        (15,748)           (14,439)               (46,616)           (43,806)
                                   ----------         ----------             ----------         ----------
  Consolidated Totals.........     $       --         $       --             $       --         $       --
                                   ==========         ==========             ==========         ==========
Operating income (loss):
  North American Grocery &
    Foodservice...............     $  195,460         $  184,832             $  590,311         $  552,777
  North American Frozen.......         36,353             37,305                133,341            113,319
  Europe......................        107,742             90,388                332,891            302,755
  Asia/Pacific................         22,336             39,997                 81,386            104,929
  Other Operating Entities....          6,878              6,742                 36,862            531,149
  Non-Operating (a)...........        (28,609)           (22,690)               (69,586)           (96,175)
                                   ----------         ----------             ----------         ----------
  Consolidated Totals.........     $  340,160         $  336,574             $1,105,205         $1,508,754
                                   ==========         ==========             ==========         ==========
Core operating income (loss) (b):
  North American Grocery &
    Foodservice...............     $  225,722         $  223,047             $  691,061         $  661,818
  North American Frozen.......         44,778             42,745                150,505            134,545
  Europe......................        127,541            120,751                390,660            362,160
  Asia/Pacific................         35,578             46,543                117,966            127,546
  Other Operating Entities....          7,239              7,150                 26,160             22,191
  Non-Operating (a)...........        (27,218)           (22,101)               (64,199)           (65,586)
                                   ----------         ----------             ----------         ----------
  Consolidated Totals.........     $  413,640         $  418,135             $1,312,153         $1,242,674
                                   ==========         ==========             ==========         ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) Third Quarter ended January 31, 2001 - Excludes implementation costs of Operation Excel as follows: North American Grocery & Foodservice $30.3 million, North American Frozen $8.4 million, Europe $19.8 million, Asia/Pacific $13.2 million, Other Operating entities $0.4 million and Non-Operating entities $1.4 million.

    Third Quarter ended January 26, 2000 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $38.2 million, North American Frozen $5.4 million, Europe $30.4 million, Asia/Pacific $6.5 million, Other Operating entities $0.4 million, and Non-Operating $0.6 million.

    Nine months ended January 31 , 2001 - Excludes net restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $100.8 million, North American Frozen $17.2 million, Europe $57.8 million, Asia/Pacific $36.6 million, Other Operating entities ($10.7) million and Non-Operating entities $5.4 million.

   Nine months ended January 26, 2000 - Excludes restructuring and implementation costs of Operation Excel as follows: North American Grocery & Foodservice $89.0 million, North American Frozen $21.2 million, Europe $59.4 million, Asia/Pacific $22.6 million, Other Operating entities $0.4 million and Non-Operating $0.6 million; excludes costs related to Ecuador in North American Grocery & Foodservice of $20.0 million; excludes the impact of the Weight Watchers classroom business $44.7 million and the $464.6 million gain on the sale of this business in Other Operating entities; excludes the Foundation Contribution in Non-Operating of $30.0 million.

   The company's revenues are generated via the sale of products in the following categories:

                                        Third Quarter Ended                        Nine Months Ended
                                -----------------------------------       -----------------------------------
                                January 31, 2001   January 26, 2000       January 31, 2001   January 26, 2000
                                    FY 2001            FY 2000                FY 2001            FY 2000
                                ----------------   ----------------       ----------------   ----------------
                                                           (Thousands of Dollars)
Ketchup, Condiments and
  Sauces......................     $  596,762         $  577,838             $1,822,350         $1,770,007
Frozen Foods..................        474,738            383,482              1,385,481          1,042,536
Tuna..........................        228,079            237,459                720,701            771,600
Soups, Beans and Pasta Meals..        313,784            331,106                873,316            877,536
Infant/Nutritional Foods......        230,434            244,046                662,912            716,826
Pet Products..................        287,630            326,801                851,780            930,674
Other.........................        138,215            193,905                403,072            710,549
                                   ----------         ----------             ----------         ----------
    Total.....................     $2,269,642         $2,294,637             $6,719,612         $6,819,728
                                   ==========         ==========             ==========         ==========

(10) The company's $2.3 billion credit facility which supports the company's commercial paper program is scheduled to expire in September 2001. As a result, commercial paper that has previously been classified as long-term debt is classified as short-term debt as of January 31, 2001.

     On November 6, 2000, the company issued $1.0 billion of remarketable securities due November 2020. The proceeds were used to repay domestic commercial paper. The securities have a coupon rate of 6.82% until November 15, 2001. The securities are subject to mandatory tender by all holders to the remarketing dealer on November 15, 2001 and each November 15 thereafter, and the interest rate will be reset on such dates. The company received a premium from the remarketing dealer for the right to require the mandatory tender of the securities. The amortization of the premium results in an effective interest rate of 5.82%. If the remarketing dealer does not elect to exercise its right to a mandatory tender of the securities or otherwise does not purchase all of the securities on a remarketing date, then the company is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest. Due to the remarketing feature of these securities, they are classified as portion of long-term debt due within one year.

(11) On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.3925 per share from $0.3675 per share, for an indicated annual rate of $1.57 per share.

(12) The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                        Third Quarter Ended                        Nine Months Ended
                                -----------------------------------       -----------------------------------
                                January 31, 2001   January 26, 2000       January 31, 2001   January 26, 2000
                                    FY 2001            FY 2000                FY 2001            FY 2000
                                ----------------   ----------------       ----------------   ----------------
                                                  (In Thousands, Except per Share Amounts)
Net income per share--basic:
  Net income..................      $270,520           $171,112               $661,180           $793,278
  Preferred dividends.........             5                  7                     17                 21
                                    --------           --------               --------           --------
  Net income applicable to
    common stock..............      $270,515           $171,105               $661,163           $793,257
                                    ========           ========               ========           ========
  Average common shares
    outstanding--basic........       347,444            356,690                347,444            356,690
                                    ========           ========               ========           ========
  Net income per
    share--basic..............      $   0.78           $   0.48               $   1.90           $   2.22
                                    ========           ========               ========           ========
Net income per share--diluted:
  Net income..................      $270,520           $171,112               $661,180           $793,278
                                    ========           ========               ========           ========
  Average common shares
    outstanding...............       347,444            356,690                347,444            356,690
  Effect of dilutive
    securities:
    Convertible preferred
      stock...................           178                227                    178                227
    Stock options.............         3,139              4,824                  3,139              4,824
                                    --------           --------               --------           --------
  Average common shares
    outstanding--diluted......       350,761            361,741                350,761            361,741
                                    ========           ========               ========           ========
  Net income per share--
    diluted...................      $   0.77           $   0.47               $   1.88           $   2.19
                                    ========           ========               ========           ========

     Stock options outstanding of 12.0 million and 11.5 million as of January 31, 2001 and January 26, 2000, respectively, were not included in the above net income per diluted share calculations because to do so would have been antidilutive for the periods presented.

(13) Comprehensive income for all periods presented consisted of net income, foreign currency translation adjustments and the adjustment to the minimum pension liability. The components of comprehensive income, net of related tax, for the periods presented are as follows:

                                        Third Quarter Ended                        Nine Months Ended
                                -----------------------------------       -----------------------------------
                                January 31, 2001   January 26, 2000       January 31, 2001   January 26, 2000
                                    FY 2001            FY 2000                FY 2001            FY 2000
                                ----------------   ----------------       ----------------   ----------------
                                                           (Thousands of Dollars)
Net income....................      $270,520           $171,112              $ 661,180           $793,278
Other comprehensive income
  (loss):
    Foreign currency
      translation
      adjustment..............        65,259             (7,584)              (129,516)           (40,367)
    Minimum pension liability
      adjustment..............          (241)            (2,772)                (1,774)            (1,582)
                                    --------           --------              ---------           --------
Comprehensive income..........      $335,538           $160,756              $ 529,890           $751,329
                                    ========           ========              =========           ========

(14) On March 1, 2001, the company announced that it had acquired two privately held U.S. foodservice companies: Cornucopia, Inc. of Irvine, California, and Central Commissary, Inc. of Phoenix, Arizona. Both companies make and market refrigerated and frozen reciped food products.

     On February 28, 2001, the company announced it had completed the previously announced acquisition of the CSM Food Division of CSM Nederland NV for EUR425 million (approxi-mately US$391 million.) CSM Food Division is one of the leading food companies in Benelux (Belgium, the Netherlands, Luxembourg) region. It holds number-one and number-two brands in each of the regions and comprises five units; Honig Merkartikelen bv, HAK bv, Koninklijke de Ruijter bv and Foodmark, all in the Netherlands; and Anco in Belgium. CSM Food Division's brands include the Honig brand of soups, sauces and pasta meals; HAK brand vegetables packed in glass; KDR (Koninklijke de Ruijter) brand sport drinks and fortified juices; and KDR brand spreads and sprinkles, which are traditional toppings for breakfast breads and toasts. Annual sales for CSM Food Division are EUR350 million (approximately US$322 million.) In connection with this acquisition, the company issued EUR415 million (approximately US$382 million) of 4.85% Euro commercial paper.

     On February 9, 2001, the company announced it had sold The All American Gourmet Company and its Budget Gourmet and Budget Gourmet Value Classics brands of frozen entrees to Luigino's Inc.

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

     During the nine months ended January 31, 2001, the company recognized costs related to the implementation of Operation Excel of $207.2 million pretax ($0.40 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis.] These costs were primarily consulting fees, employee training and relocation costs, unaccruable severance costs associated with terminated employees, equipment relocation costs and commissioning costs. See footnote 9 for a breakdown of Operation Excel net restructuring and implementation costs by segment.

     During the nine months ended January 31, 2001, the company recognized restructuring charges of $33.5 million pretax, or $0.06 per share, associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador. This charge was recorded in cost of products sold and consisted of asset write-downs ($32.2 million pretax), severance ($0.5 million pretax) and exit costs ($0.8 million pretax). This charge was offset by the reversals of unutilized Operation Excel accruals (severance costs of $1.9 million pretax and exit costs of $9.1 million pretax) and asset write-downs ($22.8 million pretax) of $33.8 million pretax, or $0.07 per share. These reversals were recorded in cost of products sold ($21.4 million) and selling, general and administrative expenses ("SG&A")($12.4 million) and were primarily the result of lower than expected lease termination costs related to exiting the company's fitness business and revisions in estimates of fair values of assets which have been disposed of as part of Operation Excel.

     During the nine months ended January 31, 2001, the company utilized $67.3 million of severance and exit cost accruals, principally for the closure of the Harlesden factory in London, England; the relocation of the company's domestic seafood and pet food headquarters from Newport, Kentucky to Pittsburgh, Pennsylvania; and consolidating manufacturing capacity in the Asia/ Pacific region. See footnote 6 for further information.

     As of January 31, 2001, the company has closed or exited all of the 23 factories or businesses that were scheduled for closure or divestiture. Management estimates that Operation Excel will impact approximately 8,500 employees with a net reduction in the workforce of approximately 6,900, after expansion of certain facilities. During Fiscal 1999 and Fiscal 2000, the company's workforce was reduced by approximately 3,200 employees. During the first nine months of Fiscal 2001, the company's workforce was reduced by approximately 3,200 employees. The remaining employee terminations are expected to take place within 6 months.

     The pretax savings generated from all Operation Excel initiatives was approximately $70 million in Fiscal 2000. Savings are projected to grow to $145 million in Fiscal 2001 and $215 million in Fiscal 2002, with non-cash savings of $15 million or less in any year (based on original project exchange rates utilized during the company's initial project evaluation). At recent exchange rates, savings are projected to be approximately $200 million in Fiscal 2002

     Successful execution of Operation Excel will help the company achieve the following targets over the next three years:

     - $240 million in annual ongoing pretax savings upon full implementation (at original project exchange rates); at recent exchange rates, annual ongoing pretax savings upon full implementation is expected to be approximately $225 million

     - Gross margins of 42%

     - Return on invested capital of 40%

     - $2.5 billion of free cash flow.

            THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 26, 2000

RESULTS OF OPERATIONS

     For the three months ended January 31, 2001, sales decreased $25.0 million, or 1.1%, to $2,269.6 million from $2,294.6 million last year. Sales were unfavorably impacted by foreign exchange translation rates (4.8%), divestitures (1.0%) and lower pricing (0.2%). Sales were favorably impacted by acquisitions (4.7%), primarily United Biscuit's European Frozen and Chilled Division and higher volumes (0.2%). On a constant currency basis, sales increased 3.7%.

     The North American Grocery & Foodservice segment's sales decreased $21.4 million, or 2.1%. Excluding the seafood business, which continues to be unfavorably impacted by raw fish prices that reached 30-year lows, and pet food, sales increased by 4.7%. Acquisitions, primarily in the foodservice business, net of divestitures, increased sales 1.5%. Lower pricing reduced sales 1.9%, due mainly to lower pricing in tuna. Sales volume decreased 1.6%, with decreases in canned pet food being partially offset by increases in ketchup, gravy and foodservice. The impact of foreign exchange rates in Canada was negligible.

     North American Frozen's sales increased $29.4 million, or 13.0%. Sales volume increased 11.5% due primarily to Boston Market HomeStyle Frozen Meals, Bagel Bite Snacks and Smart-Ones frozen entrees. Higher pricing increased sales 1.5%, primarily in frozen potatoes.

     Europe's sales increased $2.2 million, or 0.3%. On a constant currency basis, sales increased 10.8%. Acquisitions, net of divestitures, increased sales 9.5%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division. Higher pricing, primarily in soups and beans, increased sales by 2.3%. Unfavorable foreign exchange translation rates decreased sales 10.5%. Sales volume decreased 1.0% reflecting competitive pricing and trade destocking in Heinz's European infant foods business.

     Sales in Asia/Pacific declined $32.5 million, or 10.6%, primarily due to unfavorable exchange rates, which decreased sales by 12.5% and reduced sales in Australia and New Zealand (including Japan which is sourced out of New Zealand). Acquisitions increased sales by 2.2% and sales volume increased 0.9%, with solid increases in China and Indonesia. Lower pricing reduced sales by 1.2%.

     Sales for Other Operating Entities decreased $2.7 million, or 3.4%. Acquisitions, net of divestitures, increased sales by 1.2%. Sales volume decreased 2.1% and favorable pricing increased sales 0.7%. Unfavorable foreign exchange rates decreased sales 3.2%.

     The current year's third quarter results include Operation Excel implementation costs of $73.5 million pretax or $0.14 per share and a benefit of $93.2 million or $0.27 per share from tax planning and new tax legislation in Italy enacted in the third quarter. Last year's third quarter results include restructuring charges and implementation costs of $81.6 million or $0.15 per share, and are summarized in the table below.

     The following tables provide a comparison of the company's reported results and the core results for the third quarters of Fiscal 2001 and Fiscal 2000. (Note: Core results exclude special items.)

                                                       THIRD QUARTER ENDED JANUARY 31, 2001
                                                ---------------------------------------------------
                                                            GROSS    OPERATING    NET
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)  NET SALES   PROFIT    INCOME     INCOME   PER SHARE
----------------------------------------------  ---------   ------   ---------   ------   ---------
Reported results............................    $2,269.6    $884.1    $340.2     $270.5     $0.77
     Operation Excel Costs..................          --      43.2      73.5      50.1       0.14
     Italian tax benefit....................          --        --        --     (93.2)     (0.27)
                                                --------    ------    ------     ------     -----
  Core results..............................    $2,269.6    $927.4    $413.6     $227.4     $0.65
                                                ========    ======    ======     ======     =====

                                                    THIRD QUARTER ENDED JANUARY 26, 2000
                                             ---------------------------------------------------
                                                         GROSS    OPERATING    NET
                                             NET SALES   PROFIT    INCOME     INCOME   PER SHARE
                                             ---------   ------   ---------   ------   ---------
Reported results...........................  $2,294.6    $902.8    $336.6     $171.1     $0.47
     Operation Excel Costs.................        --      20.7      81.6      56.0       0.15
                                             --------    ------    ------     ------     -----
  Core results.............................  $2,294.6    $923.5    $418.1     $227.2     $0.63
                                             ========    ======    ======     ======     =====

---------------
(Note: Totals may not add due to rounding.)

     Gross profit decreased $18.6 million, or 2.1%, to $884.1 million from $902.8 million and the gross profit margin decreased to 39.0% from 39.3%. Core gross profit increased $3.9 million, or 0.4%, to $927.4 million from $923.5 million and the core gross profit margin increased to 40.9% from 40.2%. Core gross profit in the North American Grocery & Foodservice segment increased $1.2 million or 0.3% due primarily to acquisitions and savings from Operation Excel, partially offset by lower pricing and higher energy costs. Excluding the seafood and pet food businesses, core gross profit increased 6.1%. North American Frozen's core gross profit increased $10.2 million or 9.5%, due to increased sales and savings from Operation Excel, partially offset by higher energy costs. Europe's core gross profit increased $9.6 million, or 3.7%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division, higher pricing and savings from Operation Excel, offset partially by unfavorable foreign exchange rates. The Asia/Pacific segment's core gross profit decreased $15.5 million, or 13.5%, primarily due to unfavorable foreign exchange rates, offset partially by savings from Operation Excel. Core gross profit in the Other Operating Entities segment decreased $0.2 million, or 0.9%.

     SG&A decreased $22.2 million, or 3.9%, to $544.0 million from $566.2 million, and decreased as a percentage of sales to 24.0% from 24.7%. Core SG&A increased $8.4 million, or 1.7%, to $513.7 million from $505.4 million and increased as a percentage of sales to 22.6% from 22.0%.

     Operating income increased $3.6 million, or 1.1%, to $340.2 million from $336.6 million, and increased as a percentage of sales to 15.0% from 14.7%. Core operating income decreased $4.5 million, or 1.1%, to $413.6 million from $418.1 million and remained unchanged as a percentage of sales (18.2%). On a constant currency basis, core operating income increased 3.3%.

     The North American Grocery & Foodservice segment's operating income increased $10.6 million, or 5.8%, to $195.5 million from $184.8 million. Core operating income increased $2.7 million, or 1.2%, to $225.7 million from $223.0 million, due primarily to Operation Excel savings and acquisitions, partially offset by lower pricing and higher energy costs. Excluding the seafood and pet food businesses, core operating income increased 7.6%.

     The North American Frozen segment's operating income decreased $1.0 million, or 2.6%, to $36.4 million from $37.3 million. Core operating income increased $2.0 million, or 4.8%, to

$44.8 million from $42.7 million as increased sales and Operation Excel savings were partially offset by a 17% increase in marketing spending and higher energy costs.

     Europe's operating income increased $17.4 million, or 19.2%, to $107.7 million from $90.4 million. Core operating income increased $6.8 million, or 5.6%, to $127.5 million from $120.8 million. Europe's increase is primarily attributable to the acquisition of United Biscuit's European Frozen and Chilled Division and savings from Operation Excel, offset partially by unfavorable foreign exchange rates and competitive pricing and trade destocking in Heinz's European infant foods business. Core operating income increased 16.0% on a constant currency basis.

     Asia/Pacific's operating income decreased $17.7 million, or 44.2%, to $22.3 million from $40.0 million. Core operating income decreased $11.0 million, or 23.6%, to $35.6 million from $46.5 million. Core operating income decreased 11.6% on a constant currency basis reflecting reduced sales in Australia and New Zealand (including Japan, which is sourced out of New Zealand).

     Other Operating Entities' operating income increased $0.1 million, to $6.9 million from $6.7 million. Core operating income was $7.2 million in both periods.

     Net interest expense increased $26.5 million to $79.5 million from $53.0 million last year, driven primarily by higher interest rates and increased borrowings resulting from share repurchases, acquisitions and increased working capital over the past year.

     Other (income)/expense decreased $31.5 million to ($15.8) million from $15.7 million last year, due to gains from foreign currency hedge contracts, which largely offset the adverse impact of foreign currency translation on operating income.

     The effective tax rate for the current quarter was 2.1% compared to 36.1% last year. The current quarter rate includes a benefit of $93.2 million or $0.27 per share from tax planning and new tax legislation in Italy enacted in the third quarter. The effective rate on core earnings was 35.0% in both periods.

     Net income in the current quarter was $270.5 million compared to $171.1 million last year and diluted earnings per share was $0.77 in the current quarter versus $0.47 in the same period last year. Core net income increased $0.3 million, or 0.1%, to $227.4 million from $227.2 million, and core diluted earnings per share increased 3.2%, to $0.65 from $0.63 last year.

            NINE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 26, 2000

RESULTS OF OPERATIONS

     For the nine months ended January 31, 2001, sales decreased $100.1 million, or 1.5%, to $6,719.6 million from $6,819.7 million last year. Sales were unfavorably impacted by divestitures (3.6%), primarily the Weight Watchers classroom business, foreign exchange translation rates (4.3%), and lower pricing (0.6%). Sales were favorably impacted by acquisitions (5.9%), primarily United Biscuit's European Frozen and Chilled Division, and increased volume (1.1%). Excluding the impact of the Weight Watchers classroom business, sales increased 5.4% on a constant currency basis and 1.1% after the impact of foreign currency.

     The North American Grocery and Foodservice segment's sales decreased $44.3 million, or 1.5%. Excluding the seafood business and pet food, sales increased by 5.9%. Lower pricing reduced sales 2.0%, primarily in tuna and pet food. Lower volume reduced sales 0.9% as decreases in tuna and canned pet food were largely offset by increases in retail ketchup, condiments and sauces, and foodservice. Acquisitions, primarily in the foodservice business, net of divestitures, increased sales 1.5%. The impact of foreign exchange rates in Canada was negligible.

     North American Frozen's sales increased $77.7 million, or 11.2%. Sales volume increased 8.6% due to strong sales of Boston Market HomeStyle Frozen Meals, Smart-Ones frozen entrees and Bagel Bites snacks. Higher pricing increased sales 2.6%, primarily in frozen potatoes.

     Europe's sales increased $106.9 million, or 5.9%. On a constant currency basis, sales increased 16.7%. Acquisitions, primarily United Biscuit's European Frozen and Chilled Division, net of divestitures, increased sales 15.2%. This increase was partially offset by competitive pricing and trade destocking in Heinz's European infant foods business. Sales volume increased 1.2% and higher pricing increased sales by 0.3%. Unfavorable foreign exchange translation rates decreased sales 10.8%.

     Sales in Asia/Pacific declined $79.0 million, or 8.9%, primarily due to unfavorable exchange rates, which decreased sales by 9.9% and reflecting reduced sales in Australia and New Zealand (including Japan, which is sourced out of New Zealand). Acquisitions increased sales by 1.1% and sales volume increased 0.6%. Lower pricing reduced sales by 0.7%.

     Sales for Other Operating Entities decreased $161.4 million, or 39.9%. Divestitures, net of acquisitions, primarily the Fiscal 2000 disposal of the Weight Watchers classroom business, reduced sales 43.5%. Sales volume increased 3.6% and favorable pricing increased sales 1.4%. Unfavorable foreign exchange rates decreased sales 1.4%.

     The current year results include net Operation Excel costs of $206.9 million pretax or $0.39 per share. These net Operation Excel costs include implementation costs and restructuring charges associated with exiting the company's domestic can-making operations and exiting a tuna processing facility in Ecuador, partially offset by the reversals of unutilized Operation Excel accruals and asset write-downs. Also included in the current year results is a benefit of $93.2 million ($0.27 per share) from tax planning and new tax legislation in Italy enacted in the third quarter and a pretax loss of $5.6 million ($0.01 per share) which represents the company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings. The prior year's results were favorably affected by a number of special items and the impact of the Weight Watchers classroom business, which net to $272.3 million pre-tax and $0.31 per share, and are summarized in the table below.

     The following tables provide a comparison of the company's reported results and the core results for the nine months ended January 31, 2001 and January 26, 2000. (Note: Core results for the nine months ended January 31, 2001 and January 26, 2000 exclude special items and the divested Weight Watchers classroom business.)

                                                         NINE MONTHS ENDED JANUARY 31, 2001
                                                -----------------------------------------------------
                                                             GROSS     OPERATING    NET
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)  NET SALES    PROFIT     INCOME     INCOME   PER SHARE
----------------------------------------------  ---------   --------   ---------   ------   ---------
Reported results...........................     $6,719.6    $2,689.6   $1,105.2    $661.2     $1.88
     Operation Excel Costs.................           --       108.2      206.9    135.3       0.39
     Italian tax benefit...................           --          --         --    (93.2)     (0.27)
     Equity Loss on Investment in The Hain
       Celestial Group.....................           --          --         --      3.5       0.01
                                                --------    --------   --------    ------     -----
  Core results.............................     $6,719.6    $2,797.9   $1,312.2    $706.9     $2.02
                                                ========    ========   ========    ======     =====

                                                    NINE MONTHS ENDED JANUARY 26, 2000
                                           -----------------------------------------------------
                                                        GROSS     OPERATING    NET
                                           NET SALES    PROFIT     INCOME     INCOME   PER SHARE
                                           ---------   --------   ---------   ------   ---------
Reported results.........................  $6,819.7    $2,671.9   $1,508.8    $793.3     $2.19
     Operation Excel Costs...............        --        62.0      193.3    138.3       0.38
     Ecuador expenses....................        --        20.0       20.0     20.0       0.05
     Gain on U.K. building sale..........        --          --         --    (11.8)     (0.03)
     Foundation contribution.............        --          --       30.0     18.9       0.05
     Impact of Weight Watchers classroom
       business..........................    (175.3)      (93.0)     (44.7)   (19.6)     (0.05)
     Gain on sale of Weight Watchers
       classroom business................        --          --     (464.6)   (259.7)    (0.72)
                                           --------    --------   --------    ------     -----
  Core results...........................  $6,644.4    $2,660.9   $1,242.7    $679.3     $1.88
                                           ========    ========   ========    ======     =====

---------------
(Note: Totals may not add due to rounding.)

     Gross profit increased $17.7 million, or 0.7%, to $2,689.6 million from $2,671.9 million and the gross profit margin increased to 40.0% from 39.2%. Core gross profit increased $136.9 million, or 5.1%, to $2,797.9 million from $2,660.9 million and the gross profit margin increased to 41.6% from 40.0%. Core gross profit in the North American Grocery & Foodservice segment increased $58.6 million or 5.0% due primarily to acquisitions and savings from Operation Excel, partially offset by lower pricing and higher energy costs. Excluding the seafood business and pet food, core gross profit increased 6.5%. North American Frozen's core gross profit increased $33.6 million or 10.3%, due to increased sales and savings from Operation Excel, partially offset by higher energy costs. Europe's core gross profit increased $62.5 million, or 8.3%, due primarily to the acquisition of United Biscuit's European Frozen and Chilled Division and savings from Operation Excel, offset partially by unfavorable foreign exchange rates. The Asia/Pacific segment's core gross profit decreased $21.0 million, or 6.4%, primarily due to unfavorable foreign exchange rates, offset partially by savings from Operation Excel. Core gross profit in the Other Operating Entities segment increased $5.2 million, or 7.4%.

     SG&A decreased $43.4 million, or 2.7%, to $1,584.4 million from $1,627.8 million, and decreased as a percentage of sales to 23.6% from 23.9%. Core SG&A increased $67.5 million, or 4.8%, to $1,485.7 million from $1,418.3 million and increased as a percentage of sales to 22.1% from 21.3%.

     Operating income decreased $403.5 million, or 26.7%, to $1,105.2 million from $1,508.8 million, and decreased as a percentage of sales to 16.4% from 22.1%. Core operating income increased $69.5 million, or 5.6%, to $1,312.2 million from $1,242.7 million and increased as a percentage of sales to 19.5% from 18.7%. On a constant currency basis, core operating income increased 10.5%.

     The North American Grocery & Foodservice segment's operating income increased $37.5 million, or 6.8%, to $590.3 million from $552.8 million. Core operating income increased $29.2 million, or 4.4%, to $691.1 million from $661.8 million, due primarily to Operation Excel savings and acquisitions, partially offset by lower pricing and higher energy costs. Excluding the seafood business and pet food, core operating income increased 7.3%.

     The North American Frozen segment's operating income increased $20.0 million, or 17.7%, to $133.3 million from $113.3 million. Core operating income increased $16.0 million, or 11.9%, to $150.5 million from $134.5 million, due primarily to increased sales and Operation Excel savings, partially offset by marketing spending behind Boston Market products and the national rollout of the Stand Up Resealable Packaging ("SURP") for Ore-Ida frozen potatoes and higher energy costs.

     Europe's operating income increased $30.1 million, or 10.0%, to $332.9 million from $302.8 million. Core operating income increased $28.5 million, or 7.9%, to $390.7 million from $362.2 million. Europe's increase is primarily attributable to the acquisition of United Biscuit's European Frozen and Chilled Division and Operation Excel savings, offset partially by unfavorable foreign exchange rates and competitive pricing and trade destocking in Heinz's European infant foods business. Core operating income increased 19.9% on a constant currency basis.

     Asia/Pacific's operating income decreased $23.5 million, or 22.4%, to $81.4 million from $104.9 million. Core operating income decreased $9.6 million, or 7.5%, to $118.0 million from $127.5 million, and increased 6.1% on a constant currency basis. Savings from Operation Excel have been offset by reduced sales in Australia and New Zealand (including Japan, which is sourced out of New Zealand).

     Other Operating Entities' operating income decreased $494.3 million, to $36.9 million from $531.1 million. Included in last year's operating income was the gain of $464.6 million on the divestiture of the Weight Watchers classroom business. Core operating income increased 17.9% to $26.2 million from $22.2 million.

     Net interest expense increased $59.7 million to $231.3 million from $171.6 million last year. Core net interest expense increased $70.0 million to $231.3 million from $161.3 million last year, driven primarily by higher interest rates and increased borrowings resulting from share repurchases, acquisitions and increased working capital over the past year.

     Other (income)/expense decreased $23.4 million to ($1.0) million from $22.4 million last year, due to gains from foreign currency hedge contracts. On a core basis, other (income)/expense decreased $45.6 million to ($6.7) million from $38.9 million.

     The effective tax rate for the current year was 24.4% compared to 39.7% last year. The effective rate on core earnings was 35.0% for the current year compared to 34.8% for the prior year.

     Net income for the current nine months was $661.2 million compared to $793.3 million last year and diluted earnings per share was $1.88 compared to $2.19. Core net income increased $27.6 million, or 4.1%, to $706.9 million from $679.3 million, and core diluted earnings per share increased 7.4%, to $2.02 from $1.88 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash used for operating activities was $1.4 million compared to cash provided by operating activities of $200.2 million last year. The decrease in Fiscal 2001 versus Fiscal 2000 is primarily due to expenditures for Operation Excel, an increase in working capital and the payment of income taxes related to the Fiscal 2000 reorganization of the foreign operations.

     Cash used for investing activities totaled $414.8 million compared to $25.9 million last year. Capital expenditures in the current period required $255.8 million versus $282.7 million last year. Acquisitions in the current period required $182.9 million, due primarily to the purchase of IDF Holdings, Inc., the parent of International DiverseFoods Inc., and Alden Merrell. Acquisitions in the prior year required $372.2 million, due to purchases of United Biscuit's European Frozen and Chilled Division, Quality Chef, Thermo-Pac, Inc. and Remedia Limited in Israel. During the current period, the company invested $79.7 million in The Hain Celestial Group, Inc. Last year the company invested $99.8 million in The Hain Celestial Group, Inc. In the current period, proceeds from divestitures provided $93.3 million, primarily from the disposal of the company's domestic can-making facilities. Last year, proceeds from divestitures totaled $726.5 million primarily due to the sale of the Weight Watchers classroom business.

     Cash provided by financing activities totaled $482.2 million compared to using $150.9 million last year. Payments on commercial paper and short-term borrowings used $174.3 million versus providing $510.1 million in last year's comparable period. Cash provided from stock options exercised totaled $78.5 million compared to $26.1 million last year. Dividend payments totaled $400.4 million versus $384.3 million last year. Share repurchases totaled $90.4 million (2.3 million shares) versus $297.5 million (6.8 million shares) a year ago. Proceeds from long-term debt provided $1,078.7 million compared to $364.0 million last year. Payments on long-term debt required $22.0 million compared to $375.4 million last year.

     In the nine months ended January 31, 2001, the cash requirements of Operation Excel were $376.8 million, consisting of spending for severance and exit costs ($67.3 million), capital expenditures ($102.3 million) and implementation costs ($207.2 million).

     The company's $2.3 billion credit facility which supports its commercial paper program is scheduled to expire in September 2001. As a result, commercial paper that has previously been classified as long-term debt is classified as short-term debt as of January 31, 2001. It is anticipated that the company will enter into a new credit agreement early next fiscal year.

     On November 6, 2000, the company issued $1.0 billion of remarketable securities due November 2020. The proceeds were used to repay domestic commercial paper. The securities have a coupon rate of 6.82% until November 15, 2001. The securities are subject to mandatory tender by all holders to the remarketing dealer on November 15, 2001 and on each November 15 thereafter, and the interest rate will be reset on such dates. The company received a premium from the remarketing dealer for the right to require the mandatory tender of the securities. The amortization of the premium results in an effective interest rate of 5.82%. If the remarketing dealer does not elect to exercise its right to a mandatory tender of the securities or otherwise does not purchase all of the securities on a remarketing date, then the company is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest. Due to the remarketing feature of these securities, they are classified as portion of long-term debt due within one year.

     On September 12, 2000, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.3925 per share from $0.3675 per share, for an indicated annual rate of $1.57 per share. On March 14, 2001, the company's Board of Directors declared a quarterly dividend on the company's common stock of $0.3925 per share, payable on April 10, 2001, to shareholders of record at the close of business on March 26, 2001.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133," which postponed the adoption date of SFAS No. 133. As such, the company is not required to adopt the statement until Fiscal 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The company adopted these standards on February 1, 2001. The adoption of these new standards did not have a material effect on the company's financial position or results of operations.

     In September 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future" which address the recognition, measurement and income statement classification for certain sales incentives (e.g., volume purchase rebates and free or discounted goods). These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2001. The implementation of these guidelines is not expected to have a material effect on the company's financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that SAB No. 101, which will be effective in the fourth quarter of Fiscal 2001, will impact Fiscal 2001 earnings by $0.03 per share and will primarily affect its businesses in Canada, Australia, Italy and Japan.

     The company's financial position remains strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

     On March 5, 2001, the company revised its earnings outlook for the second half of Fiscal 2001. For additional information, refer to exhibit 99 on Form 8-K which was filed on March 8, 2001.

OTHER MATTERS

     On March 15, 2001, the company announced major initiatives to streamline its tuna and pet food supply chain and to reduce global overhead. This includes an aggressive effort to centralize Heinz's supply chain in Europe. These initiatives will save an estimated $25 million in Fiscal 2002 and an estimated $60 million a year beginning in Fiscal 2004. The initiatives include the closure of tuna operations in Puerto Rico, the consolidation of North American canned pet food production to Bloomsburg, Pennsylvania and asset sales. The company announced that it will take an estimated $300 million pre-tax charge in the fourth quarter of Fiscal 2001 for these initiatives. (These are preliminary estimates; numbers will be updated following the end of the fourth quarter.)

     Specifically, these initiatives include the following:

     - To increase asset utilization, tuna operations will be closed in Puerto Rico at the end of April and production will be absorbed into facilities already supplying Heinz. In addition, a fleet of eight fishing boats and related equipment will be divested;

     - At the end of April, Heinz will consolidate all North American canned pet food operations into its manufacturing Center of Excellence in Bloomsburg, Pennsylvania. The company's Terminal Island, California facility will cease canned pet food operations and assume a redefined role, retaining approximately 200 jobs for processing fish, labeling certain Star-Kist products, and providing distribution and R&D functions; and

     - Heinz will streamline its organization worldwide to reduce its overhead costs.

     The net employment impact of these initiatives will be a reduction of approximately 1,900 jobs, primarily in Puerto Rico and Terminal Island. Affected employees will receive severance and benefits packages and outplacement services.

     On March 1, 2001, the company announced that it had acquired two privately held U.S. foodservice companies: Cornucopia, Inc. of Irvine, California, and Central Commissary, Inc. of Phoenix, Arizona. Both companies make and market refrigerated and frozen reciped food products.

     On February 28, 2001, the company announced it had completed the previously announced acquisition of the CSM Food Division of CSM Nederland NV for EUR425 million (approximately US$391 million.) CSM Food Division is one of the leading food companies in Benelux (Belgium, the Netherlands, Luxembourg) region. It holds number-one and number-two brands in each of the regions and comprises five units; Honig Merkartikelen bv, HAK bv, Koninklijke de Ruijter bv and Foodmark, all in the Netherlands; and Anco in Belgium. CSM Food Division's brands include the Honig brand of soups, sauces and pasta meals; HAK brand vegetables packed in glass; KDR (Koninklijke de Ruijter) brand sport drinks and fortified juices; and KDR brand spreads and sprinkles, which are traditional toppings for breakfast breads and toasts. Annual sales for CSM Food Division are EUR350 million (approximately US$322 million.) In connection with this acquisition, the company issued EUR415 million (approximately US$382 million) of 4.85% Euro commercial paper. The company intends to refinance the commercial paper with long-term financing.

     On February 9, 2001, the company announced it had sold The All American Gourmet Company and its Budget Gourmet and Budget Gourmet Value Classics brands of frozen entrees to Luigino's Inc. The sale of Budget Gourmet is in line with the company's strategy to maximize growth in faster-growing Frozen Meal and Snack Solutions. The company expects the transaction to be mildly dilutive to earnings in Fiscal 2001 ($0.02 per share) and Fiscal 2002 ($0.04 per share), as a result of lost sales and the brands' seasonal nature. The company expects to take a one-time pre-tax charge of approximately $95 million pretax or $65 million after tax ($0.19 per share) in the fourth quarter of Fiscal 2001 reflecting a loss on the disposal of the business. Cash proceeds will be used for debt retirement, acquisitions and share repurchases.

     On January 29, 2001, Heinz and Vlasic Foods International announced that they signed an agreement for Heinz to acquire two leading brands from Vlasic Foods International. The brands are Vlasic pickles, the best selling brand of pickles in the United States, and in retail channels, Open Pit barbecue sauce. This transaction is subject to bankruptcy court and U.S. regulatory approvals.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the company's market risk during the nine months ended January 31, 2001. For additional information, refer to pages 42-44 of the company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

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

     This report contains forward-looking statements regarding the company's future performance. These forward-looking statements are based on management's views and assumptions, and involve risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations, global economic and industry conditions, tuna prices, achieving cost savings and working capital and debt reduction programs, success of acquisitions, divestitures, innovations and supply chain and overhead initiatives and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the company's Form 10-K for the fiscal year ended May 3, 2000, as updated from time to time by the company in its subsequent filings with the Securities and Exchange Commission.

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

         4. Indenture between the Company and Bank One, National Association dated November 6, 2000.

        12. Computation of Ratios of Earnings to Fixed Charges.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: March 19, 2001
                                          By:        /s/ PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 19, 2001
                                          By:     /s/ WILLIAM J. SHOWALTER
                                      ..........................................

                                                    William J. Showalter
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)