Form 10-K405
period 2001-05-02
HEINZ H J CO
filed 2001-07-27
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 2, 2001

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
    Common Stock, par value $.25 per share                  New York Stock Exchange;
                                                                Pacific Exchange

 Third Cumulative Preferred Stock, $1.70 First
        Series, par value $10 per share                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 30, 2001 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$14,210,198,991.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 2001, was 349,285,014 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended May 2, 2001 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 11, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended May 2, 2001, are incorporated into Part III, Items 10, 11, 12 and 13.

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

     Tuna is obtained through spot and term contracts directly with tuna vessel owners or their cooperatives and by brokered transactions. In some instances, in order to ensure the continued availability of adequate supplies of tuna, the Company assists, directly or indirectly, in financing the acquisition and operation of fishing vessels. The provision of such assistance is not expected to affect materially the operations of the Company.

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

     The following table lists the number of the Company's principal food processing factories and major trademarks by business segment:

                                        Factories
                                      --------------
                                      Owned   Leased             Major Trademarks
                                      -----   ------             ----------------
North American Grocery & Foodservice   20        7     Heinz, College Inn, StarKist,
                                                       Classico, Quality Chef, Yoshida,
                                                       Jack Daniels*, Diana Sauce, Bell
                                                       'Orto, Bella Rosa, Pablum, Chef
                                                       Francisco, Domani, Omstead, 9-Lives,
                                                       Kibbles n' Bits, Ken-L-Ration,
                                                       Reward, Gravy Train, Skippy,
                                                       Nature's Recipe, Pounce, Snausages,
                                                       Jerky Treats, Pup-Peroni, Wagwells,
                                                       Technical, Meaty Bone

North American Frozen                   5        0     Ore-Ida, Bagel Bites, Moore's,
                                                       Rosetto, Weight Watchers*, Boston
                                                       Market*, Smart Ones

Europe                                 33        5     Heinz, Petit Navire, John West, Mare
                                                       D'Oro, Mareblu, Marie Elisabeth,
                                                       Orlando, Guloso, San Marco, Linda
                                                       McCartney*, Weight Watchers*,
                                                       Farley's, Farex, Sonnen Basserman,
                                                       Plasmon, Nipiol, Dieterba,
                                                       Ortobuono, Frank Coopers, Pudliszki,
                                                       Go Ahead!*, American Dream, Hak,
                                                       Honig, De Ruijter

Asia/Pacific                           16        5     Heinz, Tom Piper, Wattie's, ABC,
                                                       Tegel, Chef, Champ, Craig's, Bruno,
                                                       Winna, Hellaby, Hamper, Farley's,
                                                       Greenseas, Gourmet, Nurture,
                                                       Complan, Farex

Other Operating Entities                6        2     Heinz, StarKist, Olivine,
                                                       Wellington's, Ganave, Champs, Royal
                                                       Pacific, 9-Lives, Pounce, Kibbles n'
                                                       Bits, Super Can
                                       --       --
                                       80       19     * Used under license

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

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2002 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

     The Company's factories are subject to inspections by various governmental agencies, and its products must comply with the applicable laws, including food and drug laws, of the jurisdictions in which they are manufactured and marketed.

     The Company employed, on a full-time basis as of May 2, 2001, approximately 45,800 persons around the world.

     Segment information is set forth on pages 66 through 68 in Note 14 to the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001. Such information is incorporated herein by reference.

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

     - The Company's ability to achieve its cost savings objectives, including any restructuring programs and its working capital initiative;

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

     - Weather conditions, which could impact demand for Company products and the supply and cost of raw materials;

     - The Company's ability to maintain its profit margin in the face of a consolidating retail environment; and

     - The Company's ability to offset the reduction in volume and revenue resulting from participation in categories experiencing declining consumption rates.

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

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 12, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 11, 2001.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 11, 2001)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William R. Johnson             52             Chairman, President, and Chief Executive
                                              Officer since September 2000; President and
                                              Chief Executive Officer from April 1998 to
                                              September 2000; President and Chief Operating
                                              Officer from June 1996 to April 1998.

Paul F. Renne                  58             Executive Vice President and Chief Financial
                                              Officer since June 1997; Senior Vice
                                              President--Finance and Chief Financial Officer
                                              from September 1996 to June 1997.

Richard H. Wamhoff             55             Executive Vice President--Asia/Pacific and
                                              Global Manufacturing/Supply Chain since August
                                              2000; Executive Vice President--Global
                                              Manufacturing/Supply Chain and Frozen Foods
                                              from May 1998 to August 2000; President and
                                              Chief Executive Officer--Ore-Ida Foods, Inc.
                                              from May 1993 to May 1998.

David R. Williams              58             Executive Vice President, President, and Chief
                                              Operating Officer--Europe, Middle East, Africa
                                              and India since August 2000; Executive Vice
                                              President from June 1996 to August 2000.

Michael J. Bertasso            51             Senior Vice President--Strategy, Process and
                                              Business Development since May 1998; Executive
                                              Vice President--Star-Kist Foods, Inc. from July
                                              1996 to May 1998; Chief Cost Officer--Star-Kist
                                              Foods, Inc. from May 1995 to July 1996.

William C. Goode               60             Senior Vice President and Chief Administrative
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

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 11, 2001)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
Michael D. Milone              45             Chief Executive Officer Star-Kist Foods, Inc.
                                              since May 2001; Senior Vice President--Global
                                              Category Development since May 2000; Vice
                                              President--Global Category Development from
                                              August 1998 to May 2000; President and Chief
                                              Operating Officer of Heinz Pet Products from
                                              July 1996 to August 1998.

D. Edward I. Smyth             51             Senior Vice President--Corporate and Government
                                              Affairs since May 1998; Vice
                                              President--Corporate Affairs from March 1990 to
                                              May 1998.

Laura Stein                    39             Senior Vice President and General Counsel since
                                              January 2000; attorney at The Clorox Company
                                              from 1992-1999, last serving as Assistant
                                              General Counsel--Regulatory Affairs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth beginning on page 42 under the caption "Stock Market Information" and on page 68 in Note 15, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1997 through 2001. All amounts are in thousands except per share data.

                                                    Fiscal year ended
                              --------------------------------------------------------------
                                May 2,       May 3,     April 28,    April 29,    April 30,
                                 2001         2000         1999         1998         1997
                              (52 Weeks)   (53 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                              ----------   ----------   ----------   ----------   ----------
Sales.......................  $9,430,422   $9,407,949   $9,299,610   $9,209,284   $9,357,007
Interest expense............     332,957      269,748      258,813      258,616      274,746
Net income..................     478,012      890,553      474,341      801,566      301,871
Net income per share--
  diluted...................        1.36         2.47         1.29         2.15         0.81
Net income per share--
  basic.....................        1.37         2.51         1.31         2.19         0.82
Short-term debt and current
  portion of long-term
  debt......................   1,870,834      176,575      904,207      339,626    1,163,442
Long-term debt, exclusive of
  current portion...........   3,014,853    3,935,826    2,472,206    2,768,277    2,283,993
Total assets................   9,035,150    8,850,657    8,053,634    8,023,421    8,437,787
Cash dividends per common
  share.....................       1.545       1.4450       1.3425       1.2350       1.1350

     The 2001 results include restructuring and implementation costs of $298.8 million pretax ($0.66 per share) for the Streamline initiative, net restructuring and implementation costs of $288.5 million pretax ($0.52 per share) for Operation Excel, a benefit of $93.2 million ($0.27 per share) from tax planning and new tax legislation in Italy, a loss of $94.6 million pretax ($0.19 per share) on the sale of The All American Gourmet business, company acquisition costs of $18.5 million pretax ($0.03 per share), a loss of $5.6 million pretax ($0.01 per share) which represents the company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings and the after-tax impact of adopting SAB No. 101 and SFAS No. 133 of $16.9 million ($0.05 per share). See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 52 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

     The 2000 results include net restructuring and implementation costs of $392.7 million pretax ($0.74 per share) for Operation Excel, a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation, costs related to Ecuador of $20.0 million pretax ($0.05 per share), a gain of $464.6 million pretax ($0.72 per share) on the sale of the Weight Watchers classroom business and a gain of $18.2 million pretax ($0.03 per share) on the sale of an office building in the U.K. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 52 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

     The 1999 results include restructuring and implementation costs of $552.8 million pretax ($1.11 per share) for Operation Excel and costs of $22.3 million pretax ($0.04 per share) related to the implementation of Project Millennia, offset by the reversal of unutilized Project Millennia accruals for severance and exit costs of $25.7 million pretax ($0.04 per share) and a gain of $5.7 million pretax on the sale of the bakery products unit. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 53 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information is set forth in the Management's Discussion and Analysis section on pages 28 through 42 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in the Management's Discussion and Analysis section on pages 41 through 42 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheets of the Company and its subsidiaries as of May 2, 2001 and May 3, 2000 and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ended May 2, 2001, May 3, 2000 and April 28, 1999 together with the related Notes to Consolidated Financial Statements, on pages 43 through 70 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 11, 2001. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 11, 2001. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 11, 2001. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 11, 2001. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001 are incorporated herein by reference:

             Consolidated Balance Sheets as of May 2, 2001 and May 3,
             2000
             Consolidated Statements of Income for the fiscal years
             ended May 2, 2001, May 3, 2000 and April 28, 1999
             Consolidated Statements of Shareholders' Equity for the
             fiscal years ended May 2, 2001, May 3, 2000 and April
             28, 1999
             Consolidated Statements of Cash Flows for the fiscal years ended May 2, 2001, May 3, 2000 and April 28, 1999
             Notes to Consolidated Financial Statements
             Report of Independent Accountants of
             PricewaterhouseCoopers LLP dated June 14, 2001, except
             for footnote 18, for which the date is July 6, 2001 on
             the Company's consolidated financial statements for the
             fiscal years ended May 2, 2001, May 3, 2000 and April
             28, 1999

   (2) The following report and schedule is filed herewith as a part hereof:

             Report of Independent Accountants of PricewaterhouseCoopers
             LLP dated June 14, 2001 on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended May 2, 2001, May 3, 2000 and
             April 28, 1999

             Consent of Independent Accountants of PricewaterhouseCoopers
             LLP dated July 26, 2001 filed as a part hereof

             Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 2, 2001, May 3, 2000 and April 28, 1999

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

             (i) Supplement dated May 3, 2001 to the Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992.

        (b)  The Indenture between the Company and Bank One,
             National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's
             Quarterly Report on Form 10-Q for the nine months ended
             January 31, 2001.

             (i) Supplement dated May 3, 2001 to the Indenture between the Company and Bank One, National Association dated as of November 6, 2000.

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

             (vii)  H. J. Heinz Company Executive Deferred Compensation
                    Plan.

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

                (xi)   H. J. Heinz Company Deferred Compensation Plan for
                       Directors is incorporated herein by reference to Exhibit
                       10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

                (xii) H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1999.

                (xiii) Form of Severance Protection Agreement is
                       incorporated herein by reference to Exhibit 10(a)(xiv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2000.

                (xiv) H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 4, 2000.

           12.  Computation of Ratios of Earnings to Fixed Charges.

           13.  Pages 28 through 71 of the H. J. Heinz Company Annual
                Report to Shareholders for the fiscal year ended May 2, 2001, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

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


(b) During the last fiscal quarter of the period covered by this Report the Company filed a Current Report on Form 8-K dated March 8, 2001 relating to its financial results for the fourth quarter and year ended May 2, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2001.

                                                H. J. HEINZ COMPANY
                                                    (Registrant)

                                    By:          /s/ PAUL F. RENNE
                                       .........................................
                                                     PAUL F. RENNE
                                          Executive Vice President and Chief
                                                   Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 27, 2001.

                 Signature                                           Capacity
                 ---------                                           --------

         /s/ WILLIAM R. JOHNSON                    Chairman, President and
 ...........................................        Chief Executive Officer
             WILLIAM R. JOHNSON                    (Principal Executive Officer)

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

William R. Johnson          Director
Nicholas F. Brady           Director
Mary C. Choksi              Director
Leonard S. Coleman, Jr.     Director
Edith E. Holiday            Director
Samuel C. Johnson           Director
Candace Kendle              Director
Donald R. Keough            Director
Dean R. O'Hare              Director
Paul F. Renne               Director
Thomas J. Usher             Director
David R. Williams           Director
James M. Zimmerman          Director

                                        By         /s/ PAUL F. RENNE
                                            ....................................
                                                       PAUL F. RENNE
                                               Director and Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
  H. J. Heinz Company:

     Our audits of the consolidated financial statements referred to in our report dated June 14, 2001, except for footnote 18, for which the date is July 6, 2001, appearing in the 2001 Annual Report to Shareholders of H. J. Heinz Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 14, 2001

                            ------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623,
333-13849, 333-87419 and 333-49728) of H. J. Heinz Company and Subsidiaries of our report dated June 14, 2001, except for footnote 18, for which the date is July 6, 2001, relating to the financial statements, which appears in the 2001 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 14, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 26, 2001

                                                                     SCHEDULE II
                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         FISCAL YEARS ENDED MAY 2, 2001, MAY 3, 2000 AND APRIL 28, 1999
                             (THOUSANDS OF DOLLARS)

                                                                     Additions
                                                               ----------------------
                                                  Balance at   Charged to    Charged                     Balance at
                                                  beginning    costs and    to other                       end of
Description                                       of period     expenses    accounts    Deductions         period
-----------                                       ----------   ----------   ---------   ----------       ----------
Fiscal year ended May 2, 2001:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 18,697     $ 9,162        $--       $12,784(1)       $ 15,075
                                                   ========     =======        ===       =======          ========
      Investments, advances and other assets....   $  1,597     $    --        $--       $   483          $  1,114
                                                   ========     =======        ===       =======          ========
      Deferred tax assets (2)...................   $ 75,109     $ 8,121        $--       $22,932          $ 60,298
                                                   ========     =======        ===       =======          ========
Fiscal year ended May 3, 2000:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 21,633     $ 3,986        $--       $ 6,922(1)       $ 18,697
                                                   ========     =======        ===       =======          ========
      Investments, advances and other assets....   $  1,876     $    --        $--       $   279          $  1,597
                                                   ========     =======        ===       =======          ========
      Deferred tax assets (3)...................   $ 40,811     $49,173        $--       $14,875          $ 75,109
                                                   ========     =======        ===       =======          ========
Fiscal year ended April 28, 1999:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 17,627     $ 8,427        $--       $ 4,421(1)       $ 21,633
                                                   ========     =======        ===       =======          ========
      Investments, advances and other assets....   $  2,392     $    --        $--       $   516          $  1,876
                                                   ========     =======        ===       =======          ========
      Deferred tax assets (4)...................   $ 20,992     $25,949        $--       $ 6,130          $ 40,811
                                                   ========     =======        ===       =======          ========

NOTES:
(1) Principally reserves on assets sold, written-off or reclassified.
(2) The net change in the valuation allowance for deferred tax assets was a decrease of $14.8 million. The decrease was due to reductions in the valuation allowance related to deferred tax assets for foreign tax credit carryforward ($11.0 million) and loss carryforwards ($11.9 million). The decrease was partially offset by an increase in the valuation allowance related to deferred tax assets for loss carryforwards ($8.1 million). See
    Note 5 to the Consolidated Financial Statements on pages 56 and 57 of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.
(3) The net change in the valuation allowance for deferred tax assets was an increase of $34.3 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforward ($34.3 million) and loss carryforwards ($14.8 million). The increase was partially offset by decreases in the valuation allowance related to reduction in deferred tax assets for loss carryforwards ($14.8 million). See Note 5 to the Consolidated Financial Statements on pages 58 and 59 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.
(4) The net change in the valuation allowance for deferred tax assets was an increase of $19.8 million. The increase was due to a change in judgment about the realizability of deferred tax assets related to foreign tax credit carryforwards ($4.1 million) and the addition of deferred tax assets for loss carryforwards ($21.8 million). The increase was partially offset by decreases in the valuation allowance related to a reduction in deferred tax assets for loss carryforwards ($3.0 million) and foreign tax credit carryforwards ($3.1 million). See Note 5 to the Consolidated Financial Statements on pages 58 and 59 of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 2000.

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

            3(ii)   The Company's By-Laws, as amended effective
                    September 8, 1999, are incorporated herein by reference to
                    Exhibit 3 to the Company's Quarterly Report on Form
                    10-Q for the three months ended July 28, 1999.

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

                         (i) Supplement dated May 3, 2001 to the Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992.

                    (b)  The Indenture between the Company and Bank One,
                         National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 31, 2001.

                         (i) Supplement dated May 3, 2001 to the Indenture between the Company and Bank One, National
                                Association dated as of November 6, 2000.

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

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            (iii)  H. J. Heinz Company 1987 Stock Option Plan, as
                   amended, is incorporated herein by reference to Exhibit
                   10(o) to the Company's Annual Report on Form 10-K
                   for the fiscal year ended May 2, 1990.

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

            (vii)  H. J. Heinz Company Executive Deferred Compensation
                   Plan.

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

            (xi)   H. J. Heinz Company Deferred Compensation Plan for
                   Directors is incorporated herein by reference to Exhibit
                   10(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

            (xii) H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1999.

            (xiii) Form of Severance Protection Agreement is
                   incorporated herein by reference to Exhibit 10(a)(xiv) for the fiscal year ended May 3, 2000.

            (xiv) H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 4, 2000.

       12.  Computation of Ratios of Earnings to Fixed Charges.

       13.  Pages 28 through 71 of the H. J. Heinz Company Annual
            Report to Shareholders for the fiscal year ended May 3, 2001, portions of which are incorporated herein by reference. Those portions of the Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.

       21.  Subsidiaries of the Registrant.

       23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

            (a)  Consent of PricewaterhouseCoopers LLP.

       24.  Powers-of-attorney of the Company's directors.