Form 10-Q
period 2001-08-01
HEINZ H J CO
filed 2001-09-17
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE THREE MONTHS ENDED AUGUST 1, 2001          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of September 7, 2001 was 350,142,722 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     First Quarter Ended
                                                              ---------------------------------
                                                              August 1, 2001    August 2, 2000*
                                                                 FY 2002            FY 2001
                                                              --------------    ---------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                     per Share Amounts)

Sales.......................................................    $2,185,479        $2,171,511
Cost of products sold.......................................     1,315,016         1,272,576
                                                                ----------        ----------
Gross profit................................................       870,463           898,935
Selling, general and administrative expenses................       486,309           510,394
                                                                ----------        ----------
Operating income............................................       384,154           388,541
Interest income.............................................         5,358             5,641
Interest expense............................................        75,547            81,059
Other (expense) income, net.................................        (1,758)            2,165
                                                                ----------        ----------
Income before income taxes and cumulative effect of
  accounting change.........................................       312,207           315,288
Provision for income taxes..................................       111,733           110,837
                                                                ----------        ----------
Income before cumulative effect of accounting change........       200,474           204,451
Cumulative effect of accounting change......................            --           (16,471)
                                                                ----------        ----------
Net income..................................................    $  200,474        $  187,980
                                                                ==========        ==========
Net income per share--diluted...............................    $     0.57        $     0.54
                                                                ==========        ==========
Average common shares outstanding--diluted..................       352,380           351,128
                                                                ==========        ==========
Net income per share--basic.................................    $     0.57        $     0.54
                                                                ==========        ==========
Average common shares outstanding--basic....................       349,202           347,732
                                                                ==========        ==========
Cash dividends per share....................................    $   0.3925        $   0.3675
                                                                ==========        ==========

*Restated, see Note 7

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              August 1, 2001    May 2, 2001*
                                                                 FY 2002          FY 2001
                                                              --------------    ------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $  141,814       $  138,849
Short-term investments, at cost which approximates market...         6,564            5,371
Receivables, net............................................     1,216,090        1,383,550
Inventories.................................................     1,492,938        1,407,961
Prepaid expenses and other current assets...................       251,234          181,083
                                                                ----------       ----------
     Total current assets...................................     3,108,640        3,116,814
                                                                ----------       ----------

Property, plant and equipment...............................     3,905,896        3,880,780
Less accumulated depreciation...............................     1,714,084        1,712,400
                                                                ----------       ----------
     Total property, plant and equipment, net...............     2,191,812        2,168,380
                                                                ----------       ----------

Goodwill, net...............................................     2,156,542        2,077,451
Trademarks, net.............................................       760,966          567,692
Other intangibles, net......................................       124,347          120,749
Other non-current assets....................................       992,930          984,064
                                                                ----------       ----------
     Total other non-current assets.........................     4,034,785        3,749,956
                                                                ----------       ----------

     Total assets...........................................    $9,335,237       $9,035,150
                                                                ==========       ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              August 1, 2001    May 2, 2001*
                                                                 FY 2002          FY 2001
                                                              --------------    ------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $  224,693       $1,555,869
Portion of long-term debt due within one year...............       314,785          314,965
Accounts payable............................................       777,765          962,497
Salaries and wages..........................................        48,301           54,036
Accrued marketing...........................................       129,665          146,138
Accrued restructuring costs.................................        99,518          134,550
Other accrued liabilities...................................       401,416          388,582
Income taxes................................................       133,320           98,460
                                                                ----------       ----------
     Total current liabilities..............................     2,129,463        3,655,097
                                                                ----------       ----------

Long-term debt..............................................     4,429,002        3,014,853
Deferred income taxes.......................................       275,448          253,690
Non-pension postretirement benefits.........................       211,031          207,104
Other liabilities and minority interest.....................       845,552          530,679
                                                                ----------       ----------
Total long-term debt, other liabilities and minority
  interest..................................................     5,761,033        4,006,326

Shareholders' Equity:
Capital stock...............................................       107,892          107,900
Additional capital..........................................       332,891          331,633
Retained earnings...........................................     4,760,588        4,697,213
                                                                ----------       ----------
                                                                 5,201,371        5,136,746

Less:
  Treasury stock at cost (81,618,916 shares at August 1,
     2001 and 82,147,565 shares at May 2, 2001).............     2,909,289        2,922,630
  Unearned compensation relating to the ESOP................         1,724            3,101
  Accumulated other comprehensive loss......................       845,617          837,288
                                                                ----------       ----------
     Total shareholders' equity.............................     1,444,741        1,373,727
                                                                ----------       ----------
     Total liabilities and shareholders' equity.............    $9,335,237       $9,035,150
                                                                ==========       ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    First Quarter Ended
                                                              --------------------------------
                                                              August 1, 2001    August 2, 2000
                                                                 FY 2002           FY 2001
                                                              --------------    --------------
                                                                        (Unaudited)
                                                                   (Thousands of Dollars)

Cash provided by (used for) Operating Activities............    $  59,901         $ (13,228)
                                                                ---------         ---------
Cash Flows from Investing Activities:
     Capital expenditures...................................      (60,101)          (79,414)
     Acquisitions, net of cash acquired.....................     (310,807)         (130,463)
     Purchases of short-term investments....................       (1,093)         (515,392)
     Sales and maturities of short-term investments.........           --           522,482
     Investment in The Hain Celestial Group, Inc............           --           (79,743)
     Other items, net.......................................       10,836           (21,460)
                                                                ---------         ---------
          Cash used for investing activities................     (361,165)         (303,990)
                                                                ---------         ---------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................      (26,571)          (11,397)
     (Payments on) proceeds from commercial paper and short-
       term borrowings, net.................................     (656,841)          413,782
     Proceeds from long-term debt...........................      764,622                --
     Proceeds from preferred stock of subsidiary............      325,000                --
     Dividends..............................................     (137,099)         (127,775)
     Purchases of treasury stock............................           --            (2,828)
     Exercise of stock options..............................       13,301            21,235
     Other items, net.......................................       17,135             9,595
                                                                ---------         ---------
          Cash provided by financing activities.............      299,547           302,612
                                                                ---------         ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        4,682             5,119
                                                                ---------         ---------
Net increase (decrease) in cash and cash equivalents........        2,965            (9,487)
Cash and cash equivalents at beginning of year..............      138,849           137,617
                                                                ---------         ---------
Cash and cash equivalents at end of period..................    $ 141,814         $ 128,130
                                                                =========         =========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the company. Those comments should be read in conjunction with these notes. The company's Annual Report to Shareholders for the fiscal year ended May 2, 2001 includes additional information about the company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2002 presentation.

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included.

(4)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                      August 1, 2001      May 2, 2001
                                                      --------------      -----------
                                                           (Thousands of Dollars)
Finished goods and work-in-process.................     $1,158,135         $1,095,954
Packaging material and ingredients.................        334,803            312,007
                                                        ----------         ----------
                                                        $1,492,938         $1,407,961
                                                        ==========         ==========

(5)   RESTRUCTURING
      In the fourth quarter of Fiscal 2001, the company announced a restructuring initiative named "Streamline". This initiative includes a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the company's tuna operations in Puerto Rico, the consolidation of the company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the company's Terminal Island, California facility), and the divestiture of the company's U.S. fleet of fishing boats and related equipment. For more information regarding Streamline, refer to the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of August 1, 2001 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 2001...................     $ 110.5         $110.3          $ 55.4         $ 22.6       $ 298.8
   Amounts utilized--Fiscal 2001..........      (110.5)         (39.5)           (4.7)         (22.6)       (177.3)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 2,
     2001.................................          --           70.8            50.7             --         121.5
   Restructuring and implementation
     costs--Fiscal 2002...................          --            5.7              --           10.4          16.1
   Amounts utilized--Fiscal 2002..........          --          (30.6)           (6.8)         (10.4)        (47.8)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs--August 1,
     2001.................................     $    --         $ 45.9          $ 43.9         $   --       $  89.8
                                               =======         ======          ======         ======       =======

     During the first quarter of Fiscal 2002, the company recognized restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as selling, general and administrative expenses ("SG&A"). Implementation costs ($10.4 million pretax) were primarily cost premiums related to production transfers, consulting costs and relocation costs.

     During the first quarter of Fiscal 2002, the company utilized $37.4 million of severance and exit cost accruals, principally for the closure of the company's tuna operations in Puerto Rico, ceasing canned pet food production in its Terminal Island, California facility and its global overhead reduction plan, primarily in Europe and North America.

(6)   ACQUISITIONS
      During the first quarter of Fiscal 2002, the company completed the acquisition of Borden Food Corporation's pasta sauce, dry bouillon and soup business. Under this transaction, the company acquired such brands as Classico pasta sauces, Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups. The company also made a smaller acquisition.

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

(7)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, the company recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $16.5 million in net income as of May 4, 2000, was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 first quarter amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $2.15 billion; Gross profit, $892.2 million; Net income, $200.6 million; Net income per share -- diluted, $0.57; Net income per share -- basic, $0.58.

(8)   RECENTLY ISSUED ACCOUNTING STANDARDS
      In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and provides guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented in the first quarter of Fiscal 2003. The company is currently evaluating the impact of these standards on the consolidated financial statements.

     In September 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which address the income statement classification of consideration from a vendor to a retailer. These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2002. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales, the amounts of which have not yet been determined.

     In May 2000, the EITF issued new guidelines entitled "Accounting for Certain Sales Incentives" which addresses the recognition, measurement and income statement classification for certain sales incentives (e.g., coupons). These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2002. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales, the amounts of which have not yet been determined.

(9)   SEGMENTS
      The company has reconsidered its segment reporting for its North American business in light of recent performance trends and management changes. Accordingly, the U.S. Pet Products and Seafood business, previously aggregated with Heinz North America, is reported separately. Prior year quarterly segment information has been revised to conform with current quarter presentation. In order to provide historical information on the current reporting segments, the prior three year segment data and related MD&A are included in Item 5, Other Information.

        Heinz North America--This segment markets ketchup, condiments, sauces, soups, pasta meals and infant foods to the grocery and foodservice channels and includes the Canadian business.

        U.S. Pet Products & Seafood--This segment markets dry and canned pet food, pet snacks, tuna and other seafood.

        U.S. Frozen--This segment markets frozen potatoes, entrees, snacks and appetizers.

        Europe--This segment includes the company's operations in Europe and sells products in all of the company's core categories.

        Asia/Pacific--This segment includes the company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Thailand and India. This segment's operations include products in all of the company's core categories.

        Other Operating Entities--This segment includes the company's operations in Africa, Venezuela and other areas which sell products in all of the company's core categories.

        The company's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income excluding unusual costs and gains. Intersegment sales are accounted for at current market values. Items below the operating income line of the Consolidated Statements of Income are not presented by segment, since they are not the primary measure of segment profitability reviewed by the company's management.

     The following table presents information about the company's reportable segments:

                                                                    First Quarter Ended
                                                              --------------------------------
                                                              August 1, 2001    August 2, 2000
                                                                 FY 2002           FY 2001*
                                                              --------------    --------------
                                                                   (Thousands of Dollars)
Net external sales:
  Heinz North America.......................................    $  574,902        $  562,047
  U.S. Pet Products and Seafood.............................       345,466           374,549
  U.S. Frozen...............................................       238,501           229,164
                                                                ----------        ----------
  North America Totals......................................     1,158,869         1,165,760
  Europe....................................................       686,857           639,427
  Asia/Pacific..............................................       244,819           284,099
  Other Operating Entities..................................        94,934            82,225
                                                                ----------        ----------
  Consolidated Totals.......................................    $2,185,479        $2,171,511
                                                                ==========        ==========
Intersegment sales:
  Heinz North America.......................................    $    7,331        $   10,722
  U.S. Pet Products and Seafood.............................         4,813             6,187
  U.S. Frozen...............................................         2,201             2,850
  Europe....................................................         1,374               756
  Asia/Pacific..............................................           292               413
  Other Operating Entities..................................            --             1,008
  Non-Operating (a).........................................       (16,011)          (21,936)
                                                                ----------        ----------
  Consolidated Totals.......................................    $       --        $       --
                                                                ==========        ==========
Operating income (loss):
  Heinz North America.......................................    $  118,471        $  141,921
  U.S. Pet Products and Seafood.............................        57,541            60,958
  U.S. Frozen...............................................        44,236            37,629
                                                                ----------        ----------
  North America Totals......................................       220,248           240,508
  Europe....................................................       150,571           118,705
  Asia/Pacific..............................................        26,136            41,536
  Other Operating Entities..................................        11,933            11,064
  Non-Operating (a).........................................       (24,734)          (23,272)
                                                                ----------        ----------
  Consolidated Totals.......................................    $  384,154        $  388,541
                                                                ==========        ==========
Operating income (loss) excluding special items (b):
  Heinz North America.......................................    $  123,345        $  154,845
  U.S. Pet Products and Seafood.............................        65,336            71,033
  U.S. Frozen...............................................        44,236            43,103
                                                                ----------        ----------
  North America Totals......................................       232,917           268,981
  Europe....................................................       152,286           139,551
  Asia/Pacific..............................................        26,734            47,600
  Other Operating Entities..................................        11,933            11,064
  Non-Operating (a).........................................       (23,541)          (22,297)
                                                                ----------        ----------
  Consolidated Totals.......................................    $  400,329        $  444,899
                                                                ==========        ==========

*Restated, see Note 7
---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) First Quarter ended August 1, 2001 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.9 million, U.S. Pet Products and Seafood $7.8 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

    First Quarter ended August 2, 2000 - Excludes implementation costs of Operation Excel as follows: Heinz North America $12.9 million, U.S. Pet Products and Seafood $10.1 million, U.S. Frozen $5.5 million, Europe $20.8 million, Asia/Pacific $6.1 million and Non-Operating $1.0 million.

     The company's revenues are generated via the sale of products in the following categories:

                                                                       First Quarter Ended
                                                                 --------------------------------
                                                                 August 1, 2001    August 2, 2000
                                                                    FY 2002           FY 2001
                                                                 --------------    --------------
                                                                      (Thousands of Dollars)
   Ketchup, Condiments and Sauces..............................    $  619,859        $  594,956
   Frozen Foods................................................       415,230           423,084
   Tuna........................................................       258,638           257,823
   Soups, Beans and Pasta Meals................................       281,397           244,841
   Infant Foods................................................       206,339           229,753
   Pet Products................................................       250,805           279,404
   Other.......................................................       153,211           141,650
                                                                   ----------        ----------
       Total...................................................    $2,185,479        $2,171,511
                                                                   ==========        ==========

(10) On May 3, 2001, the company reorganized its U.S. corporate structure by consolidating its U.S. business into two major entities: H. J. Heinz Finance Company (HFC) manages treasury functions and H. J. Heinz Company, L.P. (Heinz LP) owns or leases the operating assets and manages the business. HFC assumed primary liability for payment of the company's outstanding senior unsecured debt and accrued interest by becoming a co-obligor with the company. HFC's financial statements for the quarter ended August 1, 2001 are attached as Exhibit 99.

     On July 6, 2001, HFC raised $325 million via the issuance of Voting Cumulative Preferred Stock, Series A with a liquidation preference of $100,000 per share. The Series A Preferred shares are entitled to receive quarterly dividends at a rate of 6.226% per annum and are required to be redeemed for cash on July 15, 2008. In addition, HFC issued $750 million of 6.625% Guaranteed Notes due July 15, 2011 which are guaranteed by the company. The proceeds were used for general corporate purposes, including retiring commercial paper borrowings, financing acquisitions and ongoing operations.

     On September 6, 2001, the company, HFC and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and an $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of August 1, 2001, $673 million of domestic commercial paper was outstanding and classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of domestic commercial paper outstanding and classified as short-term debt.

(11) DIVIDENDS
     On September 17, 2001, the company's Board of Directors raised the quarterly dividend on the company's common stock to $.4050 per share from $0.3925 per share, for an indicated annual rate of $1.62 per share. The dividend will be paid on October 10, 2001, to shareholders of record at the close of business on September 27, 2000.

(12) EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                                                       First Quarter Ended
                                                                 -------------------------------
                                                                 August 1, 2001   August 2, 2000
                                                                    FY 2002          FY 2001
                                                                 --------------   --------------
                                                                    (In Thousands, Except per
                                                                         Share Amounts)
   Income before cumulative effect of accounting change........     $200,474         $204,451
   Preferred dividends.........................................            5                6
                                                                    --------         --------
   Income applicable to common stock before effect of
     accounting change.........................................      200,469          204,445
   Cumulative effect of accounting change......................           --          (16,471)
                                                                    --------         --------
   Net income applicable to common stock.......................     $200,469         $187,974
                                                                    ========         ========
     Average common shares outstanding--basic..................      349,202          347,732
     Effect of dilutive securities:
       Convertible preferred stock.............................          169              184
       Stock options...........................................        3,009            3,212
                                                                    --------         --------
     Average common shares outstanding--diluted................      352,380          351,128
   Income per share before cumulative effect of accounting
     change--basic.............................................     $   0.57         $   0.59
                                                                    ========         ========
   Net income per share--basic:................................     $   0.57         $   0.54
                                                                    ========         ========
   Income per share before cumulative effect of accounting
     change--dilutive..........................................     $   0.57         $   0.58
                                                                    ========         ========
     Net income per share--diluted.............................     $   0.57         $   0.54
                                                                    ========         ========

(13) COMPREHENSIVE INCOME

                                                                       First Quarter Ended
                                                                 --------------------------------
                                                                 August 1, 2001    August 2, 2000
                                                                    FY 2002           FY 2001
                                                                 --------------    --------------
                                                                      (Thousands of Dollars)
   Net income..................................................     $200,474          $187,980
   Other comprehensive income (loss):
       Foreign currency translation adjustment.................       (9,031)          (63,408)
       Minimum pension liability adjustment....................          140            (3,036)
       Deferred gains/(losses) on derivatives:
            Net change from periodic revaluations..............          319                --
            Net amount reclassified to earnings................          243                --
                                                                    --------          --------
   Comprehensive income........................................     $192,145          $121,536
                                                                    ========          ========

(14) FINANCIAL INSTRUMENTS
     The company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency, commodity price and interest rate exposures.

     FOREIGN CURRENCY HEDGING: The company uses forward contracts and currency swaps to mitigate its foreign currency exchange rate exposure due to anticipated purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Hedges of anticipated transactions are designated as cash flow hedges, and consequently, the effective portion of unrealized gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings.

     The company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the quarter ended August 1, 2001, gains of $2.4 million, net of income taxes of $1.4 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

     COMMODITY PRICE HEDGING: The company uses commodity futures and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases which meet the criteria for hedge accounting are designated as cash flow hedges. When using a commodity option as a hedging instrument, the company excludes the time value of the option from the assessment of hedge effectiveness.

     INTEREST RATE HEDGING: The company uses interest rate swaps to manage interest rate exposure. These derivatives are designated as cash flow hedges or fair value hedges depending on the nature of the particular risk being hedged.

     HEDGE INEFFECTIVENESS: During the quarter ended August 1, 2001, hedge ineffectiveness related to cash flow hedges was a net loss of $0.2 million, which is reported in the consolidated statements of income as other expenses.

     DEFERRED HEDGING GAINS AND LOSSES: As of August 1, 2001, the company is hedging forecasted transactions for periods not exceeding 12 months, and expects $0.3 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings within that time frame.

(15) SUBSEQUENT EVENT
     On August 2, 2001, the Company announced that it acquired Delimex Holdings, Inc., a leading maker of frozen Mexican food products, from Fenway Partners. Delimex is the leading U.S. producer of frozen taquitos, tightly rolled fried corn and flour tortillas with fillings such as beef, chicken or cheese. Delimex also makes quesadillos, tamales and rice bowls.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STREAMLINE

     In the fourth quarter of Fiscal 2001, the company announced a restructuring initiative named "Streamline." This initiative includes a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the company's tuna operations in Puerto Rico, the consolidation of the company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the company's Terminal Island, California facility), and the divestiture of the company's U.S. fleet of fishing boats and related equipment. For more information regarding Streamline, refer to the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

     During the first quarter of Fiscal 2002, the company recognized restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis]. Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as selling, general and administrative expenses ("SG&A"). Implementation costs ($10.4 million pretax) were recognized as incurred and consisted of incremental costs directly related to the implementation of the Streamline initiative. These include cost premiums related to production transfers, consulting costs and relocation costs.

     In Fiscal 2001, the company completed the closure of its tuna operations in Puerto Rico, ceased production of canned pet food in the company's Terminal Island, California facility and sold its U.S. fleet of fishing boats and related equipment. In addition, the company is continuing its implementation of its global overhead reduction plan. To date, these actions have resulted in a net reduction of the company's workforce of approximately 2,000 employees.

              THREE MONTHS ENDED AUGUST 1, 2001 AND AUGUST 2, 2000

RESULTS OF OPERATIONS

     For the three months ended August 1, 2001, sales increased $14.0 million, or 0.6%, to $2,185.5 million from $2,171.5 million last year. Sales were favorably impacted by acquisitions (6.2%), primarily the prior year acquisitions of IDF Holdings, Inc., Cornucopia, Inc. and the CSM Food Division of CSM Nederland NV, higher volumes (0.3%) and slightly higher pricing (0.1%). Sales were unfavorably impacted by unfavorable foreign exchange translation rates (3.9%) and divestitures (2.1%).

     Sales of the Heinz North America segment increased $12.9 million, or 2.3%. Acquisitions, net of divestitures, increased sales 6.7%, due primarily to the prior year acquisitions of IDF Holdings, Inc. and Cornucopia, Inc. Pricing was adversely effected by increased trade promotions which reduced sales 2.7%, due mainly to foodservice, soups and broths. Sales volume decreased 1.3%, due primarily to foodservice and infant feeding. The weaker Canadian dollar decreased sales 0.4%.

     Sales of the U.S. Pet Products and Seafood segment decreased $29.1 million, or 7.8%. Higher pricing increased sales 1.1%, primarily in light meat tuna and canned pet food, partially offset by lower pricing of dry dog food. Sales volume decreased 6.0%, primarily in pet food and light meat tuna, partially offset by volume increases in white meat tuna and pet snacks. Divestitures decreased sales 3.1%.

     U.S. Frozen's sales increased $9.3 million, or 4.1%. Sales volume increased 11.2% driven by SmartOnes frozen entrees and the success of Bagel Bites and Hot Bites snacks. Higher pricing increased sales 0.9%, primarily in SmartOnes frozen entrees. Divestures, net of acquisitions, reduced sales by 8.0% due to the sale of The All American Gourmet business and its Budget Gourmet and Value Classics brands of frozen entrees.

     Heinz Europe's sales increased $47.4 million, or 7.4%. Acquisitions, net of divestitures, increased sales 12.9%, due primarily to the acquisition of the CSM Food Division of CSM Nederland NV. Higher pricing increased sales 0.5%, primarily due to higher pricing in infant feeding and seafood, partially offset by lower pricing in frozen weight control entrees. Volume increased 0.3%, driven primarily by ketchup, salad cream and frozen meals, partially offset by volume decreases in infant feeding and seafood. Unfavorable foreign exchange translation rates reduced sales by 6.3%.

     Sales in Asia/Pacific decreased $39.3 million, or 13.8%, primarily due to unfavorable exchange rates which reduced sales by 14.2%. Sales volume increased 1.0% and pricing remained constant. Divestitures, net of acquisitions, reduced sales by 0.6%.

     Sales for Other Operating Entities increased $12.7 million, or 15.5%. Sales volume increased 7.0%, primarily in infant feeding and cooking oils. Favorable pricing increased sales 9.3% and other items net, reduced sales by 0.8%.

     The current year's first quarter was negatively impacted by additional Streamline restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as selling, general and administrative expenses ("SG&A"). Last year's first quarter was negatively impacted by Operation Excel implementation costs of $56.4 million pretax or $0.11 per share. (For more information regarding Operation Excel, refer to the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.)

     The following tables provide a comparison of the company's reported results and the results excluding special items for the first quarters of Fiscal 2002 and Fiscal 2001.

                                               First Quarter Ended August 1, 2001
                                       --------------------------------------------------
                                         Net       Gross     Operating     Net       Per
                                        Sales      Profit     Income      Income    Share
                                       --------    ------    ---------    ------    -----
                                         (Dollars in millions except per share amounts)
Reported results.....................  $2,185.5    $870.5     $384.2      $200.5    $0.57
  Streamline implementation costs....        --       8.7       10.4        9.4      0.03
  Streamline restructuring costs.....        --        --        5.7        3.6      0.01
                                       --------    ------     ------      ------    -----
Results excluding special items......  $2,185.5    $879.2     $400.3      $213.4    $0.61
                                       ========    ======     ======      ======    =====

                                              First Quarter Ended August 2, 2000
                                      --------------------------------------------------
                                        Net       Gross     Operating     Net       Per
                                       Sales      Profit     Income      Income    Share
                                      --------    ------    ---------    ------    -----
Reported results (a)................  $2,171.5    $898.9     $388.5      $204.5(b) $0.58(b)
  Operation Excel implementation
     costs..........................        --      17.3       56.4       37.1      0.11
                                      --------    ------     ------      ------    -----
Results excluding special items.....  $2,171.5    $916.2     $444.9      $241.6    $0.69
                                      ========    ======     ======      ======    =====

---------------

(a) Amounts have been restated for the effect of the change in accounting for revenue recognition

(b) Before cumulative effect of accounting change

(Note: Totals may not add due to rounding.)

     Gross profit decreased $28.5 million, or 3.2%, to $870.5 million from $898.9 million and the gross profit margin decreased to 39.8% from 41.4%. Excluding the special items noted above, gross profit decreased $37.0 million, or 4.0%, to $879.2 million from $916.2 million and the gross profit margin decreased to 40.2% from 42.2%. Gross profit for the Heinz North America segment decreased $19.3 million, or 8.0%, due primarily to trade promotions and unfavorable sales mix. In addition, recent foodservice acquisitions are dilutive to gross margin percentages since they are not yet reflective of expected synergies. The U.S. Pet Products and Seafood segment's gross profit decreased $17.0 million, or 11.3%, primarily due to canned pet food, partially offset by tuna. U.S. Frozen's gross profit increased $4.2 million or 3.9%, due to increased sales and pricing. Europe's gross profit increased $17.3 million, or 6.2%, due primarily to the acquisition of the CSM Food Division of CSM Nederland NV, offset partially by unfavorable foreign exchange rates. The Asia/Pacific segment's gross profit decreased $24.8 million, or 22.2%, due primarily to unfavorable foreign exchange rates and temporary supply chain inefficiencies due to recent significant changes in the manufacturing footprint in the region. Gross profit in the Other Operating Entities segment increased $2.6 million, or 9.9%, due primarily to favorable pricing.

     Selling, general and administrative expenses ("SG&A") decreased $24.1 million, or 4.7%, to $486.3 million from $510.4 million, and decreased as a percentage of sales to 22.3% from 23.5%. Excluding the special items noted above, SG&A increased $7.5 million, or 1.6%, to $478.9 million from $471.3 million and increased slightly as a percentage of sales to 21.9% from 21.7%. Increases in selling and distribution, driven by higher fuel costs, have been partially offset by a reduction in consumer promotion spending.

     Operating income decreased $4.4 million, or 1.1%, to $384.2 million from $388.5 million and decreased as a percentage of sales to 17.6% from 17.9%. Excluding the special items noted above, operating income decreased $44.6 million, or 10.0%, to $400.3 million from $444.9 million and decreased as a percentage of sales to 18.3% from 20.5%.

     Heinz North America's operating income decreased $23.5 million, or 16.5%, to $118.5 million from $141.9 million. Excluding the special items noted above, operating income decreased $31.5 million, or 20.3%, to $123.3 million from $154.8 million, due primarily to changes in gross profit and higher selling and distribution costs.

     The U.S. Pet Products and Seafood Segment's operating income decreased $3.4 million, or 5.6%, to $57.5 million from $61.0 million. Excluding the special items noted above, operating income decreased $5.7 million, or 8.0%, to $65.3 million from $71.0 million, due primarily to the continued decline in pet food business.

     The U.S. Frozen segment's operating income increased $6.6 million, or 17.6%, to $44.2 million from $37.6 million. Excluding the special items noted above, operating income increased $1.1 million, or 2.6%, to $44.2 million from $43.1 million reflecting decreased marketing spending primarily due to the divestiture of The All American Gourmet business.

     Europe's operating income increased $31.9 million, or 26.8%, to $150.6 million from $118.7 million. Excluding the special items noted above, operating income increased $12.7 million, or 9.1%, to $152.3 million from $139.6 million, and increased 16.2% on a constant currency basis. Europe's increase is primarily attributable to the acquisition of the CSM Food Division of CSM Nederland NV offset partially by unfavorable foreign exchange rates.

     Asia/Pacific's operating income decreased $15.4 million, or 37.1%, to $26.1 million from $41.5 million. Excluding the special items noted above, operating income decreased $20.9 million, or 43.8%, to $26.7 million from $47.6 million. This decrease is primarily attributable to temporary supply chain inefficiencies due to recent significant changes in the manufacturing footprint in the region. Operations are expected to improve by the end of Fiscal 2002. In addition, unfavorable foreign exchange rates reduced operating income by 9.5%.

     Other Operating Entities' operating income remained constant with the prior year quarter.

     Net interest expense decreased $5.2 million to $70.2 million from $75.4 million last year, driven primarily by lower interest rates over the past year.

     Other expense increased $3.9 million to $1.8 million from other income of $2.2 million last year. The increase is primarily attributable to favorable currency gains realized in the prior year quarter.

     The effective tax rate for the current quarter was 35.8% compared to 35.2% last year. Excluding the special items noted above, the effective rate was 35.0% for both periods.

     Net income in the current quarter was $200.5 million compared to $188.0 million last year and diluted earnings per share was $0.57 in the current quarter versus $0.54 in the same period last year. Excluding the special items noted above and the cumulative effect of the accounting change for revenue recognition in the prior year quarter, net income decreased $28.1 million to $213.4 million from $241.6 million last year, and diluted earnings per share decreased 11.6%, to $0.61 from $0.69 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $59.9 million compared to cash used for operating activities of $13.2 million last year. The increase in Fiscal 2002 versus Fiscal 2001 is primarily due to improved working capital performance.

     Cash used for investing activities totaled $361.2 million compared to $304.0 million last year. Acquisitions in the current period required $310.8 million, due primarily to the purchase of Borden Food Corporation's pasta sauce, bouillon and soup businesses. Acquisitions in the prior period required $130.5 million, due primarily to the purchase of IDF Holdings, Inc. During the prior year period, the company also invested $79.7 million in The Hain Celestial Group, Inc. Capital expenditures in the current quarter required $60.1 million compared to $79.4 million last year.

     Cash provided by financing activities decreased to $299.5 million from $302.6 million last year. Proceeds from long-term debt were $764.6 million compared to $0 last year. Payments on long-term debt required $26.6 million this quarter compared to $11.4 million last year. Proceeds from commercial paper and short-term borrowings required $656.8 million compared to providing $413.8 million last year. In addition, $325.0 million was provided during the current quarter via the issuance of Preferred Stock (see below). Cash provided from stock options exercised totaled $13.3 million versus $21.2 million last year. Dividend payments totaled $137.1 million compared to $127.8 million for the same period last year. There were no share repurchases this year versus $2.8 million (0.1 million shares) in last year's first quarter.

     In the first quarter of Fiscal 2002, the cash requirements of Streamline were $45.6 million, consisting of spending for severance and exit costs ($35.2 million) and implementation costs ($10.4 million).

     On July 6, 2001, H.J. Heinz Finance Company (HFC) raised $325.0 million via the issuance of Voting Cumulative Preferred Stock, Series A with a liquidation preference of $100,000 per share. The Series A Preferred shares are entitled to receive quarterly dividends at a rate of 6.226% per annum and are required to be redeemed for cash on July 15, 2008. In addition, HFC issued $750 million of 6.625% Guaranteed Notes due July 15, 2011. The proceeds were used for general corporate purposes, including retiring commercial paper borrowings and financing acquisitions and ongoing operations.

     On September 6, 2001, the company, HFC and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and an $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of August 1, 2001, $673 million of domestic commercial paper was outstanding and classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of domestic commercial paper outstanding and classified as short-term debt.

     The impact of inflation on both the company's financial position and results of operations is not expected to affect Fiscal 2002 results adversely. The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The company's goal remains the achievement of previously communicated earnings per share for the full year assuming stable currencies. The company anticipates significant improvement in performance in the second half of the year due to the positive impact of acquisitions, pricing, new product introductions and margin-enhancement initiatives.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, the company recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $16.5 million in net income as of May 4, 2000, was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 first quarter amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $2.15 billion; Gross profit, $892.2 million; Net income, $200.6 million; Net income per share--diluted, $0.57; Net income per share--basic, $0.58.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented in the first quarter of Fiscal 2003. The company is currently evaluating the impact of these standards on the consolidated financial statements.

     In September 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addresses the income statement classification of consideration from a vendor to a retailer. These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2002. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales, the amounts of which have not yet been determined.

     In May 2000, the EITF issued new guidelines entitled "Accounting for Certain Sales Incentives" which addresses the recognition, measurement and income statement classification for certain sales incentives (e.g., coupons). These guidelines will be effective for the company beginning in the fourth quarter of Fiscal 2002. The implementation of these guidelines will require the company to make reclassifications between SG&A and sales, the amounts of which have not yet been determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the company's market risk during the three months ended August 1, 2001. For additional information, refer to pages 41-42 of the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

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

     The company has reconsidered its segment reporting for its North American business in light of recent performance trends and management changes. Accordingly, the U.S. Pet Products and Seafood business, previously aggregated with Heinz North America is reported separately. In order to provide historical information on the current reporting segments, the prior three year segment data and related MD&A are presented below.

      REVISED FISCAL 1999-2001 SEGMENT REPORTING AND RESULTS OF OPERATIONS

        Heinz North America--This segment markets ketchup, condiments, sauces, soups, pasta meals and infant foods to the grocery and foodservice channels and includes the Canadian business.

        U.S. Pet Products & Seafood--This segment markets dry and canned pet food, pet snacks, tuna and other seafood.

        U.S. Frozen--This segment markets frozen potatoes, entrees, snacks and appetizers.

        Europe--This segment includes the company's operations in Europe and sells products in all of the company's core categories.

        Asia/Pacific--This segment includes the company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Thailand and India. This segment's operations include products in all of the company's core categories.

        Other Operating Entities--This segment includes the company's Weight Watchers classroom business through September 29, 1999, the date of the divestiture, as well as the company's operations in Africa, Venezuela and other areas which sell products in all of the company's core categories.

        The company's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income excluding unusual costs and gains. Inter-segment sales are accounted for at current market values. Items below the operating income line of the Consolidate Statements of Income are not presented by segment, since they are not the primary measure of segment profitability reviewed by the company's management.

     The following table presents information about the company's reportable segments.

                                May 2,       May 3,     April 28,          May 2,       May 3,     April 28,
                                 2001         2000         1999             2001         2000         1999
     Fiscal Year Ended        (52 Weeks)   (53 Weeks)   (52 Weeks)       (52 Weeks)   (53 Weeks)   (52 Weeks)
   (Dollars in Thousands)     ----------   ----------   ----------       ----------   ----------   ----------
                                       Net External Sales                         Intersegment Sales
                              ------------------------------------       ------------------------------------
Heinz North America.........  $2,583,662   $2,414,833   $2,245,505       $   37,597   $   37,125   $   23,900
U.S. Pet Products and
  Seafood...................   1,562,876    1,709,227    1,817,178           24,884       32,437       32,713
U.S. Frozen.................   1,125,396    1,023,915    1,014,370           12,660       12,782       21,131
                              ----------   ----------   ----------
Total North America.........   5,271,934    5,147,975    5,077,053
Europe......................   2,746,870    2,583,684    2,460,698            3,657        2,687        6,661
Asia/Pacific................   1,087,330    1,196,049    1,011,764            3,376        2,853           13
Other Operating Entities....     324,288      480,241      750,095               --        2,526        6,971
Non-Operating (a)...........          --           --           --          (82,174)     (90,410)     (91,389)
                              ----------   ----------   ----------       ----------   ----------   ----------
Consolidated Totals.........  $9,430,422   $9,407,949   $9,299,610       $       --   $       --   $       --
                              ==========   ==========   ==========       ==========   ==========   ==========

                                                                               Operating Income (Loss)
                                    Operating Income (Loss)                   Excluding Special Items(b)
                              ------------------------------------       ------------------------------------
Heinz North America.........  $  541,559   $  496,338   $  522,413       $  647,962   $  602,649   $  555,008
U.S. Pet Products and
  Seafood...................     (54,546)     198,111      194,566          228,243      272,619      279,621
U.S. Frozen.................      83,964      152,018       80,231          202,012      181,511      183,409
                              ----------   ----------   ----------       ----------   ----------   ----------
    Total North America.....     570,977      846,467      797,210        1,078,217    1,056,779    1,018,038
Europe......................     388,647      364,207      246,187          518,009      502,302      467,159
Asia/Pacific................      96,123      124,125       89,830          147,599      177,454      145,654
Other Operating Entities....      49,284      540,155       95,715           37,958       32,255      121,950
Non-Operating (a)...........    (122,677)    (141,855)    (119,630)         (99,060)    (102,337)     (99,792)
                              ----------   ----------   ----------       ----------   ----------   ----------
Consolidated Totals.........  $  982,354   $1,733,099   $1,109,312       $1,682,723   $1,666,453   $1,653,009
                              ==========   ==========   ==========       ==========   ==========   ==========

                                 Depreciation and Amortization
                                            Expense                            Capital Expenditures(c)
                              ------------------------------------       ------------------------------------
Total North America.........  $  170,279   $  174,703   $  165,893       $  211,022   $  250,870   $  173,374
Europe......................      90,106       81,802       85,408          140,780      127,595      100,569
Asia/Pacific................      26,288       28,871       20,549           46,166       60,795       25,209
Other Operating Entities....       8,117       13,066       23,278            4,716        8,495       12,757
Non-Operating (a)...........       4,376        8,041        7,084            8,615        4,689        4,814
                              ----------   ----------   ----------       ----------   ----------   ----------
Consolidated Totals.........  $  299,166   $  306,483   $  302,212       $  411,299   $  452,444   $  316,723
                              ==========   ==========   ==========       ==========   ==========   ==========

                                      Identifiable Assets
                              ------------------------------------
Total North America.........  $4,572,995   $4,593,916   $4,250,322
Europe......................   3,130,680    2,781,238    2,208,208
Asia/Pacific................     912,515    1,085,491      998,685
Other Operating Entities....     208,267      187,684      374,852
Non-Operating (d)...........     210,693      202,328      221,567
                              ----------   ----------   ----------
Consolidated Totals.........  $9,035,150   $8,850,657   $8,053,634
                              ==========   ==========   ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) FISCAL YEAR ENDED MAY 2, 2001: Excludes net restructuring and implementation costs of Operation Excel as follows: Heinz North America $71.6 million, U.S. Pet Products and Seafood $85.4 million, U.S. Frozen $23.4 million, Europe $63.7 million, Asia/Pacific $46.3 million, Other Operating Entities $(11.3) million and Non-Operating $9.4 million. Excludes restructuring and implementation costs of the Streamline initiative as follows: Heinz North America $16.3 million, U.S. Pet Products and Seafood $197.4 million, Europe $65.7 million, Asia/Pacific $5.2 million and Non-Operating $14.2 million. Excludes the loss on the sale of The All American Gourmet in U.S. Frozen of $94.6 million. Excludes acquisition costs in Heinz North America $18.5 million.

    FISCAL YEAR ENDED MAY 3, 2000: Excludes net restructuring and implementation costs of Operation Excel as follows: Heinz North America $106.2 million, U.S. Pet Products and Seafood $54.6 million, U.S. Frozen $29.5 million, Europe $138.1 million, Asia/Pacific $53.3 million, Other Operating Entities $1.5 million and Non-Operating $9.5 million. Excludes costs related to Ecuador in U.S. Pet Products and Seafood $20.0 million. Excludes the impact of the Weight Watchers classroom business $44.7 million and the $464.6 million gain on the sale of this business in Other Operating Entities. Excludes the Foundation contribution in Non-Operating $30.0 million.

    FISCAL YEAR ENDED APRIL 28, 1999: Excludes restructuring and implementation costs of Operation Excel as follows: Heinz North America $31.1 million, U.S. Pet Products and Seafood $79.3 million, U.S. Frozen $116.9 million, Europe $225.1 million, Asia/Pacific $52.9 million, Other Operating Entities $29.2 million and Non-Operating $18.3 million. Excludes costs related to the implementation of Project Millennia as follows: Heinz North America $1.5 million, U.S. Pet Products and Seafood $5.7 million, U.S. Frozen $2.9 million, Europe $4.9 million, Asia/ Pacific $3.0 million, Other Operating Entities $2.8 million and Non-Operating $1.5 million. Excludes the gain on the sale of the bakery division in Other Operating Entities of $5.7 million. Excludes the reversal of unutilized Project Millennia accruals for severance and exit costs in U.S. Frozen and Europe of $16.6 million and $9.1 million, respectively.

(c) Excludes property, plant and equipment obtained through acquisitions.

(d) Includes identifiable assets not directly attributable to operating segments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      H.J. HEINZ COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

     2001 VERSUS 2000: Sales for Fiscal 2001 increased $22.5 million, or 0.2%, to $9.43 billion from $9.41 billion in Fiscal 2000. Volume increased sales by $215.1 million, or 2.3%, and acquisitions increased sales by $519.4 million, or 5.5%. Divestitures reduced sales by $284.5 million, or 3.0%, lower pricing reduced sales by $25.2 million, or 0.3%, and the unfavorable impact of foreign exchange translation rates reduced sales by $402.3 million, or 4.3%. Domestic operations contributed approximately 52% of consolidated sales in both fiscal years.

     Sales of the Heinz North America segment increased $168.8 million, or 7.0%. Sales volume increased 4.1%, due to increases in ketchup, condiments and sauces, foodservice, gravy and canned soups. Acquisitions, net of divestitures, increased sales 3.2%. Slightly higher pricing increased sales 0.2% and weaker Canadian dollar decreased sales 0.4%.

     Sales of the U.S. Pet Products and Seafood segment decreased $146.3 million, or 8.6%. Lower pricing decreased sales 4.8%, primarily in light meat tuna, dry dog food and cat treats. Sales volume decreased 3.2%, primarily in tuna and canned pet food. Divestitures decreased sales 0.5%.

     The U.S. Frozen segment's sales increased $101.5 million, or 9.9%. Sales volume increased 8.8%, driven by Smart Ones frozen entrees, Boston Market frozen meals, Bagel Bites snacks and frozen potatoes, partially offset by a decrease in The Budget Gourmet line of frozen entrees and frozen pasta. Higher pricing increased sales by 2.9% driven by Smart Ones frozen entrees and frozen potatoes. Divestitures reduced sales 1.8% mainly due to the sale of The All American Gourmet business and its Budget Gourmet and Budget Gourmet Value Classics brands of frozen entrees.

     Sales in Europe increased $163.2 million, or 6.3%. Acquisitions, net of divestitures, increased sales 13.5%, due primarily to the current year acquisition of CSM Food Division of CSM Nederland NV ("CSM") and the full-year impact of the United Biscuit's European Frozen and Chilled Division ("UB"). Sales volume increased 1.6%, due to increases in tuna, other seafoods, and beans, partially offset by a decrease in infant foods and frozen pizza. Higher pricing increased sales 0.8%, driven by increases in beans, frozen foods and salad cream/salad dressing, partially offset by decreases in tuna and other seafood. The unfavorable impact of foreign exchange translation rates reduced sales by $247.6 million, or 9.6%.

     Sales in Asia/Pacific decreased $108.7 million, or 9.1%. The unfavorable impact of foreign exchange translation rates reduced sales by $135.1 million, or 11.3%. Volume increased sales by 2.1% due to increases in poultry, tuna, and infant foods partially offset by decreases in nutritional drinks and pet foods. Other items, net, increased sales by 0.1%.

     Sales of Other Operating entities decreased $156.0 million, or 32.5%. Divestitures, net of acquisitions, reduced sales 36.0%, primarily due to the divestiture of the Weight Watchers classroom business in Fiscal 2000. Sales volume increased 3.5% and higher pricing increased sales 1.8%. Unfavorable foreign exchange translation rates reduced sales 1.8%.

     The current year was impacted by a number a special items which are summarized in the tables below. Fiscal 2001 results include Operation Excel implementation costs of $311.6 million pretax ($0.59 per share), additional Operation Excel restructuring charges of $55.7 million pretax ($0.10 per share) and reversals of $78.8 million pretax ($0.17 per share) of restructuring accruals and assets write-downs. Fiscal 2001 results also include Streamline restructuring charges of $276.2 million pretax ($0.60 per share) and related implementation costs of $22.6 million pretax ($0.05 per share). During the fourth quarter of Fiscal 2001, the company completed the sale of The All American Gourmet business that resulted in a pretax loss of $94.6 million ($0.19 per share). The Fiscal 2001 results also include pretax costs of $18.5 million ($0.03 per share) related to attempted acquisitions, a tax benefit of $93.2 million ($0.27 per share) from tax planning and new tax legislation in Italy and a loss of $5.6 million pretax ($0.01 per share) which represents the company's equity loss associated with The Hain Celestial Group's fourth quarter results which include charges for its merger with Celestial Seasonings.

     Last year's results include Operation Excel restructuring charges of $194.5 million pretax ($0.37 per share), Operation Excel implementation costs of $216.5 million pretax ($0.41 per share), reversals of $18.2 million pretax ($0.04 per share) of Fiscal 1999 restructuring accruals and assets write-downs, costs related to the company's Ecuador tuna processing facility of $20.0 million pretax ($0.05 per share), a gain of $18.2 million pretax ($0.03 per share) on the sale of an office building in the U.K., a pretax contribution of $30.0 million ($0.05 per share) to the H.J. Heinz Company Foundation, a gain of $464.6 million pretax ($0.72 per share) on the sale of the Weight Watchers classroom business and the impact of the Weight Watchers classroom business of $32.8 million pretax ($0.05 per share).

     The following tables provide a comparison of the company's reported results and the results excluding special items for Fiscal 2001 and Fiscal 2000.

                                                   Fiscal Year (52 Weeks) Ended May 2, 2001
                                              ---------------------------------------------------
                                                           Gross     Operating     Net      Per
                                              Net sales    Profit     Income     Income    Share
                                              ---------    ------    ---------   ------    -----
                                                (Dollars in millions, except per share amounts)

Reported results............................  $9,430.4    $3,546.8   $  982.4    $ 494.9*  $ 1.41*
  Operation Excel restructuring.............        --        44.8       55.7       35.0     0.10
  Operation Excel implementation costs......        --       146.4      311.6      208.7     0.59
  Operation Excel reversal..................        --       (46.3)     (78.8)     (60.9)   (0.17)
  Streamline restructuring..................        --       176.6      276.2      211.6     0.60
  Streamline implementation costs...........        --        16.0       22.6       18.8     0.06
  Loss on sale of The All American Gourmet..        --          --       94.6       66.2     0.19
  Equity loss on investment in The Hain
     Celestial Group........................        --          --         --        3.5     0.01
  Acquisition costs.........................        --          --       18.5       11.7     0.03
  Italian tax benefit.......................        --          --         --      (93.2)   (0.27)
                                              --------    --------   --------    -------   ------
Results excluding special items.............  $9,430.4    $3,884.3   $1,682.7    $ 896.4   $ 2.55
                                              ========    ========   ========    =======   ======

---------------
* Before cumulative effect of accounting change

                                                    Fiscal Year (52 Weeks) Ended May 3, 2000
                                               --------------------------------------------------
                                                            Gross     Operating     Net      Per
                                               Net sales    Profit     Income     Income    Share
                                               ---------    ------    ---------   ------    -----
                                                (Dollars in millions, except per share amounts)

Reported results.............................  $9,407.9    $3,619.4   $1,733.1    $ 890.6   $2.47
  Operation Excel restructuring..............        --       107.7      194.5      134.4    0.37
  Operation Excel implementation costs.......        --        79.2      216.5      145.9    0.41
  Operation Excel reversal...................        --       (16.4)     (18.2)     (12.9)  (0.04)
  Ecuador expenses...........................        --        20.0       20.0       20.0    0.05
  Gain on U.K. building sale.................        --          --         --      (11.8)  (0.03)
  Foundation contribution....................        --          --       30.0       18.9    0.05
  Impact of Weight Watchers classroom
     business................................    (175.3)      (93.0)     (44.7)     (19.6)  (0.05)
  Gain on sale of Weight Watchers classroom
     business................................        --          --     (464.6)    (259.7)  (0.72)
                                               --------    --------   --------    -------   -----
Results excluding special items..............  $9,232.7    $3,716.9   $1,666.5    $ 905.7   $2.52
                                               ========    ========   ========    =======   =====

---------------
(Note: Totals may not add due to rounding.)

     Gross profit decreased $72.6 million to $3.55 billion from $3.62 billion in Fiscal 2000. The gross profit margin decreased to 37.6% from 38.5% Excluding the special items identified above, gross profit increased $167.4 million, or 4.5%, to $3.88 billion from $3.72 billion, and the gross profit margin increased to 41.2% from 40.3%. Gross profit, across all major segments, was favorably impacted by savings from Operation Excel. Gross profit for the Heinz North America segment increased $76.3 million, or 7.4% due primarily to acquisitions and increased sales volume of ketchup partially offset by higher energy costs and the weakened Canadian dollar. The U.S. Pet Products and Seafood segment's gross profit decreased $8.6 million, or 1.5%, primarily due to lower volume and pricing of tuna and canned pet food. U.S. Frozen's gross profit increased $41.4 million, or 8.6%, due to increased sales volume mainly attributable to Boston Market HomeStyle Meals and higher selling prices, partially offset by higher energy costs. Europe's gross profit increased $78.0 million, or 7.2%, due primarily to a favorable profit mix and the acquisitions of CSM, UB and

Remedia Limited. The unfavorable impact of foreign exchange translation rates reduced Europe's gross profit by approximately $99 million The Asia/Pacific segment's gross profit decreased $34.3 million, or 7.7%, driven by the unfavorable impact of foreign exchange translation rates of approximately $48 million, partially offset by higher selling prices in Indonesia. Other Operating Entities' gross profit increased $6.3 million, or 6.5%, due primarily to higher pricing.

     SG&A increased $213.5 million to $2.56 billion from $2.35 billion and increased as a percentage of sales to 27.2% from 25.0%. Excluding the special items identified above, SG&A increased $151.1 million to $2.20 billion from $2.05 billion and increased as a percentage of sales to 23.3% from 22.2% Selling and distribution expenses increased $27.4 million to $768.2 million from $740.8 million, or 3.7%, primarily due to acquisitions and increased fuel costs in North America. Marketing increased $133.6 million, or 16.7%, primarily due to the UB acquisition and the national rollouts of StarKist Tuna in a pouch, Boston Market products, and the Stand Up Resealable Packaging for Ore-Ida frozen potatoes ("SURP").

     Total marketing support (including trade and consumer promotions and media) decreased 5.0% to $2.22 billion from $2.34 billion on a sales increase of 2.1%. However, advertising costs to support our key brands increased 8.1%. (See Note 17 to the Consolidated Financial Statements.)

     Operating income decreased $750.7 million, or 43.3%, to $0.98 billion from $1.73 billion last year. Excluding the special items identified above, operating income increased $16.3 million, or 1.0%, to $1.68 billion from $1.67 billion last year. Operating income, across all major segments, was favorably impacted by savings from Operation Excel. Domestic operations provided approximately 37% and 59% of operating income in Fiscal 2001 and Fiscal 2000, respectively. Excluding the special items in both years, domestic operations provided approximately 50% and 54% of operating income in Fiscal 2001 and Fiscal 2000, respectively.

     The Heinz North America segment's operating income increased $45.3 million to $541.6 million from $496.3 million last year. Excluding the special items noted above, operating income increased $45.3 million, or 7.5% to $647.9 million from $602.6 million last year due to the strong performance of ketchup, condiments and sauces, and the acquisitions of Quality Chef, Yoshida and IDF Holdings, Inc. ("IDF"), partially offset by higher energy costs.

     The U.S. Pet Products and Seafood Segment's operating income decreased $252.7 million to a loss of $54.5 million from income of $198.1 million last year. Excluding the special items noted above, operating income decreased $44.4 million, or 16.3% to $228.2 million from $272.6 million due to lower tuna and canned pet food sales volumes, a significant decrease in the selling price of tuna and higher energy costs, partially offset by the strong performance of pet treats.

     The U.S. Frozen segment's operating income decreased $68.1 million to $84.0 million from $152.0 million last year. Excluding the special items noted above , operating income increased $20.5 million, or 11.3%, to $202.0 million from $181.5 million last year. This increase is mainly attributable to increased sales of Smart Ones frozen entrees, Boston Market frozen meals and Bagel Bites snacks, partially offset by marketing spending behind the national rollouts of Boston Market products, the SURP and higher energy costs.

     Europe's operating income increased $24.4 million, or 6.7%, to $388.6 million from $364.2 million. Excluding the special items noted above , operating income increased $15.7 million, or 3.1%, to $518.0 million from $502.3 million last year, due primarily to increased sales of seafood and beans and the UB acquisition, partially offset by competitive pricing and trade destocking in the company's European infant foods business. The unfavorable impact of foreign exchange translation rates reduced Europe's operating income by approximately $45 million.

     Asia/Pacific's operating income decreased $28.0 million, or 22.6%, to $96.1 million from $124.1 million last year. Excluding the special items noted above, operating income decreased $29.9 million, or 16.8%, to $147.6 million from $177.5 million last year. Solid performances from Indonesia, Greater China and the poultry business were offset by reduced sales in New Zealand,

Japan and India. The unfavorable impact of foreign exchange translation rates reduced Asia/ Pacific's operating income by approximately $17 million.

     Other Operating Entities reported a decrease in operating income of $490.9 million to $49.3 million from $540.2 million last year. Excluding the special items noted above, operating income increased $5.7 million, or 17.7%, to $38.0 million from $32.3 million last year.

     Other expense, net totaled $309.3 million compared to $269.4 million last year. The increase is primarily due to an increase in interest expense resulting from higher average borrowings and higher interest rates partially offset by gains from foreign currency contracts.

     The effective tax rate for Fiscal 2001 was 26.5% compared to 39.2% last year. The current year's rate includes a benefit of $93.2 million, or $0.27 per share, from tax planning and new tax legislation in Italy, partially offset by restructuring expenses in lower rate jurisdictions. The Fiscal 2000 rate was negatively impacted by a higher rate on the sale of the Weight Watchers classroom business, resulting from an excess of basis in assets for financial reporting over the tax basis in assets, and by higher state taxes related to the sale and more restructuring expenses in lower rate jurisdictions. Excluding the special items identified in the tables above, the effective tax rate was 35.0% in both years.

     Net income decreased $412.5 million to $478.0 million from $890.6 million last year, and earnings per share decreased to $1.36 from $2.47. In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (see Note 1 to the Consolidated Financial Statements). The cumulative effect of adopting SAB No. 101 was $16.5 million ($0.05 per share). Excluding the special items noted above and the prescribed accounting change, net income decreased 1.0% to $896.4 million from $905.7 million, and earnings per share increased 1.2% to $2.55 from $2.52 last year.

     The impact of fluctuating exchange rates for Fiscal 2001 remained relatively consistent on a line-by-line basis throughout the Consolidated Statement of Income.

     2000 VERSUS 1999: Sales for Fiscal 2000 increased $108.3 million, or 1.2%, to $9.41 billion from $9.30 billion in Fiscal 1999. Volume increased sales by $349.7 million, or 3.8%, and acquisitions increased sales by $438.2 million, or 4.7%. Divestitures reduced sales by $407.4 million, or 4.4%, lower pricing reduced sales by $161.2 million, or 1.7%, and the unfavorable impact of foreign exchange translation rates reduced sales by $111.0 million, or 1.2%. Domestic operations contributed approximately 52% of consolidated sales in Fiscal 2000 and 53% in Fiscal 1999.

     Sales of the Heinz North America segment increased $169.3 million, or 7.5%. Sales volume increased 5.2%, due to increases in ketchup, condiments and sauces, foodservice and canned soup. Acquisitions, net of divestitures, increased sales 1.9%, and a stronger Canadian dollar increased sales 0.5%. Lower pricing reduced sales by 0.1%, due mainly to decreases in retail ketchup.

     Sales of the U.S. Pet Products and Seafood segment decreased $108.0 million, or 5.9%. Sales volume increased 0.5%, due to increases in tuna, partially offset by a decrease in canned pet food. Divestitures decreased sales 1.3% and lower pricing reduced sales by 5.1%, due mainly to decreases in tuna.

     The U.S. Frozen segment's sales increased $9.5 million, or 0.9%. Sales volume increased 5.9%, driven by Smart Ones frozen entrees, Boston Market frozen meals and Bagel Bites snacks, partially offset by a decrease in The Budget Gourmet line of frozen entrees. The divestiture of several non-core product lines, net of acquisitions, reduced sales 3.4%. Lower pricing reduced sales 1.6%, primarily due to frozen potatoes.

     Sales in Europe increased $123.0 million, or 5.0%. Acquisitions, net of divestitures, increased sales 8.6%, due primarily to the acquisitions of United Biscuit's European Frozen and Chilled Division, Remedia Limited (infant feeding), Sonnen Bassermann (convenience meals) and Serv-A-

Portion (foodservice). Sales volume increased 3.4%, due to increases in tuna, infant foods and ketchup, condiments and sauces. The unfavorable impact of foreign exchange translation rates reduced sales 5.8% and lower pricing, primarily in tuna, reduced sales 1.2%.

     Sales in Asia/Pacific increased $184.3 million, or 18.2%. Acquisitions, primarily ABC Sauces in Indonesia, increased sales 11.8%. Sales volume increased 4.5%, due to increases in infant foods, poultry and convenience meals. The favorable impact of foreign exchange translation rates increased sales 2.4%, primarily due to sales in Japan. Lower pricing reduced sales 0.5%.

     Sales of Other Operating Entities decreased $269.9 million, or 36.0%. Divestitures reduced sales 38.0%, primarily due to the second quarter divestiture of the Weight Watchers classroom business and the Fiscal 1999 divestiture of the bakery products unit. Lower pricing reduced sales 1.9%, and foreign exchange translation rates reduced sales 0.6%. Sales volume increased 4.5%.

     The following tables provide a comparison of the company's reported results and the results excluding special items for Fiscal 2000 and Fiscal 1999 as reported in the company's annual report for the year ended May 3, 2000. The Fiscal 2000 results have not been adjusted for the impact of the Weight Watchers classroom business for comparative purposes.

                                                   Fiscal Year (53 Weeks) Ended May 3, 2000
                                              ---------------------------------------------------
                                                           Gross     Operating     Net      Per
                                              Net Sales    Profit     Income     Income    Share
                                              ---------   --------   ---------   ------    -----
                                                (Dollars in millions, except per share amounts)
Reported results............................  $9,407.9    $3,619.4   $1,733.1    $ 890.6   $ 2.47
  Operation Excel restructuring.............        --       107.7      194.5      134.4     0.37
  Operation Excel implementation costs......        --        79.2      216.5      145.9     0.41
  Operation Excel reversal..................        --       (16.4)     (18.2)     (12.9)   (0.04)
  Ecuador expenses..........................        --        20.0       20.0       20.0     0.05
  Gain on U.K. building sale................        --          --         --      (11.8)   (0.03)
  Foundation contribution...................        --          --       30.0       18.9     0.05
  Gain on sale of Weight Watchers classroom
     business...............................        --          --     (464.6)    (259.7)   (0.72)
                                              --------    --------   --------    -------   ------
Results excluding special items.............  $9,407.9    $3,809.9   $1,711.2    $ 925.3   $ 2.57
                                              ========    ========   ========    =======   ======

                                                  Fiscal Year (52 Weeks) Ended April 28, 1999
                                              ---------------------------------------------------
                                                           Gross     Operating     Net      Per
                                              Net Sales    Profit     Income     Income    Share
                                              ---------    ------    ---------   ------    -----
                                                (Dollars in millions, except per share amounts)
Reported results............................  $9,299.6    $3,354.7   $1,109.3    $ 474.3   $ 1.29
  Operation Excel restructuring and
     implementation costs...................        --       396.4      552.8      409.7     1.11
  Project Millennia implementation costs....        --        14.7       22.3       14.3     0.04
  Project Millennia reversal................        --       (20.7)     (25.7)     (16.4)   (0.04)
  (Gain)/loss on sale of bakery products
     unit...................................        --          --       (5.7)       0.6       --
                                              --------    --------   --------    -------   ------
Results excluding special items.............  $9,299.6    $3,745.1   $1,653.0    $ 882.4   $ 2.40
                                              ========    ========   ========    =======   ======

(Note: Totals may not add due to rounding.)

     Gross profit increased $264.7 million to $3.62 billion from $3.35 billion in Fiscal 1999. The gross profit margin increased to 38.5% from 36.1%. Excluding the special items identified above, gross profit increased $64.7 million, or 1.7%, to $3.81 billion from $3.75 billion and the gross profit margin increased to 40.5% from 40.3%. Gross profit for the Heinz North America segment increased $76.6 million, or 8.1%, due primarily to acquisitions and increased sales volume of ketchup. Gross profit for the U.S. Pet Products and Seafood segment decreased $24.1 million, or 3.9%, due primarily to a significant decrease in the selling price of tuna. U.S. Frozen's gross profit decreased slightly by $2.0 million, or 0.4%, as increased sales volume was offset by lower pricing and the elimination of several non-core product lines. Europe's gross profit increased $62.0 million, or 6.1%, due primarily to a favorable profit mix, and the acquisitions of United Biscuit's European Frozen and Chilled Division, Remedia Limited, Sonnen Bassermann and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates reduced Europe's gross profit by approximately $65 million. The Asia/Pacific segment's gross profit increased $84.4 million, or 23.4%, driven by the acquisition of ABC Sauces in Indonesia, improved performances throughout the segment, and the favorable impact of foreign exchange translation rates in Japan. Other Operating Entities' gross profit decreased $130.4 million, or 40.6%, due primarily to the second quarter divestiture of the Weight Watchers classroom business and the Fiscal 1999 divestiture of the bakery products unit.

     SG&A increased $105.5 million to $2.35 billion from $2.25 billion and increased as a percentage of sales to 25.0% from 24.1%. Excluding the special items identified above, SG&A increased $6.5 million to $2.10 billion from $2.09 billion and decreased as a percentage of sales to 22.3% from 22.5%. Increased selling and distribution expenses, primarily in Asia/Pacific and Europe, resulting from acquisitions, were offset by decreases in marketing and general and administrative expenses. Marketing decreased $11.2 million, or 1.3%, primarily due to the second quarter divestiture of the Weight Watchers classroom business. Excluding the Weight Watchers classroom business, marketing expense increased 6.5%. Marketing increases were noted in all major segments.

     Total marketing support (including trade and consumer promotions and media) increased 6.6% to $2.37 billion from $2.22 billion on a sales increase of 1.2%. Excluding the Weight Watchers classroom business, total marketing support increased 9.6%. Advertising costs in Fiscal 2000 were $374.0 million compared to $373.9 million in Fiscal 1999. Excluding the Weight Watchers classroom business in both periods, advertising costs increased 9.3%.

     Operating income increased $623.8 million, or 56.2%, to $1.73 billion from $1.11 billion in Fiscal 1999. Excluding the special items identified above, operating income increased $58.2 million, or 3.5%, to $1.71 billion from $1.65 billion in Fiscal 1999. Removing the impact of the Weight Watchers classroom business in both periods, operating income increased 6.6%. Domestic operations provided approximately 59% and 57% of operating income in Fiscal 2000 and Fiscal 1999, respectively. Excluding the special items in both years, domestic operations provided approximately 54% and 55% of operating income in Fiscal 2000 and Fiscal 1999, respectively.

     The Heinz North America segment's operating income decreased $26.1 million, or 5.0%, to $496.3 million from $522.4 million in Fiscal 1999. Excluding the special items noted above, operating income increased $47.6 million, or 8.6%, to $602.6 million from $555.0 million in Fiscal 1999. The increase is due to the strong performance of Heinz U.S.A., improvements in Heinz Canada and savings from Operation Excel.

     The U.S. Pet Products and Seafood segment's operating income increased $3.5 million, or 1.8%, to $198.1 million from $194.6 million in Fiscal 1999. Excluding the special items noted above, operating income decreased $7.0 million, or 2.5%, to $272.6 million from $279.6 million in Fiscal 1999. The strong performance of the pet food business and savings from Operation Excel were partially offset by a significant decrease in the selling price of tuna.

     The U.S. Frozen segment's operating income increased $71.8 million to $152.0 million from $80.2 million in Fiscal 1999. Excluding the special items noted above, operating income decreased $1.9 million, or 1.0%, to $181.5 million from $183.4 million in Fiscal 1999. This decrease is attributable to higher marketing expenses as a result of the national campaign in support of Boston Market and lower pricing on Ore-Ida frozen potatoes, offset by a reduction in SG&A resulting from the domestic consolidation of the frozen business as part of Operation Excel.

     Europe's operating income increased $118.0 million, or 47.9%, to $364.2 million from $246.2 million. Excluding the special items noted above, operating income increased $35.1 million, or 7.5%, to $502.3 million from $467.2 million in Fiscal 1999, due primarily to a favorable profit mix, savings from Operation Excel and the acquisitions of United Biscuit's European Frozen and Chilled Division, Remedia Limited and Serv-A-Portion. The unfavorable impact of foreign exchange translation rates reduced Europe's operating income by approximately $26 million.

     Asia/Pacific's operating income increased $34.3 million, or 38.2%, to $124.1 million from $89.8 million in Fiscal 1999. Excluding the special items noted above, operating income increased $31.8 million, or 21.8%, to $177.5 million from $145.7 million in Fiscal 1999. This increase is attributable to the acquisition of ABC Sauces in Indonesia and solid performances from Japan, India and the poultry business.

     Other Operating Entities reported an increase in operating income of $444.4 million to $540.2 million from $95.7 million in Fiscal 1999. Excluding the special items noted above, operating income decreased $44.9 million, or 36.9%, to $77.0 million from $122.0 million in Fiscal 1999. This decrease is primarily attributable to the second quarter divestiture of the Weight Watchers classroom business.

     Other expenses, net totaled $269.4 million compared to $274.2 million in Fiscal 1999. The decrease is primarily due to a gain on the sale of an office building in the U.K. of $18.2 million pretax ($0.03 per share) partially offset by an increase in interest expense resulting from higher average borrowings and interest rates.

     The effective tax rate for Fiscal 2000 was 39.2% compared to 43.2% in Fiscal 1999. The Fiscal 2000 effective tax rate was unfavorably impacted by the excess of basis in assets for financial reporting over the tax basis of assets included in the Weight Watchers sale and by gains in higher taxed states related to the sale. The Fiscal 2000 and 1999 effective tax rates were unfavorably impacted by restructuring and implementation costs expected to be realized in lower tax rate jurisdictions and by nondeductible expenses related to the restructuring. Excluding the special items identified in the tables above, the effective tax rate for Fiscal 2000 was 35.0% compared to 36.0% in Fiscal 1999.

     Net income increased $416.2 million to $890.6 million from $474.3 million in Fiscal 1999, and earnings per share increased to $2.47 from $1.29. Excluding the special items noted above, net income increased 4.9% to $925.3 million from $882.4 million, and earnings per share increased 7.1% to $2.57 from $2.40 in Fiscal 1999. Removing the impact of the Weight Watchers classroom business in both years, earnings per share increased 9.6% and net income increased 7.1%.

     The impact of fluctuating exchange rates for Fiscal 2000 remained relatively consistent on a line-by-line basis throughout the Consolidated Statement of Income.

     This report contains forward-looking statements regarding the company's future performance. These forward-looking statements are based on management's views and assumptions, and involve risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations (notably the euro and the pound sterling), global economic and industry conditions, achieving cost savings programs, success of acquisitions and new product and packaging innovations and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the company's Form 10-K for the fiscal year ended May 2, 2001, as updated from time to time by the company in its subsequent filings with the Securities and Exchange Commission. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. The company has omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The company agrees to furnish such documents to the

     Commission upon request. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

         4. Certificate of Designations, Preferences and Rights of Voting Cumulative Preferred Stock, Series A of H.J. Heinz Finance Company.

        12. Computation of Ratios of Earnings to Fixed Charges.

        99. Condensed financial statements of HFC filed in accordance with rule 3-10 of Regulation S-X. H. J. Heinz Company is a guarantor of all of HFC's outstanding debt.

     (b) Reports on Form 8-K

         A report on Form 8-K was filed with the Securities and Exchange Commission on June 26, 2001 reporting the execution of an agreement by the company to acquire the pasta sauce and dry bouillon and soup business of Borden Foods Corporation, and the release of the company's financial results for the fourth quarter and the fiscal year ended May 2, 2001.

        A report on Form 8-K was filed with the Securities and Exchange Commission on September 17, 2001, regarding the date of the annual shareholders' meeting of the company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: September 17, 2001
                                          By:        /s/ PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: September 17, 2001
                                          By:        /s/ BRUNA GAMBINO
                                      ..........................................

                                                       Bruna Gambino
                                                    Corporate Controller
                                               (Principal Accounting Officer)