Form 10-Q
period 2001-10-31
HEINZ H J CO
filed 2001-12-13
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED OCTOBER 31, 2001          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 7, 2001 was 350,045,875 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Second Quarter Ended
                                                             ------------------------------------
                                                             October 31, 2001    November 1, 2000
                                                                 FY 2002             FY 2001
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,565,161          $2,296,478
Cost of products sold......................................      1,551,603           1,383,126
                                                                ----------          ----------
Gross profit...............................................      1,013,558             913,352
Selling, general and administrative expenses...............        612,389             530,965
                                                                ----------          ----------
Operating income...........................................        401,169             382,387
Interest income............................................          4,269               5,658
Interest expense...........................................         75,083              82,061
Other expenses, net........................................          9,985              16,878
                                                                ----------          ----------
Income before income taxes.................................        320,370             289,106
Provision for income taxes.................................        112,129              99,073
                                                                ----------          ----------
Net income.................................................     $  208,241          $  190,033
                                                                ==========          ==========
Net income per share--diluted..............................     $     0.59          $     0.54
                                                                ==========          ==========
Average common shares outstanding--diluted.................        352,652             350,575
                                                                ==========          ==========
Net income per share--basic................................     $     0.60          $     0.55
                                                                ==========          ==========
Average common shares outstanding--basic...................        349,516             347,218
                                                                ==========          ==========
Cash dividends per share...................................     $   0.4050          $   0.3925
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Six Months Ended
                                                             ------------------------------------
                                                             October 31, 2001    November 1, 2000
                                                                 FY 2002             FY 2001*
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $4,750,640          $4,467,989
Cost of products sold......................................      2,866,619           2,655,702
                                                                ----------          ----------
Gross profit...............................................      1,884,021           1,812,287
Selling, general and administrative expenses...............      1,098,698           1,041,359
                                                                ----------          ----------
Operating income...........................................        785,323             770,928
Interest income............................................          9,627              11,299
Interest expense...........................................        150,630             163,120
Other expenses, net........................................         11,743              14,713
                                                                ----------          ----------
Income before income taxes and cumulative effect of
  accounting change........................................        632,577             604,394
Provision for income taxes.................................        223,862             209,910
                                                                ----------          ----------
Income before cumulative effect of accounting change.......        408,715             394,484
Cumulative effect of accounting change.....................             --             (16,471)
                                                                ----------          ----------
Net income.................................................     $  408,715          $  378,013
                                                                ==========          ==========
Net income per share--diluted..............................     $     1.16          $     1.08
                                                                ==========          ==========
Average common shares outstanding--diluted.................        352,652             350,575
                                                                ==========          ==========
Net income per share--basic................................     $     1.17                1.09
                                                                ==========          ==========
Average common shares outstanding--basic...................        349,516             347,218
                                                                ==========          ==========
Cash dividends per share...................................     $   0.7975          $     0.76
                                                                ==========          ==========

* Restated, see Note 7.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31, 2001    May 2, 2001*
                                                                  FY 2002           FY 2001
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $   178,347        $  138,849
Short-term investments, at cost which approximates market...          1,893             5,371
Receivables, net............................................      1,452,044         1,383,550
Inventories.................................................      1,718,438         1,407,961
Prepaid expenses and other current assets...................        296,431           181,083
                                                                -----------        ----------
     Total current assets...................................      3,647,153         3,116,814
                                                                -----------        ----------

Property, plant and equipment...............................      3,920,610         3,880,780
Less accumulated depreciation...............................      1,705,642         1,712,400
                                                                -----------        ----------
     Total property, plant and equipment, net...............      2,214,968         2,168,380
                                                                -----------        ----------

Goodwill, net...............................................      2,655,638         2,077,451
Trademarks, net.............................................        733,937           567,692
Other intangibles, net......................................        122,173           120,749
Other non-current assets....................................      1,081,281           984,064
                                                                -----------        ----------
     Total other non-current assets.........................      4,593,029         3,749,956
                                                                -----------        ----------

     Total assets...........................................    $10,455,150        $9,035,150
                                                                ===========        ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31, 2001    May 2, 2001*
                                                                  FY 2002           FY 2001
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $   213,312        $1,555,869
Portion of long-term debt due within one year...............        312,925           314,965
Accounts payable............................................      1,019,407           962,497
Salaries and wages..........................................         53,531            54,036
Accrued marketing...........................................        143,380           146,138
Accrued restructuring costs.................................         87,838           134,550
Other accrued liabilities...................................        507,899           388,582
Income taxes................................................        143,405            98,460
                                                                -----------        ----------
     Total current liabilities..............................      2,481,697         3,655,097
                                                                -----------        ----------

Long-term debt..............................................      5,115,456         3,014,853
Deferred income taxes.......................................        272,789           253,690
Non-pension postretirement benefits.........................        208,016           207,104
Other liabilities and minority interest.....................        853,641           530,679
                                                                -----------        ----------
Total long-term debt, other liabilities and minority
  interest..................................................      6,449,902         4,006,326

Shareholders' Equity:
Capital stock...............................................        107,890           107,900
Additional capital..........................................        342,830           331,633
Retained earnings...........................................      4,827,146         4,697,213
                                                                -----------        ----------
                                                                  5,277,866         5,136,746

Less:
  Treasury stock at cost (81,071,016 shares at October 31,
     2001 and 82,147,565 shares at May 2, 2001).............      2,915,591         2,922,630
  Unearned compensation relating to the ESOP................          1,724             3,101
  Accumulated other comprehensive loss......................        837,000           837,288
                                                                -----------        ----------
     Total shareholders' equity.............................      1,523,551         1,373,727
                                                                -----------        ----------
     Total liabilities and shareholders' equity.............    $10,455,150        $9,035,150
                                                                ===========        ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              October 31, 2001   November 1, 2000
                                                                  FY 2002            FY 2001
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                    (Thousands of Dollars)

Cash provided by (used for) Operating Activities............     $ 197,923          $  (1,798)
                                                                 ---------          ---------
Cash Flows from Investing Activities:
     Capital expenditures...................................       (86,605)          (170,852)
     Acquisitions, net of cash acquired.....................      (805,538)          (126,502)
     Proceeds from divestitures.............................        31,889             85,508
     Purchases of short-term investments....................        (1,731)          (876,567)
     Sales and maturities of short-term investments.........            11            858,458
     Investment in The Hain Celestial Group, Inc............            --            (79,743)
     Other items, net.......................................        (8,534)           (10,606)
                                                                 ---------          ---------
          Cash used for investing activities................      (870,508)          (320,304)
                                                                 ---------          ---------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................       (32,182)           (19,087)
     (Payments on) proceeds from commercial paper and short-
       term borrowings, net.................................       (88,032)           688,909
     Proceeds from long-term debt...........................       768,307                915
     Proceeds from preferred stock of subsidiary............       325,000                 --
     Dividends..............................................      (278,782)          (263,779)
     Purchases of treasury stock............................       (45,365)           (90,110)
     Exercise of stock options..............................        46,441             31,535
     Other items, net.......................................        10,284              9,204
                                                                 ---------          ---------
          Cash provided by financing activities.............       705,671            357,587
                                                                 ---------          ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         6,412             (8,835)
                                                                 ---------          ---------
Net increase in cash and cash equivalents...................        39,498             26,650
Cash and cash equivalents at beginning of year..............       138,849            137,617
                                                                 ---------          ---------
Cash and cash equivalents at end of period..................     $ 178,347          $ 164,267
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

(3) In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods, have been included.

(4)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                      October 31, 2001     May 2, 2001
                                                      ----------------     -----------
                                                            (Thousands of Dollars)
Finished goods and work-in-process..................     $1,304,539         $1,095,954
Packaging material and ingredients..................        413,899            312,007
                                                         ----------         ----------
                                                         $1,718,438         $1,407,961
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

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of October 31, 2001 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 2001...................     $ 110.5         $110.3          $ 55.4         $ 22.6       $ 298.8
   Amounts utilized--Fiscal 2001..........      (110.5)         (39.5)           (4.7)         (22.6)       (177.3)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 2,
     2001.................................          --           70.8            50.7             --         121.5
   Restructuring and implementation
     costs--Fiscal 2002...................          --            5.7              --           10.4          16.1
   Amounts utilized--Fiscal 2002..........          --          (39.9)           (8.6)         (10.4)        (58.9)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs--October
     31, 2001.............................     $    --         $ 36.6          $ 42.1         $   --       $  78.7
                                               =======         ======          ======         ======       =======

     During the first six months of Fiscal 2002, the company recognized restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as selling, general and administrative expenses ("SG&A"). Implementation costs ($10.4 million pretax) were primarily cost premiums related to production transfers, consulting costs and relocation costs.

     During the first six months of Fiscal 2002, the company utilized $48.5 million of severance and exit cost accruals, principally for the closure of the company's tuna operations in Puerto Rico, ceasing canned pet food production in its Terminal Island, California facility and its global overhead reduction plan, primarily in Europe and North America.

(6)   ACQUISITIONS
      During the second quarter of Fiscal 2002, the company acquired Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers and the Poppers brand of retail appetizer lines. Also during the second quarter of Fiscal 2002, the Company completed the acquisition of Delimex Holdings, Inc., a leading maker of frozen Mexican food products. Delimex is a leading U.S. producer of frozen taquitos, tightly rolled fried corn and flour tortillas with fillings such as beef, chicken or cheese. Delimex also makes quesadillas, tamales and rice bowls.

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

(7)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, the company recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $16.5 million in net income as of May 4, 2000 was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 first six month amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $4.45 billion; Gross profit, $1.81 billion; Net income, $390.7 million; Net income per share - diluted, $1.11; Net income per share - basic, $1.13.

(8)   RECENTLY ISSUED ACCOUNTING STANDARDS
      In September 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". In addition, during May 2000, the EITF issued new guidelines entitled "Accounting for Certain Sales Incentives". Both of these issues provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration.

     In the fourth quarter of Fiscal 2002, the company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. SG&A would be correspondingly reduced such that net earnings would not be affected. The company is currently assessing the impact both issues will have on net sales.

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

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. This standard will be effective for the company beginning in Fiscal 2003. The company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

(9)   SEGMENTS
      Descriptions of the company's reportable segments are as follows:

        Heinz North America--This segment markets ketchup, condiments, sauces, soups, pasta meals and infant foods to the grocery and foodservice channels and includes the Canadian business.

        U.S. Pet Products and Seafood--This segment markets dry and canned pet food, pet snacks, tuna and other seafood.

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

        The company's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income excluding unusual costs and gains. Intersegment sales are accounted for at current market values. Items below the operating income line of the Consolidated Statements of Income are not presented by segment, because they are not the primary measure of segment profitability reviewed by the company's management.

        Prior year quarterly segment information has been revised to conform with current quarter presentation.

     The following table presents information about the company's reportable segments:

                                                Second Quarter Ended                    Six Months Ended
                                         -----------------------------------   -----------------------------------
                                         October 31, 2001   November 1, 2000   October 31, 2001   November 1, 2000
                                             FY 2002            FY 2001            FY 2002            FY 2001*
                                         ----------------   ----------------   ----------------   ----------------
                                                                  (Thousands of Dollars)
   Net external sales:
     Heinz North America...............     $  704,656         $  659,576         $1,279,558         $1,221,623
     U.S. Pet Products and Seafood.....        394,227            379,755            739,693            754,304
     U.S. Frozen.......................        342,507            288,596            581,008            517,760
                                            ----------         ----------         ----------         ----------
     North America Totals..............      1,441,390          1,327,927          2,600,259          2,493,687
     Europe............................        750,622            623,211          1,437,479          1,262,638
     Asia/Pacific......................        262,219            261,724            507,038            545,823
     Other Operating Entities..........        110,930             83,616            205,864            165,841
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $2,565,161         $2,296,478         $4,750,640         $4,467,989
                                            ==========         ==========         ==========         ==========
   Intersegment sales:
     Heinz North America...............     $   14,529         $    9,787         $   21,860         $   20,509
     U.S. Pet Products and Seafood.....          2,761              6,400              7,574             12,587
     U.S. Frozen.......................          2,951              3,418              5,152              6,268
     Europe............................          1,042              1,422              2,416              2,178
     Asia/Pacific......................            937                568              1,229                981
     Other Operating Entities..........             17              1,021                 17              2,029
     Non-Operating (a).................        (22,237)           (22,616)           (38,248)           (44,552)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $       --         $       --         $       --         $       --
                                            ==========         ==========         ==========         ==========
   Operating income (loss):
     Heinz North America...............     $  165,313         $  156,330         $  283,784         $  298,251
     U.S. Pet Products and Seafood.....         46,458             35,245            103,999             96,203
     U.S. Frozen.......................         61,092             59,640            105,328             97,269
                                            ----------         ----------         ----------         ----------
     North America Totals..............        272,863            251,215            493,111            491,723
     Europe............................        119,431            107,244            270,002            225,949
     Asia/Pacific......................         24,815             22,713             50,951             64,249
     Other Operating Entities..........         14,977             18,920             26,910             29,984
     Non-Operating (a).................        (30,917)           (17,705)           (55,651)           (40,977)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $  401,169         $  382,387         $  785,323         $  770,928
                                            ==========         ==========         ==========         ==========
   Operating income (loss) excluding
     special items (b):
     Heinz North America...............     $  165,313         $  169,193         $  288,658         $  324,038
     U.S. Pet Products and Seafood.....         46,458             69,871            111,794            140,904
     U.S. Frozen.......................         61,092             62,905            105,328            106,008
                                            ----------         ----------         ----------         ----------
     North America Totals..............        272,863            301,969            505,780            570,950
     Europe............................        119,431            124,368            271,717            263,919
     Asia/Pacific......................         24,815             39,987             51,549             87,587
     Other Operating Entities..........         14,977              7,857             26,910             18,921
     Non-Operating (a).................        (30,917)           (14,684)           (54,458)           (36,981)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $  401,169         $  459,497         $  801,498         $  904,396
                                            ==========         ==========         ==========         ==========

*Restated, see Note 7.

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Second Quarter ended November 1, 2000 - Excludes implementation costs of Operation Excel as follows: Heinz North America $12.9 million, U.S. Pet Products and Seafood $34.6 million, U.S. Frozen $3.3 million, Europe $17.1 million, Asia/Pacific $17.3 million, Other Operating Entities ($11.1) million and Non-Operating $3.0 million.

   Six Months ended October 31, 2001 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.9 million, U.S. Pet Products and Seafood $7.8 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

   Six Months ended November 1, 2000 - Excludes implementation costs of Operation Excel as follows: Heinz North America $25.8 million, U.S. Pet Products and Seafood $44.7 million, U.S. Frozen $8.7 million, Europe $38.0 million, Asia/Pacific $23.3 million, Other Operating Entities ($11.1) million and Non-Operating $4.0 million.

(10) On May 3, 2001, the company reorganized its U.S. corporate structure by consolidating its U.S. business into two major entities: H. J. Heinz Finance Company (HFC) manages treasury functions and H. J. Heinz Company, L.P. (Heinz LP) owns or leases the operating assets and manages the business. HFC assumed primary liability for payment of the company's outstanding senior unsecured debt and accrued interest by becoming a co-obligor with the company. HFC's financial statements for the six months ended October 31, 2001 are attached as Exhibit 99.

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

     On September 6, 2001, the company, HFC and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and an $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of October 31, 2001, $1.25 billion of domestic commercial paper was outstanding and classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of domestic commercial paper outstanding and classified as short-term debt.

(11) DIVIDENDS
     On September 17, 2001, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.4050 per share from $0.3925 per share, for an indicated annual rate of $1.62 per share.

(12) EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                              Second Quarter Ended                    Six Months Ended
                                       -----------------------------------   -----------------------------------
                                       October 31, 2001   November 1, 2000   October 31, 2001   November 1, 2000
                                           FY 2002            FY 2001            FY 2002            FY 2001
                                       ----------------   ----------------   ----------------   ----------------
                                                       (In Thousands, Except per Share Amounts)
   Income before cumulative effect of
     accounting change...............      $208,241           $190,033           $408,715           $394,484
   Preferred dividends...............             5                  6                 10                 12
                                           --------           --------           --------           --------
   Income applicable to common stock
     before effect of accounting
     change..........................       208,236            190,027            408,705            394,472
   Cumulative effect of accounting
     change..........................            --                 --                 --            (16,471)
                                           --------           --------           --------           --------
   Net income applicable to common
     stock...........................      $208,236           $190,027           $408,705           $378,001
                                           ========           ========           ========           ========
     Average common shares
       outstanding--basic............       349,516            347,218            349,516            347,218
     Effect of dilutive securities:
       Convertible preferred stock...           166                181                166                181
       Stock options.................         2,970              3,176              2,970              3,176
                                           --------           --------           --------           --------
     Average common shares
       outstanding--diluted..........       352,652            350,575            352,652            350,575
   Income per share before cumulative
     effect of accounting change--
     basic...........................      $   0.60           $   0.55           $   1.17           $   1.14
                                           ========           ========           ========           ========
   Net income per share--basic.......      $   0.60           $   0.55           $   1.17           $   1.09
                                           ========           ========           ========           ========
   Income per share before cumulative
     effect of accounting change--
     diluted.........................      $   0.59           $   0.54           $   1.16           $   1.13
                                           ========           ========           ========           ========
     Net income per share--diluted...      $   0.59           $   0.54           $   1.16           $   1.08
                                           ========           ========           ========           ========

(13) COMPREHENSIVE INCOME

                                              Second Quarter Ended                    Six Months Ended
                                       -----------------------------------   -----------------------------------
                                       October 31, 2001   November 1, 2000   October 31, 2001   November 1, 2000
                                           FY 2002            FY 2001            FY 2002            FY 2001
                                       ----------------   ----------------   ----------------   ----------------
                                                                (Thousands of Dollars)
   Net income........................      $208,241           $190,033           $408,715           $378,013
   Other comprehensive income (loss):
       Foreign currency translation
         adjustment..................         8,657           (131,367)              (374)          (194,775)
       Minimum pension liability
         adjustment..................         1,018              1,503              1,158             (1,533)
       Deferred gains/(losses) on
         derivatives:
           Net change from periodic
             revaluations............        (1,056)                --               (737)                --
           Net amount reclassified to
             earnings................            (2)                --                241                 --
                                           --------           --------           --------           --------
   Comprehensive income..............      $216,858           $ 60,169           $409,003           $181,705
                                           ========           ========           ========           ========

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

     The company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the six months ended October 31, 2001, losses of $1.3 million, net of income taxes of $0.8 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

     During Fiscal 2002, the company entered into interest rate swap agreements to convert the interest rate exposure on certain of the company's existing long-term debt from fixed to floating. The weighted average fixed rate of the associated debt is 6.433%. The aggregate notional amount of these swaps is $1.3 billion and their average duration is 12 years.

     HEDGE INEFFECTIVENESS: During the six months ended October 31, 2001, hedge ineffectiveness related to cash flow hedges was a net loss of $0.2 million, which is reported in the consolidated statements of income as other expenses.

     DEFERRED HEDGING GAINS AND LOSSES: As of October 31, 2001, the company is hedging forecasted transactions for periods not exceeding 18 months. During the next 12 months, the company expects $0.6 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STREAMLINE

     In the fourth quarter of Fiscal 2001, the company announced a restructuring initiative named "Streamline". This initiative includes a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the company's tuna operations in Puerto Rico, the consolidation of the company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the company's Terminal Island, California facility), and the divestiture of the company's U.S. fleet of fishing boats and related equipment. For more information regarding Streamline, please refer to the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

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

     In Fiscal 2001, the company completed the closure of its tuna operations in Puerto Rico, ceased production of canned pet food in the company's Terminal Island, California facility and sold its U.S. fleet of fishing boats and related equipment. In addition, the company is continuing its implementation of its global overhead reduction plan. To date, these actions have resulted in a net reduction of the company's workforce of approximately 2,100 employees.

            THREE MONTHS ENDED OCTOBER 31, 2001 AND NOVEMBER 1, 2000

RESULTS OF OPERATIONS

     For the three months ended October 31, 2001, sales increased $268.7 million, or 11.7%, to $2,565.2 million from $2,296.5 million last year. Sales were favorably impacted by acquisitions (10.4%), higher pricing (3.0%) and higher volumes (0.9%) and unfavorably impacted by foreign exchange translation rates (0.5%) and divestitures (2.1%).

     The favorable impact of acquisitions is primarily related to Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups in the North America segment; Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers in the U.S. Frozen Segment; and the Honig brands of soups, sauces and pasta meals, HAK brand of vegetables packed in glass and KDR brand of sport drinks, juices, spreads and sprinkles in the Europe segment.

     Sales of the Heinz North America segment increased $45.1 million, or 6.8%. Acquisitions, net of divestitures, increased sales 11.2%. Lower pricing decreased sales 2.0%, due mainly to foodservice partially offset by a price increase in soup. Sales volume decreased 1.7%, mainly due to decreases in foodservice ketchup and broth partially offset by volume increases in soup and infant feeding. The weaker Canadian dollar decreased sales 0.6%.

     Sales of the U.S. Pet Products and Seafood segment increased $14.5 million, or 3.8%. Sales volume increased 4.6% primarily in pet snacks and tuna partially offset by volume decreases in dry and canned dog food. Lower pricing decreased sales 0.1%, primarily in pet snacks, partially offset by higher pricing in tuna. Divestitures decreased sales 0.8%.

     U.S. Frozen's sales increased $53.9 million, or 18.7%. Acquisitions increased sales 20.6%. Sales volume increased 3.8% due primarily to Boston Market HomeStyle Meals, SmartOnes frozen entrees and Bagel Bites snacks partially offset by volume decreases in frozen potatoes. Higher pricing increased sales 3.0%, primarily in SmartOnes frozen entrees, and Bagel Bites snacks. Divestures reduced sales by 8.7% due to the sale of Budget Gourmet.

     Heinz Europe's sales increased $127.4 million, or 20.4%. Acquisitions increased sales 14.5%. Higher pricing increased sales 5.3%, primarily due to higher pricing in seafood, infant feeding, frozen entrees, beans and ketchup. Volume decreased slightly by 0.2%, driven primarily by frozen entrees and tuna partially offset by volume increases in ketchup, frozen pizza, beans and salmon. Favorable foreign exchange translation rates increased sales by 0.8%.

     Sales in Asia/Pacific increased $0.5 million, or 0.2%. Higher pricing increased sales 3.4%, primarily due to higher pricing in sauces, infant feeding and juices. Sales volume increased 1.7% due primarily to frozen vegetables, infant feeding and poultry partially offset by volume decreases in frozen potatoes, soups and foodservice business. Unfavorable exchange rates reduced sales by 4.9%.

     Sales for Other Operating Entities increased $27.3 million, or 32.7%. Favorable pricing increased sales 37.9%, primarily in highly inflationary countries. Sales volume increased 0.6%, primarily in infant feeding and cooking oils. Other items net reduced sales by 5.8% mainly due to the divestitures of the South African frozen and pet food businesses.

     Last year's second quarter was negatively impacted by a number of special items which net to $82.7 million pretax ($0.15 per share). The following table provides a comparison of the company's reported results and the results excluding special items for the second quarter of Fiscal 2001.

                                           Second Quarter Ended November 1, 2000
                                      -----------------------------------------------
                                        Net      Gross    Operating    Net      Per
                                       Sales     Profit    Income     Income   Share
                                      --------   ------   ---------   ------   ------
                                      (Dollars in Millions, Except per Share Amounts)
Reported results....................  $2,296.5   $913.4    $382.4     $190.0   $ 0.54
  Operation Excel restructuring.....        --     33.5      33.5       20.8     0.06
  Operation Excel implementation
     costs..........................        --     35.5      77.3       53.3     0.15
  Operation Excel reversals.........        --    (21.4)    (33.8)     (25.9)   (0.07)
  Equity Loss on Investment in the
     Hain Celestial Group...........        --       --        --        3.5     0.01
                                      --------   ------    ------     ------   ------
Results excluding special items.....  $2,296.5   $961.0    $459.5     $241.7   $ 0.69
                                      ========   ======    ======     ======   ======

(Note: Totals may not add due to rounding.)

     Gross profit increased $100.2 million, or 11.0%, to $1,013.6 million from $913.4 million and the gross profit margin decreased to 39.5% from 39.8%. Excluding the Fiscal 2001 special items noted above, gross profit increased $52.5 million, or 5.5%, to $1,013.6 million from $961.0 million and the gross profit margin decreased to 39.5% from 41.8%. Gross profit for the Heinz North America segment increased $16.1 million, or 5.7% due primarily to acquisitions offset by lower pricing and the decline in the foodservice business. The U.S. Pet Products and Seafood segment's gross profit decreased $24.0 million, or 15.9%, primarily due to price decreases in pet food and pet snacks, increased fish, meat and manufacturing costs, increased ingredient costs as a result of reformulating recipes to improve palatability and a shift to less profitable larger size products. U.S. Frozen's gross profit increased $18.2 million or 13.2%, due primarily to acquisitions and increased pricing. Europe's gross profit increased $50.0 million, or 19.2%, due primarily to increased pricing and acquisitions. The Asia/Pacific segment's gross profit decreased $12.7 million, or 12.4%, due primarily to unfavorable foreign exchange rates and poor factory operations in connection with the movement of manufacturing to New Zealand from Australia and Japan partially offset by increased pricing. New Zealand's factories are experiencing inefficiencies as a result of over 60% of the products being produced in a different factory or line compared to the prior year. Gross profit in the Other Operating Entities segment increased $3.9 million, or 15.9%, due primarily to favorable pricing.

     Selling, general and administrative expenses ("SG&A") increased $81.4 million, or 15.3%, to $612.4 million from $531.0 million, and increased as a percentage of sales to 23.9% from 23.1%. Excluding the Fiscal 2001 special items noted above, SG&A increased $110.9 million, or 22.1%, to $612.4 million from $501.5 million and increased as a percentage of sales to 23.9% from 21.8%. This increase is primarily attributable to acquisitions, increased promotional spending in North America and Europe and increased selling and distribution cost.

     Operating income increased $18.8 million, or 4.9%, to $401.2 million from $382.4 million, and decreased as a percentage of sales to 15.6% from 16.7%. Excluding the Fiscal 2001 special items noted above, operating income decreased $58.3 million, or 12.7%, to $401.2 million from $459.5 million and decreased as a percentage of sales to 15.6% from 20.0%.

     Heinz North America's operating income increased $9.0 million, or 5.8%, to $165.3 million from $156.3 million. Excluding the Fiscal 2001 special items noted above, operating income de-creased $3.9 million, or 2.3%, to $165.3 million from $169.2 million, due primarily to a significant decrease in the foodservice business, partially offset by acquisitions and the soup business.

     The U.S. Pet Products and Seafood segment's operating income increased $11.2 million, or 31.8%, to $46.5 million from $35.2 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $23.4 million, or 33.5%, to $46.5 million from $69.9 million, due primarily to the decrease in gross profit.

     The U.S. Frozen segment's operating income increased $1.5 million, or 2.4%, to $61.1 million from $59.6 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $1.8 million, or 2.9%, to $61.1 million from $62.9 million as the favorable impact of acquisitions was offset by increased selling and distribution costs, increased marketing costs related to Boston Market HomeStyle Meals, SmartOnes frozen entrees and Bagel Bites and the divestiture of Budget Gourmet.

     Europe's operating income increased $12.2 million, or 11.4%, to $119.4 million from $107.2 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $4.9 million, or 4.0%, to $119.4 million from $124.4 million. Europe's decrease is primarily attributable to increased marketing to support key brands across Europe and integration costs associated with recent acquisitions.

     Asia/Pacific's operating income increased $2.1 million, or 9.3%, to $24.8 million from $22.7 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $15.2 million, or 37.9%, to $24.8 million from $40.0 million. This decrease is primarily attributable to the unfavorable operating performance brought about by the movement of manufacturing to New Zealand from Australia and Japan. New Zealand's factories are experiencing inefficiencies as a result of over 60% of the products being produced in a different factory or line compared to the prior year. Operations are expected to improve during Fiscal 2003.

     Excluding special items, Other Operating Entities' operating income increased $7.1 million or 90.6% primarily due to higher pricing.

     Net interest expense decreased $5.6 million to $70.8 million from $76.4 million last year, driven by lower interest rates partially offset by increased borrowings. Other expense decreased $6.9 million to $10.0 million from $16.9 million last year. Excluding special items, other expense decreased $1.3 million to $10.0 million from $11.3 million.

     The effective tax rate for the current quarter was 35.0% compared to 34.3% last year. Excluding the Fiscal 2001 special items noted above, the effective rate was 35.0% for both periods.

     Net income in the current quarter was $208.2 million compared to $190.0 million last year and diluted earnings per share was $0.59 in the current quarter versus $0.54 in the same period last year. Excluding the Fiscal 2001 special items noted above, net income decreased $33.5 million to $208.2 million from $241.7 million last year, and diluted earnings per share decreased 14.4%, to $0.59 from $0.69 last year.

             SIX MONTHS ENDED OCTOBER 31, 2001 AND NOVEMBER 1, 2000

RESULTS OF OPERATIONS

     For the six months ended October 31, 2001, sales increased $282.7 million, or 6.3%, to $4,750.6 million from $4,468.0 million last year. Sales were favorably impacted by acquisitions (8.3%), higher volumes (0.6%) and higher pricing (1.6%). Sales were unfavorably impacted by foreign exchange translation rates (2.2%) and divestitures (2.0%).

     Sales of the Heinz North America segment increased $57.9 million, or 4.7%. Acquisitions, net of divestitures, increased sales 9.1%. Lower pricing decreased sales 2.3%, primarily related to the foodservice business and grocery ketchup. Sales volume decreased 1.5%, primarily in the foodservice business and steak sauces partially offset by volume increases in grocery ketchup, soups and grilling sauces. The weaker Canadian dollar decreased sales 0.5%.

     Sales of the U.S. Pet Products and Seafood segment decreased $14.6 million, or 1.9%. Slightly higher pricing increased sales 0.5%, primarily in tuna, partially offset by lower pricing in pet treats and dry dog food. Sales volume decreased 0.6% primarily in dry and canned dog food partially offset by volume increases in pet treats. Divestitures decreased sales 1.8%.

     U.S. Frozen's sales increased $63.2 million, or 12.2%. Acquisitions increased sales 11.8%. Sales volume increased 7.1% due primarily to Boston Market HomeStyle Meals, SmartOnes frozen entrees and Bagel Bites snacks partially offset by volume decreases in frozen potatoes. Higher pricing increased sales 2.1%, primarily in SmartOnes frozen entrees and frozen potatoes. Divestures reduced sales by 8.8% due to the sale of Budget Gourmet.

     Heinz Europe's sales increased $174.8 million, or 13.8%. Acquisitions increased sales 13.6%. Higher pricing increased sales 2.9%, primarily due to higher pricing in seafood, infant feeding, beans and soup. Volume increased slightly by 0.1%, driven primarily by grocery ketchup, salad cream and weight control entrees partially offset by volume decreases in infant feeding, soups and tuna. Unfavorable foreign exchange translation rates decreased sales by 2.8%.

     Sales in Asia/Pacific decreased $38.8 million, or 7.1%. Unfavorable exchange rates reduced sales by 9.7%. Higher pricing increased sales 1.6%, primarily due to higher pricing in sauces and juices. Sales volume increased 1.3% due primarily to frozen vegetables, poultry and juices partially offset by volume decreases in sauces and corned beef. Divestitures, net of acquisitions, reduced sales by 0.3%.

     Sales for Other Operating Entities increased $40.0 million, or 24.1%. Favorable pricing increased sales 23.7%, primarily in certain highly inflationary countries. Sales volume increased 3.8%, primarily in infant feeding and cooking oils. Other items net reduced sales by 3.4% mainly due to the divestitures of the South African frozen and pet food businesses.

     The current year's results were negatively impacted by additional Streamline restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as SG&A. Last year's results include net Operation Excel costs of $133.5 million pretax or $0.24 per share. Also included in the prior year results is a pretax loss of $5.6 million ($0.01 per share), which represented the company's equity loss associated with Hain Celestial Seasonings.

     The following tables provide a comparison of the company's reported results and the results excluding special items for the six months ended October 31, 2001 and November 1, 2000.

                                            Six Months Ended October 31, 2001
                                     ------------------------------------------------
                                       Net       Gross     Operating    Net      Per
                                      Sales      Profit     Income     Income   Share
                                     --------   --------   ---------   ------   -----
                                     (Dollars in Millions, Except per Share Amounts)
Reported results...................  $4,750.6   $1,884.0    $785.3     $408.7   $1.16
  Streamline implementation costs..        --        8.7      10.4        9.4    0.03
  Streamline restructuring costs...        --         --       5.7        3.6    0.01
                                     --------   --------    ------     ------   -----
Results excluding special items....  $4,750.6   $1,892.8    $801.5     $421.7   $1.20
                                     ========   ========    ======     ======   =====

                                            Six Months Ended November 1, 2000
                                    -------------------------------------------------
                                      Net       Gross     Operating    Net      Per
                                     Sales      Profit     Income     Income   Share
                                    --------   --------   ---------   ------   ------
                                     (Dollars in Millions, Except per Share Amounts)
Reported results (a)..............  $4,468.0   $1,812.3    $770.9     $394.5   $ 1.13(b)
  Operation Excel restructuring...        --       33.5      33.5       20.8     0.06
  Operation Excel implementation
     costs........................        --       52.8     133.7       90.5     0.26
  Operation Excel reversals.......        --      (21.4)    (33.8)     (25.9)   (0.07)
  Equity Loss on Investment in the
     Hain Celestial Group.........        --         --        --        3.5     0.01
                                    --------   --------    ------     ------   ------
Results excluding special items...  $4,468.0   $1,877.3    $904.4     $483.3   $ 1.38
                                    ========   ========    ======     ======   ======

---------------

(a) Amounts have been restated for the effect of the change in accounting for revenue recognition

(b) Before cumulative effect of accounting change

(Note: Totals may not add due to rounding.)

     Gross profit increased $71.7 million, or 4.0%, to $1,884.0 million from $1,812.3 million and the gross profit margin decreased to 39.7% from 40.6%. Excluding the special items noted above, gross profit increased $15.5 million, or 0.8%, to $1,892.8 million from $1,877.3 million and the gross profit margin decreased to 39.8% from 42.0%. Gross profit for the Heinz North America segment decreased $3.1 million, or 0.6% due primarily to lower pricing and the decline in the foodservice business partially offset by acquisitions. The U.S. Pet Products and Seafood segment's gross profit decreased $41.0 million, or 13.6%, primarily due to price decreases in pet food and pet snacks, increased fish, meat and manufacturing costs, increased ingredient costs as a result of reformulating recipes to improve palatability and a shift to less profitable larger size products. U.S. Frozen's gross profit increased $22.3 million or 9.2%, due primarily to increased pricing and acquisitions. Europe's gross profit increased $67.3 million, or 12.4%, due primarily to increased pricing and acquisitions. The Asia/Pacific segment's gross profit decreased $37.5 million, or 17.5%, due primarily to unfavorable foreign exchange rates and poor factory operations in connection with the movement of manufacturing to New Zealand from Australia and Japan partially offset by increased pricing. New Zealand's factories are experiencing inefficiencies as a result of over 60% of the products being produced in a different factory or line compared to the prior year. Gross profit in the Other Operating Entities segment increased $6.5 million, or 12.8%, due primarily to favorable pricing.

     SG&A increased $57.3 million, or 5.5%, to $1,098.7 million from $1,041.4 million, and decreased as a percentage of sales to 23.1% from 23.3%. Excluding the special items noted above, SG&A increased $118.4 million, or 12.2%, to $1,091.3 million from $972.9 million and increased as a percentage of sales to 23.0% from 21.8%. This increase is primarily attributable to acquisitions, increased promotional spending in North America and Europe and increased selling and distribution costs.

     Operating income increased $14.4 million, or 1.9%, to $785.3 million from $770.9 million, and decreased as a percentage of sales to 16.5% from 17.3%. Excluding the special items noted above, operating income decreased $102.9 million, or 11.4%, to $801.5 million from $904.4 million and decreased as a percentage of sales to 16.9% from 20.2%.

     Heinz North America's operating income decreased $14.5 million, or 4.9%, to $283.8 million from $298.3 million. Excluding the special items noted above, operating income decreased $35.4 million, or 10.9%, to $288.7 million from $324.0 million, due primarily to the decrease in gross profit and higher selling and distribution costs.

     The U.S. Pet Products and Seafood segment's operating income increased $7.8 million, or 8.1%, to $104.0 million from $96.2 million. Excluding the special items noted above, operating income decreased $29.1 million, or 20.7%, to $111.8 million from $140.9 million, due primarily to the decrease in gross profit.

     The U.S. Frozen segment's operating income increased $8.1 million, or 8.3%, to $105.3 million from $97.3 million. Excluding the special items noted above, operating income decreased $0.7 million, or 0.6%, to $105.3 million from $106.0 million as the favorable impact of acquisitions was offset by increased selling and distribution costs and the divestiture of Budget Gourmet.

     Europe's operating income increased $44.1 million, or 19.5%, to $270.0 million from $225.9 million. Excluding the special items noted above, operating income increased $7.8 million, or 3.0%, to $271.7 million from $263.9 million. This increase is primarily attributable to the tuna business in Europe and acquisitions partially offset by increased marketing to support key brands across Europe and acquisition integration costs.

     Asia/Pacific's operating income decreased $13.3 million, or 20.7%, to $51.0 million from $64.2 million. Excluding the special items noted above, operating income decreased $36.0 million, or 41.1%, to $51.5 million from $87.6 million. This decrease is primarily attributable to the unfavorable operating performance brought about by the movement of manufacturing to New Zealand from Australia and Japan and the significant realignment of manufacturing facilities. Operations are expected to improve during Fiscal 2003.

     Excluding special items, Other Operating Entities' operating income increased $8.0 million or 42.2% primarily due to higher pricing.

     Net interest expense decreased $10.8 million to $141.0 million from $151.8 million last year, driven by lower interest rates partially offset by increased borrowings. Other expense decreased $3.0 million to $11.7 million from $14.7 million last year. Excluding special items, other expense increased $2.7 million to $11.7 million from $9.1 million.

     The effective tax rate for the current year was 35.4% compared to 34.7% last year. Excluding the special items, the effective rate was 35.0% in both years.

     Net income for the current six months was $408.7 million compared to $378.0 million last year and diluted earnings per share was $1.16 compared to $1.08 last year. Excluding the special items noted above and the cumulative effect of the accounting change for revenue recognition in the prior year, net income decreased $61.6 million to $421.7 million from $483.3 million last year, and diluted earnings per share decreased 13.0%, to $1.20 from $1.38 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $197.9 million compared to cash used for operating activities of $1.8 million last year. The increase in Fiscal 2002 versus Fiscal 2001 is primarily due to improved working capital performance.

     Cash used for investing activities totaled $870.5 million compared to $320.3 million last year. Acquisitions in the current period required $805.5 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Acquisitions in the prior period required $126.5 million, due primarily to the purchase of International DiverseFoods Inc. During the prior year period, the company also invested $79.7 million in The Hain Celestial Group, Inc. Capital expenditures in the current period required $86.6 million compared to $170.9 million last year.

     Cash provided by financing activities increased to $705.7 million from $357.6 million last year. Proceeds from long-term debt were $768.3 million compared to $0.9 million last year. Payments on long-term debt required $32.2 million this period compared to $19.1 million last year. Payments on commercial paper and short-term borrowings required $88.0 million compared to providing $688.9 million last year. In addition, $325.0 million was provided during the current period via the issuance of Preferred Stock (see below). Cash provided from stock options exercised totaled $46.4 million versus $31.5 million last year. Dividend payments totaled $278.8 million compared to $263.8 million for the same period last year. Share repurchases totaled $45.4 million (1.0 million shares) versus $90.1 million (2.3 million shares) a year ago.

     In the first six months of Fiscal 2002, the cash requirements of Streamline were $56.7 million, consisting of spending for severance and exit costs ($46.3 million) and implementation costs ($10.4 million).

     On July 6, 2001, H.J. Heinz Finance Company (HFC) raised $325.0 million via the issuance of Voting Cumulative Preferred Stock, Series A with liquidation preference of $100,000 per share. The Series A Preferred shares are entitled to receive quarterly dividends at a rate of 6.226% per annum and are required to be redeemed for cash on July 15, 2008. In addition, HFC issued $750 million of 6.625% Guaranteed Notes due July 15, 2001. The proceeds were used for general corporate purposes, including retiring commercial paper borrowings and financing acquisitions and ongoing operations.

     On September 6, 2001, the company, HFC and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and a $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of October 31, 2001, $1.25 billion of domestic commercial paper is classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of domestic commercial paper outstanding and classified as short-term debt.

     The company expects the second half the year to deliver earnings per share consistent with the first half with the third quarter profits slightly lower then the second quarter and an improved fourth quarter as a result of recent acquisitions, new products and cost reduction efforts. The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, Heinz recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $66.2 million in revenue ($16.5 million in net income) as of May 4, 2000, was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 six month amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $4.45 billion; Gross profit, $1.81 billion; Net income, $390.7 million; Net income per share - diluted, $1.11; Net income per share - basic, $1.13.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the FASB Emerging Issues Task Force (the "EITF") issued new guidelines entitled "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". In addition, during May 2000, the EITF issued new guidelines entitled "Accounting for Certain Sales Incentives". Both of these issues provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration.

     In the fourth quarter of Fiscal 2002, the company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. SG&A would be correspondingly reduced such that net earnings would not be affected. The company is currently assessing the impact both issues will have on net sales.

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

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. This standard will be effective for the company beginning in Fiscal 2003. The company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the company's market risk during the six months ended October 31, 2001. For additional information, refer to pages 41-42 of the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     See Note 7 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q.

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

      12. Computation of Ratios of Earnings to Fixed Charges.

        99 (i) Condensed consolidated and combined financial statements of H.J.
           Heinz Finance Company and Subsidiaries for the six months ended October 31, 2001 (ii) Restated condensed consolidated and combined financial statements of H.J. Heinz Finance Company and Subsidiaries for the quarterly period ended August 1, 2001 both of which are filed in accordance with Rule 3-10 of Regulation S-X. H.J. Heinz Company is a guarantor of all of H.J. Heinz Finance Company's outstanding debt.

     (b) Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on November 9, 2001 reporting a revised earnings outlook for the second quarter ended October 31, 2001 and the full fiscal year ending May 1, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: December 13, 2001
                                          By:        /s/ PAUL F. RENNE
                                      ..........................................

                                                       Paul F. Renne
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: December 13, 2001
                                          By:        /s/ BRUNA GAMBINO
                                      ..........................................

                                                       Bruna Gambino
                                                    Corporate Controller
                                               (Principal Accounting Officer)