Form 10-Q
period 2002-01-20
HEINZ H J CO
filed 2002-03-14
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 30, 2002         COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of March 8, 2002 was 350,353,230 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Third Quarter Ended
                                                             ------------------------------------
                                                             January 30, 2002    January 31, 2001
                                                                 FY 2002             FY 2001
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,551,292          $2,269,642
Cost of products sold......................................      1,550,254           1,385,506
                                                                ----------          ----------
Gross profit...............................................      1,001,038             884,136
Selling, general and administrative expenses...............        605,622             543,976
                                                                ----------          ----------
Operating income...........................................        395,416             340,160
Interest income............................................          4,752               6,916
Interest expense...........................................         70,194              86,395
Other expenses (income), net...............................         19,697             (15,758)
                                                                ----------          ----------
Income before income taxes.................................        310,277             276,439
Provision for income taxes.................................        108,617               5,919
                                                                ----------          ----------
Net income.................................................     $  201,660          $  270,520
                                                                ==========          ==========
Net income per share--diluted..............................     $     0.57          $     0.77
                                                                ==========          ==========
Average common shares outstanding--diluted.................        352,745             350,761
                                                                ==========          ==========
Net income per share--basic................................     $     0.58          $     0.78
                                                                ==========          ==========
Average common shares outstanding--basic...................        349,704             347,444
                                                                ==========          ==========
Cash dividends per share...................................     $   0.4050          $   0.3925
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             ------------------------------------
                                                             January 30, 2002    January 31, 2001
                                                                 FY 2002             FY 2001*
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $7,301,932          $6,737,631
Cost of products sold......................................      4,416,873           4,041,208
                                                                ----------          ----------
Gross profit...............................................      2,885,059           2,696,423
Selling, general and administrative expenses...............      1,704,320           1,585,335
                                                                ----------          ----------
Operating income...........................................      1,180,739           1,111,088
Interest income............................................         14,379              18,215
Interest expense...........................................        220,824             249,515
Other expenses (income), net...............................         31,440              (1,045)
                                                                ----------          ----------
Income before income taxes and cumulative effect of
  accounting change........................................        942,854             880,833
Provision for income taxes.................................        332,479             215,829
                                                                ----------          ----------
Income before cumulative effect of accounting change.......        610,375             665,004
Cumulative effect of accounting change.....................             --             (16,471)
                                                                ----------          ----------
Net income.................................................     $  610,375          $  648,533
                                                                ==========          ==========
Net income per share--diluted..............................     $     1.73          $     1.85
                                                                ==========          ==========
Average common shares outstanding--diluted.................        352,745             350,761
                                                                ==========          ==========
Net income per share--basic................................     $     1.75          $     1.87
                                                                ==========          ==========
Average common shares outstanding--basic...................        349,704             347,444
                                                                ==========          ==========
Cash dividends per share...................................     $   1.2025          $   1.1525
                                                                ==========          ==========

* Restated, see Note 7.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 30, 2002    May 2, 2001*
                                                                  FY 2002           FY 2001
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $   202,316        $  138,849
Short-term investments, at cost which approximates market...              5             5,371
Receivables, net............................................      1,363,373         1,383,550
Inventories.................................................      1,633,174         1,407,961
Prepaid expenses and other current assets...................        289,795           181,083
                                                                -----------        ----------
     Total current assets...................................      3,488,663         3,116,814
                                                                -----------        ----------

Property, plant and equipment...............................      3,766,169         3,880,780
Less accumulated depreciation...............................      1,596,492         1,712,400
                                                                -----------        ----------
     Total property, plant and equipment, net...............      2,169,677         2,168,380
                                                                -----------        ----------

Goodwill, net...............................................      2,531,586         2,077,451
Trademarks, net.............................................        682,677           567,692
Other intangibles, net......................................        205,595           120,749
Other non-current assets....................................      1,014,089           984,064
                                                                -----------        ----------
     Total other non-current assets.........................      4,433,947         3,749,956
                                                                -----------        ----------

     Total assets...........................................    $10,092,287        $9,035,150
                                                                ===========        ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 30, 2002    May 2, 2001*
                                                                  FY 2002           FY 2001
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $   172,700        $1,555,869
Portion of long-term debt due within one year...............        572,141           314,965
Accounts payable............................................        845,685           962,497
Salaries and wages..........................................         48,721            54,036
Accrued marketing...........................................        151,804           146,138
Accrued restructuring costs.................................         53,017           134,550
Other accrued liabilities...................................        365,900           388,582
Income taxes................................................        149,919            98,460
                                                                -----------        ----------
     Total current liabilities..............................      2,359,887         3,655,097
                                                                -----------        ----------

Long-term debt..............................................      4,864,133         3,014,853
Deferred income taxes.......................................        312,226           253,690
Non-pension postretirement benefits.........................        208,091           207,104
Other liabilities and minority interest.....................        805,106           530,679
                                                                -----------        ----------
     Total long-term debt, other liabilities and minority
       interest.............................................      6,189,556         4,006,326

Shareholders' Equity:
Capital stock...............................................        107,885           107,900
Additional capital..........................................        343,805           331,633
Retained earnings...........................................      4,887,020         4,697,213
                                                                -----------        ----------
                                                                  5,338,710         5,136,746

Less:
  Treasury stock at cost (80,782,624 shares at January 30,
     2002 and 82,147,565 shares at May 2, 2001).............      2,908,241         2,922,630
  Unearned compensation relating to the ESOP................            230             3,101
  Accumulated other comprehensive loss......................        887,395           837,288
                                                                -----------        ----------
     Total shareholders' equity.............................      1,542,844         1,373,727
                                                                -----------        ----------
     Total liabilities and shareholders' equity.............    $10,092,287        $9,035,150
                                                                ===========        ==========

*Summarized from audited fiscal year 2001 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                             -----------------------------------
                                                             January 30, 2002   January 31, 2001
                                                                 FY 2002            FY 2001
                                                             ----------------   ----------------
                                                                         (Unaudited)
                                                                   (Thousands of Dollars)

Cash provided by (used for) Operating Activities...........     $ 334,341         $    (1,353)
                                                                ---------         -----------
Cash Flows from Investing Activities:
     Capital expenditures..................................      (130,183)           (255,832)
     Acquisitions, net of cash acquired....................      (802,668)           (182,872)
     Proceeds from divestitures............................        31,889              93,340
     Purchases of short-term investments...................        (2,049)         (1,084,033)
     Sales and maturities of short-term investments........         7,378           1,085,911
     Investment in The Hain Celestial Group, Inc...........            --             (79,743)
     Other items, net......................................       (29,199)              8,477
                                                                ---------         -----------
          Cash used for investing activities...............      (924,832)           (414,752)
                                                                ---------         -----------
Cash Flows from Financing Activities:
     Payments on long-term debt............................       (37,526)            (22,034)
     Proceeds from (payments on) commercial paper and
       short-term borrowings, net..........................         2,219            (174,318)
     Proceeds from long-term debt..........................       770,772           1,078,701
     Proceeds from preferred stock of subsidiary...........       325,000                  --
     Dividends.............................................      (420,568)           (400,370)
     Purchases of treasury stock...........................       (45,363)            (90,420)
     Exercise of stock options.............................        53,186              78,540
     Other items, net......................................        11,637              12,118
                                                                ---------         -----------
          Cash provided by financing activities............       659,357             482,217
                                                                ---------         -----------
Effect of exchange rate changes on cash and cash
  equivalents..............................................        (5,399)            (10,845)
                                                                ---------         -----------
Net increase in cash and cash equivalents..................        63,467              55,267
Cash and cash equivalents at beginning of year.............       138,849             137,617
                                                                ---------         -----------
Cash and cash equivalents at end of period.................     $ 202,316         $   192,884
                                                                =========         ===========

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

(4)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                     January 30, 2002     May 2, 2001
                                                     ----------------     -----------
                                                           (Thousands of Dollars)
Finished goods and work-in-process.................     $1,267,266         $1,095,954
Packaging material and ingredients.................        365,908            312,007
                                                        ----------         ----------
                                                        $1,633,174         $1,407,961
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

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of January 30, 2002 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 2001...................     $ 110.5         $110.3          $ 55.4         $ 22.6       $ 298.8
   Amounts utilized--Fiscal 2001..........      (110.5)         (39.5)           (4.7)         (22.6)       (177.3)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 2,
     2001.................................          --           70.8            50.7             --         121.5
   Restructuring and implementation
     costs--Fiscal 2002...................          --            5.7              --           10.4          16.1
   Amounts utilized--Fiscal 2002..........          --          (52.7)          (27.9)         (10.4)        (91.0)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs--January
     30, 2002.............................     $    --         $ 23.8          $ 22.8         $   --       $  46.6
                                               =======         ======          ======         ======       =======

     During the first nine months of Fiscal 2002, the company recognized restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). [Note: All earnings per share amounts included in the Notes to Condensed Consolidated Financial Statements are presented on an after-tax diluted basis, unless otherwise noted.] Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as selling, general and administrative expenses ("SG&A"). Implementation costs ($10.4 million pretax) were primarily cost premiums related to production transfers, consulting costs and relocation costs.

     During the first nine months of Fiscal 2002, the company utilized $80.6 million of severance and exit cost accruals, principally for the closure of the company's tuna operations in Puerto Rico, ceasing canned pet food production in its Terminal Island, California facility and its global overhead reduction plan, primarily in Europe and North America.

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

(7)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, the company recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $16.5 million in net income as of May 4, 2000 was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 first nine month amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $6.72 billion; Gross profit, $2.69 billion; Net income, $661.2 million; Net income per share - diluted, $1.88; Net income per share - basic, $1.90.

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

     In the fourth quarter of Fiscal 2002, the company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. The company is currently assessing the combined impact of both issues, however, we believe that, based on historical information, sales could be reduced up to 6 to 7%. SG&A will be correspondingly reduced such that net earnings will not be affected.

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

     The company has not fully assessed the potential impact of the adoption of SFAS No. 142 which is effective for the company in Fiscal 2003. The reassessment of intangible assets, including the ongoing impact of amortization, must be completed during the first quarter of 2003. The assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of Fiscal 2003. Total amortization of goodwill and intangible assets for the year ended May 2, 2001, was $51.6 million and $33.6 million, respectively.

     In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard is effective for fiscal years beginning after June 15, 2002. The company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

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

        Prior year quarterly segment information has been revised to conform with current quarter presentation.

     The following table presents information about the company's reportable segments:

                                                Third Quarter Ended                    Nine Months Ended
                                        -----------------------------------   -----------------------------------
                                        January 30, 2002   January 31, 2001   January 30, 2002   January 31, 2001
                                            FY 2002            FY 2001            FY 2002            FY 2001*
                                        ----------------   ----------------   ----------------   ----------------
                                                                 (Thousands of Dollars)
   Net external sales:
     Heinz North America..............     $  702,715         $  632,375         $1,982,273         $1,853,998
     U.S. Pet Products and Seafood....        362,319            378,924          1,102,012          1,133,228
     U.S. Frozen......................        360,375            256,505            941,383            774,265
                                           ----------         ----------         ----------         ----------
     North America Totals.............      1,425,409          1,267,804          4,025,668          3,761,491
     Europe...........................        756,598            652,412          2,194,077          1,915,050
     Asia/Pacific.....................        263,197            272,567            770,235            818,390
     Other Operating Entities.........        106,088             76,859            311,952            242,700
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $2,551,292         $2,269,642         $7,301,932         $6,737,631
                                           ==========         ==========         ==========         ==========
   Intersegment sales:
     Heinz North America..............     $    9,617         $   10,022         $   31,477         $   30,531
     U.S. Pet Products and Seafood....          4,288              5,824             11,862             18,411
     U.S. Frozen......................          2,423              3,315              7,575              9,583
     Europe...........................          1,944                979              4,360              3,157
     Asia/Pacific.....................            713              1,023              1,942              2,004
     Other Operating Entities.........            632              1,439                649              3,468
     Non-Operating (a)................        (19,617)           (22,602)           (57,865)           (67,154)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $       --         $       --         $       --         $       --
                                           ==========         ==========         ==========         ==========
   Operating income (loss):
     Heinz North America..............     $  141,338         $  156,808         $  425,122         $  455,059
     U.S. Pet Products and Seafood....         46,372             38,652            150,371            134,855
     U.S. Frozen......................         60,265             36,353            165,593            133,622
                                           ----------         ----------         ----------         ----------
     North America Totals.............        247,975            231,813            741,086            723,536
     Europe...........................        136,785            107,742            406,787            333,691
     Asia/Pacific.....................         20,411             22,336             71,362             86,585
     Other Operating Entities.........         12,580              6,878             39,490             36,862
     Non-Operating (a)................        (22,335)           (28,609)           (77,986)           (69,586)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $  395,416         $  340,160         $1,180,739         $1,111,088
                                           ==========         ==========         ==========         ==========
   Operating income (loss) excluding
     special items (b):
     Heinz North America..............     $  141,338         $  171,544         $  429,996         $  495,582
     U.S. Pet Products and Seafood....         46,372             54,178            158,166            195,082
     U.S. Frozen......................         60,265             44,778            165,593            150,786
                                           ----------         ----------         ----------         ----------
     North America Totals.............        247,975            270,500            753,755            841,450
     Europe...........................        136,785            127,541            408,502            391,460
     Asia/Pacific.....................         20,411             35,578             71,960            123,165
     Other Operating Entities.........         12,580              7,239             39,490             26,160
     Non-Operating (a)................        (22,335)           (27,218)           (76,793)           (64,199)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $  395,416         $  413,640         $1,196,914         $1,318,036
                                           ==========         ==========         ==========         ==========

*Restated, see Note 7.

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Third Quarter ended January 31, 2001 - Excludes implementation costs of Operation Excel as follows: Heinz North America $14.7 million, U.S. Pet Products and Seafood $15.5 million, U.S. Frozen $8.4 million, Europe $19.8 million, Asia/Pacific $13.2 million, Other Operating Entities $0.4 million and Non-Operating $1.4 million.

   Nine Months ended January 30, 2002 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.9 million, U.S. Pet Products and Seafood $7.8 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

   Nine Months ended January 31, 2001 - Excludes implementation costs of Operation Excel as follows: Heinz North America $40.5 million, U.S. Pet Products and Seafood $60.2 million, U.S. Frozen $17.2 million, Europe $57.8 million, Asia/Pacific $36.6 million, Other Operating Entities ($10.7) million and Non-Operating $5.4 million.

     The company's revenues are generated via the sale of products in the following categories:

                                                Third Quarter Ended                    Nine Months Ended
                                        -----------------------------------   -----------------------------------
                                        January 30, 2002   January 31, 2001   January 30, 2002   January 31, 2001
                                            FY 2002            FY 2001            FY 2002            FY 2001
                                        ----------------   ----------------   ----------------   ----------------
   Ketchup, Condiments and Sauces.....     $  668,192         $  596,762         $1,957,502         $1,824,391
   Frozen Foods.......................        583,535            474,738          1,549,754          1,388,820
   Seafood............................        237,950            228,079            761,486            720,715
   Convenience Meals..................        397,498            313,785          1,090,633            874,698
   Infant and Nutritional Foods.......        228,796            230,434            659,883            669,581
   Pet Products.......................        259,419            287,630            781,095            854,568
   Other..............................        175,902            138,214            501,579            404,858
                                           ----------         ----------         ----------         ----------
   Total..............................     $2,551,292         $2,269,642         $7,301,932         $6,737,631
                                           ==========         ==========         ==========         ==========

(10) On May 3, 2001, the company reorganized its U.S. corporate structure by consolidating its U.S. business into two major entities: H. J. Heinz Finance Company (Heinz Finance) manages treasury functions and H. J. Heinz Company, L.P. (Heinz LP) owns or leases the operating assets and manages the U.S. business. Heinz Finance assumed primary liability for payment of the company's outstanding senior unsecured debt and accrued interest by becoming a co-obligor with the company. Heinz Finance's financial statements for the nine months ended January 30, 2002 are attached as
     Exhibit 99.

     On July 6, 2001, Heinz Finance raised $325 million via the issuance of Voting Cumulative Preferred Stock, Series A with a liquidation preference of $100,000 per share. The Series A Preferred shares are entitled to receive quarterly dividends at a rate of 6.226% per annum and are required to be redeemed for cash on July 15, 2008. In addition, Heinz Finance issued $750 million of 6.625% Guaranteed Notes due July 15, 2011 which are guaranteed by the company. The proceeds were used for general corporate purposes, including retiring commercial paper borrowings, financing acquisitions and ongoing operations.

     On September 6, 2001, the company, Heinz Finance and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and an $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of January 30, 2002, $1.38 billion of commercial paper was outstanding and classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of commercial paper outstanding and classified as short-term debt.

(11) DIVIDENDS
     On September 17, 2001, the company's Board of Directors raised the quarterly dividend on the company's common stock to $0.4050 per share from $0.3925 per share, for an indicated annual rate of $1.62 per share.

(12) EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128.

                                               Third Quarter Ended                    Nine Months Ended
                                       -----------------------------------   -----------------------------------
                                       January 30, 2002   January 31, 2001   January 30, 2002   January 31, 2001
                                           FY 2002            FY 2001            FY 2002            FY 2001
                                       ----------------   ----------------   ----------------   ----------------
                                                       (In Thousands, Except per Share Amounts)
   Income before cumulative effect of
     accounting change...............      $201,660           $270,520           $610,375           $665,004
   Preferred dividends...............             5                  5                 15                 17
                                           --------           --------           --------           --------
   Income applicable to common stock
     before effect of accounting
     change..........................       201,655            270,515            610,360            664,987
   Cumulative effect of accounting
     change..........................            --                 --                 --            (16,471)
                                           --------           --------           --------           --------
   Net income applicable to common
     stock...........................      $201,655           $270,515           $610,360           $648,516
                                           ========           ========           ========           ========
     Average common shares
       outstanding--basic............       349,704            347,444            349,704            347,444
     Effect of dilutive securities:
       Convertible preferred stock...           164                178                164                178
       Stock options.................         2,877              3,139              2,877              3,139
                                           --------           --------           --------           --------
     Average common shares
       outstanding--diluted..........       352,745            350,761            352,745            350,761
   Income per share before cumulative
     effect of accounting change--
     basic...........................      $   0.58           $   0.78           $   1.75           $   1.91
                                           ========           ========           ========           ========
   Net income per share--basic.......      $   0.58           $   0.78           $   1.75           $   1.87
                                           ========           ========           ========           ========
   Income per share before cumulative
     effect of accounting change--
     diluted.........................      $   0.57           $   0.77           $   1.73           $   1.90
                                           ========           ========           ========           ========
     Net income per share--diluted...      $   0.57           $   0.77           $   1.73           $   1.85
                                           ========           ========           ========           ========

(13) COMPREHENSIVE INCOME

                                               Third Quarter Ended                    Nine Months Ended
                                       -----------------------------------   -----------------------------------
                                       January 30, 2002   January 31, 2001   January 30, 2002   January 31, 2001
                                           FY 2002            FY 2001            FY 2002            FY 2001
                                       ----------------   ----------------   ----------------   ----------------
                                                                (Thousands of Dollars)
   Net income........................      $201,660           $270,520           $610,375          $ 648,533
   Other comprehensive income (loss):
       Foreign currency translation
         adjustment..................       (51,197)            65,259            (51,571)          (129,434)
       Minimum pension liability
         adjustment..................           (51)              (241)             1,107             (1,774)
       Deferred gains (losses) on
         derivatives:
           Net change from periodic
             revaluations............          (900)                --             (1,637)                --
           Net amount reclassified to
             earnings................         1,753                 --              1,994                 --
                                           --------           --------           --------          ---------
   Comprehensive income..............      $151,265           $335,538           $560,268          $ 517,325
                                           ========           ========           ========          =========

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

     The company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the nine months ended January 30, 2002, gains of $6.2 million, net of income taxes of $3.6 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

     HEDGE INEFFECTIVENESS: During the nine months ended January 30, 2002, hedge ineffectiveness related to cash flow hedges was a net loss of $0.3 million, which is reported in the consolidated statements of income as other expenses.

     DEFERRED HEDGING GAINS AND LOSSES: As of January 30, 2002, the company is hedging forecasted transactions for periods not exceeding 15 months. During the next 12 months, the company expects $0.3 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings.

(15) SUBSEQUENT EVENT
     On March 7, 2002, Heinz Finance issued $700 million of 6.00% Guaranteed Notes due March 15, 2012 and $550 million of 6.75% Guaranteed Notes due March 15, 2032, which are guaranteed by the company. The proceeds will be used to retire commercial paper borrowings. Heinz Finance converted $750 million of the new debt from fixed to floating through interest rate swap agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The company believes that the following discussion addresses the company's most critical accounting policies, which are those that are most important to the portrayal of the company's financial condition and results and require management's most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     MARKETING COSTS -- In order to support the company's products, Heinz offers various marketing programs to its customers which reimburse them for a portion or all of their promotional activities related to the company's products. The company regularly reviews and revises, when deemed necessary, estimates of costs to the company for these marketing programs based on estimates of what has been incurred by our customers. Actual costs incurred by the company may differ significantly if factors such as the level and success of the customers' programs or other conditions differ from our expectations.

     INVENTORIES -- Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS -- Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the company's business model or changes in the company's capital strategy can result in the actual useful lives differing from the company's estimates. In those cases where the company determines that the useful life of property, plant and equipment should be shortened, the company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense.

     Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     GOODWILL -- The company regularly reviews the individual components of goodwill by evaluating the future cash flows of the businesses to determine the recoverability of goodwill and recognizes, on a current basis, any diminution in value. If future cash flows are less favorable than those anticipated, goodwill may be impaired.

     PENSION BENEFITS -- The company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the company, within certain guidelines. In addition, the company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the company.

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

     In Fiscal 2001, the company completed the closure of its tuna operations in Puerto Rico, ceased production of canned pet food in the company's Terminal Island, California facility and sold its U.S. fleet of fishing boats and related equipment. In addition, the company is continuing its implementation of its global overhead reduction plan. To date, these actions have resulted in a net reduction of the company's workforce of approximately 2,400 employees.

            THREE MONTHS ENDED JANUARY 30, 2002 AND JANUARY 31, 2001

RESULTS OF OPERATIONS

     For the three months ended January 30, 2002, sales increased $281.7 million, or 12.4%, to $2,551.3 million from $2,269.6 million last year. Sales were favorably impacted by acquisitions (12.7%), higher pricing (2.9%) and higher volumes (0.4%) and unfavorably impacted by foreign exchange translation rates (1.7%) and divestitures (1.9%).

     The favorable impact of acquisitions is primarily related to Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups in the North American segment; Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers in the U.S. Frozen Segment; and the Honig brands of soups, sauces and pasta meals, HAK brand of vegetables packed in glass, KDR brand of sport drinks, juices, spreads and sprinkles in the Europe segment.

     Sales of the Heinz North America segment increased $70.3 million, or 11.1%. Acquisitions, net of divestitures, increased sales 12.1%. Higher pricing increased sales 0.3%, due mainly to grocery ketchup and infant feeding. Sales volume decreased 0.4%, mainly due to decreases in grocery ketchup, lapping last year's introduction of EZ Squirt, and gravy partially offset by increased volume of foodservice sauces. The weaker Canadian dollar decreased sales 0.9%.

     Sales of the U.S. Pet Products and Seafood segment decreased $16.6 million, or 4.4%. Sales volume decreased 5.6% primarily in pet food partially offset by volume increases in pet snacks. Higher pricing increased sales 1.2%, primarily in tuna and pet snacks.

     U.S. Frozen's sales increased $103.9 million, or 40.5%. Acquisitions increased sales 43.3%. Sales volume increased 3.0% due primarily to SmartOnes frozen entrees and Boston Market HomeStyle Meals partially offset by volume decreases in frozen snacks. Divestitures reduced sales by 5.8% due to the sale of Budget Gourmet.

     Heinz Europe's sales increased $104.2 million, or 16.0%. Acquisitions, net of divestitures, increased sales 13.0%. Volume increased by 3.5%, driven primarily by ketchup, frozen foods, beans and salmon partially offset by volume decreases in tuna. Higher pricing increased sales 1.4%, primarily due to higher pricing in tuna, soups and beans. Unfavorable foreign exchange translation rates decreased sales by 1.9%.

     Sales in Asia/Pacific decreased $9.4 million, or 3.4%. Unfavorable exchange rates reduced sales by 7.2%. Higher pricing increased sales 3.7%, primarily due to sauces, infant feeding and juices. Sales volume increased 0.9% due primarily to frozen foods, poultry, cooking oils and infant feeding partially offset by volume decreases in canned meats and pet food. Divestitures, net of acquisitions, reduced sales by 0.8%.

     Sales for Other Operating Entities increased $29.2 million, or 38.0%. Favorable pricing increased sales 50.7%, primarily in highly inflationary countries. Other items net reduced sales by 12.7% mainly due to the divestitures of the South African frozen and pet food businesses.

     Last year's third quarter was positively impacted by special items which net to $43.1 million after-tax ($0.13 per share). The following table provides a comparison of the company's reported results and the results excluding special items for the third quarter of Fiscal 2001.

                                                        Third Quarter Ended January 31, 2001
   (Dollars in millions except per share amounts)  -----------------------------------------------
                                                     Net       Gross    Operating    Net      Per
                                                    Sales     Profit     Income     Income   Share
                                                   --------   -------   ---------   ------   -----
   Reported results.............................   $2,269.6   $884.1     $340.2     $270.5   $0.77
     Operation Excel implementation costs.......         --     43.2       73.5       50.1    0.14
     Italian tax benefit........................         --       --         --      (93.2)  (0.27)
                                                   --------   ------     ------     ------   -----
     Results excluding special items............   $2,269.6   $927.4     $413.6     $227.4   $0.65
                                                   ========   ======     ======     ======   =====

(Note: Totals may not add due to rounding.)

     Gross profit increased $116.9 million, or 13.2%, to $1,001.0 million from $884.1 million and the gross profit margin increased to 39.2% from 39.0%. Excluding the Fiscal 2001 special items noted above, gross profit increased $73.7 million, or 7.9%, to $1,001.0 million from $927.4 million and the gross profit margin decreased to 39.2% from 40.9%. Gross profit for the Heinz North America segment increased $13.1 million, or 4.8% due primarily to acquisitions offset by the decline in the foodservice business. The U.S. Pet Products and Seafood segment's gross profit decreased $7.9 million, or 5.6%, primarily due to volume decreases in pet food and a shift to less profitable larger size products. U.S. Frozen's gross profit increased $45.4 million or 38.7%, due primarily to acquisitions. Europe's gross profit increased $37.6 million, or 13.8%, due primarily to acquisitions and increased pricing. The Asia/Pacific segment's gross profit decreased $17.2 million, or 17.3%, due primarily to supply chain issues in New Zealand and Australia and declining sales in Japan. Unfavorable foreign exchange rates were only partially offset by increased pricing. A significant number of products produced in this region are sourced from a different factory or line compared with prior year. Gross profit in the Other Operating Entities segment increased $4.4 million, or 17.5%, due primarily to favorable pricing.

     Selling, general and administrative expenses ("SG&A") increased $61.6 million, or 11.3%, to $605.6 million from $544.0 million, and decreased as a percentage of sales to 23.7% from 24.0%. Excluding the Fiscal 2001 special items noted above, SG&A increased $91.9 million, or 17.9%, to $605.6 million from $513.7 million and increased as a percentage of sales to 23.7% from 22.6%. This increase is primarily attributable to acquisitions, increased promotional spending in North America and Europe and increased selling and distribution cost.

     Operating income increased $55.3 million, or 16.2%, to $395.4 million from $340.2 million, and increased as a percentage of sales to 15.5% from 15.0%. Excluding the Fiscal 2001 special items noted above, operating income decreased $18.2 million, or 4.4%, to $395.4 million from $413.6 million and decreased as a percentage of sales to 15.5% from 18.2%.

     Heinz North America's operating income decreased $15.5 million, or 9.9%, to $141.3 million from $156.8 million. Excluding the Fiscal 2001 special items noted above, operating income de-creased $30.2 million, or 17.6%, to $141.3 million from $171.5 million, due primarily to increased selling and distribution costs, increased promotional spending and a decrease in the foodservice business partially offset by acquisitions.

     The U.S. Pet Products and Seafood segment's operating income increased $7.7 million, or 20.0%, to $46.4 million from $38.7 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $7.8 million, or 14.4%, to $46.4 million from $54.2 million, due primarily to the decrease in gross profit.

     The U.S. Frozen segment's operating income increased $23.9 million, or 65.8%, to $60.3 million from $36.4 million. Excluding the Fiscal 2001 special items noted above, operating income increased $15.5 million, or 34.6%, to $60.3 million from $44.8 million primarily due to the favorable impact of acquisitions partially offset by the divestiture of Budget Gourmet.

     Europe's operating income increased $29.0 million, or 27.0%, to $136.8 million from $107.7 million. Excluding the Fiscal 2001 special items noted above, operating income increased $9.2 million, or 7.2%, to $136.8 million from $127.5 million. Europe's increase is primarily attributable to the increase in gross profit partially offset by increased marketing to support key brands across Europe and integration costs associated with recent acquisitions.

     Asia/Pacific's operating income decreased $1.9 million, or 8.6%, to $20.4 million from $22.3 million. Excluding the Fiscal 2001 special items noted above, operating income decreased $15.2 million, or 42.6%, to $20.4 million from $35.6 million. This decrease is due primarily to supply chain issues in New Zealand and Australia and declining sales in Japan. A significant number of products produced in this region are sourced from a different factory or line compared with prior year. Operations are expected to improve during the latter half of Fiscal 2003.

     Excluding special items, Other Operating Entities' operating income increased $5.3 million or 73.8% primarily due to higher pricing.

     Net interest expense decreased $14.0 million to $65.4 million from $79.5 million last year, driven by lower interest rates partially offset by increased borrowings. Other expense increased $35.5 million to $19.7 million from other income of $15.8 million last year primarily due to gains from foreign currency hedge contracts recorded in the prior year quarter and an increase in minority interest expense.

     The effective tax rate for the current quarter was 35.0% compared to 2.1% last year. The prior year quarter included the benefit from tax planning and new tax legislation outlined above. Excluding the Fiscal 2001 special items noted above, the effective rate was 35.0% for both periods.

     Net income in the current quarter was $201.7 million compared to $270.5 million last year and diluted earnings per share was $0.57 in the current quarter versus $0.77 in the same period last year. Excluding the Fiscal 2001 special items noted above, net income decreased $25.8 million to $201.7 million from $227.4 million last year, and diluted earnings per share decreased 12.0%, to $0.57 from $0.65 last year.

            NINE MONTHS ENDED JANUARY 30, 2002 AND JANUARY 31, 2001

RESULTS OF OPERATIONS

     For the nine months ended January 30, 2002, sales increased $564.3 million, or 8.4%, to $7,301.9 million from $6,737.6 million last year. Sales were favorably impacted by acquisitions (9.8%), higher pricing (2.0%) and higher volumes (0.6%). Sales were unfavorably impacted by foreign exchange translation rates (2.0%) and divestitures (2.0%).

     Sales of the Heinz North America segment increased $128.3 million, or 6.9%. Acquisitions, net of divestitures, increased sales 10.1%. Lower pricing decreased sales 1.4%, primarily related to foodservice ketchup. Sales volume decreased 1.1%, primarily in the foodservice business, various sauces and infant feeding partially offset by volume increases in soups and grilling sauces. The weaker Canadian dollar decreased sales 0.7%.

     Sales of the U.S. Pet Products and Seafood segment decreased $31.2 million, or 2.8%. Higher pricing increased sales 0.7%, primarily in tuna, partially offset by lower pricing in dry dog food, pet snacks and cat food. Sales volume decreased 2.2% primarily in pet food partially offset by volume increases in pet treats and tuna. Divestitures decreased sales 1.3%.

     U.S. Frozen's sales increased $167.1 million, or 21.6%. Acquisitions increased sales 22.3%. Sales volume increased 5.7% due primarily to SmartOnes frozen entrees, Boston Market HomeStyle Meals and Bagel Bites snacks partially offset by volume decreases in frozen potatoes. Higher pricing increased sales 1.4%, primarily in SmartOnes frozen entrees and frozen potatoes partially offset by lower pricing of Boston Market HomeStyle Meals. Divestures reduced sales by 7.8% due to the sale of Budget Gourmet.

     Heinz Europe's sales increased $279.0 million, or 14.6%. Acquisitions, net of divestitures, increased sales 13.4%. Higher pricing increased sales 2.4%, primarily due to higher pricing in seafood, infant feeding, beans and soup. Volume increased by 1.3%, driven primarily by grocery ketchup, salad cream, beans, salmon and weight control entrees partially offset by volume decreases in infant feeding and tuna. Unfavorable foreign exchange translation rates decreased sales by 2.5%.

     Sales in Asia/Pacific decreased $48.2 million, or 5.9%. Unfavorable exchange rates reduced sales by 8.9%. Higher pricing increased sales 2.3%, primarily due to higher pricing in sauces and juices partially offset by lower pricing in cooking oils. Sales volume increased 1.2% due primarily to poultry, frozen vegetables and juices partially offset by volume decreases in sauces, corned beef and frozen potatoes. Divestitures, net of acquisitions, reduced sales by 0.5%.

     Sales for Other Operating Entities increased $69.3 million, or 28.5%. Favorable pricing increased sales 32.3%, primarily in certain highly inflationary countries. Sales volume increased 2.7%, primarily in infant feeding and grocery ketchup offset by decreases in tuna. Other items net reduced sales by 6.5% mainly due to the divestitures of the South African frozen and pet food businesses.

     The current year's results were negatively impacted by additional Streamline restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share). Pretax charges of $8.7 million were classified as cost of products sold and $7.4 million as SG&A. Last year's results were negatively impacted by special items which net to $45.7 million after-tax ($0.13 per share).

     The following tables provide a comparison of the company's reported results and the results excluding special items for the nine months ended January 30, 2002 and January 31, 2001.

                                                          Nine Months Ended January 30, 2002
   (Dollars in millions except per share amounts)  ------------------------------------------------
                                                     Net       Gross     Operating    Net      Per
                                                    Sales      Profit     Income     Income   Share
                                                   --------   --------   ---------   ------   -----
   Reported results...........................     $7,301.9   $2,885.1   $1,180.7    $610.4   $1.73
     Streamline implementation costs..........           --        8.7       10.4       9.4    0.03
     Streamline restructuring costs...........           --         --        5.7       3.6    0.01
                                                   --------   --------   --------    ------   -----
   Results excluding special items............     $7,301.9   $2,893.8   $1,196.9    $623.3   $1.77
                                                   ========   ========   ========    ======   =====

                                                          Nine Months Ended January 31, 2001
   (Dollars in millions except per share amounts)  ------------------------------------------------
                                                     Net       Gross     Operating    Net      Per
                                                    Sales      Profit     Income     Income   Share
                                                   --------   --------   ---------   ------   -----
   Reported results (a).......................     $6,737.6   $2,696.4   $1,111.1    $665.0   $1.90(b)
     Operation Excel restructuring............           --       33.5       33.5      20.8    0.06
     Operation Excel implementation costs.....           --       96.1      207.2     140.5    0.40
     Operation Excel reversals................           --      (21.4)     (33.8)    (25.9)  (0.07)
     Italian tax benefit......................           --         --         --     (93.2)  (0.27)
     Equity Loss on Investment in the Hain
        Celestial Group.......................           --         --         --       3.5    0.01
                                                   --------   --------   --------    ------   -----
   Results excluding special items............     $6,737.6   $2,804.6   $1,318.0    $710.7   $2.03
                                                   ========   ========   ========    ======   =====

---------------

(a) Amounts have been restated for the effect of the change in accounting for revenue recognition

(b) Before cumulative effect of accounting change

(Note: Totals may not add due to rounding.)

     Gross profit increased $188.6 million, or 7.0%, to $2,885.1 million from $2,696.4 million and the gross profit margin decreased to 39.5% from 40.0%. Excluding the special items noted above, gross profit increased $89.2 million, or 3.2%, to $2,893.8 million from $2,804.6 million and the gross profit margin decreased to 39.6% from 41.6%. Gross profit for the Heinz North America segment increased $10.0 million, or 1.2% due primarily to acquisitions partially offset by lower pricing and the decline in the foodservice business. The U.S. Pet Products and Seafood segment's gross profit decreased $48.8 million, or 11.1%, primarily due to price decreases in pet food and pet snacks, increased ingredient and manufacturing costs and a shift to less profitable larger size products. Pet food ingredient costs also increased as a result of reformulating recipes to improve palatability. U.S. Frozen's gross profit increased $67.7 million or 18.8%, due primarily to acquisitions and increased pricing. Europe's gross profit increased $104.8 million, or 12.9%, due primarily to acquisitions and increased pricing. The Asia/Pacific segment's gross profit decreased $54.7 million, or 17.4%, due primarily to unfavorable foreign exchange rates and poor factory operations in connection with the movement of manufacturing to New Zealand from Australia and Japan partially offset by increased pricing. New Zealand's factories are experiencing inefficiencies as a result of significant changes in the supply chain matrix. Gross profit in the Other Operating Entities segment increased $10.9 million, or 14.4%, due primarily to favorable pricing.

     SG&A increased $119.0 million, or 7.5%, to $1,704.3 million from $1,585.3 million, and decreased as a percentage of sales to 23.3% from 23.5%. Excluding the special items noted above, SG&A increased $210.3 million, or 14.1%, to $1,696.9 million from $1,486.6 million and increased as a percentage of sales to 23.2% from 22.1%. This increase is primarily attributable to acquisitions, increased promotional spending in North America and Europe and increased selling and distribution costs in North America.

     Operating income increased $69.7 million, or 6.3%, to $1,180.7 million from $1,111.1 million, and decreased as a percentage of sales to 16.2% from 16.5%. Excluding the special items noted above, operating income decreased $121.1 million, or 9.2%, to $1,196.9 million from $1,318.0 million and decreased as a percentage of sales to 16.4% from 19.6%.

     Heinz North America's operating income decreased $29.9 million, or 6.6%, to $425.1 million from $455.1 million. Excluding the special items noted above, operating income decreased $65.6 million, or 13.2%, to $430.0 million from $495.6 million, due primarily to the decrease in gross profit and higher selling and distribution costs partially offset by the favorable impact of acquisitions.

     The U.S. Pet Products and Seafood segment's operating income decreased $15.5 million, or 11.5%, to $150.4 million from $134.9 million. Excluding the special items noted above, operating income decreased $36.9 million, or 18.9%, to $158.2 million from $195.1 million, due primarily to the decrease in gross profit.

     The U.S. Frozen segment's operating income increased $32.0 million, or 23.9%, to $165.6 million from $133.6 million. Excluding the special items noted above, operating income increased $14.8 million, or 9.8%, to $165.6 million from $150.8 million as the favorable impact of acquisitions and pricing was partially offset by increased selling and distribution costs and the divestiture of Budget Gourmet.

     Europe's operating income increased $73.1 million, or 21.9%, to $406.8 million from $333.7 million. Excluding the special items noted above, operating income increased $17.0 million, or 4.4%, to $408.5 million from $391.5 million. This increase is primarily attributable to acquisitions and the tuna business partially offset by increased marketing to support key brands across Europe and integration costs.

     Asia/Pacific's operating income decreased $15.2 million, or 17.6%, to $71.4 million from $86.6 million. Excluding the special items noted above, operating income decreased $51.2 million, or 41.6%, to $72.0 million from $123.2 million. This decrease is primarily attributable to the unfavorable operating performance brought about by the movement of manufacturing to New Zealand for Australia and Japan and the significant realignment of manufacturing facilities. Operations are expected to improve during the latter half of Fiscal 2003.

     Excluding special items, Other Operating Entities' operating income increased $13.3 million or 51.0% primarily due to higher pricing.

     Net interest expense decreased $24.9 million to $206.4 million from $231.3 million last year, driven by lower interest rates partially offset by increased borrowings. Other expense increased $32.5 million to $31.4 million from other income of $1.0 million last year. Excluding special items, other expense increased $38.1 million to $31.4 million from other income of $6.7 million primarily due to gains from foreign currency hedge contracts recorded in the prior year and an increase in minority interest expense.

     The effective tax rate for the current year was 35.3% compared to 24.5% last year. Excluding the special items, the effective rate was 35.0% in both years.

     Net income for the current nine months was $610.4 million compared to $648.5 million last year and diluted earnings per share was $1.73 compared to $1.85 last year. Excluding the special items noted above and the cumulative effect of the accounting change for revenue recognition in the prior year, net income decreased $87.4 million to $623.3 million from $710.7 million last year, and diluted earnings per share decreased 12.8%, to $1.77 from $2.03 last year.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $334.3 million compared to cash used for operating activities of $1.4 million last year. The increase in Fiscal 2002 versus Fiscal 2001 is primarily due to expenditures in the prior year related to Operation Excel and income taxes related to the reorganization of certain foreign operations.

     Cash used for investing activities totaled $924.8 million compared to $414.8 million last year. Acquisitions in the current period required $802.7 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Acquisitions in the prior period required $182.9 million, due primarily to the purchase of International DiverseFoods Inc. and Alden Merrell. During the prior year period, the company also invested $79.7 million in The Hain Celestial Group, Inc. In the current period, proceeds from divestitures provided $31.9 million compared to $93.3 million prior year. Proceeds from divestures in the prior year primarily relate to the sale of the company's domestic can making facilities. Capital expenditures in the current period required $103.2 million compared to $255.8 million last year.

     Cash provided by financing activities increased to $659.4 million from $482.2 million last year. Proceeds from long-term debt were $770.8 million compared to $1,078.7 million last year. Payments on long-term debt required $37.5 million this period compared to $22.0 million last year. Proceeds from commercial paper and short-term borrowings provided $2.2 million compared to requiring $174.3 million last year. In addition, $325.0 million was provided during the current period through the issuance of Preferred Stock by H.J. Heinz Finance Company ("Heinz Finance"), (see below). Cash provided from stock options exercised totaled $53.2 million versus $78.5 million last year. Dividend payments totaled $420.6 million compared to $400.4 million for the same period last year. Share repurchases totaled $45.4 million (1.0 million shares) versus $90.4 million (2.3 million shares) a year ago.

     In the first nine months of Fiscal 2002, the cash requirements of Streamline were $88.8 million, consisting of spending for severance and exit costs ($78.4 million) and implementation costs ($10.4 million).

     On July 6, 2001, Heinz Finance raised $325.0 million via the issuance of Voting Cumulative Preferred Stock, Series A with liquidation preference of $100,000 per share. The Series A Preferred shares are entitled to receive quarterly dividends at a rate of 6.226% per annum and are required to be redeemed for cash on July 15, 2008. In addition, Heinz Finance issued $750 million of 6.625% Guaranteed Notes due July 15, 2001. The proceeds were used for general corporate purposes, including retiring commercial paper borrowings and financing acquisitions and ongoing operations.

     On September 6, 2001, the company, Heinz Finance and a group of domestic and international banks entered into a $1.50 billion credit agreement which expires in September 2006 and a $800 million credit agreement which expires in September 2002. These credit agreements, which support the company's commercial paper programs, replaced the $2.30 billion credit agreement which expired on September 6, 2001. As of January 30, 2002, $1.38 billion of commercial paper is classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 2, 2001, the company had $1.34 billion of commercial paper outstanding and classified as short-term debt.

     In January 2002, Moody's Investors Service changed the credit ratings on the company's debt to A-3 for long-term debt and P-1 for short-term debt. The previous ratings were A-2 and P-1, respectively. The company's long-term and short-term debt ratings by Standard & Poor's remained at A and A-1, respectively.

     On March 7, 2002, Heinz Finance issued $700 million of 6.00% Guaranteed Notes due March 15, 2012 and $550 million of 6.75% Guaranteed Notes due March 15, 2032, which are guaranteed by the company. The proceeds will be used to retire commercial paper borrowings. Heinz Finance converted $750 million of the new debt from fixed to floating through interest rate swap agreements. Long-term debt accounts for over 60% of the company's total debt.

COMMITMENTS AND CONTINGENCIES

     The Securities and Exchange Commission recently issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The company is not aware of factors that are reasonably likely to adversely affect liquidity trends or increase the company's risk beyond the risk factors presented in other company filings. The following additional information is provided to assist financial statement users.

     Purchase Commitments -- The company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these commitments are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current market. Due to the proprietary nature of some of the company's materials and processes, certain supply contracts contain penalty provisions for early termination. The company does not believe a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     Leases -- The company has entered into operating and synthetic leases for certain of its warehouses, equipment and office buildings where the economic profile is favorable. Contractual obligations under existing synthetic leases, which are due at the end of the lease period (fiscal years 2007 and 2008), total approximately $220 million as of January 30, 2002. The liquidity impact of outstanding leases is not material to the company - by reference to both annual cash flow and total outstanding debt nor do they adversely affect the company's on-going business.

     Other Contractual Obligations -- The company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

     Related Party Transactions -- The company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

     The company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In Fiscal 2001, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". Under the new accounting method, adopted retroactive to May 4, 2000, Heinz recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect adjustment of $66.2 million in revenue ($16.5 million in net income) as of May 4, 2000, was recognized during the first quarter of Fiscal 2001. The Fiscal 2001 nine month amounts have been restated for the effect of the change in accounting for revenue recognition. Amounts originally reported were as follows: Sales, $6.72 billion; Gross profit, $2.69 billion; Net income, $661.2 million; Net income per share -- diluted, $1.88; Net income per share -- basic, $1.90.

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

     In the fourth quarter of Fiscal 2002, the company will reclassify promotional payments to our customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. The company is currently assessing the combined impact of both Issues, however, we believe that, based on historical information. Sales could be reduced up to 6 to 7%. SG&A will be correspondingly reduced such that net earnings will not be affected.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually, and they provide guidelines for new disclosure requirements. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The provisions of SFAS Nos. 141 and 142 apply to all business combinations after June 30, 2001.

     The company has not fully assessed the potential impact of the adoption of SFAS No. 142 which is effective for the company in Fiscal 2003. The reassessment of intangible assets, including the ongoing impact of amortization, must be completed during the first quarter of Fiscal 2003. The assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of Fiscal 2003. Total amortization of goodwill and intangible assets for the year ended May 2, 2001, was $51.6 million and $33.6 million, respectively.

     In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard is effective for fiscal years beginning after June 15, 2002. The company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. This standard will be effective for the company beginning in Fiscal 2003. The company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by the company in future periods. Management believes, however, that such effects have not been material to the company during the past three years in the United States or foreign non-hyperinflationary countries. The company operates in certain countries around the world, such as Argentina, Venezuela, Mexico and Zimbabwe that have experienced hyperinflation. In hyperinflationary foreign countries, the company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. The company and its representatives may from time to time make written or oral forward-looking statements, including certain statements included in or incorporated by reference in this Form 10-Q, the company's other filings with the Securities and Exchange Commission, and its reports to shareholders. These forward-looking statements are based on management's views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations and fluctuations in those rates (notably the euro and the pound sterling), global economic and industry conditions, including the impact of the economic downturn in the food industry and the foodservice business in particular, achieving cost savings programs, success of acquisitions (including integration), divestitures and other business combinations and new product and packaging innovations, the impact of e-commerce and e-procurement, supply chain efficiency and cash flow initiatives, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the company's Form 10-K for the fiscal year ended May 2, 2001, as updated from time to time by the company in its subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and speak only as of their dates. The company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the company's market risk during the nine months ended January 30, 2002. For additional information, refer to pages 41-42 of the company's Annual Report to Shareholders for the fiscal year ended May 2, 2001.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     See Note 6 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q.

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

      12. Computation of Ratios of Earnings to Fixed Charges.

        99 Condensed consolidated and combined financial statements of H.J.
           Heinz Finance Company and Subsidiaries for the nine months ended January 30, 2002.

     (b) Reports on Form 8-K.

      A report on Form 8-K was filed with the Securities and Exchange Commission on November 13, 2001 relating to its revised earnings outlook for the second quarter ended October 31, 2001 and the full fiscal year ending May 1, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: March 13, 2002
                                          By:     /s/ Arthur Winkleblack
                                              ..................................
                                                     Arthur Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 13, 2002
                                          By:        /s/ Bruna Gambino
                                              ..................................
                                                       Bruna Gambino
                                                    Corporate Controller
                                               (Principal Accounting Officer)