Form 10-K
period 2002-05-01
HEINZ H J CO
filed 2002-07-30
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 1, 2002

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

                                     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 30, 2002 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$12,724,676,765.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 2002, was 350,946,092 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended May 1, 2002 are incorporated into Part I, Item 1; Part II, Items 5, 7, 7A and 8; and Part IV, Item 14.

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 12, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended May 1, 2002, are incorporated into Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS.

     H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the "Company") manufacture and market an extensive line of processed food products throughout the world. The Company's principal products include ketchup, condiments and sauces, frozen food, pet products, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products.

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

     The Marine Mammal Protection Act of 1972, as amended (the "Act"), and regulations thereunder (the "Regulations") regulate the incidental taking of dolphin in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean, where a portion of the Company's light-meat tuna is caught. In 1990, the Company voluntarily adopted a worldwide policy of refusal to purchase tuna caught in the eastern tropical Pacific Ocean through the intentional encirclement of dolphin by purse seine nets and reaffirmed its policy of not purchasing tuna caught anywhere using gill nets or drift nets. Also in 1990, the Dolphin Protection Consumer Information Act (the "Dolphin Information Act") was enacted which regulates the labeling of tuna products as "dolphin safe" and bans the importation of tuna caught using high seas drift nets. The Act was amended in 1992 to further regulate tuna fishing methods which involve marine mammals. Compliance with the Act, the Regulations, the Dolphin Information Act, and the Company's voluntary policy and the 1992 amendments has not had, and is not expected to have, a material adverse effect on the Company's operations. Congress passed the International Dolphin Conservation Program Act ("IDCPA") on August 15, 1997. It modified the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean and revised the definition of "dolphin safe." Revision of the definition of "dolphin safe" and modification of the regulation of the incidental taking of dolphins in the course of fishing for yellowfin tuna in the eastern tropical Pacific Ocean have not had and are not expected to have a material adverse effect on the Company's operations.

     In recent years, the supply of raw tuna has been variable, causing a fluctuation in raw fish prices; however, such variation in supply has not affected materially, nor is it expected to affect materially, the Company's operations.

     The following table lists the number of the Company's principal food processing factories and major trademarks by business segment:

                            Factories
                          --------------
                          Owned   Leased                   Major Trademarks
                          -----   ------                   ----------------
North America              29        6     Heinz, College Inn, StarKist, Classico, Quality
                                           Chef, Yoshida, Jack Daniels*, Catelli, Wyler's,
                                           E-Z Squirt, Diana Sauce, Bell 'Orto, Bella Rosa,
                                           Pablum, Chef Francisco, Domani, Omstead, 9-Lives,
                                           Kibbles n' Bits, Ken-L-Ration, Reward, Gravy
                                           Train, Skippy, Nature's Recipe, Pounce,
                                           Snausages, Jerky Treats, Pup-Peroni, Wagwells,
                                           Techni-cal, Medi-cal, Meaty Bone, Ore-Ida, Bagel
                                           Bites, Moore's, Rosetto, Weight Watchers*, Boston
                                           Market*, Smart Ones, Hot Bites, Poppers, TGI
                                           Friday's*, Delimex

Europe                     32        4     Heinz, Petit Navire, John West, Mare D'Oro,
                                           Mareblu, Marie Elisabeth, Orlando, Guloso, San
                                           Marco, Linda McCartney*, Weight Watchers*,
                                           Farley's, Farex, Sonnen Basserman, Plasmon,
                                           Nipiol, Dieterba, Ortobuono, Frank Coopers*,
                                           Pudliszki, Go Ahead!*, Ross, Hak, Honig, De
                                           Ruijter

Asia/Pacific               16        5     Heinz, Tom Piper, Wattie's, ABC, Tegel, Chef,
                                           Champ, Craig's, Bruno, Winna, Hellaby, Hamper,
                                           Farley's, Greenseas, Gourmet, Nurture, Complan,
                                           Farex

Other Operating Entities    6        3     Heinz, StarKist, Olivine, Wellington's, Ganave,
                                           Champs, Royal Pacific, 9-Lives, Pounce, Kibbles
                                           n' Bits, Super Can
                           --       --
                           83       18     * Used under license

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

     The Company's products are sold through its own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, pet stores, foodservice distributors and institutions, including hotels, restaurants and certain government agencies. For Fiscal 2002, Wal-Mart Stores, Inc. represented more than 10% of the Company's sales.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2003 and the succeeding fiscal year are not material and will not materially affect either the earnings or competitive position of the Company.

     The Company's factories are subject to inspections by various governmental agencies, including the United States Department of Agriculture, and the Occupational Health and Safety Administration, and its products must comply with the applicable laws, including food and drug laws, such as the Federal Food and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging or Labeling Act of 1966, as amended, of the jurisdictions in which they are manufactured and marketed.

     The Company employed, on a full-time basis as of May 1, 2002, approximately 46,500 persons around the world.

     Segment information is set forth on pages 71 through 73 in Note 14 to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002. Such information is incorporated herein by reference.

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

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal" or similar expressions identify "forward-looking statements" within the meaning of the Act.

     In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These forward-looking statements are uncertain. The risks and uncertainties that may affect operations and financial performance and other activities, some of which may be beyond the control of the Company, include the following:

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

     - The impact of higher energy costs and other factors on the cost of producing, transporting and distributing the Company's products;

     - The Company's ability to generate sufficient cash flows to support capital expenditures, share repurchase programs, debt repayment and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance;

     - The Company's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

     - The Company's ability to integrate acquisitions and joint ventures into its existing operations and the availability of new acquisition and joint venture opportunities and the success of divestitures and other business combinations;

     - The Company's ability to achieve its cost savings objectives, including any restructuring programs and its working capital initiative;

     - The impact of unforeseen economic and political changes in international markets where the Company competes, such as currency exchange rates, (notably with respect to the euro and the pound sterling) inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of the Company's advertising, marketing and promotional programs;

     - Weather conditions, which could impact demand for Company products and the supply and cost of raw materials;

     - The impact of e-commerce and e-procurement, supply chain efficiency and cash flow initiatives;

     - The Company's ability to maintain its profit margin in the face of a consolidating retail environment;

     - The impact of global industry conditions, including the effect of the economic downturn in the food industry and the foodservice business in particular;

     - The Company's ability to offset the reduction in volume and revenue resulting from participation in categories experiencing declining consumption rates;

     - With respect to the proposed spin-off and merger between the Company's U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and gravy, College Inn broth and U.S. infant feeding businesses, and a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte,") the ability to obtain required third party consents, regulatory and Del Monte shareholders' approval, including a private letter ruling from the Internal Revenue Service, and the success of business integration in a timely and cost effective manner; and

     - With respect to future dividends on Company stock, meeting certain legal requirements at the time of declaration.

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

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 20, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 12, 2002.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2002)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William R. Johnson             53             Chairman, President, and Chief Executive
                                              Officer since September 2000; President and
                                              Chief Executive Officer from April 1998 to
                                              September 2000; President and Chief Operating
                                              Officer from June 1996 to April 1998.

Neil Harrison                  49             Executive Vice President and President and
                                              Chief Executive Officer--Heinz North America
                                              since July 2002; Senior Vice President and
                                              President--Heinz Frozen Food Company from
                                              September 2001 to July 2002; President and
                                              Chief Executive Officer--Heinz Frozen Food
                                              Company from October 1998 to September 2001;
                                              President and Chief Executive Officer--Weight
                                              Watchers Gourmet Food Company from August 1997
                                              to October 1998.

Joseph Jimenez                 42             Executive Vice President--President and Chief
                                              Executive Officer Heinz Europe since July 2002;
                                              Senior Vice President and President--Heinz
                                              North America from September 2001 to July 2002;
                                              President and Chief Executive Officer--Heinz
                                              North America from November 1998 to September
                                              2001; President--Orville Redenbacher/Swiss Miss
                                              Food Company and Wesson/Peter Pan Food Company
                                              from March 1997 to November 1998.

Richard H. Wamhoff*            56             Executive Vice President--Asia/Pacific and
                                              Global Manufacturing/Supply Chain since August
                                              2000; Executive Vice President--Global
                                              Manufacturing/Supply Chain and Frozen Foods
                                              from May 1998 to August 2000; President and
                                              Chief Executive Officer--Ore-Ida Foods, Inc.
                                              from May 1993 to May 1998.

David R. Williams*             59             Executive Vice President since August 2000;
                                              President and Chief Operating Officer--Europe,
                                              Middle East, Africa and India from August 2000
                                              to July 2002; Executive Vice President from
                                              June 1996 to August 2000.

* Messrs. Wamhoff and Williams have announced their intention to retire in September 2002.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2002)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
Arthur Winkleblack             45             Executive Vice President and Chief Financial
                                              Officer since January 2002; Acting Chief
                                              Operating Officer--Perform.com and Chief
                                              Executive Officer--Freeride.com at Indigo
                                              Capital (Provides financing for early stage
                                              technology companies) (1999-2001); Executive
                                              Vice President and Chief Financial Officer--C.
                                              Dean Metropoulos & Co. (Provides management
                                              services for consumer products investment of
                                              Hicks, Muse, Tate & Furst) (1998-1999); Chief
                                              Financial Officer--Six Flags Entertainment
                                              Corporation (1996-1998).

Michael J. Bertasso*           52             Senior Vice President--Strategy, Process and
                                              Business Development since May 1998; Executive
                                              Vice President--Star-Kist Foods, Inc. from July
                                              1996 to May 1998.

William C. Goode*              61             Senior Vice President and Chief Administrative
                                              Officer since May 2000; Vice President and
                                              Chief Administrative Officer from May 1998 to
                                              April 2000; Vice President--Operations of Heinz
                                              Pet Products from October 1996 to May 1998.

Michael D. Milone              46             Senior Vice President--Chief Growth Officer
                                              since July 2002; Chief Executive Officer Star-
                                              Kist Foods, Inc. since May 2001; Senior Vice
                                              President--Global Category Development since
                                              May 2000; Vice President--Global Category
                                              Development from August 1998 to May 2000;
                                              President and Chief Operating Officer of Heinz
                                              Pet Products from July 1996 to August 1998.

D. Edward I. Smyth*            52             Senior Vice President--Corporate and Government
                                              Affairs since May 1998; Vice
                                              President--Corporate Affairs from March 1990 to
                                              May 1998.

Laura Stein                    40             Senior Vice President and General Counsel since
                                              January 2000; attorney at The Clorox Company
                                              from 1992-1999, last serving as Assistant
                                              General Counsel--Regulatory Affairs.

 * Effective September 1, 2002, Mr. Bertasso will be promoted to Senior Vice President--
   President Heinz Asia/Pacific. Mr. Goode has announced his intention to retire in December
   2002. Effective January 2003, Mr. Smyth will assume the title of Chief Administrative
   Officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth on page 47 under the caption "Stock Market Information" and on page 73 in Note 15, "Quarterly Results (Unaudited)," of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1998 through 2002. All amounts are in thousands except per share data.

                                                    Fiscal year ended
                             ---------------------------------------------------------------
                               May 1,        May 2,       May 3,     April 28,    April 29,
                                2002          2001         2000         1999         1998
                             (52 Weeks)    (52 Weeks)   (53 Weeks)   (52 Weeks)   (52 Weeks)
                             -----------   ----------   ----------   ----------   ----------
Sales*.....................  $ 9,431,000*  $8,820,884*  $8,939,416*  $9,299,610   $9,209,284
Interest expense...........      294,269      332,957      269,748      258,813      258,616
Net income.................      833,889      478,012      890,553      474,341      801,566
Net income per share--
  diluted..................         2.36         1.36         2.47         1.29         2.15
Net income per share--
  basic....................         2.38         1.37         2.51         1.31         2.19
Short-term debt and current
  portion of long-term
  debt.....................      702,645    1,870,834      176,575      904,207      339,626
Long-term debt, exclusive
  of current portion.......    4,642,968    3,014,853    3,935,826    2,472,206    2,768,277
Total assets...............   10,278,354    9,035,150    8,850,657    8,053,634    8,023,421
Cash dividends per common
  share....................       1.6075        1.545        1.445       1.3425        1.235

* Sales for 2002, 2001 and 2000 reflect the adoption of the new EITF guidelines relating to the classification of consideration from a vendor to a purchaser of a vendor's products, including both customers and consumers. Amounts previously reported for 2001 and 2000 were $9,430,422 and $9,407,949, respectively. SALES FOR 1999 AND 1998 HAVE NOT BEEN ADJUSTED TO REFLECT THE NEW EITF RECLASSIFICATIONS AS IT IS IMPRACTICABLE TO DO SO.

     The 2002 results include net restructuring and implementation costs of $17.8 million pretax ($0.03 per share) for the Streamline initiative.

     The 2001 results include restructuring and implementation costs of $298.8 million pretax ($0.66 per share) for the Streamline initiative, net restructuring and implementation costs of $288.5 million pretax ($0.52 per share) for Operation Excel, a benefit of $93.2 million ($0.27 per share) from tax planning and new tax legislation in Italy, a loss of $94.6 million pretax ($0.19 per share) on the sale of The All American Gourmet business, company acquisition costs of $18.5 million pretax ($0.03 per share), a loss of $5.6 million pretax ($0.01 per share) which represents the Company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings and the after-tax impact of adopting SAB No. 101 and SFAS No. 133 of $16.9 million ($0.05 per share). See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 56 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

     The 2000 results include net restructuring and implementation costs of $392.7 million pretax ($0.74 per share) for Operation Excel, a pretax contribution of $30.0 million ($0.05 per share) to the H. J. Heinz Company Foundation, costs related to Ecuador of $20.0 million pretax ($0.05 per share), a gain of $464.6 million pretax ($0.72 per share) on the sale of the Weight Watchers classroom business and a gain of $18.2 million pretax ($0.03 per share) on the sale of an office building in the U.K. See Notes 3 and 4 to the Consolidated Financial Statements beginning on page 58 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information is set forth in the Management's Discussion and Analysis section on pages 31 through 48 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in the Management's Discussion and Analysis section on pages 43 through 45 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheets of the Company and its subsidiaries as of May 1, 2002 and May 2, 2001 and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows for the fiscal years ended May 1, 2002, May 2, 2001 and May 3, 2000 together with the related Notes to Consolidated Financial Statements, on pages 49 through 75 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2002. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2002. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Principal Share Owners" and "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2002. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following financial statements and report included in the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002 are incorporated herein by reference:
        Consolidated Balance Sheets as of May 1, 2002 and May 2,
        2001
        Consolidated Statements of Income for the fiscal years ended
        May 1, 2002, May 2, 2001 and May 3, 2000
        Consolidated Statements of Shareholders' Equity for the
        fiscal years ended May 1, 2002, May 2, 2001 and May 3, 2000
        Consolidated Statements of Cash Flows for the fiscal years ended May 1, 2002, May 2, 2001 and May 3, 2000
        Notes to Consolidated Financial Statements
        Report of Independent Accountants of PricewaterhouseCoopers
        LLP dated June 13, 2002, on the Company's consolidated
        financial statements for the fiscal years ended May 1, 2002,
        May 2, 2001 and May 3, 2000
   (2)  The following report and schedule is filed herewith as a part hereof:
            Report of Independent Accountants of
            PricewaterhouseCoopers LLP dated June 13, 2002 on the
            Company's consolidated financial statement schedule
            filed as a part hereof for the fiscal years ended May 1,
            2002, May 2, 2001 and May 3, 2000
            Consent of Independent Accountants of
            PricewaterhouseCoopers LLP dated July 26, 2002 filed as a
            part hereof
            Schedule II (Valuation and Qualifying Accounts and
            Reserves) for the three fiscal years ended May 1, 2002, May
            2, 2001 and May 3, 2000
        All other schedules are omitted because they are not
        applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto incorporated herein by reference.
   (3)  Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being
        incorporated herein by reference are filed herewith. The
        paragraph numbers correspond to the exhibit numbers
        designated in Item 601 of Regulation S-K.
        3(i)   The Company's Articles of Amendment dated July 13,
               1994, amending and restating the Company's amended and
               restated Articles of Incorporation in their entirety,
               are incorporated herein by reference to Exhibit 3(i)
               to the Company's Annual Report on Form 10-K for the
               fiscal year ended April 27, 1994.
        3(ii)  The Company's By-Laws, as amended effective
               September 8, 1999 are incorporated herein by reference to
               Exhibit 3 to the Company's Quarterly Report on Form
               10-Q for the three months ended July 28, 1999.
        4.     Except as set forth below, there are no instruments
               with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder
               exceeding 10 percent of the total assets of the
               Company on a consolidated basis. The Company agrees
               to file a copy of any instrument or agreement
               defining the rights of holders of long-term debt of
               the Company upon request of the Securities and
               Exchange Commission.

          (a)  The Indenture between the Company and The First
               National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3
               (Reg. No. 333-48017) and the supplements to such Indenture are incorporated herein by reference to the Company's Form 8-Ks dated January 27, 1993, March 25,
               1998 and July 16, 1998 relating to the Company's
               $200,000,000 6 7/8% Notes due 2003, $300,000,000 6%
               Notes due 2008 and $250,000,000 6.375% Debentures due
               2028, respectively.
            (i) The Supplement dated May 3, 2001 to the Indenture between the Company and The First National Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a)(i) of the Company's
                   Form 10-K for the fiscal year ended May 2, 2001.
          (b)  The Indenture between the Company and Bank One,
               National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's
               Quarterly Report on Form 10-Q for the nine months ended January 31, 2001.
            (i) The Supplement dated May 3, 2001 to the Indenture between the Company and Bank One, National Association dated as of November 6, 2000 is incorporated herein by reference to Exhibit 4(b)(i) of the Company's
                   Form 10-K for the fiscal year ended May 2, 2001.
          (c)  The Indenture among the Company, H.J. Heinz Finance
               Company, and Bank One, National Association dated as of July
               6, 2001 relating to the H. J. Heinz Finance Company's
               $750,000,000 6.625% Guaranteed Notes due 2011,
               $700,000,000 6.00% Guaranteed Notes due 2012 and
               $550,000,000 6.75% Guaranteed Notes due 2032.
          (d)  The Certificate of Designations, Preferences and
               Rights of Voting Cumulative Preferred Stock, Series A of H.
               J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company's Quarterly
               Report on Form 10-Q for the three months ended August
               1, 2001.
        10(a)  Management contracts and compensatory plans:
        (i)    1986 Deferred Compensation Program for H. J. Heinz
               Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
        (ii) H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
               10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
        (iii) H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
               10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
        (iv) H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1990.
        (v) H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 5, 1994.
        (vi)   H. J. Heinz Company Supplemental Executive Retirement
               Plan, as amended, is incorporated herein by reference to
               Exhibit 10(c)(ix) to the Company's Annual Report on
               Form 10-K for the fiscal year ended April 28, 1993.

           (vii)   H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27,
                   2001).
           (viii)  H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated August 5, 1994.
           (ix)   H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
           (x)    H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 2, 1996.
           (xi)   H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April
                  29, 1998.
           (xii)   H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1999.
           (xiii)  Form of Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(xiv)
                   to the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2000.
           (xiv)  H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 4, 2000.
           (xv)   H. J. Heinz Company Executive Estate Life Insurance Program.
           (xvi)  H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees.
           (xvii)  Retirement Agreement for Mr. Williams.
           (xviii) Retirement Agreement for Mr. Wamhoff.
           12.  Computation of Ratios of Earnings to Fixed Charges.
           13.  Pages 27 through 74 of the H. J. Heinz Company Annual Report to Shareholders for the fiscal year ended May 1, 2002, portions of which are incorporated herein by reference. Those portions of the
                Annual Report to Shareholders that are not incorporated herein by reference shall not be deemed to be filed as a part of this Report.
           21.  Subsidiaries of the Registrant.
           23.  The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:
             (a)  Consent of PricewaterhouseCoopers LLP.
           24.  Powers-of-attorney of the Company's directors.
           99.  Consolidated and combined financial statements of H. J. Heinz Finance Company and subsidiaries as of
                May 1, 2002 and May 2, 2001 and for the three years in the period ended May 1, 2002.
           Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2002.

                                                H. J. HEINZ COMPANY
                                                    (Registrant)

                                    By:         /s/ ARTHUR WINKLEBLACK
                               .................................................
                                                  ARTHUR WINKLEBLACK
                                          Executive Vice President and Chief
                                                   Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 29, 2002.

                 Signature                                           Capacity
                 ---------                                           --------

           /s/ WILLIAM R. JOHNSON                  Chairman, President and
............................................        Chief Executive Officer
             WILLIAM R. JOHNSON                    (Principal Executive Officer)

           /s/ ARTHUR WINKLEBLACK                  Executive Vice President and
............................................        Chief Financial Officer
             ARTHUR WINKLEBLACK                    (Principal Financial Officer)

             /s/ BRUNA GAMBINO                     Corporate Controller
............................................        (Principal Accounting Officer)
               BRUNA GAMBINO

William R. Johnson          Director
Nicholas F. Brady           Director
Mary C. Choksi              Director
Leonard S. Coleman, Jr.     Director
Peter H. Coors              Director
Edith E. Holiday            Director
Samuel C. Johnson           Director
Candace Kendle              Director
Dean R. O'Hare              Director
Thomas J. Usher             Director
David R. Williams           Director

James M. Zimmerman          Director
By
                                                   /s/ ARTHUR WINKLEBLACK
                                        ........................................

                                                     ARTHUR WINKLEBLACK
                                                      Attorney-in-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
  H. J. Heinz Company:

     Our audits of the consolidated financial statements referred to in our report dated June 13, 2002, appearing in the 2002 Annual Report to Shareholders of H. J. Heinz Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 13, 2002

                            ------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623,
333-13849, 333-87419 and 333-49728) of H. J. Heinz Company and Subsidiaries of our report dated June 13, 2002 relating to the financial statements, which appears in the 2002 Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated June 13, 2002 relating to the financial statement schedule, which appears in this Form 10-K.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 26, 2002

                                                                     SCHEDULE II

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          FISCAL YEARS ENDED MAY 1, 2002, MAY 2, 2001 AND MAY 3, 2000
                             (THOUSANDS OF DOLLARS)

                                                                     Additions
                                                               ----------------------
                                                  Balance at   Charged to    Charged                     Balance at
                                                  beginning    costs and    to other                       end of
Description                                       of period     expenses    accounts    Deductions         period
-----------                                       ----------   ----------   ---------   ----------       ----------
Fiscal year ended May 1, 2002:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 15,075     $11,094        $--       $ 6,820(1)       $ 19,349
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  1,114     $    --        $--       $   490          $    624
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (2)...................   $ 60,298     $50,392        $--       $10,332          $100,358
                                                   ========     =======        ==        =======          ========
Fiscal year ended May 2, 2001:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 18,697     $ 9,162        $--       $12,784(1)       $ 15,075
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  1,597     $    --        $--       $   483          $  1,114
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (3)...................   $ 75,109     $ 8,121        $--       $22,932          $ 60,298
                                                   ========     =======        ==        =======          ========
Fiscal year ended May 3, 2000:
  Reserves deducted in the balance sheet from
    the assets to which they apply:
      Receivables...............................   $ 21,633     $ 3,986        $--       $ 6,922(1)       $ 18,697
                                                   ========     =======        ==        =======          ========
      Investments, advances and other assets....   $  1,876     $    --        $--       $   279          $  1,597
                                                   ========     =======        ==        =======          ========
      Deferred tax assets (4)...................   $ 40,811     $49,173        $--       $14,875          $ 75,109
                                                   ========     =======        ==        =======          ========

NOTES:

(1) Principally reserves on assets sold, written-off or reclassified.

(2) The net change in the valuation allowance for deferred tax assets was an increase of $40.1 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforward ($36.8 million) and loss carryforwards ($13.6 million). The increase was partially offset by decreases in the valuation allowance related to reduction in deferred tax assets for loss carryforwards ($10.3 million). See Note 5 to the Consolidated Financial Statements on pages 62 and 63 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

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

                                 EXHIBIT INDEX

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being
            incorporated herein by reference are filed herewith. The
            paragraph numbers correspond to the exhibit numbers
            designated in Item 601 of Regulation S-K.

            3(i)   The Company's Articles of Amendment dated July 13,
                   1994, amending and restating the Company's amended and
                   restated Articles of Incorporation in their entirety,
                   are incorporated herein by reference to Exhibit 3(i)
                   to the Company's Annual Report on Form 10-K for the
                   fiscal year ended April 27, 1994.
            3(ii)  The Company's By-Laws, as amended effective
                   September 8, 1999, are incorporated herein by reference to
                   Exhibit 3 to the Company's Quarterly Report on Form
                   10-Q for the three months ended July 28, 1999.
            4.     Except as set forth below, there are no instruments
                   with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder
                   exceeding 10 percent of the total assets of the
                   Company on a consolidated basis. The Company agrees
                   to file a copy of any instrument or agreement
                   defining the rights of holders of long-term debt of
                   the Company upon request of the Securities and
                   Exchange Commission.
              (a)  The Indenture between the Company and The First
                   National Bank of Chicago dated as of July 15, 1992 is
                   incorporated herein by reference to Exhibit 4(a) to
                   the Company's Registration Statement on Form S-3
                   (Reg. No. 333-48017) and the supplements to such
                   Indenture are incorporated herein by reference to the
                   Company's Form 8-Ks dated January 27, 1993, March 25,
                   1998 and July 16, 1998 relating to the Company's
                   $200,000,000 6 7/8% Notes due 2003, $300,000,000 6%
                   Notes due 2008 and $250,000,000 6.375% Debentures due
                   2028, respectively.
                (i)    The Supplement dated May 3, 2001 to the Indenture
                       between the Company and The First National Bank of Chicago dated as of July 15, 1992 is incorporated herein
                       by reference to Exhibit 4(a)(i) of the Company's
                       Form 10-K for the fiscal year ended May 2, 2001.
              (b)  The Indenture between the Company and Bank One,
                   National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's
                   Quarterly Report on Form 10-Q for the nine months
                   ended January 31, 2001.
                (i)    The Supplement dated May 3, 2001 to the Indenture
                       between the Company and Bank One, National Association dated as of November 6, 2000 is incorporated herein by
                       reference to Exhibit 4(b)(i) of the Company's
                       Form 10-K for the fiscal year ended May 2, 2001.
              (c)  The Indenture among the Company, H.J. Heinz Finance
                   Company and Bank One, National Association dated as of July
                   6, 2001 relating to the H. J. Heinz Finance Company's
                   $750,000,000 6.625% Guaranteed Notes due 2011,
                   $700,000,000 6.00% Guaranteed Notes due 2012 and
                   $550,000,000 Guaranteed Notes due 2032.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (d)  The Certificate of Designations, Preferences and
            Rights of Voting Cumulative Preferred Stock, Series A of H.
                   J. Heinz Finance Company is incorporated herein by
                   reference to Exhibit 4 of the Company's Quarterly
                   Report on Form 10-Q for the three months ended August
                   1, 2001.
            10(a)  Management contracts and compensatory plans:
            (i)    1986 Deferred Compensation Program for H. J. Heinz
            Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is
                   incorporated herein by reference to Exhibit 10(c)(i)
                   to the Company's Annual Report on Form 10-K for the
                   fiscal year ended May 1, 1995.
            (ii)    H. J. Heinz Company 1984 Stock Option Plan, as
            amended, is incorporated herein by reference to Exhibit
                    10(n) to the Company's Annual Report on Form 10-K
                    for the fiscal year ended May 2, 1990.
            (iii)   H. J. Heinz Company 1987 Stock Option Plan, as
            amended, is incorporated herein by reference to Exhibit
                    10(o) to the Company's Annual Report on Form 10-K
                    for the fiscal year ended May 2, 1990.
            (iv)   H. J. Heinz Company 1990 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 3, 1990.
            (v)    H. J. Heinz Company 1994 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 5, 1994.
            (vi)   H. J. Heinz Company Supplemental Executive Retirement
            Plan, as amended, is incorporated herein by reference to
                   Exhibit 10(c)(ix) to the Company's Annual Report on
                   Form 10-K for the fiscal year ended April 28, 1993.
            (vii)   H. J. Heinz Company Executive Deferred Compensation
            Plan (as amended and restated on December 27, 2001).
            (viii)  H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the
                    Company's Proxy Statement dated August 5, 1994.
            (ix)   H. J. Heinz Company Stock Compensation Plan for
            Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated
                   August 3, 1995.
            (x)    H. J. Heinz Company 1996 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 2, 1996.
            (xi)   H. J. Heinz Company Deferred Compensation Plan for
            Directors is incorporated herein by reference to Exhibit
                   10(a)(xiii) to the Company's Annual Report on Form
                   10-K for the fiscal year ended April 29, 1998.
            (xii)   H. J. Heinz Company Global Stock Purchase Plan is
            incorporated herein by reference to Appendix A to the
                    Company's Proxy Statement dated August 3, 1999.
            (xiii)  Form of Severance Protection Agreement is
            incorporated herein by reference to Exhibit 10(a)(xiv) for the fiscal year ended May 3, 2000.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            (xiv)   H. J. Heinz Company 2000 Stock Option Plan is
                    incorporated herein by reference to Appendix A to the
                    Company's Proxy Statement dated August 4, 2000.
            (xv)    H. J. Heinz Company Executive Estate Life Insurance
                    Program.
            (xvi)   H. J. Heinz Company Restricted Stock Recognition Plan
                    for Salaried Employees.
            (xvii)  Retirement Agreement for Mr. Williams.
            (xviii) Retirement Agreement for Mr. Wamhoff.
            12.  Computation of Ratios of Earnings to Fixed Charges.
            13.  Pages 27 through 74 of the H. J. Heinz Company Annual
                 Report to Shareholders for the fiscal year ended May 1,
                 2002, portions of which are incorporated herein by
                 reference. Those portions of the Annual Report to
                 Shareholders that are not incorporated herein by
                 reference shall not be deemed to be filed as a part of
                 this Report.
            21.  Subsidiaries of the Registrant.
            23.  The following Exhibit is filed by incorporation by
                 reference to Item 14(a)(2) of this Report:
                 (a)  Consent of PricewaterhouseCoopers LLP.
            24.  Powers-of-attorney of the Company's directors.
            99.  Consolidated and combined financial statements of H. J.
                 Heinz Finance Company and subsidiaries as of May 1, 2002 and
                 May 2, 2001 and for the three years in the period ended
                 May 1, 2002.