Form 10-Q
period 2002-07-31
HEINZ H J CO
filed 2002-09-11
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE THREE MONTHS ENDED JULY 31, 2002           COMMISSION FILE NUMBER 1-3385

                               H.J. HEINZ COMPANY
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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of September 6, 2002 was 351,080,144 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    First Quarter Ended
                                                              --------------------------------
                                                              July 31, 2002    August 1, 2001*
                                                                 FY 2003           FY 2002
                                                              -------------    ---------------
                                                                        (Unaudited)
                                                                   (In Thousands, Except
                                                                     per Share Amounts)

Sales.......................................................   $2,203,645        $2,077,295
Cost of products sold.......................................    1,416,732         1,315,016
                                                               ----------        ----------
Gross profit................................................      786,913           762,279
Selling, general and administrative expenses................      441,781           378,125
                                                               ----------        ----------
Operating income............................................      345,132           384,154
Interest income.............................................        6,405             5,358
Interest expense............................................       69,090            75,547
Other expense, net..........................................       11,701             1,758
                                                               ----------        ----------
Income before income taxes..................................      270,746           312,207
Provision for income taxes..................................       92,951           111,733
                                                               ----------        ----------
Net income..................................................   $  177,795        $  200,474
                                                               ==========        ==========
Net income per share--diluted...............................   $     0.50        $     0.57
                                                               ==========        ==========
Average common shares outstanding--diluted..................      353,529           352,380
                                                               ==========        ==========
Net income per share--basic.................................   $     0.51        $     0.57
                                                               ==========        ==========
Average common shares outstanding--basic....................      351,026           349,202
                                                               ==========        ==========
Cash dividends per share....................................   $   0.4050        $   0.3925
                                                               ==========        ==========

*Reclassified, see Note 5

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 31, 2002    May 1, 2002*
                                                                 FY 2003         FY 2002
                                                              -------------    ------------
                                                               (Unaudited)
                                                                 (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................   $   197,919     $   206,921
Short-term investments, at cost which approximates market...         2,461              --
Receivables, net............................................     1,132,782       1,449,147
Inventories.................................................     1,633,440       1,527,554
Prepaid expenses and other current assets...................       339,582         189,944
                                                               -----------     -----------
     Total current assets...................................     3,306,184       3,373,566
                                                               -----------     -----------

Property, plant and equipment...............................     3,979,124       3,872,647
Less accumulated depreciation...............................     1,703,834       1,622,573
                                                               -----------     -----------
     Total property, plant and equipment, net...............     2,275,290       2,250,074
                                                               -----------     -----------

Goodwill, net...............................................     2,557,924       2,528,942
Trademarks, net.............................................       852,732         808,884
Other intangibles, net......................................       152,170         152,249
Other non-current assets....................................     1,287,316       1,164,639
                                                               -----------     -----------
     Total other non-current assets.........................     4,850,142       4,654,714
                                                               -----------     -----------

     Total assets...........................................   $10,431,616     $10,278,354
                                                               ===========     ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 31, 2002    May 1, 2002*
                                                                 FY 2003         FY 2002
                                                              -------------    ------------
                                                               (Unaudited)
                                                                 (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................   $   265,243     $   178,358
Portion of long-term debt due within one year...............       457,885         524,287
Accounts payable............................................       872,069         938,483
Salaries and wages..........................................        45,810          39,376
Accrued marketing...........................................       177,659         164,650
Other accrued liabilities...................................       437,293         471,910
Income taxes................................................       216,403         192,105
                                                               -----------     -----------
     Total current liabilities..............................     2,472,362       2,509,169
                                                               -----------     -----------

Long-term debt..............................................     4,695,433       4,642,968
Deferred income taxes.......................................       385,696         394,935
Non-pension postretirement benefits.........................       209,636         208,509
Other liabilities and minority interest.....................       797,374         804,157
                                                               -----------     -----------
     Total long-term debt, other liabilities and minority
       interest.............................................     6,088,139       6,050,569

Shareholders' Equity:
Capital stock...............................................       107,883         107,884
Additional capital..........................................       348,627         348,605
Retained earnings...........................................     5,004,196       4,968,535
                                                               -----------     -----------
                                                                 5,460,706       5,425,024

Less:
  Treasury stock at cost (80,031,268 shares at July 31, 2002
     and 80,192,280 shares at May 1, 2002)..................     2,889,275       2,893,198
  Unearned compensation relating to the ESOP................            --             230
  Accumulated other comprehensive loss......................       700,316         812,980
                                                               -----------     -----------
     Total shareholders' equity.............................     1,871,115       1,718,616
                                                               -----------     -----------
     Total liabilities and shareholders' equity.............   $10,431,616     $10,278,354
                                                               ===========     ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    First Quarter Ended
                                                              -------------------------------
                                                              July 31, 2002    August 1, 2001
                                                                 FY 2003          FY 2002
                                                              -------------    --------------
                                                                        (Unaudited)
                                                                  (Thousands of Dollars)
Cash Flows from Operating Activities
  Net Income................................................    $ 177,795        $ 200,474
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................       57,400           58,038
     Amortization...........................................        6,255           16,757
     Deferred tax provision.................................        7,500           15,521
     Other items, net.......................................          867           21,953
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................      300,182          123,592
       Inventories..........................................      (61,683)         (79,072)
       Prepaid expenses and other current assets............     (134,177)         (69,249)
       Accounts payable.....................................     (108,435)        (181,602)
       Accrued liabilities..................................      (65,675)        (122,638)
       Income taxes.........................................       47,141           76,127
                                                                ---------        ---------
          Cash provided by operating activities.............      227,170           59,901
                                                                ---------        ---------
Cash Flows from Investing Activities:
     Capital expenditures...................................      (32,538)         (60,101)
     Acquisitions, net of cash acquired.....................      (17,278)        (310,807)
     Purchases of short-term investments....................       (2,411)          (1,093)
     Other items, net.......................................        8,466           10,836
                                                                ---------        ---------
          Cash used for investing activities................      (43,761)        (361,165)
                                                                ---------        ---------
Cash Flows from Financing Activities:
     Payments on long-term debt.............................       (4,246)         (26,571)
     Payments on commercial paper and
       short-term borrowings, net...........................      (89,525)        (656,841)
     Proceeds from long-term debt...........................           --          764,622
     Proceeds from preferred stock of subsidiary............           --          325,000
     Dividends..............................................     (142,134)        (137,099)
     Exercise of stock options..............................        3,981           13,301
     Other items, net.......................................       12,443           17,135
                                                                ---------        ---------
          Cash (used for) provided by financing
            activities......................................     (219,481)         299,547
                                                                ---------        ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       27,070            4,682
                                                                ---------        ---------
Net (decrease) increase in cash and cash equivalents........       (9,002)           2,965
Cash and cash equivalents at beginning of year..............      206,921          138,849
                                                                ---------        ---------
Cash and cash equivalents at end of period..................    $ 197,919        $ 141,814
                                                                =========        =========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)   BASIS OF PRESENTATION

      The interim condensed consolidated financial statements of H.J. Heinz Company, together with its subsidiaries (collectively referred to as the "Company") are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2003 presentation.

     These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended May 1, 2002.

(2)   AGREEMENT BETWEEN H.J. HEINZ COMPANY AND DEL MONTE FOODS COMPANY

      On June 13, 2002, Heinz announced that it will transfer to a wholly-owned subsidiary ("Spinco") assets and liabilities of its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses and distribute all of the shares of Spinco common stock on a pro rata basis to its shareholders. Immediately thereafter, Spinco will merge with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in Spinco becoming a wholly-owned subsidiary of Del Monte (the "Merger"). In connection with the Merger, each share of Spinco common stock will be automatically converted into shares of Del Monte common stock that will result in the fully diluted Del Monte common stock at the effective time of the Merger being held approximately 74.5% by the former Spinco stockholders and approximately 25.5% by the Del Monte stockholders. As a result of the transaction, Heinz will receive $1.1 billion in cash that will be used to retire debt.

     Included in the transaction will be the following brands: StarKist(R), 9-Lives(R), Kibbles 'n Bits(R), Pup-Peroni(R), Snausages(R), Nawsomes(R), Heinz Nature's Goodness(R) baby food and College Inn(R) broths. The following is a summary of the operating results of the businesses to be spun off:

                                                       First Quarter Ended
                                                  ------------------------------
                                                  July 31, 2002   August 1, 2001
                                                  -------------   --------------
Revenues........................................    $364,331         $401,754
Operating income/(loss).........................      49,709           69,948
Operating income excluding special items........      49,709           77,786

     The Merger, which has been approved by the Boards of Directors of Heinz and Del Monte, is subject to the approval by the shareholders of Del Monte and receipt of a ruling from the Internal Revenue Service that the contribution of the assets and liabilities to Spinco and the distribution of the shares of common stock of Spinco to Heinz shareholders will be tax-free to Heinz, Spinco and the shareholders of Heinz. The Merger is also subject to receipt of applicable governmental approvals and the satisfaction of other customary closing conditions. The Company expects that the transaction will close late in calendar year 2002 or early in calendar year 2003.

     During the first quarter of Fiscal 2003, the Company recognized transaction related costs and costs to reduce overhead of the remaining core businesses totaling $18.4 million pretax ($0.03 per share).

(3)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                         July 31, 2002    May 1, 2002
                                                         -------------    -----------
                                                            (Thousands of Dollars)
Finished goods and work-in-process.....................   $1,261,308      $1,193,989
Packaging material and ingredients.....................      372,132         333,565
                                                          ----------      ----------
                                                          $1,633,440      $1,527,554
                                                          ==========      ==========

(4)   RESTRUCTURING
      In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative includes a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the Company's tuna operations in Puerto Rico, the consolidation of the Company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the Company's Terminal Island, California facility), and the divestiture of the Company's U.S. fleet of fishing boats and related equipment.

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of July 31, 2002 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 2001...................     $ 110.5         $110.3          $ 55.4         $ 22.6       $ 298.8
   Amounts utilized--Fiscal 2001..........      (110.5)         (39.5)           (4.7)         (22.6)       (177.3)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 2,
     2001.................................          --           70.8            50.7             --         121.5
   Restructuring and implementation
     costs--Fiscal 2002...................          --            5.7              --           10.4          16.1
   Revision to accruals and asset
     write-downs--Fiscal 2002.............         5.8            3.6            (7.7)            --           1.7
   Amounts utilized--Fiscal 2002..........        (5.8)         (66.6)          (32.4)         (10.4)       (115.2)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 1,
     2002.................................          --           13.5            10.6             --          24.1
   Amounts utilized--Fiscal 2003..........          --           (4.0)           (1.4)            --          (5.4)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- July 31,
     2002.................................     $    --         $  9.5          $  9.2         $   --       $  18.7
                                               =======         ======          ======         ======       =======

     During the first quarter of Fiscal 2003, the Company utilized $5.4 million of severance and exit cost accruals, principally related to its global overhead reduction plan, primarily in Europe and North America.

(5)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      During the fourth quarter of Fiscal 2002, the Company adopted Emerging Issues Task Force ("EITF") statements relating to the classification of vendor consideration and certain sales incentives. The adoption of these EITF statements has no impact on operating income, net earnings, or basic or diluted earnings per share; however, revenues and gross profit were reduced by approximately $108.2 million in the first quarter of Fiscal 2002. Prior period data has been reclassified to conform to the current year presentation.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that the purchase method of accounting be applied to all business combinations after June 30, 2001. SFAS No. 141 also established criteria for recogni-tion of intangible assets and goodwill. Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized, but are tested at least annually for impairment.

      The Company is currently completing its evaluation of the impact of adopting SFAS No. 142 on the consolidated financial statements. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003. The transitional goodwill impairment tests will be completed during the second quarter of Fiscal 2003. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model is being used to determine the fair value of the Company's businesses for purposes of testing goodwill for impairment. The discount rate being used is based on a risk-adjusted weighted average cost of capital for the business.

      The effects of adopting the new standards on net income and diluted earnings per share for the three-month periods ended July 31, 2002 and August 1, 2001 are as follows:

                                            Net Income         Diluted EPS
                                        -------------------   -------------
                                          2002       2001     2002    2001
                                        --------   --------   -----   -----
Net income............................  $177,795   $200,474   $0.50   $0.57
Add: Goodwill amortization............        --     12,771      --    0.03
  Trademark amortization..............        --      2,131      --    0.01
                                        --------   --------   -----   -----
Net income excluding goodwill and
  trademark amortization..............  $177,795   $215,376   $0.50   $0.61
                                        ========   ========   =====   =====

     Net income for the quarter ended August 1, 2001 would have been $215,376 or $0.04 per share higher and net income for Fiscal 2002 would have been $896,184 or $0.18 per share higher had the provisions of the new standards been applied as of May 3, 2001.

     Changes in the carrying amount of goodwill for the three months ended July 31, 2002, by operating segment, are as follows:

                                Heinz       U.S. Pet                                        Other
                                North     Products and     U.S.                 Asia/     Operating
                               America      Seafood       Frozen     Europe    Pacific    Entities      Total
                               --------   ------------   --------   --------   --------   ---------   ----------
        Balance at May 1,
          2002...............  $719,364     $564,335     $471,351   $639,465   $109,613    $24,814    $2,528,942
        Acquisition..........        --           --           --         --      7,000         --         7,000
        Purchase accounting
          adjustments........     1,737           --           14    (21,875)        --         --       (20,124)
        Translation
          adjustments........    (1,724)          --           --     42,797      4,097        448        45,618
        Other adjustments....      (983)          16           --     (2,697)       152         --        (3,512)
                               --------     --------     --------   --------   --------    -------    ----------
        Balance at July 31,
          2002...............  $718,394     $564,351     $471,365   $657,690   $120,862    $25,262    $2,557,924
                               ========     ========     ========   ========   ========    =======    ==========

     Trademarks and other intangible assets at July 31, 2002 and May 1, 2002, subject to amortization expense, are as follows:

                                    July 31, 2002                        May 1, 2002
                           -------------------------------     -------------------------------
                                        Accum                               Accum
                            Gross       Amort       Net         Gross       Amort       Net
                           --------   ---------   --------     --------   ---------   --------
Trademarks...............  $259,268   $ (47,027)  $212,241     $252,977   $ (45,153)  $207,824
Licenses.................   209,187    (108,515)   100,672      209,204    (107,044)   102,160
Other....................   107,955     (56,457)    51,498      103,275     (53,186)    50,089
                           --------   ---------   --------     --------   ---------   --------
                           $576,410   $(211,999)  $364,411     $565,456   $(205,383)  $360,073
                           ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $6.3 million for the three months ended July 31, 2002. Based upon the amortizable intangible assets recorded on the balance sheet at July 31, 2002, amortization expense for each of the next five years is estimated to be approximately $25.0 million.

     Intangible assets not subject to amortization at July 31, 2002 and May 1, 2002, were $640.5 million and $601.1 million respectively, and consisted solely of trademarks.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended July 31, 2002.

(6)   RECENTLY ISSUED ACCOUNTING STANDARDS
      In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard is effective for the Company in Fiscal 2004. The Company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently assessing the details of this Standard.

(7)   SEGMENTS
      The Company's segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management. Descriptions of the Company's reportable segment are as follows:

        Heinz North America--This segment manufactures, markets and sells ketchup, condiments, sauces, soups, pasta meals and infant foods to the grocery and foodservice channels and includes the Canadian business.

        U.S. Pet Products & Seafood--This segment manufactures, markets and sells dry and canned pet food, pet snacks, tuna and other seafood.

        U.S. Frozen--This segment manufactures, markets and sells frozen potatoes, entrees, snacks and appetizers.

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

        The company's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operat-ing income excluding unusual costs and gains. Intersegment sales are accounted for at current market values. Items below the operating income line of the Consolidated Statements of Income are not presented by segment, since they are not the primary measure of segment profitability reviewed by the Company's management.

     The following table presents information about the Company's reportable segments:

                                                                      First Quarter Ended
                                                                -------------------------------
                                                                July 31, 2002    August 1, 2001
                                                                   FY 2003          FY 2002*
                                                                -------------    --------------
                                                                    (Thousands of Dollars)
   Net external sales:
     Heinz North America......................................   $  586,114        $  554,927
     U.S. Pet Products and Seafood............................      294,302           328,216
     U.S. Frozen..............................................      245,789           208,976
                                                                 ----------        ----------
     North America Totals.....................................    1,126,205         1,092,119
     Europe...................................................      696,341           657,817
     Asia/Pacific.............................................      254,424           233,655
     Other Operating Entities.................................      126,675            93,704
                                                                 ----------        ----------
     Consolidated Totals......................................   $2,203,645        $2,077,295
                                                                 ==========        ==========
   Intersegment sales:
     Heinz North America......................................   $    9,662        $    7,331
     U.S. Pet Products and Seafood............................        2,844             4,813
     U.S. Frozen..............................................        1,928             2,201
     Europe...................................................        1,564             1,374
     Asia/Pacific.............................................          873               292
     Other Operating Entities.................................          462                --
     Non-Operating (a)........................................      (17,333)          (16,011)
                                                                 ----------        ----------
     Consolidated Totals......................................   $       --        $       --
                                                                 ==========        ==========
   Operating income (loss):
     Heinz North America......................................   $  105,878        $  118,471
     U.S. Pet Products and Seafood............................       34,355            57,541
     U.S. Frozen..............................................       51,703            44,236
                                                                 ----------        ----------
     North America Totals.....................................      191,936           220,248
     Europe...................................................      142,499           150,571
     Asia/Pacific.............................................       21,203            26,136
     Other Operating Entities.................................       17,070            11,933
     Non-Operating (a)........................................      (27,576)          (24,734)
                                                                 ----------        ----------
     Consolidated Totals......................................   $  345,132        $  384,154
                                                                 ==========        ==========
   Operating income (loss) excluding special items (b):
     Heinz North America......................................   $  112,772        $  123,345
     U.S. Pet Products and Seafood............................       34,355            65,336
     U.S. Frozen..............................................       51,703            44,236
                                                                 ----------        ----------
     North America Totals.....................................      198,830           232,917
     Europe...................................................      142,499           152,286
     Asia/Pacific.............................................       21,203            26,734
     Other Operating Entities.................................       17,070            11,933
     Non-Operating (a)........................................      (16,065)          (23,541)
                                                                 ----------        ----------
     Consolidated Totals......................................   $  363,537        $  400,329
                                                                 ==========        ==========

     --------------------
     (a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

     (b) First Quarter ended July 31, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining core businesses as follows: Heinz North America $6.9 million and Non-Operating $11.5 million.

         First Quarter ended August 1, 2001 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.9 million, U.S. Pet Products and Seafood $7.8 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                                       First Quarter Ended
                                                                 -------------------------------
                                                                 July 31, 2002    August 1, 2001
                                                                    FY 2003          FY 2002*
                                                                 -------------    --------------
                                                                     (Thousands of Dollars)
   Ketchup, Condiments and Sauces..............................   $  640,780        $  598,341
   Frozen Foods................................................      437,754           377,775
   Tuna........................................................      251,069           247,855
   Soups, Beans and Pasta Meals................................      285,914           268,395
   Infant Foods................................................      195,414           196,916
   Pet Products................................................      197,178           237,583
   Other.......................................................      195,536           150,430
                                                                  ----------        ----------
       Total...................................................   $2,203,645        $2,077,295
                                                                  ==========        ==========

     *Reclassified, see Note 5

(8) EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128:

                                                                      First Quarter Ended
                                                                 ------------------------------
                                                                 July 31, 2002   August 1, 2001
                                                                    FY 2003         FY 2002
                                                                 -------------   --------------
                                                                   (In Thousands, Except per
                                                                         Share Amounts)
   Net income..................................................    $177,795         $200,474
   Preferred dividends.........................................           5                5
                                                                   --------         --------
   Net income applicable to common stock.......................    $177,790         $200,469
                                                                   ========         ========
     Average common shares outstanding--basic..................     351,026          349,202
     Effect of dilutive securities:
       Convertible preferred stock.............................         148              169
       Stock options...........................................       2,355            3,009
                                                                   --------         --------
     Average common shares outstanding--diluted................     353,529          352,380
                                                                   ========         ========
   Net income per share--basic.................................    $   0.51         $   0.57
                                                                   ========         ========
   Net income per share--diluted...............................    $   0.50         $   0.57
                                                                   ========         ========

(9)   COMPREHENSIVE INCOME

                                                                       First Quarter Ended
                                                                 -------------------------------
                                                                 July 31, 2002    August 1, 2001
                                                                    FY 2003          FY 2002
                                                                 -------------    --------------
                                                                     (Thousands of Dollars)
   Net income..................................................    $177,795          $200,474
   Other comprehensive income:
       Foreign currency translation adjustment.................     117,388            (9,031)
       Minimum pension liability adjustment....................         906               140
       Deferred gains/(losses) on derivatives:
            Net change from periodic revaluations..............       8,165               319
            Net amount reclassified to earnings................     (13,795)              243
                                                                   --------          --------
   Comprehensive income........................................    $290,459          $192,145
                                                                   ========          ========

(10) FINANCIAL INSTRUMENTS
     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency, commodity price and interest rate exposures.

     FOREIGN CURRENCY HEDGING: The Company uses forward contracts and currency swaps to mitigate its foreign currency exchange rate exposure due to anticipated purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Hedges of anticipated transactions and hedges of specific cash flows associated with foreign currency denominated financial assets and liabilities are designated as cash flow hedges, and consequently, the effective portion of unrealized gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the quarter ended July 31, 2002, losses of $13.5 million, net of income taxes of $7.9 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

     HEDGE INEFFECTIVENESS: During the quarter ended July 31, 2002, hedge ineffectiveness related to cash flow hedges was a net loss of $0.1 million, which is reported in the consolidated statements of income as other expenses.

     DEFERRED HEDGING GAINS AND LOSSES: As of July 31, 2002, the Company is hedging forecasted transactions for periods not exceeding 12 months, and expects $6.2 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings within that time frame.

(11) SUBSEQUENT EVENT
     On September 5, 2002, the Company, H.J. Heinz Finance Company ("HFC") and a group of domestic and international banks renewed an $800 million credit 364-day agreement. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support the Company's commercial paper programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AGREEMENT BETWEEN H.J. HEINZ COMPANY AND DEL MONTE FOODS COMPANY

     On June 13, 2002, Heinz announced that it will transfer to a wholly-owned subsidiary ("Spinco") assets and liabilities of its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and U.S. infant feeding businesses and distribute all of the shares of Spinco common stock on a pro rata basis to its shareholders. Immediately thereafter, Spinco will merge with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in Spinco becoming a wholly-owned subsidiary of Del Monte (the "Merger"). In connection with the Merger, each share of Spinco common stock will be automatically converted into shares of Del Monte common stock that will result in the fully diluted Del Monte common stock at the effective time of the Merger being held approximately 74.5% by Heinz shareholders and approximately 25.5% by the Del Monte shareholders. As a result of the transaction, Heinz will receive approximately $1.1 billion in cash that will be used to retire debt.

     Included in the transaction will be the following brands: StarKist(R), 9-Lives(R), Kibbles 'n Bits(R), Pup-Peroni(R), Snausages(R), Nawsomes(R), Heinz Nature's Goodness(R) baby food and College Inn(R) broths. The following is a summary of the Fiscal 2003 and Fiscal 2002 first quarter operating results of the businesses to be spun off:

                                                        First Quarter Ended
                                                   ------------------------------
                                                   July 31, 2002   August 1, 2001
                                                   -------------   --------------
Revenues.........................................  $     364,331      $401,754
Operating income.................................         49,709        69,948
Operating income excluding special items.........         49,709        77,786

     Pending completion of the transaction, Heinz expects it will adjust its common stock dividend beginning April 2003. The expected indicated dividend will be $1.08 per share, a 33% reduction from the present rate of $1.62 per share which is consistent with its peer group and above the S&P 500 average. [Note:
All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis]. Upon completion of the transaction, Heinz intends to accelerate its focus on cash flow with improvements in working capital and a limit on capital expenditures. In addition to the approximate $1.1 billion debt reduction as a result of the transaction, Heinz is targeting an additional $1.0 billion of debt reduction by the end of Fiscal 2005.

     The Merger, which has been approved by the Boards of Directors of Heinz and Del Monte, is subject to the approval by the shareholders of Del Monte and receipt of a ruling from the Internal Revenue Service that the contribution of the assets and liabilities to Spinco and the distribution of the shares of common stock of Spinco to Heinz shareholders will be tax-free to Heinz, Spinco and the shareholders of Heinz. The Merger is also subject to receipt of applicable governmental approvals and the satisfaction of other customary closing conditions. The transaction is not expected to close until late in calendar year 2002 or early in calendar year 2003.

     During the first quarter of Fiscal 2003, the Company recognized transaction related costs and costs to reduce overhead of the remaining core businesses totaling $18.4 million pretax ($0.03 per share). Heinz anticipates transaction related and restructuring costs of approximately $160 million after-tax to be incurred in Fiscal 2003. For more information regarding this transaction, please refer to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

STREAMLINE

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative includes a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the Company's tuna operations in Puerto Rico, the consolidation of the Company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the Company's Terminal Island, California facility), and the divestiture of the Company's U.S. fleet of fishing boats and related equipment. The accrued restructuring costs at July 31, 2002 were approximately $18.7 million and relate to employee termination and exit costs. For more information regarding Streamline, please refer to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

              THREE MONTHS ENDED JULY 31, 2002 AND AUGUST 1, 2001

RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which requires that the purchase method of accounting be applied to all business combinations after June 30, 2001. SFAS No. 141 also established criteria for recognition of intangible assets and goodwill. Effective May 2, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives.

     The Company is currently completing its evaluation of the impact of adopting SFAS No. 142 on the consolidated financial statements. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. The assignment of goodwill to reporting units, along with transitional goodwill impairment tests, must be completed during the second quarter of Fiscal 2003. Net income for the quarter ended August 1, 2001 would have been $215.4 or $0.04 per share higher had the provisions of the new standards been applied as of May 3, 2001.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended July 31, 2002.

     During the fourth quarter of Fiscal 2002, the company adopted Emerging Issues Task Force ("EITF") statements relating to the classification of vendor consideration and certain sales incentives. The adoption of these EITF statements has no impact on operating income, net earnings, or basic or diluted earnings per share; however, revenues and gross profit were reduced by approximately $108.2 million in the first quarter of Fiscal 2002. Prior period data has been reclassified to conform to the current year presentation.

RESULTS OF OPERATIONS

     For the three months ended July 31, 2002, sales increased $126.4 million, or 6.1%, to $2.20 billion from $2.08 billion last year. Sales were favorably impacted by acquisitions (4.1%), pricing (4.0%) and foreign exchange translation rates (3.4%). The favorable impact of acquisitions is primarily related to the prior year acquisitions in the Heinz North America and U.S. Frozen segments. The favorable pricing was realized primarily in certain highly inflationary countries.

Sales were negatively impacted by unfavorable volumes of 4.6% driven by the current year strategic shift from trade promotional spending to consumer focused promotional and marketing programs. This strategic shift has caused a realignment of promotional timing, particularly in the United States. Additionally, the Company is increasing its focus on trade spending efficiency and effectiveness. Divestitures reduced sales by 0.8%.

     The current year's first quarter was negatively impacted by costs related to the Del Monte transaction and costs to reduce overhead of the remaining core businesses totaling $18.4 million pretax ($0.03 per share), which are included in selling, general and administrative expenses ("SG&A".) These include employee termination and severance costs, legal and other professional service costs. Last year's first quarter was negatively impacted by Streamline restructuring charges and implementation costs totaling $16.1 million pretax ($0.04 per share.)

     The following tables provide a comparison of the Company's reported results and the results excluding special items for the first quarter of Fiscal 2003 and Fiscal 2002:

                                                      First Quarter Ended July 31, 2002
                                                ----------------------------------------------
                                                  Net      Gross    Operating    Net      Per
                                                 Sales     Profit    Income     Income   Share
(Dollars in millions except per share amounts)  --------   ------   ---------   ------   -----
Reported results.............................   $2,203.6   $786.9    $345.1     $177.8   $0.50
  Special items..............................         --       --      18.4       11.6    0.03
                                                --------   ------    ------     ------   -----
Results excluding special items..............   $2,203.6   $786.9    $363.5     $189.4   $0.54
                                                ========   ======    ======     ======   =====

                                                     First Quarter Ended August 1, 2001
                                               ----------------------------------------------
                                                 Net      Gross    Operating    Net      Per
                                                Sales     Profit    Income     Income   Share
                                               --------   ------   ---------   ------   -----
Reported results.............................  $2,077.3   $762.3    $384.2     $200.5   $0.57
  Streamline implementation costs............        --      8.7      10.4        9.4    0.03
  Streamline restructuring costs.............        --       --       5.7        3.6    0.01
                                               --------   ------    ------     ------   -----
Results excluding special items..............  $2,077.3   $771.0    $400.3     $213.4   $0.61
                                               ========   ======    ======     ======   =====

---------------

(Note: Totals may not add due to rounding.)

     Gross profit increased $24.6 million, or 3.2%, to $786.9 million from $762.3 million. Excluding the special items noted above, gross profit increased $15.9 million, or 2.1%, to $786.9 million from $771.0 million and the gross profit margin decreased to 35.7% from 37.1%, primarily related to the U.S. Pet Products and Seafood segment, partially offset by the current year benefit of approximately $16.6 million related to the non-amortization of intangible assets with indefinite lives.

     SG&A increased $63.7 million, or 16.8%, to $441.8 million from $378.1 million. Excluding the special items noted above, SG&A increased $52.7 million, or 14.2%, to $423.4 million from $370.7 million and increased as a percentage of sales to 19.2% from 17.8%. The increase is primarily driven by increased marketing spend across all segments and increased general and administrative expenses ("G&A") in the Heinz North America and Europe segments.

     Operating income decreased $39.0 million, or 10.2%, to $345.1 million from $384.2 million. Excluding the special items noted above, operating income decreased $36.8 million, or 9.2%, to $363.5 million from $400.3 million and decreased as a percentage of sales to 16.5% from 19.3% primarily related to the change in gross profit and SG&A discussed above.

     Net interest expense decreased $7.5 million to $62.7 million from $70.2 million last year, driven primarily by lower interest rates over the past year. Other expense increased $9.9 million to $11.7 million from $1.8 million last year. The increase is primarily attributable to increases in minority interest expense. The effective tax rate for the current quarter was 34.3% compared to 35.8% last year. Excluding the special items noted above, the effective rate was 34.5% in the current quarter compared to 35.0% last year.

     Net income in the current quarter was $177.8 million compared to $200.5 million last year and diluted earnings per share was $0.50 in the current quarter versus $0.57 in the same period last year. Excluding the special items in the table noted above, net income decreased $24.1 million to $189.4 million from $213.4 million last year, and diluted earnings per share decreased 12.2%, to $0.54 from $0.61 last year.

OPERATING RESULTS BY BUSINESS SEGMENT

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 31, 2002   August 1, 2001
                                                              -------------   --------------
SALES:
Heinz North America.........................................   $  586,114       $  554,927
U.S. Pet Products and Seafood...............................      294,302          328,216
U.S. Frozen.................................................      245,789          208,976
                                                               ----------       ----------
Total North America.........................................    1,126,205        1,092,119

Europe......................................................      696,341          657,817
Asia/Pacific................................................      254,424          233,655
Other Operating Entities....................................      126,675           93,704
                                                               ----------       ----------
Consolidated Totals.........................................   $2,203,645       $2,077,295
                                                               ==========       ==========
OPERATING INCOME:
Heinz North America.........................................   $  105,878       $  118,471
U.S. Pet Products and Seafood...............................       34,355           57,541
U.S. Frozen.................................................       51,703           44,236
                                                               ----------       ----------
Total North America.........................................      191,936          220,248

Europe......................................................      142,499          150,571
Asia/Pacific................................................       21,203           26,136
Other Operating Entities....................................       17,070           11,933
Non-operating...............................................      (27,576)         (24,734)
                                                               ----------       ----------
Consolidated Totals.........................................   $  345,132       $  384,154
                                                               ==========       ==========
OPERATING INCOME EXCLUDING SPECIAL ITEMS:
Heinz North America.........................................   $  112,772       $  123,345
U.S. Pet Products and Seafood...............................       34,355           65,336
U.S. Frozen.................................................       51,703           44,236
                                                               ----------       ----------
Total North America.........................................      198,830          232,917

Europe......................................................      142,499          152,286
Asia/Pacific................................................       21,203           26,734
Other Operating Entities....................................       17,070           11,933
Non-Operating...............................................      (16,065)         (23,541)
                                                               ----------       ----------
Consolidated Totals.........................................   $  363,537       $  400,329
                                                               ==========       ==========

     The following discussion of segment operating results excludes the special items discussed above.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $31.2 million, or 5.6%. Acquisitions, net of divestitures, increased sales 4.6%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups. Higher pricing increased sales 2.5% due mainly to foodservice, private label soup and reduced trade promotions on retail ketchup and baby food. Sales volume decreased 1.3%, due to decreases in retail ketchup and infant feeding, partially offset by specialty sauces and private label soup. Shipments of retail ketchup are down due to the ongoing trade initiatives to reduce inventory levels. The weaker Canadian dollar decreased sales 0.2%.

     Gross profit increased $12.7 million, or 6.3% due primarily to acquisitions, pricing and the benefit of reduced amortization expense of intangible assets, partially offset by unfavorable sales mix. Operating income decreased $10.5 million, or 8.6%, to $112.8 million from $123.3 million, due primarily to increased marketing and higher G&A partially offset by acquisitions and the change in gross profit.

U.S. PET PRODUCTS AND SEAFOOD

     Sales of the U.S. Pet Products and Seafood segment decreased $33.9 million, or 10.3%. Sales volume decreased 7.7% primarily in pet snacks, canned cat food and dry dog food, partially offset by volume increases in tuna. Lower pricing decreased sales 2.6%, primarily in tuna partially offset by lower trade promotions and higher pricing of pet food. Pet food volume and pricing were impacted by the current year strategic shift from trade promotional spending to consumer focused promotional and marketing programs and the timing of these promotional programs.

     Gross profit decreased $32.0 million, or 27.4%, primarily due to lower pricing and higher tuna costs and lower volume of pet snacks, partially offset by reduced trade promotion spending in tuna and the benefit of reduced amortization expense of intangible assets. Operating income decreased $31.0 million, or 47.4%, to $34.4 million from $65.3 million, due primarily to the change in gross profit.

U.S. FROZEN

     U.S. Frozen's sales increased $36.8 million, or 17.6%. Acquisitions, net of divestitures, increased sales 24.9%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Higher pricing increased sales 5.1%, primarily due to SmartOnes frozen entrees and a reduction in trade promotions related to the launch of Hot Bites in the prior year. Sales volume decreased 12.4% driven by Bagel Bites/Hot Bites, Boston Market HomeStyle Meals and frozen potatoes. The volume decrease is partially attributed to the rationalization of the Hot Bites product lines with renewed focus on the base Bagel Bites business and the timing of promotional and marketing programs across the segment.

     Gross profit increased $17.4 million or 21.4%, primarily due to acquisitions, partially offset by volume decreases. Operating income increased $7.5 million, or 16.9%, to $51.7 million from $44.2 million reflecting increased marketing and S&D expenses.

EUROPE

     Heinz Europe's sales increased $38.5 million, or 5.9%. Higher pricing increased sales 0.7%, primarily due to seafood, infant feeding and beans, partially offset by lower pricing in frozen foods. Lower volume decreased sales 2.0%, driven primarily by seafood, infant feeding and frozen pizza, partially offset by beans and frozen entrees. Favorable foreign exchange translation rates increased sales by 7.5%. Divestitures reduced sales by 0.3%.

     Gross profit increased $11.0 million, or 4.1%, due primarily to increased pricing, favorable foreign exchange rates and the benefit of reduced amortization expense of intangible assets. Operating income decreased $9.8 million, or 6.4%, to $142.5 million from $152.3 million primarily attributable to increased marketing and G&A expense offset partially by the favorable change in gross profit.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $20.8 million, or 8.9%. Higher pricing increased sales 3.8%, primarily due to poultry, frozen foods and sauces. Volume decreased sales 4.2%, driven primarily by juices/drinks and cooking oils. Favorable foreign exchange translation rates increased sales by 9.7%. Divestitures reduced sales by 0.4%.

     Gross profit increased $0.9 million, or 1.2%, due primarily to increased pricing, favorable foreign exchange rates and the current year benefit of approximately $2.0 million related to the non-amortization of intangible assets with indefinite lives, partially offset by the ongoing poor factory operations in connection with the movement of manufacturing offshore for Australia and Japan. Operating income decreased $5.5 million, or 20.7%, to $21.2 million from $26.7 million primarily due to increased marketing and G&A expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $33.0 million, or 35.2% primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $3.9 million, or 14.2%, due primarily to favorable pricing. Operating income increased $5.1 million or 43.0% due primarily to the increase in gross profit.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $227.2 million compared to $59.9 million last year. The increase in Fiscal 2003 versus Fiscal 2002 is primarily due to improved working capital performance and a reduction in payments related to restructuring activities.

     Cash used for investing activities totaled $43.8 million compared to $361.2 million last year. Acquisitions in the current period required $17.3 million compared to $310.8 million last year. Acquisitions in the prior period related primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business. Capital expenditures in the current quarter required $32.6 million compared to $60.1 million last year. The current year reduction is primarily related to restructuring initiatives in the prior year.

     Cash used by financing activities was $219.5 million compared to cash provided by financing activities of $299.5 million last year. There were no proceeds from long-term debt in the current year compared to $764.6 last year. Payments on long-term debt required $4.2 million this quarter compared to $26.6 million last year. Commercial paper and short-term borrowings required $89.5 million compared to $656.8 million last year. In addition, $325.0 million was provided during the prior year quarter through the issuance of Preferred Stock by H.J. Heinz Finance Company ("HFC"). Cash provided from stock options exercised totaled $4.0 million versus $13.3 million last year. Dividend payments totaled $142.1 million compared to $137.1 million for the same period last year.

     In the first quarter of Fiscal 2003, the cash requirements of Streamline were $5.4 million, relating to severance costs.

     On August 16, 2002, Fitch Ratings initiated coverage of the Company assigning an 'A' rating to the Company's senior unsecured debt and a 'F1' rating to the Company's commercial paper. Fitch indicated that the ratings outlook was stable. In connection with the announcement of the Del

Monte transaction, Moody's Investors Service changed the Company's 'A3' senior unsecured debt ratings outlook from negative to stable.

     On September 5, 2002, the Company, HFC and a group of domestic and international banks renewed an $800 million credit 364-day agreement. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support the Company's commercial paper programs. As of July 31, 2002 $22.3 million of commercial paper was outstanding and classified as long-term debt due to the long-term nature of the supporting credit agreement. As of May 1, 2002, the Company had $119.1 million of commercial paper outstanding and classified as long-term debt.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2003 results. The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, capital expansion programs and dividends to shareholders. The Company's goal remains the achievement of previously communicated earnings per share for the full year.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard is effective for the Company in Fiscal 2004. The Company does not expect that the adoption of this standard will have a significant impact on the consolidated financial statements.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently assessing the details of this Standard and is preparing a plan of implementation.

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

     - Fluctuations in the cost and availability of raw materials, including tuna, and the ability to maintain favorable supplier arrangements and relationships;

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

     - With respect to the proposed spin-off and merger between the Company's U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses, and a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte,") the ability to obtain required third party consents, regulatory and Del Monte shareholders' approval, including a private letter ruling from the Internal Revenue Service, and the success of business integration in a timely and cost effective manner; and

     - With respect to future dividends on Company stock, meeting certain legal requirements at the time of declaration.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended July 31, 2002. For additional information, refer to pages 43-45 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

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

         3. The Company's By-Laws, as amended.

        12. Computation of Ratios of Earnings to Fixed Charges.

        99(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.

        99(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.

        99(c). Condensed consolidated financial statements of HFC filed in accordance with rule 3-10 of Regulation S-X. H.J. Heinz Company is a guarantor of all of HFC's outstanding debt.

     (b) Reports on Form 8-K

         A report on Form 8-K was filed with the Securities and Exchange Commission on June 18, 2002 in connection with the Agreement and Plan of Merger by and among H.J. Heinz Company, SKF Foods Inc., Del Monte Foods Company and Del Monte Corporation and certain related agreements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.J. HEINZ COMPANY
                                            (Registrant)

Date: September 11, 2002
                                          By:      /s/ ARTHUR WINKLEBLACK
                                      ..........................................

                                                     Arthur Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: September 11, 2002
                                          By:        /s/ BRUNA GAMBINO
                                      ..........................................

                                                       Bruna Gambino
                                                    Corporate Controller
                                               (Principal Accounting Officer)

     I, William R. Johnson, Chairman, President and Chief Executive Officer of H.J. Heinz Company certify that:

     1. I have reviewed this quarterly report on Form 10-Q of H.J. Heinz
        Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                          By: /s/ WILLIAM R. JOHNSON
                                            ------------------------------------
                                            Name: William R. Johnson
                                            Title: Chairman, President and
                                                Chief Executive Officer

     I, Arthur Winkleblack, Executive Vice President and Chief Financial Officer of H.J. Heinz Company certify that:

     1. I have reviewed this quarterly report on Form 10-Q of H. J. Heinz
        Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                          By:      /s/ ARTHUR WINKLEBLACK
                                            ------------------------------------
                                            Name: Arthur Winkleblack
                                              Title: Executive Vice President
                                            and Chief
                                                Financial Officer