Form 10-Q
period 2002-10-30
HEINZ H J CO
filed 2002-12-12
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED OCTOBER 30, 2002          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of December 6, 2002 was 351,368,769 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Second Quarter Ended
                                                             -------------------------------------
                                                             October 30, 2002    October 31, 2001*
                                                                 FY 2003              FY 2002
                                                             ----------------    -----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,568,791          $2,414,219
Cost of products sold......................................      1,664,401           1,551,603
                                                                ----------          ----------
Gross profit...............................................        904,390             862,616
Selling, general and administrative expenses...............        494,057             461,447
                                                                ----------          ----------
Operating income...........................................        410,333             401,169
Interest income............................................          6,605               4,269
Interest expense...........................................         71,253              75,083
Other expense, net.........................................         21,460               9,985
                                                                ----------          ----------
Income before income taxes.................................        324,225             320,370
Provision for income taxes.................................        112,136             112,129
                                                                ----------          ----------
Net income.................................................     $  212,089          $  208,241
                                                                ==========          ==========
Net income per share--diluted..............................     $     0.60          $     0.59
                                                                ==========          ==========
Average common shares outstanding--diluted.................        353,438             352,652
                                                                ==========          ==========
Net income per share--basic................................     $     0.60          $     0.60
                                                                ==========          ==========
Average common shares outstanding--basic...................        351,121             349,516
                                                                ==========          ==========
Cash dividends per share...................................     $   0.4050          $   0.4050
                                                                ==========          ==========

*Reclassified, see Note 5

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Six Months Ended
                                                              ------------------------------------
                                                              October 30, 2002    October 31, 2001
                                                                  FY 2003             FY 2002*
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                       per Share Amounts)

Sales.......................................................     $4,772,431          $4,491,514
Cost of products sold.......................................      3,081,132           2,866,619
                                                                 ----------          ----------
Gross profit................................................      1,691,299           1,624,895
Selling, general and administrative expenses................        935,842             839,572
                                                                 ----------          ----------
Operating income............................................        755,457             785,323
Interest income.............................................         13,011               9,627
Interest expense............................................        140,343             150,630
Other expenses, net.........................................         33,160              11,743
                                                                 ----------          ----------
Income before income taxes and effect of change in
  accounting principle......................................        594,965             632,577
Provision for income taxes..................................        205,088             223,862
                                                                 ----------          ----------
Income before effect of change in accounting principle......        389,877             408,715
Effect of change in accounting principle....................        (77,812)                 --
                                                                 ----------          ----------
Net income..................................................     $  312,065          $  408,715
                                                                 ==========          ==========
Income per common share
  Diluted
     Income before effect of change in accounting
       principle............................................     $     1.10          $     1.16
     Effect of change in accounting principle...............          (0.22)                 --
                                                                 ----------          ----------
     Net income.............................................     $     0.88          $     1.16
                                                                 ==========          ==========
Average common shares outstanding--diluted..................        353,438             352,652
                                                                 ==========          ==========
  Basic
     Income before effect of change in accounting
       principle............................................     $     1.11          $     1.17
     Effect of change in accounting principle...............          (0.22)                 --
                                                                 ----------          ----------
     Net income.............................................     $     0.89          $     1.17
                                                                 ==========          ==========
Average common shares outstanding--basic....................        351,121             349,516
                                                                 ==========          ==========
Cash dividends per share....................................     $   0.8100          $   0.7975
                                                                 ==========          ==========

* Reclassified, see Note 5.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 30, 2002    May 1, 2002*
                                                                  FY 2003           FY 2002
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $   297,005       $   206,921
Receivables, net............................................      1,300,976         1,449,147
Inventories.................................................      1,703,075         1,527,554
Prepaid expenses and other current assets...................        327,391           189,944
                                                                -----------       -----------
     Total current assets...................................      3,628,447         3,373,566
                                                                -----------       -----------

Property, plant and equipment...............................      4,016,099         3,872,647
Less accumulated depreciation...............................      1,740,988         1,622,573
                                                                -----------       -----------
     Total property, plant and equipment, net...............      2,275,111         2,250,074
                                                                -----------       -----------

Goodwill, net...............................................      2,500,455         2,528,942
Trademarks, net.............................................        843,017           808,884
Other intangibles, net......................................        144,078           152,249
Other non-current assets....................................      1,372,526         1,164,639
                                                                -----------       -----------
     Total other non-current assets.........................      4,860,076         4,654,714
                                                                -----------       -----------

     Total assets...........................................    $10,763,634       $10,278,354
                                                                ===========       ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 30, 2002    May 1, 2002*
                                                                  FY 2003           FY 2002
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $   162,571       $   178,358
Portion of long-term debt due within one year...............        529,815           524,287
Accounts payable............................................      1,024,295           938,483
Salaries and wages..........................................         52,553            39,376
Accrued marketing...........................................        212,920           164,650
Other accrued liabilities...................................        441,522           471,910
Income taxes................................................        243,989           192,105
                                                                -----------       -----------
     Total current liabilities..............................      2,667,665         2,509,169
                                                                -----------       -----------

Long-term debt..............................................      4,781,933         4,642,968
Deferred income taxes.......................................        413,588           394,935
Non-pension postretirement benefits.........................        211,173           208,509
Other liabilities and minority interest.....................        806,994           804,157
                                                                -----------       -----------
     Total long-term debt, other liabilities and minority
       interest.............................................      6,213,688         6,050,569

Shareholders' Equity:
Capital stock...............................................        107,883           107,884
Additional capital..........................................        379,080           348,605
Retained earnings...........................................      4,996,183         4,968,535
                                                                -----------       -----------
                                                                  5,483,146         5,425,024

Less:
  Treasury stock at cost (79,747,598 shares at October 30,
     2002 and 80,192,280 shares at May 1, 2002).............      2,882,046         2,893,198
  Unearned compensation.....................................         28,498               230
  Accumulated other comprehensive loss......................        690,321           812,980
                                                                -----------       -----------
     Total shareholders' equity.............................      1,882,281         1,718,616
                                                                -----------       -----------
     Total liabilities and shareholders' equity.............    $10,763,634       $10,278,354
                                                                ===========       ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                              ------------------------------------
                                                              October 30, 2002    October 31, 2001
                                                                  FY 2003             FY 2002
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (Thousands of Dollars)

Cash Flows from Operating Activities
  Net Income................................................     $ 312,065           $ 408,715
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................       113,072             100,494
     Amortization...........................................        11,166              41,238
     Deferred tax provision.................................        12,761              37,381
     Effect of change in accounting principle...............        77,812                  --
     Provision for restructuring............................        28,548              16,175
     Other items, net.......................................        17,867             (16,512)
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................       127,760             (39,793)
       Inventories..........................................      (135,169)           (291,400)
       Prepaid expenses and other current assets............      (123,742)            (74,681)
       Accounts payable.....................................        61,474              46,346
       Accrued liabilities..................................       (47,432)            (74,703)
       Income taxes.........................................        95,897              44,663
                                                                 ---------           ---------
          Cash provided by operating activities.............       552,079             197,923
                                                                 ---------           ---------
Cash Flows from Investing Activities:
     Capital expenditures...................................       (77,873)            (86,605)
     Acquisitions, net of cash acquired.....................       (13,536)           (805,538)
     Proceeds from divestitures.............................            --              31,889
     Other items, net.......................................        20,647             (10,254)
                                                                 ---------           ---------
          Cash used for investing activities................       (70,762)           (870,508)
                                                                 ---------           ---------
Cash Flows from Financing Activities:
     Proceeds from long-term debt...........................            --             768,307
     Payments on long-term debt.............................        (9,859)            (32,182)
     Payments on commercial paper and
       short-term borrowings, net...........................      (145,753)            (88,032)
     Proceeds from preferred stock of subsidiary............            --             325,000
     Dividends..............................................      (284,417)           (278,782)
     Exercise of stock options..............................         5,496              46,441
     Purchase of treasury stock.............................            --             (45,365)
     Other items, net.......................................        12,879              10,284
                                                                 ---------           ---------
          Cash (used for) provided by financing
            activities......................................      (421,654)            705,671
                                                                 ---------           ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        30,421               6,412
                                                                 ---------           ---------
Net increase in cash and cash equivalents...................        90,084              39,498
Cash and cash equivalents at beginning of year..............       206,921             138,849
                                                                 ---------           ---------
Cash and cash equivalents at end of period..................     $ 297,005           $ 178,347
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

(2)   AGREEMENT BETWEEN H.J. HEINZ COMPANY AND DEL MONTE FOODS COMPANY

      On June 13, 2002, Heinz announced that it will transfer to a wholly-owned subsidiary ("Spinco") assets and liabilities of its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses and distribute all of the shares of Spinco common stock on a pro rata basis to its shareholders. Immediately thereafter, Spinco will merge with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in Spinco becoming a wholly-owned subsidiary of Del Monte (the "Merger"). In connection with the Merger, each share of Spinco common stock will be automatically converted into shares of Del Monte common stock that will result in the fully diluted Del Monte common stock at the effective time of the Merger being held approximately 74.5% by Heinz shareholders and approximately 25.5% by the Del Monte stockholders. As a result of the transaction, Heinz will receive approximately $1.1 billion in cash that will be used to retire debt.

     Included in the transaction will be the following brands: StarKist(R), 9-Lives(R), Kibbles 'n Bits(R), Pup-Peroni(R), Snausages(R), Nawsomes(R), Heinz Nature's Goodness(R) baby food and College Inn(R) broths. The following is a summary of the Fiscal 2003 and Fiscal 2002 second quarter and first half operating results of the businesses to be spun off (See
     Exhibit 99(d) for a discussion of results of operations and the Combined Financial Statements of SKF Foods (Spinco) for the three and six months ended October 30, 2002 and October 31, 2001):

                                   Second Quarter Ended          Six Months Ended
                                 -------------------------   -------------------------
                                 October 30,   October 31,   October 30,   October 31,
                                    2002          2001          2002          2001
                                 -----------   -----------   -----------   -----------
Revenues.......................   $470,587      $477,185      $833,947      $876,391
Operating income...............     79,733        71,976       129,440       137,125
Operating income excluding
  special items................     79,733        71,976       129,440       144,963

     The Merger, which has been approved by the Boards of Directors of Heinz and Del Monte, is subject to the approval by the stockholders of Del Monte and it's expected that the transaction could close as early as December 20, 2002. Heinz received on November 21, 2002, a private letter ruling from the Internal Revenue Service that the contribution of the assets and liabilities to Spinco and the distribution of the shares of common stock of Spinco to Heinz shareholders will be tax-free to Heinz, Spinco and the shareholders of Heinz. The Merger is also subject to other customary closing conditions.

     During the three and six months ended October 30, 2002, the Company recognized transaction related costs and costs to reduce overhead of the remaining businesses totaling $10.1 million pretax ($0.02 per share) and $28.5 million pretax ($0.05 per share), respectively.

(3)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                       October 30, 2002    May 1, 2002
                                                       ----------------    -----------
                                                           (Thousands of Dollars)
Finished goods and work-in-process...................     $1,351,787       $1,193,989
Packaging material and ingredients...................        351,288          333,565
                                                          ----------       ----------
                                                          $1,703,075       $1,527,554
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

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of October 30, 2002 were as follows:

                                              Non-Cash        Employee
                                                Asset      Termination and    Accrued     Implementation
   (Dollars in millions)                     Write-Downs   Severance Costs   Exit Costs       Costs         Total
   ---------------------                     -----------   ---------------   ----------   --------------   -------
   Restructuring and implementation
     costs--Fiscal 2001...................     $ 110.5         $110.3          $ 55.4         $ 22.6       $ 298.8
   Amounts utilized--Fiscal 2001..........      (110.5)         (39.5)           (4.7)         (22.6)       (177.3)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 2,
     2001.................................          --           70.8            50.7             --         121.5
   Restructuring and implementation
     costs--Fiscal 2002...................          --            5.7              --           10.4          16.1
   Revision to accruals and asset
     write-downs--Fiscal 2002.............         5.8            3.6            (7.7)            --           1.7
   Amounts utilized--Fiscal 2002..........        (5.8)         (66.6)          (32.4)         (10.4)       (115.2)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs-- May 1,
     2002.................................          --           13.5            10.6             --          24.1
   Amounts utilized--Fiscal 2003..........          --           (6.8)           (2.7)            --          (9.5)
                                               -------         ------          ------         ------       -------
   Accrued restructuring costs--October
     30, 2002.............................     $    --         $  6.7          $  7.9         $   --       $  14.6
                                               =======         ======          ======         ======       =======

     During the first six months of Fiscal 2003, the Company utilized $9.5 million of severance and exit cost accruals, principally related to its global overhead reduction plan, primarily in Europe and North America.

(5)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      During the fourth quarter of Fiscal 2002, the Company adopted Emerging Issues Task Force ("EITF") statements relating to the classification of vendor consideration and certain sales incentives. The adoption of these EITF statements has no impact on operating income, net earnings, or basic or diluted earnings per share; however, revenues and gross profit were reduced by approximately $150.9 million and $259.1 million in the second quarter and first six months of Fiscal 2002, respectively. Prior period data has been reclassified to conform to the current year presentation.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that the purchase method of accounting be applied to all business combinations after June 30, 2001. SFAS No. 141 also established criteria for recognition of intangible assets and goodwill. Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual impairment assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003.

     The Company completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit (one level below the Company's operating segments) that has goodwill assigned to it, to its carrying value. The Company estimates the fair value of a reporting unit using discounted cash flows, using a risk-adjusted weighted average cost of capital for the business as the discount rate. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of the goodwill impairment.

     Using the SFAS No. 142 approach described above, the Company recorded a transitional impairment charge calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the six-month period ended October 30, 2002, of $77.8 million ($0.22 per share). There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million, and Other Operating Entities $20.5 million.

     The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of carrying value to undiscounted cash flows, whereas new rules require a comparison of carrying value to discounted cash flows, which are lower. Under previous requirements, no goodwill impairment would have been recorded on May 2, 2002.

     The effects of adopting the new standards on net income and diluted earnings per share are as follows:

                                   Second Quarter Ended                     Six Months Ended
                            -----------------------------------   ------------------------------------
                                Net Income         Diluted EPS        Net Income         Diluted EPS
                            -------------------   -------------   -------------------   --------------
                              2002       2001     2002    2001      2002       2001      2002    2001
                            --------   --------   -----   -----   --------   --------   ------   -----
Net income before effect
  of change in accounting
  principle...............  $212,089   $208,241   $0.60   $0.59   $389,877   $408,715   $ 1.10   $1.16
Add: Goodwill
  amortization............        --     13,817      --    0.04         --     26,588       --    0.08
  Trademark amortization..        --      2,129      --    0.01         --      4,260       --    0.01
                            --------   --------   -----   -----   --------   --------   ------   -----
Adjusted net income before
  effect of change in
  accounting principle....   212,089    224,187    0.60    0.64    389,877    439,563     1.10    1.25
Effect of change in
  accounting principle....        --         --      --      --    (77,812)        --    (0.22)     --
                            --------   --------   -----   -----   --------   --------   ------   -----
Adjusted net income.......  $212,089   $224,187   $0.60   $0.64   $312,065   $439,563   $ 0.88   $1.25
                            ========   ========   =====   =====   ========   ========   ======   =====

Net income for the three and six-month periods ended October 31, 2001 would have been $224,187 and $439,563 or $0.05 and $0.09 per share higher, respectively, and net income for Fiscal 2002 would have been $896,184 or $0.18 per share higher had the provisions of the new standards been applied as of May 3, 2001.

     Changes in the carrying amount of goodwill for the six months ended October 30, 2002, by reportable segment, are as follows:

                                   Heinz                                                   Other
                                   North       SKF        U.S.                 Asia/     Operating
                                  America     Foods      Frozen     Europe    Pacific    Entities      Total
                                  --------   --------   --------   --------   --------   ---------   ----------
        Balance at May 1, 2002..  $581,261   $702,438   $471,351   $639,465   $109,613   $ 24,814    $2,528,942
        Acquisition.............        --         --         --         --     13,087         --        13,087
        Effect of change in
          accounting
          principle.............        --         --         --    (54,533)    (2,737)   (20,542)      (77,812)
        Purchase accounting
          reclassifications.....     1,737         --      5,287    (21,875)        --         --       (14,851)
        Translation
          adjustments...........      (305)      (335)        --     43,162      7,164        219        49,905
        Other...................        --      4,740         --     (3,625)        90        (21)        1,184
                                  --------   --------   --------   --------   --------   --------    ----------
        Balance at October 30,
          2002..................  $582,693   $706,843   $476,638   $602,594   $127,217   $  4,470    $2,500,455
                                  ========   ========   ========   ========   ========   ========    ==========

     Trademarks and other intangible assets at October 30, 2002 and May 1, 2002, subject to amortization expense, are as follows:

                                  October 30, 2002                       May 1, 2002
                           -------------------------------     -------------------------------
                                        Accum                               Accum
                            Gross       Amort       Net         Gross       Amort       Net
                           --------   ---------   --------     --------   ---------   --------
Trademarks...............  $260,513   $ (59,630)  $200,883     $252,977   $ (45,153)  $207,824
Licenses.................   209,198    (109,995)    99,203      209,204    (107,044)   102,160
Other....................   103,650     (58,775)    44,875      103,275     (53,186)    50,089
                           --------   ---------   --------     --------   ---------   --------
                           $573,361   $(228,400)  $344,961     $565,456   $(205,383)  $360,073
                           ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $11.2 million for the six months ended October 30, 2002. Based upon the amortizable intangible assets recorded on the balance sheet at October 30, 2002, amortization expense for each of the next five years is estimated to be approximately $25.0 million.

     Intangible assets not subject to amortization at October 30, 2002 and May 1, 2002, were $642.1 million and $601.1 million respectively, and consisted solely of trademarks.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the six months ended October 30, 2002.

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

      The Company has changed its segment reporting for its North American business to reflect changes in organizational structure and management. The Company is reporting and grouping the results of certain businesses under a new segment designated SKF Foods. SKF Foods consists of Heinz's U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses. SKF Foods also includes the former U.S. Pet Products and Seafood segment. These businesses have been separated from the remaining Heinz businesses in preparation for their spin-off and subsequent merger with Del Monte Corporation, a subsidiary of Del Monte Foods Company. The remaining Heinz North America segment now includes the following businesses that will be retained by Heinz following the Del Monte transaction, including: ketchup, condiments, sauces, and pasta meals sold to the grocery and foodservice channels in North America.

      Prior periods have been restated to conform with the current presentation. Descriptions of the Company's reportable segment are as follows:

        Heinz North America--This segment manufactures, markets and sells ketchup, condiments, sauces and pasta meals to the grocery and foodservice channels in North America.

        SKF Foods--This segment includes the U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses.

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

     The following table presents information about the Company's reportable segments:

                                                Second Quarter Ended                    Six Months Ended
                                         -----------------------------------   -----------------------------------
                                         October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                                             FY 2003            FY 2002*           FY 2003            FY 2002*
                                         ----------------   ----------------   ----------------   ----------------
                                                                  (Thousands of Dollars)
   Net external sales:
     Heinz North America...............     $  576,814         $  566,476         $1,093,868         $1,050,413
     SKF Foods.........................        470,587            477,185            833,947            876,391
     U.S. Frozen.......................        316,444            299,410            562,233            508,386
                                            ----------         ----------         ----------         ----------
     North America Totals..............      1,363,845          1,343,071          2,490,048          2,435,190
     Europe............................        742,567            710,982          1,438,902          1,368,799
     Asia/Pacific......................        283,643            250,395            538,070            484,050
     Other Operating Entities..........        178,736            109,771            305,411            203,475
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $2,568,791         $2,414,219         $4,772,431         $4,491,514
                                            ==========         ==========         ==========         ==========
   Intersegment sales:
     Heinz North America...............     $    8,961         $   15,400         $   20,496         $   24,995
     SKF Foods.........................          1,143              1,890              2,114              4,439
     U.S. Frozen.......................          1,890              2,951              3,818              5,152
     Europe............................          1,495              1,042              3,059              2,416
     Asia/Pacific......................            820                937              1,693              1,229
     Other Operating Entities..........            546                 17              1,008                 17
     Non-Operating (a).................        (14,855)           (22,237)           (32,188)           (38,248)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $       --         $       --         $       --         $       --
                                            ==========         ==========         ==========         ==========
   Operating income (loss):
     Heinz North America...............     $  114,088         $  139,795         $  204,614         $  250,658
     SKF Foods.........................         79,733             71,976            129,440            137,125
     U.S. Frozen.......................         64,941             61,092            116,644            105,328
                                            ----------         ----------         ----------         ----------
     North America Totals..............        258,762            272,863            450,698            493,111
     Europe............................        137,688            119,431            280,181            270,002
     Asia/Pacific......................         27,803             24,815             49,004             50,951
     Other Operating Entities..........         27,543             14,977             44,613             26,910
     Non-Operating (a).................        (41,463)           (30,917)           (69,039)           (55,651)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $  410,333         $  401,169         $  755,457         $  785,323
                                            ==========         ==========         ==========         ==========
   Operating income (loss) excluding
     special items (b):
     Heinz North America...............     $  119,442         $  139,795         $  216,862         $  255,489
     SKF Foods.........................         79,733             71,976            129,440            144,963
     U.S. Frozen.......................         64,941             61,092            116,644            105,328
                                            ----------         ----------         ----------         ----------
     North America Totals..............        264,116            272,863            462,946            505,780
     Europe............................        137,688            119,431            280,181            271,717
     Asia/Pacific......................         27,803             24,815             49,004             51,549
     Other Operating Entities..........         27,543             14,977             44,613             26,910
     Non-Operating (a).................        (36,674)           (30,917)           (52,739)           (54,458)
                                            ----------         ----------         ----------         ----------
     Consolidated Totals...............     $  420,476         $  401,169         $  784,005         $  801,498
                                            ==========         ==========         ==========         ==========

*Reclassified, see Note 5.
---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Second Quarter ended October 30, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining core businesses as follows: Heinz North America $5.3 million and Non-Operating $4.8 million. Six Months ended October 30, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining core businesses as follows: Heinz North America $12.2 million and Non-Operating $16.3 million. Six Months ended October 31, 2001 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.8 million, SKF $7.9 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                 Second Quarter Ended                    Six Months Ended
                                          -----------------------------------   -----------------------------------
                                          October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                                              FY 2003            FY 2002*           FY 2003            FY 2002*
                                          ----------------   ----------------   ----------------   ----------------
                                                                   (Thousands of Dollars)
   Ketchup, Condiments and Sauces.......     $  693,121         $  633,067         $1,333,901         $1,231,408
   Frozen Foods.........................        524,646            497,967            962,400            875,742
   Tuna.................................        271,002            253,064            522,071            500,919
   Soups, Beans and Pasta Meals.........        354,189            392,078            640,103            660,473
   Infant Foods.........................        219,649            214,802            415,062            411,718
   Pet Products.........................        235,254            253,671            432,432            491,254
   Other................................        270,930            169,570            466,462            320,000
                                             ----------         ----------         ----------         ----------
       Total............................     $2,568,791         $2,414,219         $4,772,431         $4,491,514
                                             ==========         ==========         ==========         ==========

     *Reclassified, see Note 5

(8) EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of SFAS No. 128:

                                                 Second Quarter Ended                    Six Months Ended
                                          -----------------------------------   -----------------------------------
                                          October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                                              FY 2003            FY 2002            FY 2003            FY 2002
                                          ----------------   ----------------   ----------------   ----------------
                                                          (In Thousands, Except per Share Amounts)
   Income before effect of change in
     accounting principle...............      $212,089           $208,241           $389,877           $408,715
   Preferred dividends..................             4                  5                  9                 10
                                              --------           --------           --------           --------
   Income applicable to common stock
     before effect of change in
     accounting principle...............       212,085            208,236            389,868            408,705
   Effect of change in accounting
     principle..........................            --                 --            (77,812)                --
                                              --------           --------           --------           --------
   Net income applicable to common
     stock..............................      $212,085           $208,236           $312,056           $408,705
                                              ========           ========           ========           ========
     Average common shares
       outstanding--basic...............       351,121            349,516            351,121            349,516
     Effect of dilutive securities:
       Convertible preferred stock......           148                166                148                166
       Stock options....................         2,169              2,970              2,169              2,970
                                              --------           --------           --------           --------
     Average common shares
       outstanding--diluted.............       353,438            352,652            353,438            352,652
     Income per share before effect of
       change in accounting principle--
       basic............................      $   0.60           $   0.60           $   1.11           $   1.17
                                              ========           ========           ========           ========
   Net income per share--basic..........      $   0.60           $   0.60           $   0.89           $   1.17
                                              ========           ========           ========           ========
     Income per share before effect of
       change in accounting principle--
       diluted..........................      $   0.60           $   0.59           $   1.10           $   1.16
                                              ========           ========           ========           ========
   Net income per share--diluted........      $   0.60           $   0.59           $   0.88           $   1.16
                                              ========           ========           ========           ========

(9)   COMPREHENSIVE INCOME

                                                 Second Quarter Ended                    Six Months Ended
                                          -----------------------------------   -----------------------------------
                                          October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                                              FY 2003            FY 2002            FY 2003            FY 2002
                                          ----------------   ----------------   ----------------   ----------------
                                                                   (Thousands of Dollars)
   Net income...........................      $212,089           $208,241           $312,065           $408,715
   Other comprehensive income:
       Foreign currency translation
         adjustment.....................        29,386              8,657            123,923               (374)
       Minimum pension liability
         adjustment.....................          (550)             1,018                356              1,158
       Net deferred gains/(losses) on
         derivatives from periodic
         revaluations...................         3,426             (1,056)            11,591               (737)
       Net deferred (gains)/losses on
         derivatives reclassified to
         earnings.......................           584                 (2)           (13,211)               241
                                              --------           --------           --------           --------
   Comprehensive income.................      $244,935           $216,858           $434,724           $409,003
                                              ========           ========           ========           ========

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

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the six months ended October 30, 2002, losses of $14.7 million, net of income taxes of $8.6 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

     COMMODITY PRICE HEDGING: The Company uses commodity futures, swaps and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases which meet the criteria for hedge accounting are designated as cash flow hedges.

     INTEREST RATE HEDGING: The Company uses interest rate swaps to manage interest rate exposure. These derivatives are designated as cash flow hedges or fair value hedges depending on the nature of the particular risk being hedged.

     HEDGE INEFFECTIVENESS: During the six months ended October 30, 2002, hedge ineffectiveness related to cash flow hedges was a net gain of $0.4 million, which is reported in the consolidated statements of income as other expenses, net.

     DEFERRED HEDGING GAINS AND LOSSES: As of October 30, 2002, the Company is hedging forecasted transactions for periods not exceeding 18 months. During the next 12 months, the Company expects $2.3 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings.

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

     Included in the transaction will be the following brands: StarKist(R), 9-Lives(R), Kibbles 'n Bits(R), Pup-Peroni(R), Snausages(R), Nawsomes(R), Heinz Nature's Goodness(R) baby food and College Inn(R) broths. The following is a summary of the Fiscal 2003 and Fiscal 2002 second quarter and first half operating results of the businesses to be spun off (See Exhibit 99(d) for a discussion of results of operations and for the Combined Financial Statements of SKF Foods (Spinco) for the three and six months ended October 30, 2002 and October 31, 2001.):

                                    Second Quarter Ended                    Six Months Ended
                             -----------------------------------   -----------------------------------
                             October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                             ----------------   ----------------   ----------------   ----------------
Revenues...................      $470,587           $477,185           $833,947           $876,391
Operating income...........        79,733             71,976            129,440            137,125
Operating income excluding
  special items............        79,733             71,976            129,440            144,963

     Pending completion of the transaction, Heinz expects to adjust its common stock dividend beginning in April 2003. The expected dividend will be $1.08 per share, a 33% reduction from the present rate of $1.62 per share. The new dividend rate is consistent with Heinz's peer group and above the S&P 500 average. [Note: All earnings per share amounts included in Management's Discussion and Analysis are presented on an after-tax diluted basis]. Upon completion of the transaction, Heinz intends to accelerate its focus on cash flows with improvements in working capital and a tight control on capital expenditures. In addition to the approximate $1.1 billion debt reduction as a result of the transaction, Heinz is targeting an additional $1.0 billion of debt reduction by the end of Fiscal 2005.

     The Merger, which has been approved by the Boards of Directors of Heinz and Del Monte, is subject to the approval by the stockholders of Del Monte and it's expected that the transaction could close as early as December 20, 2002. Heinz received on November 21, 2002, a private letter ruling from the Internal Revenue Service that the contribution of the assets and liabilities to Spinco and the distribution of the shares of common stock of Spinco to Heinz shareholders will be tax-free to Heinz, Spinco and the shareholders of Heinz. The Merger is also subject to other customary closing conditions.

     During the three months and six months ended October 30, 2002, the Company recognized transaction related costs and costs to reduce overhead of the remaining businesses totaling $10.1 million pretax ($0.02 per share) and $28.5 million pretax ($0.05 per share), respectively. Heinz anticipates transaction related and restructuring costs of approximately $160 million after tax to be incurred in Fiscal 2003. For more information regarding this transaction, please refer to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

STREAMLINE

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative included a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the Company's tuna operations in Puerto Rico, the consolidation of the Company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the Company's Terminal Island, California facility), and the divestiture of the Company's U.S. fleet of fishing boats and related equipment. For more information regarding Streamline, please refer to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that the purchase method of accounting be applied to all business combinations after June 30, 2001. SFAS No. 141 also established criteria for recognition of intangible assets and goodwill. Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. Net income for the quarter and six months ended October 31, 2001 would have been $224.2 million or $0.05 per share higher and $439.6 million or $0.09 per share higher, respectively, had the provisions of the new standards been applied as of May 3, 2001.

     During the first half of Fiscal 2003, the Company completed its transitional goodwill impairment review and recognized a transition adjustment of $77.8 million ($0.22 per share) to write down goodwill associated with its businesses in Eastern Europe, Argentina, Spain, Korea and South Africa. This is recorded as an effect of change in accounting principle as of May 2, 2002.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

     During the fourth quarter of Fiscal 2002, the Company adopted Emerging Issues Task Force ("EITF") statements relating to the classification of vendor consideration and certain sales incentives. The adoption of these EITF statements has no impact on operating income, net earnings, or basic or diluted earnings per share; however, revenues and gross profit were reduced by approximately $150.9 million and $259.1 million in the second quarter and first six months of Fiscal 2002, respectively. Prior period data has been reclassified to conform to the current year presentation.

            THREE MONTHS ENDED OCTOBER 30, 2002 AND OCTOBER 31, 2001

RESULTS OF OPERATIONS

     For the three months ended October 30, 2002, sales increased $154.6 million, or 6.4%, to $2.57 billion. Sales were favorably impacted by pricing (3.9%), exchange rates (2.7%) and acquisitions (1.9%.) The favorable impact of acquisitions is primarily related to prior year acquisitions in the Heinz North America and U.S. Frozen segments. The favorable pricing was realized primarily in certain highly inflationary countries and in Europe. Sales were negatively impacted by unfavor-able volumes (1.7%), primarily in the European segment and certain highly inflationary countries and by divestitures (0.4%.)

     The current year's second quarter was negatively impacted by costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses totaling $10.1 million pretax ($0.02 per share) which are classified primarily as selling, general and administrative expenses ("SG&A".) These include employee termination and severance costs, legal and other professional service costs.

     The following tables provide a comparison of the Company's reported results and the results excluding special items for the second quarter of Fiscal 2003. There were no special items in the year-earlier quarter.

                                                   Second Quarter Ended October 30, 2002
                                               ----------------------------------------------
                                                 Net      Gross    Operating    Net      Per
(Dollars in millions except per share           Sales     Profit    Income     Income   Share
amounts)                                       --------   ------   ---------   ------   -----
Reported results.............................  $2,568.8   $904.4    $410.3     $212.1   $0.60
  Del Monte transaction costs................        --      1.9      10.1        6.9    0.02
                                               --------   ------    ------     ------   -----
Results excluding special items..............  $2,568.8   $906.3    $420.5     $219.0   $0.62
                                               ========   ======    ======     ======   =====

(Totals may not add due to rounding)

     Gross profit increased $41.8 million, or 4.8%, to $904.4 million. Excluding the special items noted above, gross profit increased $43.7 million, or 5.1%, to $906.3 million; however, the gross profit margin decreased to 35.3% from 35.7%. The decrease in gross profit margin occurred primarily in the Heinz North America segment. This decrease was partially offset by the favorable pricing discussed above and the benefit of reduced amortization of intangible assets of approximately $16.9 million.

     SG&A expenses increased $32.6 million, or 7.1%, to $494.1 million. Excluding the special items noted above, SG&A increased $24.4 million, or 5.3%, to $485.8 million; however, it decreased as a percentage of sales to 18.9% from 19.1%. The increase is primarily driven by increases in Selling and Distribution (S&D) expenses in the European and U.S. Frozen segments and increased General and Administrative (G&A) expenses in the Non-operating and Asia/Pacific segments. Marketing spend was consistent with the prior year, reflecting increased spending in all North American segments offset by reductions in Europe.

     Operating income increased $9.2 million, or 2.3%, to $410.3 million. Excluding the special items noted above, operating income increased $19.3 million, or 4.8%, to $420.5 million but decreased slightly as a percentage of sales to 16.4% from 16.6%.

     Net interest expense decreased $6.2 million to $64.6 million, driven primarily by lower interest rates over the past year. Other expense increased $11.5 million to $21.5 million from $10.0 million last year. The increase is primarily attributable to increases in minority interest expense, largely related to increased profitability in joint ventures in certain highly inflationary countries. The effective tax rate for the current quarter was 34.6% compared to 35.0% last year. Excluding the special items noted above, the effective rate was 34.5% in the current quarter compared to 35.0% last year.

     Net income in the current quarter was $212.1 million compared to $208.2 million last year and diluted earnings per share was $0.60 in the current quarter versus $0.59 in the same period last year. Excluding the special items noted above, net income increased $10.8 million to $219.0 million, and diluted earnings per share increased 5.0%, to $0.62 from $0.59 last year.

OPERATING RESULTS BY BUSINESS SEGMENT

     The Company has changed its segment reporting for its North American business to reflect changes in organizational structure and management. The Company is reporting and grouping the results of certain businesses under a new segment designated SKF Foods. SKF Foods consists of Heinz's U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses. SKF Foods also includes the former U.S. Pet Products and Seafood segment. These businesses have been separated from the remaining Heinz businesses in preparation for their spin-off and subsequent merger with Del Monte Corporation, a subsidiary of Del Monte Foods Company. The remaining Heinz North America segment now includes the following businesses that will be retained by Heinz following the Del Monte transaction, including: ketchup, condiments, sauces, and pasta meals sold to the grocery and foodservice channels in North America. Prior periods have been restated to conform with the current presentation.

                                         Second Quarter Ended                     Six Months Ended
                                  -----------------------------------   ------------------------------------
                                  October 30, 2002   October 31, 2001   October 30, 2002   October 31, 2001
                                  ----------------   ----------------   ----------------   -----------------
SALES:
Heinz North America.............     $  576,814         $  566,476         $1,093,868         $1,050,413
SKF Foods.......................        470,587            477,185            833,947            876,391
U.S. Frozen.....................        316,444            299,410            562,233            508,386
                                     ----------         ----------         ----------         ----------
Total North America.............      1,363,845          1,343,071          2,490,048          2,435,190
Europe..........................        742,567            710,982          1,438,902          1,368,799
Asia/Pacific....................        283,643            250,395            538,070            484,050
Other Operating Entities........        178,736            109,771            305,411            203,475
                                     ----------         ----------         ----------         ----------
Consolidated Totals.............     $2,568,791         $2,414,219         $4,772,431         $4,491,514
                                     ==========         ==========         ==========         ==========
OPERATING INCOME:
Heinz North America.............     $  114,088         $  139,795         $  204,614         $  250,658
SKF Foods.......................         79,733             71,976            129,440            137,125
U.S. Frozen.....................         64,941             61,092            116,644            105,328
                                     ----------         ----------         ----------         ----------
Total North America.............        258,762            272,863            450,698            493,111
Europe..........................        137,688            119,431            280,181            270,002
Asia/Pacific....................         27,803             24,815             49,004             50,951
Other Operating Entities........         27,543             14,977             44,613             26,910
Non-operating...................        (41,463)           (30,917)           (69,039)           (55,651)
                                     ----------         ----------         ----------         ----------
Consolidated Totals.............     $  410,333         $  401,169         $  755,457         $  785,323
                                     ==========         ==========         ==========         ==========
OPERATING INCOME EXCLUDING
  SPECIAL ITEMS:
Heinz North America.............     $  119,442         $  139,795         $  216,862         $  255,489
SKF Foods.......................         79,733             71,976            129,440            144,963
U.S. Frozen.....................         64,941             61,092            116,644            105,328
                                     ----------         ----------         ----------         ----------
Total North America.............        264,116            272,863            462,946            505,780
Europe..........................        137,688            119,431            280,181            271,717
Asia/Pacific....................         27,803             24,815             49,004             51,549
Other Operating Entities........         27,543             14,977             44,613             26,910
Non-operating...................        (36,674)           (30,917)           (52,739)           (54,458)
                                     ----------         ----------         ----------         ----------
Consolidated Totals.............     $  420,476         $  401,169         $  784,005         $  801,498
                                     ==========         ==========         ==========         ==========

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $10.3 million, or 1.8%. Acquisitions increased sales by 2.1%, due primarily to the prior year acquisition of Dianne's Gourmet Desserts. Lower pricing decreased sales 0.8%. Sales volume increased 0.7% as the favorable increase in ketchup was partially offset by decreases in gravy and portion control. The weaker Canadian dollar decreased sales 0.2%.

     Gross profit decreased $11.8 million, or 5.3% to $209.9 million. Excluding special items, gross profit decreased $9.9 million, or 4.5% due primarily to increased manufacturing costs, partially offset by reduced amortization expense on intangible assets. Operating income decreased $25.7 million, or 18.4% to $114.1 million. Excluding special items, operating income decreased $20.4 million, or 14.6%, to $119.4 million, due primarily to the change in gross profit, increased marketing and G&A expenses, partially offset by acquisitions.

SKF FOODS

     Sales of the SKF Foods segment decreased $6.6 million, or 1.4%. Sales volume was down 1.5% versus last year as increases in tuna, driven by pouch, were more than offset by decreases in pet products and infant feeding. Reduced volume in pet products largely reflects planned reductions in low margin private label products, lower volume of non-core brands and reductions in pet snacks. Pricing remained consistent with the prior year as increases in pet products were offset by decreases in tuna.

     Gross profit increased $2.7 million, or 1.8% and the gross profit margin increased to 32.6% from 31.6%, primarily due to lower tuna costs, favorable sales mix and the benefit of reduced amortization expense related to intangible assets. Operating income increased $7.8 million, or 10.8%, to $79.7 million, due primarily to the change in gross profit and reduced G&A expense, partially offset by increased marketing.

U.S. FROZEN

     U.S. Frozen's sales increased $17.0 million, or 5.7%. Acquisitions increased sales 7.8%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Sales volume increased 1.3% driven primarily by SmartOnes frozen entrees, partially offset by a reduction in Hot Bites, Boston Market HomeStyle sides and frozen potatoes. Lower pricing decreased sales 3.4%, primarily due to increased trade promotions related to SmartOnes frozen entrees.

     Gross profit increased $9.5 million, or 8.5%, and the gross profit margin increased to 38.4% from 37.4%, primarily due to acquisitions and efforts to reduce manufacturing costs partially offset by price decreases. Operating income increased $3.8 million, or 6.3%, to $64.9 million primarily due to the change in gross profit and reduced G&A expense, partially offset by increased marketing and S&D expenses primarily related to acquisitions.

EUROPE

     Heinz Europe's sales increased $31.6 million, or 4.4%. Favorable exchange rates increased sales by 6.6%. Higher pricing increased sales 1.9%, primarily due to seafood, beans and soup. Lower volume decreased sales 2.7%, in soups, beans and pasta meals and seafood, partially offset by volume increases in infant feeding and frozen entrees. The decreases in soups, beans and pasta meals were partially driven by planned SKU rationalizations. Divestitures reduced sales 1.4%.

     Gross profit increased $17.6 million, or 6.5%, due primarily to favorable exchange rates, pricing and reduced amortization expense related to intangible assets. Operating income increased $18.3 million, or 15.3%, to $137.7 million, primarily attributable to the increase in gross profit, favorable impact of exchange and reduced marketing expense, offset partially by increased S&D expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $33.2 million, or 13.3%. Favorable exchange rates increased sales by 7.4%. Higher pricing increased sales 2.9%, primarily due to poultry and juices/drinks, partially offset by decreases in frozen vegetables. Volume increased 0.8%, driven primarily by juices/drinks and poultry, partially offset by cooking oils. Acquisitions increased sales by 2.3%.

     Gross profit increased $9.6 million, or 12.3%, due primarily to favorable exchange rates and increased pricing. Operating income increased $3.0 million, or 12.0%, to $27.8 million from $24.8 million, primarily due to the change in gross profit, partially offset by increased G&A and marketing expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $69.0 million, or 62.8%, primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $16.4 million, or 60.1%, due primarily to favorable pricing. Operating income increased $12.6 million, or 83.9%, due primarily to the increase in gross profit.

             SIX MONTHS ENDED OCTOBER 30, 2002 AND OCTOBER 31, 2001

RESULTS OF OPERATIONS

     For the six months ended October 30, 2002, sales increased $280.9 million, or 6.3%, to $4.77 billion from $4.49 billion last year. Sales were favorably impacted by pricing (3.9%) and foreign exchange translation rates (3.0%) and acquisitions (2.9%). The favorable impact of acquisitions is primarily related to the prior year acquisitions in the Heinz North America and U.S. Frozen segments. The favorable pricing was realized primarily in certain highly inflationary countries and Europe. Sales were negatively impacted by unfavorable volumes of 3.0% driven by the current year strategic shift from trade promotional spending to consumer focused promotional and marketing programs. This strategic shift has caused a realignment of promotional timing, particularly in the United States, primarily during the first quarter. Divestitures reduced sales by 0.5%.

     The current year's results were negatively impacted by costs related to the Del Monte transaction and costs to reduce overhead of the remaining core businesses totaling $28.5 million pretax ($0.05 per share) which are classified primarily as selling, general and administrative expenses ("SG&A".) These expenses include employee termination and severance costs, legal and other professional service costs. Last year's results were negatively impacted by Streamline restructuring charges and implementation costs totaling $16.2 million pretax ($0.04 per share.)

     The following tables provide a comparison of the Company's reported results and the results excluding special items for the six months ended October 30, 2002 and October 31, 2001.

                                                       Six Months Ended October 30, 2002
                                                ------------------------------------------------
                                                  Net       Gross     Operating    Net      Per
                                                 Sales      Profit     Income     Income   Share
(Dollars in millions except per share amounts)  --------   --------   ---------   ------   -----
Reported results.............................   $4,772.4   $1,691.3    $755.5     $389.9*  $1.10*
  Del Monte transaction costs................         --        1.9      28.5       18.5    0.05
                                                --------   --------    ------     ------   -----
Results excluding special items..............   $4,772.4   $1,693.2    $784.0     $408.4   $1.16
                                                ========   ========    ======     ======   =====

---------------

* Before effect of change in accounting principle related to SFAS No. 142

                                                     Six Months Ended October 31, 2001
                                              ------------------------------------------------
                                                Net       Gross     Operating    Net      Per
                                               Sales      Profit     Income     Income   Share
                                              --------   --------   ---------   ------   -----
Reported results............................  $4,491.5   $1,624.9    $785.3     $408.7   $1.16
  Streamline implementation costs...........        --        8.7      10.4        9.4    0.03
  Streamline restructuring costs............        --         --       5.7        3.6    0.01
                                              --------   --------    ------     ------   -----
Results excluding special items.............  $4,491.5   $1,633.6    $801.5     $421.7   $1.20
                                              ========   ========    ======     ======   =====

(Note: Totals may not add due to rounding.)

     Gross profit increased $66.4 million, or 4.1%, to $1,691.3 million. Excluding the special items noted above, gross profit increased $59.6 million, or 3.6%, to $1,693.2 million; however, the gross profit margin decreased to 35.5% from 36.4%. The decrease in gross profit margin is primarily related to the Heinz North America and SKF Foods segments. This decrease was partially offset by the favorable pricing discussed above and the benefit of reduced amortization of intangible assets of approximately $33.5 million.

     SG&A increased $96.3 million, or 11.5%, to $935.8 million. Excluding the special items noted above, SG&A increased $77.0 million, or 9.3%, to $909.2 million and increased as a percentage of sales to 19.1% from 18.5%. The increase is primarily driven by increased marketing spend in the U.S. Frozen, Heinz North America and SKF Foods segments and increased G&A expenses in the Heinz North America, Europe and Asia/Pacific segments.

     Operating income decreased $29.9 million, or 3.8%, to $755.5. Excluding the special items noted above, operating income decreased $17.5 million, or 2.2%, to $784.0 million and decreased as a percentage of sales to 16.4% from 17.8%.

     Net interest expense decreased $13.7 million to $127.3 million, driven primarily by lower interest rates over the past year. Other expense increased $21.4 million to $33.2 million. The increase is primarily attributable to increases in minority interest expense, largely related to increased profitability in joint ventures in certain highly inflationary countries. The effective tax rate for the six months ended October 30, 2002 was 34.5% compared to 35.4% last year. Excluding the special items noted above, the effective rate was 34.5% in the current period compared to 35.0% last year.

     Net income for the current six months (before effect of change in accounting principle related to the adoption of SFAS No. 142) was $389.9 million compared to $408.7 million last year and diluted earnings per share (before cumulative effect of change in accounting related to the adoption of SFAS No.
142) was $1.10 in the current six months versus $1.16 in the same period last year. Excluding the special items noted above, net income decreased $13.3 million to $408.4 million from $421.7 million last year, and diluted earnings per share decreased 3.3%, to $1.16.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $43.5 million, or 4.1%. Acquisitions, net of divestitures, increased sales 3.6%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups and Dianne's Gourmet Desserts. Higher pricing increased sales 0.7% due mainly to ketchup, portion control and frozen soup. Sales volume remained consistent with the prior year as increases in foodservice ketchup and specialty sauces were offset by decreases in retail ketchup and frozen soup. Retail ketchup is being impacted by the ongoing trade efforts to reduce inventory levels as well as by the current year strategic shift from trade promotional spending to consumer focused promotional and marketing programs, mainly during the first quarter. The weaker Canadian dollar decreased sales 0.1%.

     Gross profit decreased $8.2 million, or 2.0%, to $395.2 million. Excluding special items, gross profit decreased $6.3 million, or 1.6%, and the gross profit margin decreased to 36.3% from 38.4%, due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by reduced amortization expense on intangible assets with indefinite lives and acquisitions. Operating income decreased $46.0 million, or 18.4%, to $204.6 million. Excluding special items, operating income decreased $38.6 million, or 15.1%, to $216.9 million from $255.5 million, due primarily to the change in gross profit, increased marketing and higher G&A expense partially offset by acquisitions.

SKF FOODS

     Sales of the SKF Foods segment decreased $42.4 million, or 4.8%. Sales volume decreased 4.0% primarily in pet products and infant feeding partially offset by volume increases in tuna, driven by pouch. Reduced volume in pet products largely reflects planned reductions in low margin private label products, timing of promotional activities and reductions in trade inventories. Lower pricing decreased sales 0.8%, primarily in tuna and infant feeding partially offset by price increases in pet products.

     Gross profit decreased $12.9 million or 4.6% to $267.6 million. Excluding special items, gross profit decreased $20.2 million, or 7.0% and the gross profit margin decreased to 32.1% from 32.8%, primarily due to lower tuna pricing and higher tuna and soup costs, as well as, lower volume of pet snacks. Operating income decreased $7.7 million, or 5.6%, to $129.4 million. Excluding special items, operating income decreased $15.5 million, or 10.7%, to $129.4 million from $145.0 million, due primarily to the change in gross profit and increased marketing expenses, partially offset by reductions in S&D and G&A.

U.S. FROZEN

     U.S. Frozen's sales increased $53.8 million, or 10.6%. Acquisitions, net of divestitures increased sales 14.9%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Higher pricing increased sales 0.1%, primarily due to SmartOnes frozen entrees and appetizers and a reduction in trade promotions primarily related to the launch of Hot Bites in the prior year. This was partially offset by increased trade promotions related to SmartOnes frozen entrees. Sales volume decreased 4.4% driven by declines in Hot Bites, Boston Market HomeStyle sides and frozen potatoes, partially offset by SmartOnes frozen entrees. The volume decrease is partially attributed to the rationalization of the Hot Bites product lines with increased focus on the base Bagel Bites business.

     Gross profit increased $26.9 million or 13.9% and the gross profit margin increased to 39.1% from 38.0%. The increase in gross profit is primarily due to acquisitions and reduced manufacturing costs. Operating income increased $11.3 million, or 10.7%, to $116.6 million due primarily to the change in gross profit, partially offset by increased marketing and S&D.

EUROPE

     Heinz Europe's sales increased $70.1 million, or 5.1%. Favorable exchange rates increased sales by 7.0%. Higher pricing increased sales 1.3%, primarily due to seafood, beans and soups partially offset by lower pricing in frozen foods. Lower volume decreased sales 2.3%, driven primarily by planned SKU rationalizations, seafood and frozen pizza, partially offset by volume increases in frozen entrees. Divestitures reduced sales by 0.9%.

     Gross profit increased $30.0 million, or 5.6% to $567.5 million. Excluding special items, gross profit increased $28.6 million, or 5.3%, due primarily to favorable exchange rates, pricing and reduced amortization expense related to intangible assets. Operating income increased $10.2 million, or 3.8% to $280.2 million. Excluding special items, operating income increased $8.5 million, or 3.1%, to $280.2 million primarily attributable to the favorable change in gross profit and reduced marketing expense, offset partially by increased S&D and G&A expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $54.0 million, or 11.2%. Favorable exchange rates increased sales by 8.5%. Higher pricing increased sales 3.4%, primarily due to poultry, juices/drinks and sauces. Volume decreased sales 1.6%, driven primarily by cooking oils and pet food. Acquisitions, net of divestitures, increased sales by 0.9%.

     Gross profit increased $10.6 million, or 6.8%, due primarily to favorable exchange rates and increased pricing. Operating income decreased $1.9 million, or 3.8% to $49.0 million. Excluding special items, operating income decreased $2.5 million, or 4.9%, to $49.0 million primarily due to increased marketing and G&A expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $101.9 million, or 50.1%, primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $20.3 million, or 37.1%, due primarily to favorable pricing. Operating income increased $17.7 million or, 65.8%, due primarily to the increase in gross profit.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $552.1 million compared to $197.9 million last year. The increase in Fiscal 2003 versus Fiscal 2002 is primarily due to improved working capital performance.

     Cash used for investing activities totaled $70.8 million compared to $870.5 million last year. Acquisitions in the current period required $13.5 million. Acquisitions in the prior period required $805.5 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Capital expenditures in the current six months required $77.9 million compared to $86.6 million last year.

     Cash used for financing activities totaled $421.7 million compared to cash provided by financing activities of $705.7 million last year. There were no proceeds from long-term debt during the current period compared to $768.3 last year. Payments on long-term debt required $9.9 million in the current six months compared to $32.2 million last year. Payments on commercial paper and short-term borrowings required $145.8 million compared to $88.0 million last year. In addition, $325.0 million was provided during the prior year via the issuance of Preferred Stock. Cash provided from stock options exercised totaled $5.5 million versus $46.4 million last year. Dividend payments totaled $284.4 million compared to $278.8 million for the same period last year. There were no share repurchases in the current six months and share repurchases required $45.4 million in the prior year.

     In the first six months of Fiscal 2003, the cash requirements of Streamline were $9.5 million, relating to severance and exit costs.

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

     On September 5, 2002, the Company, Heinz Finance Company and a group of domestic and international banks renewed an $800 million 364-day credit agreement. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support the Company's commercial paper programs. As of October 30, 2002, there was no commercial paper outstanding. As of May 1, 2002, the Company had $119.1 million of commercial paper outstanding and classified as long-term debt.

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

     - With respect to the proposed spin-off and merger between the Company's U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broth and U.S. infant feeding businesses, and a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte,") the ability to obtain Del Monte stockholders' approval and other customary closing conditions;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the six months ended October 30, 2002. For additional information, refer to pages 43-45 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania on September 12, 2002. The following individuals were elected as directors for a one-year term expiring in September 2003:

                                                                            SHARES
DIRECTOR                                                    SHARES FOR     WITHHELD
--------                                                    -----------   ----------
W.R. Johnson..............................................  271,075,963    7,412,556
N.F. Brady................................................  267,549,186   10,939,333
M.C. Choksi...............................................  258,829,790   19,658,729
L.S. Coleman, Jr..........................................  258,245,502   20,243,017
P.H. Coors................................................  261,080,964   17,407,555
E.E. Holiday..............................................  258,330,621   20,157,898
S.C. Johnson..............................................  258,471,266   20,017,253
C. Kendle.................................................  261,314,949   17,173,570
D.R. O'Hare...............................................  261,248,690   17,239,829
T.J. Usher................................................  261,193,646   17,294,873
J.M. Zimmerman............................................  261,299,063   17,189,456

     Shareholders also acted upon the following proposals at the Annual Meeting:

          Elected PricewaterhouseCoopers, LLP the Company's independent accountants for the fiscal year ending May 30, 2003. Votes totaled 267,595,154 for; 21,079,145 against; and 2,577,794 abstentions.

          Approved the Fiscal Year 2003 Stock Incentive Plan. Vote totaled 247,869,651 for; 37,626,351 against; and 5,756,091 abstentions.

          Approved the Senior Executive Incentive Compensation Plan. Votes totaled 256,457,143 for; 30,580,445 against; and 4,214,505 abstentions.

ITEM 5.  OTHER INFORMATION

     See Note 7 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q and "Other Matters" in Part I--Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. The Company has omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by refer-ence are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        4. The Supplemental Indenture between the Company and Bank One, National Association dated as of November 15, 2002.

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

        99(d). Discussion of Results of Operations and Combined Financial
               Statements of SKF Foods for the three and six months ended October 30, 2002 and October 31, 2001.

     (b) Reports on Form 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on August 14, 2002 in connection with the filing by the Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of certifications pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.J. HEINZ COMPANY
                                            (Registrant)

Date: December 12, 2002
                                          By:      /s/ ARTHUR WINKLEBLACK
                                      ..........................................

                                                     Arthur Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: December 12, 2002
                                          By:       /s/ EDWARD MCMENAMIN
                                      ..........................................

                                                      Edward McMenamin
                                                 Vice President -- Finance
                                               (Principal Accounting Officer)

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

Date: December 12, 2002

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

Date: December 12, 2002

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