Form 10-Q
period 2003-01-29
HEINZ H J CO
filed 2003-03-13
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 29, 2003         COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of March 7, 2003 was 351,405,149 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Third Quarter Ended
                                                             ------------------------------------
                                                             January 29, 2003    January 30, 2002
                                                                 FY 2003             FY 2002
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,105,003          $1,928,746
Cost of products sold......................................      1,342,958           1,259,481
                                                                ----------          ----------
Gross profit...............................................        762,045             669,265
Selling, general and administrative expenses...............        440,405             350,635
                                                                ----------          ----------
Operating income...........................................        321,640             318,630
Interest income............................................          9,149               4,620
Interest expense...........................................         58,870              54,468
Other expense, net.........................................         66,470              18,044
                                                                ----------          ----------
Income from continuing operations before income taxes......        205,449             250,738
Provision for income taxes.................................         75,600              89,503
                                                                ----------          ----------
Income from continuing operations..........................        129,849             161,235
Income from discontinued operations, net of tax............         21,770              40,425
                                                                ----------          ----------
Net income.................................................     $  151,619          $  201,660
                                                                ==========          ==========
Income per common share
  Diluted
     Continuing operations.................................     $     0.37          $     0.46
     Discontinued operations...............................           0.06                0.11
                                                                ----------          ----------
       Net income..........................................     $     0.43          $     0.57
                                                                ==========          ==========
  Average common shares outstanding--diluted...............        353,973             352,745
                                                                ==========          ==========
  Basic
     Continuing operations.................................     $     0.37          $     0.46
     Discontinued operations...............................           0.06                0.12
                                                                ----------          ----------
       Net income..........................................     $     0.43          $     0.58
                                                                ==========          ==========
  Average common shares outstanding--basic.................        351,198             349,704
                                                                ==========          ==========
Cash dividends per share...................................     $   0.4050          $   0.4050
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             ------------------------------------
                                                             January 29, 2003    January 30, 2002
                                                                 FY 2003             FY 2002
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $6,043,487          $5,543,869
Cost of products sold......................................      3,857,784           3,528,550
                                                                ----------          ----------
Gross profit...............................................      2,185,703           2,015,319
Selling, general and administrative expenses...............      1,237,142           1,052,841
                                                                ----------          ----------
Operating income...........................................        948,561             962,478
Interest income............................................         21,764              13,333
Interest expense...........................................        165,325             174,260
Other expenses, net........................................        101,452              30,271
                                                                ----------          ----------
Income from continuing operations before income taxes and
  effect of change in accounting principle.................        703,548             771,280
Provision for income taxes.................................        250,790             275,970
                                                                ----------          ----------
Income from continuing operations before effect of change
  in accounting principle..................................        452,758             495,310
Income from discontinued operations, net of tax............         88,738             115,065
                                                                ----------          ----------
Income before effect of change in accounting principle.....        541,496             610,375
Effect of change in accounting principle...................        (77,812)                 --
                                                                ----------          ----------
Net income.................................................     $  463,684          $  610,375
                                                                ==========          ==========
Income per common share
  Diluted
     Continuing operations.................................     $     1.28          $     1.40
     Discontinued operations...............................           0.25                0.33
     Effect of change in accounting principle..............          (0.22)                 --
                                                                ----------          ----------
       Net income..........................................     $     1.31          $     1.73
                                                                ==========          ==========
  Average common shares outstanding--diluted...............        353,973             352,745
                                                                ==========          ==========
  Basic
     Continuing operations.................................     $     1.29          $     1.42
     Discontinued operations...............................           0.25                0.33
     Effect of change in accounting principle..............          (0.22)                 --
                                                                ----------          ----------
       Net income..........................................     $     1.32          $     1.75
                                                                ==========          ==========
  Average common shares outstanding--basic.................        351,198             349,704
                                                                ==========          ==========
Cash dividends per share...................................     $   1.2150          $   1.2025
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 29, 2003    May 1, 2002*
                                                                  FY 2003           FY 2002
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  824,117       $   202,403
Receivables, net............................................      1,106,499         1,232,388
Inventories.................................................      1,287,209         1,196,922
Prepaid expenses and other current assets...................        245,513           156,061
Current assets of discontinued operations...................             --           585,792
                                                                 ----------       -----------
     Total current assets...................................      3,463,338         3,373,566
                                                                 ----------       -----------

Property, plant and equipment...............................      3,453,554         3,201,520
Less accumulated depreciation...............................      1,476,356         1,292,408
                                                                 ----------       -----------
     Total property, plant and equipment, net...............      1,977,198         1,909,112
                                                                 ----------       -----------

Goodwill, net...............................................      1,848,922         1,826,504
Trademarks, net.............................................        612,325           549,635
Other intangibles, net......................................        136,869           142,076
Other non-current assets....................................      1,580,394         1,116,338
Non-current assets of discontinued operations...............             --         1,361,123
                                                                 ----------       -----------
     Total other non-current assets.........................      4,178,510         4,995,676
                                                                 ----------       -----------

     Total assets...........................................     $9,619,046       $10,278,354
                                                                 ==========       ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 29, 2003    May 1, 2002*
                                                                  FY 2003           FY 2002
                                                              ----------------    ------------
                                                                (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $  142,840       $   178,358
Portion of long-term debt due within one year...............        257,569           524,287
Accounts payable............................................        847,743           882,826
Salaries and wages..........................................         47,084            34,355
Accrued marketing...........................................        189,268           155,094
Other accrued liabilities...................................        398,485           431,000
Income taxes................................................        242,996           191,091
Current liabilities of discontinued operations..............             --           112,158
                                                                 ----------       -----------
     Total current liabilities..............................      2,125,985         2,509,169
                                                                 ----------       -----------

Long-term debt..............................................      4,690,557         4,642,968
Deferred income taxes.......................................        301,213           268,307
Non-pension postretirement benefits.........................        188,830           187,275
Other liabilities and minority interest.....................        741,422           777,283
Non-current liabilities of discontinued operations..........             --           174,736
                                                                 ----------       -----------
     Total long-term debt, other liabilities and minority
       interest.............................................      5,922,022         6,050,569

Shareholders' Equity:
Capital stock...............................................        107,882           107,884
Additional capital..........................................        376,879           348,605
Retained earnings...........................................      4,424,855         4,968,535
                                                                 ----------       -----------
                                                                  4,909,616         5,425,024

Less:
  Treasury stock at cost (79,698,311 shares at January 29,
     2003 and 80,192,280 shares at May 1, 2002).............      2,880,791         2,893,198
  Unearned compensation.....................................         23,364               230
  Accumulated other comprehensive loss......................        434,422           812,980
                                                                 ----------       -----------
     Total shareholders' equity.............................      1,571,039         1,718,616
                                                                 ----------       -----------
     Total liabilities and shareholders' equity.............     $9,619,046       $10,278,354
                                                                 ==========       ===========

*Summarized from audited fiscal year 2002 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H.J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              ------------------------------------
                                                              January 29, 2003    January 30, 2002
                                                                  FY 2003             FY 2002
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (Thousands of Dollars)
Cash Flows from Operating Activities
  Net income................................................    $   463,684          $ 610,375
  Net income from discontinued operations...................        (88,738)          (115,065)
                                                                -----------          ---------
  Net income from continuing operations.....................        374,946            495,310
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................        147,828            119,731
    Amortization............................................          9,972             43,256
    Deferred tax provision..................................         37,758             38,799
    Effect of change in accounting principle................         77,812                 --
    Provision for transaction costs and restructuring.......         61,050              8,280
    Other items, net........................................        (51,784)           (54,942)
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................        158,922             17,993
      Inventories...........................................        (75,500)          (221,439)
      Prepaid expenses and other current assets.............        (89,403)          (125,823)
      Accounts payable......................................        (74,289)           (64,710)
      Accrued liabilities...................................        (95,943)           (91,893)
      Income taxes..........................................         79,816             77,711
                                                                -----------          ---------
         Cash provided by operating activities..............        561,185            242,273
                                                                -----------          ---------
Cash Flows from Investing Activities:
    Capital expenditures....................................        (92,249)          (108,172)
    Acquisitions, net of cash acquired......................        (13,554)          (802,668)
    Proceeds from divestitures..............................         54,981             31,889
    Proceeds from spin-off..................................      1,063,557                 --
    Purchases of short-term investments.....................         (8,235)            (2,049)
    Sales and maturities of short-term investments..........             --              7,378
    Other items, net........................................         (7,628)           (29,419)
                                                                -----------          ---------
         Cash provided by/(used for) investing activities...        996,872           (903,041)
                                                                -----------          ---------
Cash Flows from Financing Activities:
    Proceeds from long-term debt............................             --            770,772
    Payments on long-term debt..............................       (487,980)           (37,526)
    (Payments on) proceeds from commercial paper and
      short-term borrowings, net............................       (177,333)             2,219
    Proceeds from preferred stock of subsidiary.............             --            325,000
    Dividends...............................................       (430,991)          (420,568)
    Exercise of stock options...............................          6,523             53,186
    Purchase of treasury stock..............................             --            (45,363)
    Other items, net........................................         14,215             11,637
                                                                -----------          ---------
         Cash (used for)/provided by financing activities...     (1,075,566)           659,357
                                                                -----------          ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         36,995             (5,871)

Effect of discontinued operations...........................        102,228             70,749
                                                                -----------          ---------
Net increase in cash and cash equivalents...................        621,714             63,467
Cash and cash equivalents at beginning of year..............        202,403            138,849
                                                                -----------          ---------
Cash and cash equivalents at end of period..................    $   824,117          $ 202,316
                                                                ===========          =========
Supplemental cash flow information:
Noncash activities:
    Net assets spun-off.....................................    $ 1,644,195          $      --
                                                                ===========          =========

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

(2)   DISCONTINUED OPERATIONS AND SPIN-OFF

      On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In accordance with generally accepted accounting principles, the operating results and net assets related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income and condensed consolidated balance sheets. Discontinued operations for the three and nine months ended January 29, 2003, include operating results for two and eight months, respectively. The net assets distributed to Heinz shareholders have been treated as a dividend and charged to retained earnings.

     The discontinued operations generated sales of $257.4 million and $436.4 million and net income of $21.8 million (net of $5.5 million in tax) and $40.4 million (net of $19.1 million in tax) for the three months ended January 29, 2003 and January 30, 2002, respectively. The discontinued operations generated sales of $1,091.3 million and $1,312.8 million and net income of $88.7 million (net of $35.4 million in tax) and $115.1 million (net of $56.5 million) for the nine months ended January 29, 2003 and January 30, 2002, respectively.

     Net assets related to discontinued operations of $1,660.0 million are reported on the May 1, 2002 condensed consolidated balance sheet. These assets consist of the following:

(Thousands of Dollars)                                         May 1, 2002
----------------------                                         ------------
Receivables.................................................    $  216,759
Inventories.................................................       330,632
Property, plant and equipment, net..........................       340,962
Intangibles.................................................       971,860
Other assets................................................        86,702
                                                                ----------
     Total assets...........................................     1,946,915
                                                                ----------
Accounts payable............................................        55,657
Other accrued liabilities...................................        56,501
Other long-term liabilities.................................       174,736
                                                                ----------
     Total liabilities......................................       286,894
                                                                ----------
     Net assets.............................................    $1,660,021
                                                                ==========

     During the three and nine months ended January 29, 2003, the Company recognized transaction related costs and costs to reduce overhead of the remaining businesses totaling $72.1 million pretax and $100.7 million pretax, respectively.

(3)   INVENTORIES
      The composition of inventories at the balance sheet dates was as follows:

                                                      January 29, 2003    May 1, 2002
                                                      ----------------    -----------
                                                          (Thousands of Dollars)
Finished goods and work-in-process..................     $  986,073       $  922,823
Packaging material and ingredients..................        301,136          274,099
                                                         ----------       ----------
                                                         $1,287,209       $1,196,922
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

     The major components of the restructuring charges and implementation costs and the remaining accrual balances as of January 29, 2003 were as follows:

                                                                     Employee
                                                                  Termination and    Accrued
   (Dollars in Millions)                                          Severance Costs   Exit Costs    Total
   ---------------------                                          ---------------   ----------   -------
   Accrued restructuring costs-- May 1, 2002...................       $ 13.5          $ 10.6     $  24.1
   Amounts utilized/spun off in Fiscal 2003....................        (10.6)          (10.5)      (21.1)
                                                                      ------          ------     -------
   Accrued restructuring costs-- January 29, 2003..............       $  2.9          $  0.1     $   3.0
                                                                      ======          ======     =======

     During the first nine months of Fiscal 2003, the Company utilized $17.7 million of severance and exit cost accruals, principally related to its global overhead reduction plan, primarily in Europe and North America. In addition, as a result of the Merger, a $3.4 million restructuring liability related to ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte in the third quarter of Fiscal 2003.

(5)   RECENTLY ADOPTED ACCOUNTING STANDARDS
      Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual impairment assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003.

      The Company completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003 and, as a result, recorded a transitional impairment charge which is calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the nine-month period ended January 29, 2003, of $77.8 million ($0.22 per share). There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/ Pacific $2.7 million, and Other Operating Entities $20.5 million.

      The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of carrying value to undiscounted cash flows, whereas new rules require a comparison of carrying value to discounted cash flows, which are lower. Under previous requirements, no goodwill impairment would have been recorded on May 2, 2002. Based upon current and forecasted operating results, the Company does not anticipate any further goodwill impairment charges in the near term.

      The effects of adopting the new standards on net income and diluted earnings per share are as follows:

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   ------------------------------------
                                Net Income         Diluted EPS        Net Income         Diluted EPS
                            -------------------   -------------   -------------------   --------------
(Thousands of Dollars)        2003       2002     2003    2002      2003       2002      2003    2002
----------------------      --------   --------   -----   -----   --------   --------   ------   -----
Net income before effect
  of change in accounting
  principle...............  $151,619   $201,660   $0.43   $0.57   $541,496   $610,375   $ 1.53   $1.73
Add: Goodwill
  amortization............        --     14,262      --    0.04         --     40,850       --    0.11
  Trademark amortization..        --      2,132      --    0.01         --      6,392       --    0.02
                            --------   --------   -----   -----   --------   --------   ------   -----
Adjusted net income before
  effect of change in
  accounting principle....   151,619    218,054    0.43    0.62    541,496    657,617     1.53    1.86
Effect of change in
  accounting principle....        --         --      --      --    (77,812)        --    (0.22)     --
                            --------   --------   -----   -----   --------   --------   ------   -----
Adjusted net income.......  $151,619   $218,054   $0.43   $0.62   $463,684   $657,617   $ 1.31   $1.86
                            ========   ========   =====   =====   ========   ========   ======   =====

     Income from continuing operations for the three and nine month periods ended January 30, 2002 would have been $169.2 million and $528.8 million or $0.02 and $0.09 per share higher, respectively, and net income for Fiscal 2002 would have been $699.1 million or $0.13 per share higher had the provisions of the new standards been applied as of May 3, 2001.

     Changes in the carrying amount of goodwill for the nine months ended January 29, 2003, by reportable segment, are as follows:

                                              Heinz                                        Other
                                              North       U.S.                 Asia/     Operating
        (Thousands of Dollars)               America     Frozen     Europe    Pacific    Entities      Total
        ----------------------               --------   --------   --------   --------   ---------   ----------
        Balance at May 1, 2002.............  $581,261   $471,351   $639,465   $109,613   $ 24,814    $1,826,504
        Acquisition/(disposal).............    (5,564)        --         --     10,232     (3,453)        1,215
        Effect of change in accounting
          principle........................        --         --    (54,533)    (2,737)   (20,542)      (77,812)
        Purchase accounting
          reclassifications................     1,737      5,287    (21,875)        --         --       (14,851)
        Translation adjustments............     1,140         --     91,080     21,262        701       114,183
        Other..............................      (141)    (1,291)    (1,244)     2,427        (68)         (317)
                                             --------   --------   --------   --------   --------    ----------
        Balance at January 29, 2003........  $578,433   $475,347   $652,893   $140,797   $  1,452    $1,848,922
                                             ========   ========   ========   ========   ========    ==========

     Trademarks and other intangible assets at January 29, 2003 and May 1, 2002, subject to amortization expense, are as follows:

                                  January 29, 2003                       May 1, 2002
                           -------------------------------     -------------------------------
                                        Accum                               Accum
(Thousands of Dollars)      Gross       Amort       Net         Gross       Amort       Net
----------------------     --------   ---------   --------     --------   ---------   --------
Trademarks...............  $192,138   $ (45,050)  $147,088     $179,496   $ (28,238)  $151,258
Licenses.................   208,186    (111,145)    97,041      208,186    (106,730)   101,456
Other....................    94,636     (54,808)    39,828       87,941     (47,321)    40,620
                           --------   ---------   --------     --------   ---------   --------
                           $494,960   $(211,003)  $283,957     $475,623   $(182,289)  $293,334
                           ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $10.0 million for the nine months ended January 29, 2003. Based upon the amortizable intangible assets recorded on the balance sheet at January 29, 2003, amortization expense for each of the next five years is estimated to be approximately $13.3 million.

     Intangible assets not subject to amortization at January 29, 2003 and May 1, 2002, were $465.2 million and $398.4 million, respectively, and consisted solely of trademarks.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the nine months ended January 29, 2003.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities that are initiated after December 31, 2002.

(6)   RECENTLY ISSUED ACCOUNTING STANDARDS

     During the third quarter of fiscal 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 are effective as of January 29, 2003. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. The Company has not issued or modified any material guarantees since December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The provisions of SFAS No. 148 are effective for the Company beginning in Fiscal Year 2004.

(7)   SEGMENTS
      The Company's reportable segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management. The Heinz North America segment now includes only those businesses that were retained by Heinz following the Del Monte transaction. Prior periods have been reclassified to conform with the current presentation. Descriptions of the Company's reportable segments are as follows:

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

        Other Operating Entities--This segment includes the Company's operations in Africa, Venezuela and other areas that sell products in all of the Company's core categories. During the third quarter, the Company deconsolidated its Zimbabwe operations which have historically been consolidated in this segment.

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

     The following table presents information about the Company's reportable segments:

                                                Third Quarter Ended                    Nine Months Ended
                                        -----------------------------------   -----------------------------------
                                        January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
                                            FY 2003            FY 2002            FY 2003            FY 2002
                                        ----------------   ----------------   ----------------   ----------------
                                                                 (Thousands of Dollars)
   Net external sales:
     Heinz North America..............     $  563,739         $  563,043         $1,657,607         $1,613,455
     U.S. Frozen......................        293,146            311,667            855,379            820,053
     Europe...........................        797,843            695,882          2,236,745          2,064,681
     Asia/Pacific.....................        289,907            252,975            827,977            737,025
     Other Operating Entities.........        160,368            105,179            465,779            308,655
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $2,105,003         $1,928,746         $6,043,487         $5,543,869
                                           ==========         ==========         ==========         ==========
   Intersegment sales:
     Heinz North America..............     $   11,930         $   10,028         $   28,262         $   21,573
     U.S. Frozen......................          2,967              2,423              6,785              7,575
     Europe...........................          1,415              1,944              4,474              4,360
     Asia/Pacific.....................            742                713              2,435              1,942
     Other Operating Entities.........            617                632              1,625                649
     Non-Operating (a)................        (17,671)           (15,740)           (43,581)           (36,099)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $       --         $       --         $       --         $       --
                                           ==========         ==========         ==========         ==========
   Operating income (loss):
     Heinz North America..............     $  104,072         $  110,435         $  308,686         $  355,765
     U.S. Frozen......................         51,101             60,265            167,745            165,593
     Europe...........................        144,565            136,785            424,746            406,787
     Asia/Pacific.....................         36,023             20,411             85,027             71,362
     Other Operating Entities.........         36,824             12,580             81,437             39,490
     Non-Operating (a)................        (50,945)           (21,846)          (119,080)           (76,519)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $  321,640         $  318,630         $  948,561         $  962,478
                                           ==========         ==========         ==========         ==========
   Operating income (loss) excluding
     special items (b):
     Heinz North America..............     $  123,584         $  110,435         $  340,447         $  360,539
     U.S. Frozen......................         51,101             60,265            167,745            165,593
     Europe...........................        144,565            136,785            424,746            408,502
     Asia/Pacific.....................         36,023             20,411             85,027             71,960
     Other Operating Entities.........         36,824             12,580             81,437             39,490
     Non-Operating (a)................        (28,544)           (21,846)           (80,379)           (75,326)
                                           ----------         ----------         ----------         ----------
     Consolidated Totals..............     $  363,553         $  318,630         $1,019,023         $  970,758
                                           ==========         ==========         ==========         ==========

---------------
(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.
(b) Third Quarter ended January 29, 2003 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining core businesses as follows: Heinz North America $19.5 million and Non-Operating $22.4 million.
    Nine Months ended January 29, 2003 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining core businesses as follows: Heinz North America $31.8 million and Non-Operating $38.7 million. Nine Months ended January 30, 2002 - Excludes implementation and restructuring costs of Streamline as follows: Heinz North America $4.8 million, Europe $1.7 million, Asia/Pacific $0.6 million and Non-Operating $1.2 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                  Third Quarter Ended                    Nine Months Ended
                                          -----------------------------------   -----------------------------------
                                          January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
                                              FY 2003            FY 2002            FY 2003            FY 2002
                                          ----------------   ----------------   ----------------   ----------------
                                                                   (Thousands of Dollars)
   Ketchup, Condiments and Sauces.......     $  667,635         $  717,061         $1,998,956         $1,946,069
   Frozen Foods.........................        506,938            551,310          1,469,338          1,427,052
   Tuna.................................        123,361            101,905            367,859            331,731
   Soups, Beans and Pasta Meals.........        329,010            187,700            867,360            749,973
   Infant Foods.........................        199,759            189,176            577,846            552,630
   Other................................        278,300            181,594            762,128            536,414
                                             ----------         ----------         ----------         ----------
       Total............................     $2,105,003         $1,928,746         $6,043,487         $5,543,869
                                             ==========         ==========         ==========         ==========

(8) EARNINGS PER SHARE
    The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                                  Third Quarter Ended                    Nine Months Ended
                                          -----------------------------------   -----------------------------------
                                          January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
                                              FY 2003            FY 2002            FY 2003            FY 2002
                                          ----------------   ----------------   ----------------   ----------------
                                                          (In Thousands, Except per Share Amounts)
   Income from continuing operations
     before effect of change in
     accounting principle...............      $129,849           $161,235           $452,758           $495,310
   Preferred dividends..................             5                  5                 14                 15
                                              --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock before
     effect of change in accounting
     principle..........................       129,854            161,240            452,772            495,325
   Effect of change in accounting
     principle..........................            --                 --            (77,812)                --
                                              --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock.........      $129,854           $161,240           $374,960           $495,325
                                              ========           ========           ========           ========
     Average common shares
       outstanding--basic...............       351,198            349,704            351,198            349,704
     Effect of dilutive securities:
       Convertible preferred stock......           147                164                147                164
       Stock options....................         2,628              2,877              2,628              2,877
                                              --------           --------           --------           --------
     Average common shares
       outstanding--diluted.............       353,973            352,745            353,973            352,745
                                              ========           ========           ========           ========

(9)   COMPREHENSIVE INCOME

                                                  Third Quarter Ended                    Nine Months Ended
                                          -----------------------------------   -----------------------------------
                                          January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
                                              FY 2003            FY 2002            FY 2003            FY 2002
                                          ----------------   ----------------   ----------------   ----------------
                                                                   (Thousands of Dollars)
   Net income...........................      $151,619           $201,660           $463,684           $610,375
   Other comprehensive income:
       Foreign currency translation
         adjustment.....................       252,135            (51,197)           376,057            (51,571)
       Minimum pension liability
         adjustment.....................          (799)               (51)              (443)             1,107
       Net deferred gains/(losses) on
         derivatives from periodic
         revaluations...................        15,341               (900)            26,932             (1,637)
       Net deferred (gains)/losses on
         derivatives reclassified to
         earnings/spun off..............       (10,777)             2,084            (23,988)             2,325
                                              --------           --------           --------           --------
   Comprehensive income.................      $407,519           $151,596           $842,242           $560,599
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

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the nine months ended January 29, 2003, losses of $33.5 million, net of income taxes of $19.7 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

     HEDGE INEFFECTIVENESS: During the nine months ended January 29, 2003, hedge ineffectiveness related to cash flow hedges was a net loss of $0.5 million, which is reported in the consolidated statements of income as other expenses, net.

     DEFERRED HEDGING GAINS AND LOSSES: As of January 29, 2003, the Company is hedging forecasted transactions for periods not exceeding 15 months. During the next 12 months, the Company expects $1.7 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In connection with the Del Monte transaction, the Company received $1.06 billion in cash. The cash was used to fund:

     - The retirement of maturing long-term debt ($200 million);

     - The early retirement of long-term debt ($240 million, which includes the cost of early retirement);

     - The retirement of long-term debt maturing shortly after the end of the Company's fiscal third quarter ($250 million);

     - The termination of operating lease obligations on assets transferred to Del Monte ($104 million); and

     - The retirement of short-term debt incurred in connection with the Del Monte transaction ($53 million).

     The balance of the cash was invested pending further debt reduction activities and the payment of additional transaction related expenses.

     In accordance with generally accepted accounting principles, the operating results and net assets related to these businesses spun off to Del Monte have been included in discontinued operations in the Company's consolidated statements of income and condensed consolidated balance sheets. Discontinued operations for the three and nine months ended January 29, 2003, represent operating results for two and eight months, respectively. The net assets distributed to Heinz shareholders have been treated as a dividend and charged to retained earnings.

     The discontinued operations generated sales of $257.4 million and $436.4 million and net income of $21.8 million (net of $5.5 million in tax) and $40.4 million (net of $19.1 million in tax) for the three months ended January 29, 2003 and January 30, 2002, respectively. The discontinued operations generated sales of $1,091.3 million and $1,312.8 million and net income of $88.7 million (net of $35.4 million in tax) and $115.1 million (net of $56.5 million) for the nine months ended January 29, 2003 and January 30, 2002, respectively.

STREAMLINE

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline." This initiative included a worldwide organizational restructuring aimed at reducing overhead costs, the closure of the Company's tuna operations in Puerto Rico, the consolidation of the Company's North American canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the Company's Terminal Island, California facility), and the divestiture of the Company's U.S. fleet of fishing boats and related equipment. For more information regarding Streamline, please refer to the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. Net income from continuing operations for the quarter and nine months ended January 30, 2002 would have been $169.2 million or $0.02 per share higher and $528.8 million or $0.09 per share higher, respectively, had the provisions of the new standards been applied as of May 3, 2001.

     During the first half of Fiscal 2003, the Company completed its transitional impairment review and recognized a transition adjustment of $77.8 million ($0.22 per share) to write down goodwill associated with its businesses in Eastern Europe, Argentina, Spain, South Korea and South Africa. This adjustment is recorded as an effect of change in accounting principle as of May 2, 2002.

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

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of SFAS No. 146 to all disposal activities that are initiated after December 31, 2002.

            THREE MONTHS ENDED JANUARY 29, 2003 AND JANUARY 30, 2002

RESULTS OF CONTINUING OPERATIONS

     For the three months ended January 29, 2003, sales increased $176.3 million, or 9.1%, to $2.11 billion. Sales were favorably impacted by pricing (5.4%), foreign exchange translation rates (6.1%) and acquisitions (0.9%.) The favorable impact of acquisitions is primarily related to prior year acquisitions in the Heinz North America segment. The favorable pricing was realized primarily in certain highly inflationary countries, Europe and Asia/Pacific. Sales were negatively impacted by unfavorable volumes (1.9%), primarily in the Heinz North America segment and certain highly inflationary countries and by divestitures (1.4%.)

     The current year's third quarter was negatively impacted by costs related to the Del Monte transaction and costs to reduce overhead of the remaining core businesses totaling $72.1 million pretax ($0.15 per share) which are classified primarily as selling, general and administrative ("SG&A") expenses. The costs related to the Del Monte transaction include employee termination and severance costs, legal and other professional service costs and cost related to the early retirement of debt. In addition, the third quarter was negatively impacted by a loss on the disposal of a North American fish and vegetable business of $9.4 million pretax ($0.03 per share).

     Gross profit increased $92.8 million, or 13.9%, to $762.0 million. Excluding the special items noted above, gross profit increased $94.4 million, or 14.1%, to $763.6 million and the gross profit margin increased to 36.3% from 34.7%. The increase in gross profit margin occurred across all segments except U.S. Frozen. This increase is primarily related to favorable pricing and foreign exchange as well as the benefit of reduced amortization of intangible assets of approximately $13.0 million.

     As reported, SG&A expenses increased $89.8 million, or 25.6%, to $440.4 million. Excluding the special items noted above, SG&A increased $49.4 million, or 14.1%, to $400.1 million and it increased as a percentage of sales to 19.0% from 18.2%. The increase is primarily driven by increases in Selling and Distribution (S&D) expenses in the European and Asia/Pacific segments and increased General and Administrative (G&A) expenses in the European and Non-operating segments. Marketing spend increased 25.5% reflecting increased spending in the Europe and Asia/ Pacific segment, offset by reductions in the North America segment.

     Operating income increased $3.0 million, or 0.9%, to $321.6 million. Excluding the special items noted above, operating income increased $44.9 million, or 14.1%, to $363.6 million and increased as a percentage of sales to 17.3% from 16.5%.

     Net interest expense was consistent with the prior year. Other expense increased $48.4 million to $66.5 million from $18.0 million last year. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt and increases in minority interest expense, largely related to increased profitability in joint ventures in certain highly inflationary countries. The effective tax rate for the current quarter was 36.8% compared to 35.7% last year. Excluding the special items noted above, the effective rate was 33.3% in the current quarter compared to 35.7% last year.

     Net income from continuing operations in the current quarter was $129.8 million compared to $161.2 million last year and diluted earnings per share was $0.37 in the current quarter versus $0.46 in the same period last year. Excluding special items, net income from continuing operations increased $30.3 million to $191.5 million, and diluted earnings per share from continuing operations increased 17.4%, to $0.54 from $0.46 last year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $0.7 million, or 0.1%. Acquisitions, net of divestitures, increased sales by 1.9%, due primarily to the prior year acquisition of Royal American Foods frozen desserts. Lower pricing decreased sales 0.7% primarily related to portion control. Sales volume decreased 1.4% mainly related to decreases in foodservice ketchup, partially offset by a 3.3% increase in U.S. retail ketchup. The stronger Canadian dollar increased sales 0.3%.

     Gross profit increased $5.7 million, or 2.7%, to $213.4 million. Excluding special items, gross profit increased $7.3 million, or 3.5%, due primarily to decreased manufacturing costs and reduced amortization expense on intangible assets. Operating income decreased $6.4 million, or 5.8%, to $104.1 million. Excluding special items, operating income increased $13.1 million, or 11.9%, to $123.6 million, due primarily to the change in gross profit and reduced marketing expense.

U.S. FROZEN

     U.S. Frozen's sales decreased $18.5 million, or 5.9%. Sales volume decreased 0.7% as the significant increase in SmartOnes frozen entrees was offset by a reduction in appetizers and Boston Market HomeStyle side dishes and meals. Lower pricing decreased sales 3.4%, primarily due to increased trade promotions related to appetizers and Boston Market HomeStyle meals. Divestitures reduced sales by 1.8%.

     Gross profit decreased $10.5 million, or 9.3%, and the gross profit margin decreased to 35.2% from 36.5%, primarily due to price decreases. Operating income decreased $9.2 million, or 15.2%, to $51.1 million primarily due to the change in gross profit and increased marketing expenses, partially offset by a significant reduction in G&A expenses due to realized synergies related to prior year acquisitions.

EUROPE

     Heinz Europe's sales increased $102.0 million, or 14.7%. Favorable foreign exchange translation rates increased sales by 12.0%. Higher pricing increased sales 2.3%, primarily due to beans, soup and infant feeding. Higher volume increased sales 0.7%, driven primarily by seafood and ketchup, partially offset by planned SKU rationalizations and volume decreases in frozen entrees. Divestitures reduced sales 0.3%.

     Gross profit increased $48.9 million, or 19.7%, due primarily to favorable foreign exchange rates, pricing and reduced amortization expense related to intangible assets. Operating income increased $7.8 million, or 5.7%, to $144.6 million primarily attributable to the increase in gross profit and the favorable impact of foreign exchange, offset partially by increased marketing and G&A expenses.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $36.9 million, or 14.6%. Favorable foreign exchange translation rates increased sales by 12.8%. Higher pricing increased sales 2.5%, primarily due to poultry and juices/drinks, partially offset by decreases in frozen vegetables. Volume decreased 2.5%, driven primarily by juices/drinks and cooking oils, partially offset by frozen vegetables. Acquisitions, net of divestitures, increased sales by 1.8%.

     Gross profit increased $24.0 million, or 33.3%, due primarily to favorable foreign exchange rates, increased pricing and reduced manufacturing costs. Operating income increased $15.6 million, or 76.5%, to $36.0 million from $20.4 million primarily due to the change in gross profit, partially offset by increased S&D and marketing expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $55.2 million, or 52.5% primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $22.5 million, or 78.7%, due primarily to favorable pricing. Operating income increased $24.2 million, or 192.7%, due primarily to the increase in gross profit.

            NINE MONTHS ENDED JANUARY 29, 2003 AND JANUARY 30, 2002

RESULTS OF CONTINUING OPERATIONS

     For the nine months ended January 29, 2003, sales increased $499.6 million, or 9.0%, to $6.04 billion from $5.54 billion last year. Sales were favorably impacted by pricing (5.2%), foreign exchange translation rates (4.5%) and acquisitions (2.7%). The favorable impact of acquisitions is primarily related to the prior year acquisitions in the Heinz North America and U.S. Frozen segments. The favorable pricing was realized primarily in certain highly inflationary countries, Europe and Asia/Pacific. Sales were negatively impacted by unfavorable volumes of 2.5%. Divestitures reduced sales by 0.9%.

     The current year's results were negatively impacted by costs related to the Del Monte transaction and costs to reduce overhead of the remaining core businesses totaling $110.1 million pretax ($0.23 per share) which are classified primarily as selling, general and administrative ("SG&A") and other expenses. These include employee termination and severance costs, legal and other professional service costs and cost related to the early extinguishment of debt. Last year's results were negatively impacted by Streamline restructuring charges and implementation costs totaling $8.3 million pretax ($0.02 per share.)

     Gross profit increased $170.4 million, or 8.5%, to $2,185.7 million. Excluding the special items, gross profit increased $172.5 million, or 8.6%, to $2,189.2 million however the gross profit margin decreased slightly to 36.2% from 36.4%. This decrease was partially offset by the favorable pricing discussed above and the benefit of reduced amortization of intangible assets of approximately $36.5 million.

     SG&A increased $184.3 million, or 17.5%, to $1,237.1 million. Excluding the special items noted above, SG&A increased $124.2 million, or 11.9%, to $1,170.2 million and increased as a percentage of sales to 19.4% from 18.9%. The increase is primarily driven by increased S&D and marketing spend across all segments and increased G&A expenses in the Europe, Heinz North America and Asia/Pacific segments.

     Operating income decreased $13.9 million, or 1.4%, to $948.6 million. Excluding the special items noted above, operating income increased $48.3 million, or 5.0%, to $1,019.0 million and decreased as a percentage of sales to 16.9% from 17.5%.

     Net interest expense decreased $17.4 million to $143.6 million, driven primarily by lower interest rates over the past year and interest earned on cash received from the Del Monte transaction. Other expense increased $71.2 million to $101.5 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt as a result of the Merger discussed above and increases in minority interest expense, largely related to increased profitability in joint ventures in certain highly inflationary countries. The effective tax rate for the nine months ended January 29, 2003 was 35.6% compared to 35.8% last year. Excluding the special items noted above, the effective rate was 34.5% in the current period compared to 35.7% last year.

     Net income for the current nine months (before effect of change in accounting principle related to the adoption of SFAS No. 142) was $452.8 million compared to $495.3 million last year and diluted earnings per share (before cumulative effect of change in accounting related to the adoption of SFAS No.
142) was $1.28 in the current nine months versus $1.40 in the same period last year. Excluding the special items noted above, net income increased $31.6 million to $532.9 million from $501.4 million last year, and diluted earnings per share increased 6.3%, to $1.51.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $44.2 million, or 2.7%. Acquisitions, net of divestitures, increased sales 2.9%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups and Royal American Foods frozen desserts. Higher pricing increased sales 0.3% due mainly to ketchup, portion control and frozen soup. Sales volume decreased 0.5% as increases in foodservice ketchup and specialty sauces were offset by decreases primarily in frozen soup.

     Gross profit decreased $4.2 million, or 0.7%, to $608.6 million. Excluding special items, gross profit was consistent with prior year and the gross profit margin decreased to 36.9% from 38.0% due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by reduced amortization expense on intangible assets with indefinite lives and acquisitions. Operating income decreased $47.1 million, or 13.2%, to $308.7 million. Excluding special items, operating income decreased $20.1 million, or 5.6%, to $340.4 million from $360.5 million, due primarily to increased marketing and higher S&D and G&A expenses.

U.S. FROZEN

     U.S. Frozen's sales increased $35.3 million, or 4.3%. Acquisitions, net of divestures, increased sales 8.4%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Lower pricing decreased sales 1.2%, primarily due to Boston Market HomeStyle meals and appetizers, partially offset by a reduction in trade promotions primarily related to the launch of Hot Bites in the prior year. Sales volume decreased 2.9% driven by declines in frozen potatoes, Boston Market HomeStyle side dishes and the rationalization of Hot Bites partially offset by SmartOnes frozen entrees.

     Gross profit increased $16.4 million, or 5.3%, and the gross profit margin increased to 37.8% from 37.4%. The increase in gross profit is primarily due to acquisitions and reduced manufacturing costs, partially offset by lower pricing. Operating income increased $2.2 million, or 1.3%, to $167.7 million due primarily to the change in gross profit and reduced G&A expenses, partially offset by increased marketing and S&D.

EUROPE

     Heinz Europe's sales increased $172.1 million, or 8.3%. Favorable foreign exchange translation rates increased sales by 8.7%. Higher pricing increased sales 1.7%, primarily due to seafood, beans, ketchup and soups. Lower volume decreased sales 1.3%, driven primarily by planned SKU ratio-nalizations and frozen pizza, partially offset by volume increases in frozen entrees and ketchup. Divestitures reduced sales by 0.8%.

     Gross profit increased $78.9 million, or 10.0%, to $864.8 million. Excluding special items, gross profit increased $77.5 million, or 9.8%, due primarily to favorable foreign exchange rates, pricing and reduced amortization expense related to intangible assets. Operating income increased $18.0 million, or 4.4%, to $424.7 million. Excluding special items, operating income increased $16.2 million, or 4.0%, to $424.7 million primarily attributable to the favorable change in gross profit, offset partially by increased S&D, G&A and marketing expenses.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $91.0 million, or 12.3%. Favorable foreign exchange translation rates increased sales by 10.0%. Higher pricing increased sales 3.1%, primarily due to poultry, juices/drinks and sauces. Volume decreased sales 2.0%, driven primarily by cooking oils and pet food, partially offset by increases in sauces. Acquisitions, net of divestitures, increased sales by 1.2%.

     Gross profit increased $34.5 million, or 15.3%, due primarily to favorable foreign exchange rates, increased pricing and favorable manufacturing costs. Operating income increased $13.7 million, or 19.1%, to $85.0 million. Excluding special items, operating income increased $13.1 million, or 18.2%, to $85.0 million primarily due to the change in gross profit, offset partially by increased marketing and G&A expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $157.1 million, or 50.9%, primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $42.8 million, or 51.4%, due primarily to favorable pricing. Operating income increased $41.9 million due primarily to the increase in gross profit; however, this increase is significantly offset by increased minority interest expense recorded below operating income.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities was $561.2 million compared to $242.3 million last year. The increase in Fiscal 2003 versus Fiscal 2002 is primarily due to improved working capital performance.

     Cash provided by investing activities totaled $996.9 million compared to cash used by investing activities of $903.0 million last year. Cash provided by the spin off was $1,063.6 million in the current year. Acquisitions in the current period required $13.6 million. Acquisitions in the prior period required $802.7 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Capital expenditures in the current nine months required $92.2 million compared to $108.2 million last year.

     Cash used for financing activities totaled $1,075.6 million compared to cash provided by financing activities of $659.4 million last year. There were no proceeds from long-term debt in the current period compared to $770.8 million last year. Payments on long-term debt required $488.0 million in the current nine months compared to $37.5 million last year. Payments on commercial paper and short-term borrowings required $177.3 million compared to providing $2.2 million last year. In addition, $325.0 million was provided during the prior year via the issuance of Preferred Stock. Cash provided from stock options exercised totaled $6.5 million versus $53.2 million last year. Dividend payments totaled $431.0 million compared to $420.6 million for the same period last year. There were no share repurchases in the current nine months and share repurchases required $45.4 million in the prior year.

     The Company's net debt obligations on January 29, 2003 (total debt less cash ($824.1 million) and the fair value of interest rate swaps ($227.0 million)) was $4,039.9 million as compared to $5,119.6 million (total debt less cash ($202.4 million) and the fair value of interest rate swaps ($23.6 million)) at May 1, 2002.

     In the first nine months of Fiscal 2003, the cash requirements of Streamline were $17.7 million, relating to severance and exit costs.

     On September 5, 2002, the Company, Heinz Finance Company and a group of domestic and international banks renewed an $800 million 364-day credit agreement. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support the Company's commercial paper programs. As of January 29, 2003 there was no commercial paper outstanding. As of May 1, 2002, the Company had $119.1 million of commercial paper outstanding and classified as long-term debt.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the condensed consolidated balance sheet as at January 29, 2003. If this situation continues to deteriorate, the Company's ability to recover its investment could be impaired.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2003 results. The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions in an amount at least equal to that of last fiscal year, capital expansion programs and dividends to shareholders. The Company's goal remains the achievement of previously communicated earnings per share for the full year.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 29, 2003, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 are effective as of January 29, 2003. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. The Company has not issued or modified any material guarantees since December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The provisions of SFAS No. 148 are effective for the Company beginning in fiscal year 2004.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Except for historical information, matters discussed in this report, including the management's discussion and analysis, the financial statements and footnotes, and the statements about future growth, profitability, costs, expectations, plans, or objectives, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, production costs, energy costs, achieving cost savings programs, currency valuations (notably the euro and the pound sterling) and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, risks inherent in international operations, particularly the performance of business in hyperinflationary environments and litigation, the Company's ability to achieve its goal for a simpler, more focused business following the spin-off of certain businesses to Del Monte Foods Company, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended May 1, 2002, and the Company's subsequent filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the nine months ended January 29, 2003. For additional information, refer to pages 43-45 of the Company's Annual Report to Shareholders for the fiscal year ended May 1, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

         4. The Second Supplement dated as of November 15, 2002, to the Indenture between the Company and Bank One, National Association dated as of November 6, 2000.

        12. Computation of Ratios of Earnings to Fixed Charges.

        99(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.

        99(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.

     (b) Reports on Form 8-K

     Reports on Form 8-K were filed with the Securities and Exchange Commission on (i) December 6, 2002, in connection with the announcement by the Company of second quarter results for the businesses being spun off to Del Monte Foods Company; (ii) January 6, 2003, in connection with the spinoff of certain businesses to Del Monte Foods Company, providing unaudited pro forma consolidated financial statements of income for the six months ended October 30, 2002 and October 31, 2001, unaudited pro forma consolidated statements of income for the fiscal years ended May 1, 2002, May 2, 2001, and May 3, 2000, and an unaudited pro forma consolidated balance sheet as of October 30, 2002; and (iii) January 17, 2003, furnishing details as to the impact on the Company's prior results of the disposition of certain assets to Del Monte Foods Company and providing unaudited pro forma consolidated statements of income for the three months ended July 31, 2002, October 30, 2002, August 1, 2001, October 31, 2001, January 30, 2002, and May 1, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.J. HEINZ COMPANY
                                            (Registrant)

Date: March 13, 2003
                                          By:      /s/ ARTHUR WINKLEBLACK
                                      ..........................................

                                                     Arthur Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 13, 2003
                                          By:       /s/ EDWARD MCMENAMIN
                                      ..........................................

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                          By:      /s/ ARTHUR WINKLEBLACK
                                            ------------------------------------
                                            Name: Arthur Winkleblack
                                            Title:  Executive Vice President and
                                                 Chief Financial Officer

                                                                   EXHIBIT 99(A)

           CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER RELATING TO A
                PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

     I, William R. Johnson, Chairman, President and Chief Executive Officer, of H.J. Heinz Company, a Pennsylvania corporation (the "Company"), hereby certify that;

     1. The Company's periodic report on Form 10-Q for the period ended January 29, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date March 13, 2003

                                          /s/ William R. Johnson
                                          --------------------------------------
                                          Name: William R. Johnson
                                          Title: Chairman, President and Chief
                                                 Executive Officer

                                                                   EXHIBIT 99(B)

           CERTIFICATION BY THE CHIEF FINANCIAL OFFICER RELATING TO A
                PERIODIC REPORT CONTAINING FINANCIAL STATEMENTS

     I, Arthur Winkleblack, Executive Vice President and Chief Financial Officer of H.J. Heinz Company, a Pennsylvania corporation (the "Company"), hereby certify that:

     1. The Company's periodic report on Form 10-Q for the period ended January 29, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 13, 2003

                                          /s/ ARTHUR WINKLEBLACK
                                          --------------------------------------
                                          Name: Arthur Winkleblack
                                          Title: Executive Vice President and
                                          Chief
                                              Financial Officer