Form 10-K
period 2003-04-30
HEINZ H J CO
filed 2003-07-24
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No _

     As of June 30, 2003 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$11,618,470,904.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of June 30, 2003, was 352,745,885 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 12, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended April 30, 2003, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

                                     PART I

ITEM 1.  BUSINESS.

     H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 at Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the "Company") manufacture and market an extensive line of processed food products throughout the world. The Company's principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products.

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

     The Company manufactures and contracts for the manufacture of its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and certain other fruits and vegetables are generally purchased on the open market. Tuna is obtained through spot and term contracts directly with tuna vessel owners or their cooperatives and by brokered transactions.

     The following table lists the number of the Company's principal food processing factories and major trademarks by region:

                            Factories
                          --------------
                          Owned   Leased                   Major Trademarks
                          -----   ------                   ----------------
North America              22        5     Heinz, Classico, Quality Chef, Yoshida, Jack
                                           Daniels*, Catelli, Wyler's, E-Z Squirt, Diana
                                           Sauce, Bell 'Orto, Bella Rosa, Pablum, Chef
                                           Francisco, Domani, Dianne's, Ore-Ida, Bagel
                                           Bites, Moore's, Rosetto, Weight Watchers*, Boston
                                           Market*, Smart Ones, Hot Bites, Poppers, TGI
                                           Friday's*, Delimex

Europe                     32        4     Heinz, Petit Navire, John West, Mare D'Oro,
                                           Mareblu, Marie Elisabeth, Orlando, Guloso, Linda
                                           McCartney*, Weight Watchers*, Farley's, Farex,
                                           Sonnen Basserman, Plasmon, Nipiol, Dieterba,
                                           Ortobuono, Frank Coopers*, Pudliszki, Go Ahead!*,
                                           Ross, Hak, Honig, De Ruijter

Asia/Pacific               18        4     Heinz, Tom Piper, Wattie's, ABC, Tegel, Chef,
                                           Champ, Craig's, Bruno, Winna, Hellaby, Hamper,
                                           Farley's, Greenseas, Gourmet, Nurture, Complan,
                                           Farex

Other Operating Entities    7        2     Heinz, Olivine, Wellington's, Ganave, Champs,
                                           Royal Pacific, John West
                           --       --
                           79       15     * Used under license

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

     The Company's products are sold through its own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants and certain government agencies. For Fiscal 2003, no single customer represented more than 10% of the Company's sales.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2004 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings or competitive position of the Company.

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

     The Company employed, on a full-time basis as of April 30, 2003, approximately 38,900 persons around the world.

     Segment information is set forth in this report on pages 56 through 58 in
Note 15, "Segment Information" in Item 8--"Financial Statements and Supplementary Data."

     Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time, exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date, such exchange restrictions have not had a material adverse effect on the Company's operations.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result,"

"are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal", "outlook" or similar expressions identify "forward-looking statements" within the meaning of the Act.

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

     - Competitive product and pricing pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others;

     - Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships;

     - The impact of higher energy costs and other factors affecting the cost of producing, transporting and distributing the Company's products;

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

     - The Company's ability to achieve its cost savings objectives, including any restructuring programs, SKU rationalization programs and its working capital initiatives;

     - The impact of unforeseen economic and political changes in markets where the Company competes, such as export and import restrictions, currency exchange rates and restrictions, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from continued decline in stock market returns;

     - The performance of businesses in hyperinflationary environments;

     - Changes in estimates in critical accounting judgments;

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

ITEM 2.  PROPERTIES.

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 12, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers or until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 12, 2003.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2003)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William R. Johnson             54             Chairman, President, and Chief Executive
                                              Officer since September 2000; President and
                                              Chief Executive Officer from April 1998 to
                                              September 2000.

Neil Harrison                  50             Executive Vice President--President and Chief
                                              Executive Officer--Heinz North America since
                                              July 2002; Senior Vice President and
                                              President--Heinz Frozen Food Company from
                                              September 2001 to July 2002; President and
                                              Chief Executive Officer--Heinz Frozen Food
                                              Company from October 1998 to September 2001;
                                              President and Chief Executive Officer--Weight
                                              Watchers Gourmet Food Company from August 1997
                                              to October 1998.

Joseph Jimenez                 43             Executive Vice President--President and Chief
                                              Executive Officer Heinz Europe since July 2002;
                                              Senior Vice President and President--Heinz
                                              North America from September 2001 to July 2002;
                                              President and Chief Executive Officer--Heinz
                                              North America from November 1998 to September
                                              2001; President--Orville Redenbacher/Swiss Miss
                                              Food Company and Wesson/Peter Pan Food Company
                                              from March 1997 to November 1998.

Arthur B. Winkleblack          46             Executive Vice President and Chief Financial
                                              Officer since January 2002; Acting Chief
                                              Operating Officer--Perform.com and Chief
                                              Executive Officer--Freeride.com at Indigo
                                              Capital (Provided financing for early stage
                                              technology companies) (1999-2001); Executive
                                              Vice President and Chief Financial Officer--C.
                                              Dean Metropoulos & Co. (Provides management
                                              services for consumer product investments of
                                              Hicks, Muse, Tate & Furst) (1998-1999).

Michael J. Bertasso            53             Senior Vice President--President Heinz
                                              Asia/Pacific since September 2002; Senior Vice
                                              President--Strategy, Process and Business
                                              Development from May 1998 to September 2002.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 12, 2003)           Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
Michael D. Milone              47             Senior Vice President--Global Category
                                              Development since May 2000; Chief Executive
                                              Officer Star-Kist Foods, Inc. from May 2001 to
                                              December 2002; Vice President--Global Category
                                              Development from August 1998 to May 2000.

D. Edward I. Smyth             53             Senior Vice President--Chief Administrative
                                              Officer and Corporate and Government Affairs
                                              since December 2002; Senior Vice President--
                                              Corporate and Government Affairs from May 1998
                                              to December 2002.

Laura Stein                    41             Senior Vice President and General Counsel since
                                              January 2000; attorney at The Clorox Company
                                              from 1992-1999, last serving as Assistant
                                              General Counsel--Regulatory Affairs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in this report on page 26 under the caption "Stock Market Information", in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations", and on page 59 in Note 16, "Quarterly Results" in Item 8--"Financial Statements and Supplementary Data."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1999 through 2003. All amounts are in thousands except per share data.

                                                          Fiscal year ended
                                  ------------------------------------------------------------------
                                  April 30,      May 1,        May 2,       May 3,      April 28,
                                     2003         2002          2001         2000         1999
                                  (52 Weeks)   (52 Weeks)    (52 Weeks)   (53 Weeks)   (52 Weeks)(2)
                                  ----------   -----------   ----------   ----------   -------------
Sales(1)(2).....................  $8,236,836   $ 7,614,036   $6,987,698   $6,892,807    $9,299,610
Interest expense(2).............     223,532       230,611      262,488      206,996       258,813
Income from continuing
  operations before cumulative
  effect of change in accounting
  principle(2)..................     555,359       675,181      563,931      780,145       474,341
Income from continuing
  operations before cumulative
  effect of change in accounting
  principle per
  share--diluted(2).............        1.57          1.91         1.61         2.17          1.29
Income from continuing
  operations before cumulative
  effect of change in accounting
  principle per
  share--basic(2)...............        1.58          1.93         1.62         2.20          1.31
Short-term debt and current
  portion of long-term debt.....     154,786       702,645    1,870,834      176,575       904,207
Long-term debt, exclusive of
  current portion(3)............   4,776,143     4,642,968    3,014,853    3,935,826     2,472,206
Total assets....................   9,224,751    10,278,354    9,035,150    8,850,657     8,053,634
Cash dividends per common
  share.........................       1.485        1.6075        1.545        1.445        1.3425

(1) Sales for 2003, 2002, 2001 and 2000 reflect the adoption of the new EITF guidelines relating to the classification of consideration from a vendor to a purchaser of a vendor's products, including both customers and consumers. Sales for 1999 have not been adjusted to reflect the new EITF reclassifications as it is impracticable to do so.

(2) Amounts for 2003, 2002, 2001 and 2000 exclude the operating results related to the businesses spun off to Del Monte which have been treated as discontinued operations. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Del Monte transaction. These amounts for 1999 have not been adjusted to reflect discontinued operations as it is impracticable to do so.

(3) Long-term debt, exclusive of current portion, includes $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001, May 3, 2000, and April 28, 1999.

     Fiscal 2003 results from continuing operations include costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses totaling $164.6 million pretax ($113.1 million after-tax). These include employee termination and severance costs, legal and other professional service costs and cost related to the early extinguishment of debt. In addition, Fiscal 2003 includes losses on the exit of non-strategic businesses of $62.4 million pretax ($49.3 million after-tax).

     Fiscal 2002 results from continuing operations include net restructuring and implementation costs of $12.4 million pretax ($8.9 million after-tax) for the Streamline initiative.

     Fiscal 2001 results from continuing operations include restructuring and implementation costs of $101.4 million pretax ($69.0 million after-tax) for the Streamline initiative, net restructuring and implementation costs of $146.5 million pretax ($91.2 million after-tax) for Operation Excel, a benefit of $93.2 million from tax planning and new tax legislation in Italy, a loss of $94.6 million pretax ($66.2 million after-tax) on the sale of The All American Gourmet business, company acquisition costs of $18.5 million pretax ($11.7 million after-tax), the after-tax impact of adopting Staff Accounting Bulletin ("SAB") No. 101 and Statement of Financial Accounting Standards ("SFAS") No. 133 of $15.3 million and a loss of $5.6 million pretax ($3.5 million after-tax) which represents the Company's equity loss associated with The Hain Celestial Group's fourth quarter results which included charges for its merger with Celestial Seasonings. See Notes 4 and 5 to the Consolidated Financial Statements beginning on page 41 of Item 8--"Financial Statements and Supplementary Data" in this report.

     Fiscal 2000 results from continuing operations include net restructuring and implementation costs of $284.0 million pretax ($190.7 million after-tax) for Operation Excel, a pretax contribution of $30.0 million ($18.9 million after-tax) to the H. J. Heinz Company Foundation, a gain of $464.6 million pretax ($259.7 million after-tax) on the sale of the Weight Watchers classroom business and a gain of $18.2 million pretax ($11.8 million after-tax) on the sale of an office building in the U.K.

     Fiscal 1999 results include restructuring and implementation costs of $552.8 million pretax ($409.7 million after-tax) for Operation Excel and costs of $22.3 million pretax ($14.3 million after-tax) related to the implementation of Project Millennia, offset by the reversal of unutilized Project Millennia accruals for severance and exit costs of $25.7 million pretax ($16.4 million after-tax) and a gain of $5.7 million pretax ($0.6 million after-tax) on the sale of the bakery products unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL ITEMS

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to these businesses spun off to Del Monte have been included in discontinued operations in the Company's consolidated statements of income and consolidated balance sheets. Discontinued operations for the fiscal years ended April 30, 2003 and May 1, 2002, represent operating results for eight and twelve months, respectively. The net assets distributed to Heinz shareholders have been treated as a dividend and charged to retained earnings.

     The discontinued operations generated sales of $1,091.3 million, $1,817.0 million and $1,833.2 million and net income of $88.7 million (net of $35.4 million in tax), net income of $158.7 million (net of $69.4 million in tax) and a net loss of $70.6 million (net of $12.4 million of a tax benefit) for the fiscal years ended April 30, 2003, May 1, 2002 and May 2, 2001, respectively.

 DEL MONTE AND OTHER REORGANIZATION COSTS

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $164.6 million pretax ($113.1 million after-tax) and were comprised of $61.8 million for legal, professional and other related costs, $51.3 million in employee termination and severance costs, $39.6 million related to the early retirement of debt and $12.0 million in non-cash asset write-downs. Of this amount, $6.1 million was included in cost of products sold, $118.9 million in selling, general and administrative expenses ("SG&A"), and $39.6 million in other expenses, net.

     Additionally, in Fiscal 2003, losses on the exit of non-strategic businesses, primarily the UK frozen pizza business and a North American fish and frozen vegetable business, totaled $62.4 million pretax ($49.3 million after-tax), comprising of $39.7 million in non-cash asset write-downs, $12.1 million in losses on the sale of businesses and $10.6 million in employee termination, severance and other exit costs. Of these amounts, $47.3 million was included in cost of products sold and $15.1 million in SG&A. To date, management estimates that these actions have impacted approximately 1,000 employees excluding those who were transferred to Del Monte.

 STREAMLINE

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative included a worldwide organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, the Company utilized $19.4 million of severance and exit cost accruals, principally related to its global overhead reduction plan, primarily in Europe and North America. In addition, as a result of the spin-off of SKF Foods, a $3.4 million restructuring liability related to ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte.

     During the first quarter of Fiscal 2002, the Company recognized restructuring and implementation charges totaling $8.3 million pretax ($6.1 million after-tax). In the fourth quarter of Fiscal 2002, the Company recorded a net charge of $4.1 million pretax ($2.8 million after-tax) to reflect revisions in original cost estimates. This charge was primarily a result of higher than expected severance costs (primarily in Europe and the U.S.). Total Fiscal 2002 pretax charges of $3.8 million were classified as cost of products sold and $8.6 million as SG&A.

     During Fiscal 2001, the Company recognized restructuring charges and implementation costs totaling $101.4 million pretax ($69.0 million after-tax), which primarily include severance costs and were all classified as SG&A. Implementation costs were recognized as incurred in Fiscal 2002 ($2.6 million pretax) and Fiscal 2001 ($1.8 million pretax) and consist of incremental costs directly related to the implementation of the Streamline initiative. The Streamline initiative resulted in a net reduction of the Company's workforce of approximately 2,600 employees.

 OPERATION EXCEL

     In Fiscal 1999, the Company announced a growth and restructuring initiative named "Operation Excel." This initiative was a multi-year, multi-faceted program that established manufacturing centers of excellence, focused the product portfolio, realigned the Company's management teams and invested in growth initiatives. The Company substantially completed Operation Excel in Fiscal 2002.

     During Fiscal 2001, the Company recognized restructuring charges of $12.1 million pretax ($7.7 million after-tax). These charges were primarily associated with higher than originally expected severance costs associated with creating the single North American Grocery & Foodservice headquarters in Pittsburgh, Pennsylvania. Of this charge, $9.7 million was recorded in cost of products sold and $2.4 million in SG&A. This charge was offset by reversals of unutilized Operation Excel accruals and asset write-downs of $68.4 million pretax ($52.3 million after-tax), of which $36.0 million was recorded in cost of products sold and $32.3 million in SG&A and were primarily the result of lower than expected lease termination costs related to exiting the Company's fitness business, revisions in estimates of fair values of assets which were disposed of as part of Operation Excel, and the Company's decision not to transfer certain European baby food production. Implementation costs of $202.8 million pretax ($135.8 million after-tax) were also recognized in Fiscal 2001, of which $100.2 million were recorded in cost of products sold and $102.6 million in SG&A. Operation Excel resulted in a net reduction of the Company's workforce of approximately 7,100 employees.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101, "Revenue Recognition in Financial Statements." Under this new accounting method, adopted retroactive to May 4, 2000, Heinz recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect of the change in prior years resulted in a charge to income in Fiscal 2001 of $14.8 million (net of income taxes of $9.3 million). The change did not have a significant effect on revenues or results of operations for the fiscal year ended May 2, 2001.

     Effective May 2, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and other intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. Net income from continuing operations for the fiscal years ended May 1, 2002 and May 2, 2001 would have been $720.4 million ($0.13 per share higher) and $583.7 million ($0.10 per share higher), respectively, had the provisions of the new standards been applied as of May 4, 2000.

     During the first half of Fiscal 2003, the Company completed its transitional impairment review of goodwill and indefinite lived intangible assets, and recognized a transition adjustment of $77.8 million ($0.22 per share) to write down goodwill associated with businesses in Eastern Europe, Argentina, Spain, South Korea and South Africa. This adjustment is recorded as an effect of change in accounting principle as of May 2, 2002. Based on current and forecasted operating results, the Company does not anticipate any further goodwill impairment charges in the near term.

     Effective May 2, 2002, the Company adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This Statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the fiscal year ended April 30, 2003.

     During Fiscal 2003, the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.

     During Fiscal 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. The Company has not issued or modified any material guarantees since December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transitions for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003. The Company is currently evaluating its policy for recognizing expense related to stock options.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of the Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt on the consolidated balance sheet and the $20.2 million annual preferred dividend from other expenses, net, to interest expense on the consolidated statement of income with no resulting effect on the Company's profitability.

RESULTS OF CONTINUING OPERATIONS -- 2003 VERSUS 2002

     Sales for Fiscal 2003 increased $622.8 million, or 8.2%, to $8.24 billion. Sales were favorably impacted by pricing of 4.2%, foreign exchange translation rates of 5.6% and acquisitions of 2.2%. The favorable impact of acquisitions is primarily related to prior year acquisitions in the Heinz North America and U.S. Frozen segments. The favorable pricing was realized primarily in certain highly inflationary countries, Europe and Asia/Pacific. Sales were negatively impacted by unfavorable volumes of 2.0%, due mainly to certain highly inflationary countries and the U.S. Frozen segment, as well as the continued impact of the previously announced SKU ("Stock Keeping Unit") rationalization of low-margin products across the Company. Divestitures reduced sales by 1.8%. Domestic operations contributed approximately 38% of consolidated sales in Fiscal 2003 compared to 41% in Fiscal 2002.

     The current year's results were negatively impacted by special charges totaling $227.0 million pretax ($162.4 million after-tax) related to the following items: Del Monte transaction costs, costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses. The Fiscal 2003 special charges were classified as cost of products sold ($53.4 million), SG&A ($134.0 million) and other expenses ($39.6 million). Last year's results were negatively impacted by net Streamline restructuring charges and implementation costs totaling $12.4 million pretax ($8.9 million after-tax). Fiscal 2002 charges were classified as cost of products sold ($3.8 million) and SG&A ($8.6 million).

     Gross profit increased $176.5 million, or 6.4%, to $2.93 billion and the gross profit margin decreased slightly to 35.6% from 36.2%. This increase was primarily a result of favorable pricing and exchange translation rates and the benefit of reduced amortization of intangible assets of approximately $47.9 million, partially offset by the impact related to the special items discussed above of $53.4 million in Fiscal 2003. Fiscal 2002 operating income was also unfavorably impacted by $3.8 million for the special items discussed above.

     SG&A increased $302.6 million, or 20.8%, to $1.76 billion and increased as a percentage of sales to 21.4% from 19.1%. The increase is primarily driven by the impact of the special items discussed above of $134.0 million in Fiscal 2003, increased Selling & Distribution ("S&D") expenses, increased marketing spend across all segments and increased General & Administrative ("G&A") expenses in the Europe, Heinz North America and Asia/Pacific segments. Fiscal 2002 SG&A was also impacted by $8.6 million for the special items discussed above.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $199.2 million, or 9.7%, to $2.26 billion on a sales increase of 8.2%.

     Operating income decreased $126.1 million, or 9.7%, to $1.17 billion and decreased as a percentage of sales to 14.3% from 17.1%. This decrease was primarily driven by the impact of the special items discussed above of $187.4 million in Fiscal 2003 and the U.S. Frozen segment partially offset by increases in the Europe and Asia/Pacific segments due to favorable exchange rates and pricing. Fiscal 2002 operating income was also unfavorably impacted by $12.4 million for the special items discussed above.

     Net interest expense decreased $12.0 million to $192.4 million, driven by lower interest rates and lower average debt over the past year. Other expense increased $67.7 million to $112.6 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt and increases in minority interest expense, largely related to increased profitability in joint ventures in certain highly inflationary countries. The effective tax rate for Fiscal 2003 was 36.1% compared to 35.7% last year. The effective tax rate was unfavorably impacted by 1.6% and 0.1% in Fiscal 2003 and 2002, respectively, by the special items discussed above.

     Net income for Fiscal 2003 (before the effect of change in accounting principle related to the adoption of SFAS No. 142) was $555.4 million compared to $675.2 million last year. Diluted earnings per share (before cumulative effect of change in accounting principle related to the adoption of SFAS No.
142) was $1.57 in Fiscal 2003 compared to $1.91 in Fiscal 2002. Net income was negatively impacted by $162.4 million and $8.9 million in Fiscal 2003 and 2002, respectively, by the special items discussed above.

     The impact of fluctuating exchange rates for Fiscal 2003 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

                     OPERATING RESULTS BY BUSINESS SEGMENT

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $56.2 million, or 2.5%, to $2.27 billion. Acquisitions, net of divestitures, increased sales 1.7%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups and Dianne's frozen desserts. Higher pricing increased sales 1.3%, due mainly to retail ketchup, Jack Daniels marinades and grilling sauces and frozen soup. Sales volume decreased 0.7% as increases in foodservice ketchup, specialty sauces and Dianne's frozen desserts were offset by decreases primarily in Heinz retail ketchup and vinegar.

     Gross profit increased $0.1 million to $830.7 million; however, the gross profit margin decreased to 36.5% from 37.5% due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by reduced amortization expense on intangible assets with indefinite lives and favorable pricing. Gross profit was also unfavorably impacted by $6.0 million and $2.4 million in Fiscal 2003 and 2002, respectively, related to the special items discussed above. Operating income decreased $94.5 million, or 19.8%, to $382.8 million due primarily to the unfavorable impact of the special items discussed above in Fiscal 2003 of $66.8 million, higher S&D and G&A expenses and increased marketing of $11.2 million primarily behind Heinz Easy Squeeze! ketchup, Classico pasta sauce and the foodservice ketchup "Insist on Heinz" campaign. Fiscal 2002 operating income was also unfavorably impacted by the special items of $6.1 million.

U.S. FROZEN

     U.S. Frozen's sales decreased $15.2 million, or 1.3%. to $1.16 billion. Acquisitions, net of divestitures, increased sales 5.1%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Lower pricing decreased sales 1.9%, primarily due to Boston Market HomeStyle meals and appetizers and SmartOnes frozen entrees, partially offset by a reduction in trade promotions related to the launch of Hot Bites in the prior year and in Ore-Ida frozen potatoes. Sales volume decreased 4.5% driven by Boston Market HomeStyle side dishes, Ore-Ida Funky Fries and Hot Bites, partially offset by growth in SmartOnes frozen entrees.

     Gross profit decreased $24.0 million, or 5.4%, and the gross profit margin decreased to 36.2% from 37.8%. These decreases are primarily due to lower pricing, unfavorable sales mix, increased trade promotions and costs to exit the Ore-Ida Funky Fries and Hot Bites product lines, partially offset by acquisitions. Operating income decreased $45.1 million, or 18.4%, to $199.7 million due primarily to the change in gross profit and increased consumer marketing on SmartOnes frozen entrees and Ore-Ida frozen potatoes and increased S&D, partially offset by reduced G&A expenses.

EUROPE

     Heinz Europe's sales increased $314.0 million, or 11.1%, to $3.15 billion. Favorable exchange translation rates increased sales by 10.8%. Higher pricing increased sales 1.7%, primarily due to Heinz beans, ketchup and soups. Lower volume decreased sales 0.8%, driven primarily by planned SKU rationalizations and frozen pizza, partially offset by volume increases in ketchup and frozen entrees. Divestitures reduced sales by 0.6%.

     Gross profit increased $104.1 million, or 9.8%, to $1.17 billion; however, the gross profit margin decreased to 37.2% from 37.7%. The increase in gross profit is due primarily to favorable foreign exchange rates, pricing and reduced amortization expense related to intangible assets. This increase was partially offset by the unfavorable impact of $47.4 million related to the special items discussed above in Fiscal 2003. Operating income increased $11.8 million, or 2.2%, to $553.7 million, primarily attributable to the favorable change in gross profit, offset partially by increased SG&A expenses. Fiscal 2003 operating income was also unfavorably impacted by $58.9 million related to the special items discussed above, and Fiscal 2002 operating income was unfavorably impacted by the special items of $3.6 million.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $169.8 million, or 17.3%, to $1.15 billion. Favorable exchange translation rates increased sales by 12.0%. Higher pricing increased sales 3.7%, primarily due to Heinz ready-to-serve soups, poultry, juices/drinks and sauces. Volume increased sales 0.1%, driven primarily by increases in sauces, poultry and ketchup, partially offset by declines driven by planned SKU rationalizations and decreases in cooking oils and frozen vegetables. Acquisitions, net of divestitures, increased sales by 1.5%.

     Gross profit increased $75.0 million, or 25.6%, to $367.5 million, and the gross profit margin increased to 31.9% from 29.8%. These increases are due primarily to favorable foreign exchange rates, increased pricing and reduced manufacturing costs. During Fiscal 2003, the Company made significant progress in improving its supply chain and net pricing across our businesses in Australia, New Zealand and Japan. Operating income increased $35.4 million, or 43.2%, to $117.5 million, primarily due to the change in gross profit, offset partially by increased marketing and G&A expenses. Fiscal 2003 operating income was also unfavorably impacted by $6.6 million related to the special items discussed above.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $98.0 million, or 23.9%, to $508.4 million primarily due to favorable pricing in certain highly inflationary countries. Gross profit increased $24.5 million, or 20.7%, due primarily to favorable pricing. Operating income increased $34.6 million due primarily to the increase in gross profit; however, more than half of this increase was offset by increased minority interest expense recorded below operating income.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions in its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheet as of April 30, 2003. If this situation continues to deteriorate, the Company's ability to recover its investment could be impaired.

RESULTS OF CONTINUING OPERATIONS -- 2002 VERSUS 2001

     Sales for Fiscal 2002 increased $626.3 million, or 9.0%, to $7.61 billion. Acquisitions increased sales by 12.4% and higher pricing increased sales by 1.5%. Offsetting these improvements were decreases from divestitures of 2.2%, exchange translation rates of 2.1% and volume of 0.6%. Domestic operations contributed approximately 41% of consolidated sales in Fiscal 2002 compared to 40% in Fiscal 2001.

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

     The Fiscal 2002 results were negatively impacted by net Streamline restructuring charges and implementation costs totaling $12.4 million pretax ($8.9 million after-tax). Fiscal 2002 charges of $3.8 million were classified as cost of products sold and $8.6 million as SG&A. Fiscal 2001 results were negatively impacted by special items that net to $366.7 million pretax ($163.8 million after-tax). Fiscal 2001 special items include restructuring and implementation costs of $101.4 million pretax ($69.0 million after-tax) for the Streamline initiative, net restructuring and implementation costs of $146.5 million pretax ($91.2 million after-tax) for Operation Excel, a benefit of $93.2 million from tax planning and new tax legislation in Italy, a loss of $94.6 million pretax ($66.2 million after-tax) on the sale of The All American Gourmet business, Company acquisition costs of $18.5 million pretax ($11.7 million after-tax), a loss of $5.6 million pretax ($3.5 million after-tax) which represents the Company's equity loss associated with The Hain Celestial Group's fourth quarter results and the after-tax impact of adopting SAB No. 101 and SFAS No. 133 of $15.3 million. Fiscal 2001 charges of $73.9 million were classified as costs of products sold, $287.1 million as SG&A, and $5.6 million as other expenses, net.

     Gross profit increased $175.5 million, or 6.8%, to $2.76 billion; however, the gross profit margin decreased to 36.2% from 36.9%. The increase in gross profit is primarily driven by the impact of acquisitions and the special items discussed above. The special items unfavorably impacted gross profit by $3.8 million and $73.9 million in Fiscal 2002 and 2001, respectively.

     SG&A decreased $135.4 million, or 8.5%, to $1.46 billion, and decreased as a percentage of sales to 19.1% from 22.8%. This decrease is primarily attributable to the impact of the special items discussed above, partially offset by acquisitions, increased S&D costs in North America and increased G&A costs in Europe. The special items impacted SG&A by $8.6 million and $287.1 million in Fiscal 2002 and 2001, respectively.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $291.2 million, or 16.5%, to $2.06 billion on a sales increase of 9.0%.

     Operating income increased $310.9 million, or 31.4%, to $1.30 billion, and increased as a percentage of sales to 17.1% from 14.2%. This increase is primarily driven by the impact of acquisitions and the special items discussed above. The special items unfavorably impacted operating income by $12.4 million and $361.0 million in Fiscal 2002 and 2001, respectively.

     Net interest expense decreased $35.5 million to $204.4 million driven by lower interest rates, partially offset by increased borrowings. Other expense increased $50.3 million to $44.9 million, primarily due to an increase in minority interest expense and gains from foreign currency hedge contracts recorded in Fiscal 2001, offset by a decrease of $5.6 million related to the special items discussed above.

     The effective tax rate for Fiscal 2002 was 35.7% compared to 25.3% in Fiscal 2001. The Fiscal 2001 rate includes a benefit of $93.2 million from tax planning and new tax legislation in Italy, partially offset by restructuring expenses in lower rate jurisdictions and nondeductible expenses. The effective tax rate was unfavorably impacted by 0.1% in Fiscal 2002 and was favorably impacted by 11.2% in Fiscal 2001 by the special items discussed above.

     Net income increased $126.5 million to $675.2 million from $548.7 million in Fiscal 2001 and earnings per share increased to $1.91 from $1.56. Net income was negatively impacted by the special items identified above by $8.9 million and $163.8 million in Fiscal 2002 and 2001, respectively. In Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of adopting SAB No. 101 was $14.8 million ($0.04 per share) in Fiscal 2001.

     The impact of fluctuating exchange rates for Fiscal 2002 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $130.2 million, or 6.2%, to $2.22 billion. Acquisitions, net of divestitures, increased sales 12.7%. Lower pricing decreased sales 2.7%, primarily related to increased marketing spend across all major brands and to foodservice ketchup. Sales volume decreased 3.2%, primarily in the foodservice business and Heinz steak sauces, partially offset by volume increases in grilling sauces. The weaker Canadian dollar decreased sales 0.5%.

     Gross profit increased $2.8 million, or 0.3%, to $830.6 million as the favorable impact of acquisitions was offset by lower pricing and a decrease in the foodservice business. Gross profit was also unfavorably impacted by $2.4 million and $7.0 million related to the special items discussed above in Fiscal 2002 and 2001, respectively. Operating income decreased $14.4 million, or 2.9%, to $477.3 million due primarily to the decrease in gross profit driven by the foodservice business and higher S&D costs, partially offset by the favorable impact of acquisitions. Operating income in Fiscal 2002 and 2001 was also unfavorably impacted by $6.1 million and $50.0 million, respectively, related to the special items previously discussed.

U.S. FROZEN

     U.S. Frozen's sales increased $214.9 million, or 22.5%, to $1.17 billion. Acquisitions increased sales 26.8%. Sales volume increased 4.7% due primarily to SmartOnes frozen entrees, Boston Market HomeStyle Meals and Bagel Bites snacks, partially offset by volume decreases in Ore-Ida frozen potatoes. Lower pricing decreased sales 1.0%, primarily due to increased marketing spend across all major brands and lower pricing in Boston Market HomeStyle Meals, partially offset by higher pricing of SmartOnes frozen entrees and frozen potatoes. Divestures reduced sales by 8.0% due to the divestiture of Budget Gourmet.

     Gross profit increased $106.3 million, or 31.6%, to $442.6 million due primarily to acquisitions. In addition, gross profit in Fiscal 2001 was also unfavorably impacted by $16.5 million related to the special items. Operating income increased $160.8 million to $244.7 million as the favorable impact of acquisitions was partially offset by lower pricing, increased S&D costs and the divestiture of Budget Gourmet. Fiscal 2001 operating income was unfavorably impacted by $118.0 million related to the special items discussed above.

EUROPE

     Heinz Europe's sales increased $251.6 million, or 9.7%, to $2.83 billion. Acquisitions, net of divestitures, increased sales 11.0%. Higher pricing increased sales 1.5%, primarily due to higher pricing in seafood, infant feeding, beans and soup. Volume decreased by 0.4%, driven primarily by infant feeding, partially offset by increases in grocery ketchup, Heinz salad cream, tuna, and weight control entrees. Unfavorable exchange translation rates decreased sales by 2.4%.

     Gross profit increased $94.1 million, or 9.7%, to $1,067.4 million due primarily to acquisitions and increased pricing. Fiscal 2002 and 2001 gross profit were also unfavorably impacted by $1.4 million and $21.1 million, respectively, related to the special items. Operating income increased $153.2 million, or 39.4%, to $541.8 million primarily attributable to acquisitions, favorable pricing, and the tuna business, partially offset by increased marketing to support key brands across Europe and infrastructure costs. Fiscal 2002 and 2001 operating income was unfavorably impacted by $3.6 million and $129.4 million, respectively, related to the special items.

ASIA/PACIFIC

     Sales in Asia/Pacific decreased $60.5 million, or 5.8%. Unfavorable exchange rates reduced sales by 6.5%. Higher pricing increased sales 1.8%, primarily due to sauces and juices. Sales volume decreased 0.6% due primarily to sauces and corned beef, partially offset by volume increases in poultry and juices. Divestitures, net of acquisitions, reduced sales by 0.5%.

     Gross profit decreased $41.5 million, or 12.4%, to $292.5 million due primarily to poor factory operations in connection with the movement of manufacturing to New Zealand from Australia and Japan and unfavorable foreign exchange rates, partially offset by increased pricing. Gross profit was also unfavorably impacted in Fiscal 2001 by $30.1 million related to the special items. During Fiscal 2002, New Zealand's factories experienced inefficiencies as a result of significant changes in the supply chain matrix. Operating income decreased $14.1 million to $82.1 million, primarily attributable to the unfavorable operating performance brought about by the movement of manufacturing to New Zealand from Australia and Japan and the significant realignment of manufacturing facilities. Operating income was also unfavorably impacted in Fiscal 2001 by $51.5 million related to the special items.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $90.1 million, or 28.1%. Favorable pricing increased sales 34.4%, primarily in certain highly inflationary countries. Sales volume decreased

1.7%, primarily in tuna offset by infant feeding and grocery ketchup. Other items, net, reduced sales by 4.6% mainly due to the divestitures of the South African frozen and pet food businesses.

     Gross profit increased $18.0 million, or 17.9%, due primarily to favorable pricing. Operating income increased $5.8 million, or 11.9%, primarily due to higher pricing. Operating income was also favorably impacted in Fiscal 2001 by $11.3 million related to the special items discussed above.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities increased over 25% to $906.0 million from $714.4 million last year. The increase in Fiscal 2003 versus Fiscal 2002 is primarily due to improved working capital performance in accounts receivable and inventory offset by increased pension contributions and higher cash requirements for the special items discussed above.

     Cash provided by investing activities totaled $961.1 million compared to cash used by investing activities of $974.1 million last year. Cash provided by the spin-off of SKF Foods was $1,063.6 million in the current year. Acquisitions in the prior year required $834.8 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Divestitures provided $55.0 million in Fiscal 2003 compared to $32.9 million in Fiscal 2002. Capital expenditures totaled $154.0 million compared to $193.9 million last year, a decrease of approximately 21%.

     As noted above, during Fiscal 2003, the Company focused on improving the efficiency of its working capital. The working capital improvements, reduced capital expenditures and the proceeds from the Del Monte transaction allowed the Company to reduce net debt (total debt net of interest rate swaps, less cash and cash equivalents) by approximately $1.3 billion to $3.8 billion in Fiscal 2003 from $5.1 billion in Fiscal 2002, despite pension contributions of $224 million in Fiscal 2003, compared to $111 million in Fiscal 2002. A portion of the Del Monte proceeds was used to retire $650 million of long-term debt. Additional net debt reductions are anticipated in Fiscal 2004.

     Cash used for financing activities totaled $1,416.5 million compared to cash provided by financing activities of $181.3 million last year. There were no proceeds from long-term debt in the current period compared to $2,009.1 million last year. Payments on long-term debt required $741.2 million in Fiscal 2003, compared to $329.2 million last year. Payments on commercial paper and short-term borrowings required $176.2 million this year compared to $1,271.0 million last year. In addition, $325.0 million was provided during the prior year via the issuance of preferred stock which is discussed below. Cash provided from stock options exercised totaled $7.5 million this year versus $63.7 million last year. Dividend payments totaled $521.6 million compared to $562.6 million for the same period last year reflecting a reduction in the dividend rate in the fourth quarter of Fiscal 2003 as a result of the spin off of SKF Foods. Fiscal 2004 dividends are expected to approximate $380 million. There were no share repurchases in the current year and share repurchases required $45.4 million in the prior year.

     As discussed above, the Company made contributions to its pension plans totaling $224 million in Fiscal 2003. In addition, the Company recorded an additional minimum liability of $451.1 million as of April 30, 2003. Although this non-cash adjustment did not impact the 2003 operating results, pension expense is expected to increase in 2004 primarily due to the lower fair value of pension assets due to poor equity market conditions, a reduction in the assumed discount rate and the estimated return on plan assets.

     Return on average shareholders' equity ("ROE") was 32.7% in Fiscal 2003, 43.7% in Fiscal 2002 and 37.0% in Fiscal 2001. ROE was unfavorably impacted by 11.2%, 0.6% and 11.0% in Fiscal 2003, 2002 and 2001, respectively, related to the special items discussed above. Pretax return on average invested capital ("ROIC") was 16.1% in Fiscal 2003, 18.8% in Fiscal 2002 and 16.6% in Fiscal 2001. ROIC was unfavorably impacted by 3.4%, 0.2% and 6.1% in Fiscal 2003, 2002 and 2001, respectively, related to the special items discussed above.

     In Fiscal 2002, H. J. Heinz Finance Company ("Heinz Finance"), a subsidiary of the Company, issued $325 million of 6.226% Voting Cumulative Preferred Stock. The preferred stock is required to be redeemed in July 2008. Also during Fiscal 2002, Heinz Finance privately placed $750 million of 6.625% Notes due July 2011, $700 million of 6.00% Notes due March 2012 and $550 million of 6.75% Notes due March 2032. All of these notes are guaranteed by the Company and they were exchanged in March 2003 for new notes, which were substantially identical in all respects, except for being registered under the Securities Act of 1933. The proceeds from the issuance of the preferred stock and the notes were used to retire commercial paper borrowings and for other general corporate purposes.

     In September 2001, the Company and Heinz Finance entered into a 364-Day Credit Agreement, which was renewed in September 2002, and a Five-Year Credit Agreement, expiring in September 2006. The 364-day agreement permits the Company and Heinz Finance to borrow up to $800 million. The five-year agreement permits the Company and Heinz Finance to borrow up to $1.5 billion. These agreements support the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. In addition, the Company had $867 million of foreign lines of credit available at April 30, 2003.

     As of April 30, 2003, the Company had $800 million of remarketable securities due November 2020. The securities are subject to an annual remarketing on each November 15, and the interest rate will be reset on such dates. If the securities are not remarketed, then the Company is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest. On November 15, 2002, the securities were remarketed at an effective yield to the Company of 6.56%. In January 2003, $200 million of the remarketable securities were retired with proceeds from the Del Monte transaction as described above.

     At April 30, 2003, the Company's long-term debt ratings were "A" at Standard & Poor's and Fitch and "A3" at Moody's and the Company's short-term debt ratings were "A1" at Standard & Poor's, "F-1" at Fitch and "P2" at Moody's.

     Since the beginning of Fiscal 2002, the Company has significantly increased the proportion of long-term debt to total debt such that at April 30, 2003 long-term debt represented 96.7% of total debt as compared to a ratio of 61.7% at May 2, 2001. Through the use of interest rate swaps, the Company has converted $2.55 billion of fixed rate debt to floating rates in order to maintain our desired mix of fixed and floating rate debt, while continuing to maintain long-term financing. The nature and amount of the Company's long-term and short-term debt as well as the proportionate amount of fixed-rate and floating-rate debt can be expected to vary as a result of future business requirements, market conditions and other factors.

     As of April 30, 2003, the Company had repurchased a total of 15.4 million shares under the 20.0 million share repurchase program authorized by the Board of Directors in June 1999. However, in Fiscal 2003, the Company did not repurchase any shares of common stock. The Company may reissue repurchased shares upon the exercise of stock options, conversions of preferred stock and for general corporate purposes.

     In Fiscal 2003, the cash requirements of the Del Monte transaction and costs to reduce overhead of the remaining businesses were approximately $138 million. In addition, approximately $104 million of cash was utilized to purchase assets under operating lease obligations which were transferred to Del Monte. Fiscal 2004 cash requirements related to the Del Monte transaction and costs to reduce overhead of the remaining businesses are expected to be approxi-mately $50 million. In Fiscal 2003, the cash requirements of Streamline were $19.4 million, relating to severance and exit costs.

COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents the significant contractual cash obligations of the Company as of April 30, 2003.

                                             Due in   Due in   Due in   Due in   Due in
Contractual Cash Obligations        Total     2004     2005     2006     2007     2008    Thereafter
----------------------------        ------   ------   ------   ------   ------   ------   ----------
(In millions)
Long-term debt (including capital
  leases of $54.4 million)........  $4,489    $ 8      $397     $510     $  8     $300      $3,266
Operating leases..................     508     67        54       43      156*      18         170
                                    ------    ---      ----     ----     ----     ----      ------
Total contractual cash
  obligations.....................  $4,997    $75      $451     $553     $164     $318      $3,436
                                    ======    ===      ====     ====     ====     ====      ======

* Includes the purchase option related to certain warehouses and equipment currently utilized under synthetic leases.

     The Company has purchase commitments for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these commitments are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, the Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

MARKET RISK FACTORS

     The Company is exposed to market risks from adverse changes in foreign exchange rates, interest rates, commodity prices and production costs. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

FOREIGN EXCHANGE RATE SENSITIVITY: The Company's cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company's global operations. The Company manufactures and sells its products in a number of locations around the world, and hence foreign currency risk is diversified.

     The Company may attempt to limit its exposure to changing foreign exchange rates through both operational and financial market actions. These actions may include entering into forward or option contracts to hedge existing exposures, firm commitments and forecasted transactions. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

                                        Aggregate Notional Amount     Net Unrealized Gains/(Losses)
                                       ----------------------------   -----------------------------
(Dollars in millions)                  April 30, 2003   May 1, 2002   April 30, 2003    May 1, 2002
---------------------                  --------------   -----------   --------------    -----------
Purpose of Hedge:
Intercompany cash flows..............       $ 95           $380            $0.8            $ 1.8
Forecasted purchases of raw materials
  and finished goods and foreign
  currency denominated obligations...        470            335             0.5             (5.0)
Forecasted sales and foreign currency
  denominated assets.................        150            130             2.3              3.8
                                            ----           ----            ----            -----
                                            $715           $845            $3.6            $ 0.6
                                            ====           ====            ====            =====

     As of April 30, 2003, the Company's contracts to hedge forecasted transactions mature within 24 months of the fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

     Substantially all of the Company's foreign affiliates' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13 to the consolidated financial statements.)

INTEREST RATE SENSITIVITY: The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company's net debt obligations totaled $3.8 billion and $5.1 billion at April 30, 2003 and May 1, 2002, respectively. The Company's debt obligations are summarized in Note 7 to the consolidated financial statements.

     In order to manage interest rate exposure, the Company utilizes interest rate swaps under its fair value hedging strategy in order to convert fixed-rate debt to floating. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 30, 2003, a variance of 1/8 % in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

(Dollars in millions)                                      April 30 ,2003   May 1, 2002
---------------------                                      --------------   -----------
Pay floating swaps -- notional amount....................     $2,550.0       $2,050.0
Net unrealized gains.....................................     $  294.8       $   23.6
Average maturity (years).................................         14.1           16.4
Weighted average receive rate............................         6.47%          6.45%
Weighted average pay rate................................         2.32%          3.14%

     At April 30, 2003, the Company also maintained interest rate swaps with a total notional amount of $400 million that do not meet the criteria for hedge accounting but effectively mitigate interest rate exposures. These swaps mature within 12 months and are accounted for on a full mark-to-market basis through current earnings. Net unrealized gains related to these swaps totaled $2.1 million at April 30, 2003.

COMMODITY PRICE SENSITIVITY: The Company is the purchaser of certain commodities such as corn, soybean oil and soybean meal. The Company generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. The Company may enter into commodity futures, swaps and option contracts to reduce the effect of price fluctuations on forecasted purchases. The Company held commodity contracts to hedge certain forecasted purchases with a notional amount of $21 million and $31 million at April 30, 2003 and May 1, 2002, respectively. Such contracts generally have a term of less than one year, and are accounted for as cash flow hedges if they meet certain qualifying criteria. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized as part of cost of products sold at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. Net unrealized losses related to commodity contracts held by the Company were not material at April 30, 2003 or May 1, 2002.

EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES: As of April 30, 2003, the potential gain or loss in the fair value of the Company's outstanding foreign currency contracts, interest rate contracts and commodity contracts assuming a hypothetical 10% fluctuation in currency rates, swap rates and market prices, respectively, would be approximately:

(Dollars in millions)                                        Fair Value Effect
---------------------                                        -----------------
Foreign currency contracts................................         $ 56
Interest rate swap contracts..............................         $117
Commodity contracts.......................................         $  2

     However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

DISCUSSION OF SIGNIFICANT ACCOUNTING ESTIMATES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Marketing Costs -- Trade promotions are an important component of the sales and marketing of the Company's products, and are critical to the support of its business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of the Company's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

     Inventories -- Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. The Company records adjustments to the carrying value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Property, Plant and Equipment -- Land, buildings and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

     Long-lived Assets -- Long-lived assets including fixed assets and intangible assets with finite useful lives are evaluated periodically by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgement and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, foreign exchange rates, devaluation and inflation, and as such may differ from actual cash flows.

     Goodwill and Indefinite Lived Intangibles -- Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant management judgments similar to those noted above for long-lived assets, and to the selection of an appropriate discount rate. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, acts by governments and courts, may signal that an asset has become impaired.

     Retirement Benefits -- The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country that the Company operates a benefit plan) as of the measurement date. The weighted average discount rate for the year ending April 30, 2003 was reduced to 5.9% from 6.6% as of May 1, 2002, and 6.7% as of May 2, 2001 reflecting the declining interest rate environment.

     Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers actual real historic returns of asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. The weighted average expected rate of return on plan assets was 8.9% for the year ending April 30, 2003 and 9.2% as of May 1, 2002. For purposes of calculating Fiscal 2004 expense, the weighted average rate of return will be reduced to approximately 8.2%.

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

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Judgment is required in determining the Company's worldwide provision for income taxes. In the ordinary course of the Company's global business, there are many transactions for which the ultimate tax outcome is uncertain. The Company adjusts its income tax provision in the period it is probable that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

     The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Venezuela and Zimbabwe, that have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

STOCK MARKET INFORMATION

     H. J. Heinz Company common stock is traded principally on the New York Stock Exchange and the Pacific Exchange, under the symbol HNZ. The number of shareholders of record of the Company's common stock as of June 30, 2003 approximated 53,000. The closing price of the common stock on the New York Stock Exchange composite listing on April 30, 2003 was $29.88. The value of the SKF Foods stock that was distributed to shareholders on December 20, 2002 was estimated to be $3.45 immediately prior to the merger of SKF Foods with Del Monte.

Stock price information for common stock by quarter follows:

                                                            Stock Price Range
                                                            -----------------
                                                             High       Low
                                                            -------   -------
2003
First.....................................................  $43.19    $34.00
Second....................................................   39.50     30.31
Third.....................................................   35.28     31.84
Fourth....................................................   32.31     29.05
2002
First.....................................................  $43.37    $39.01
Second....................................................   46.96     39.74
Third.....................................................   43.30     38.12
Fourth....................................................   42.99     40.00

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Auditors..............................          28
Consolidated Statements of Income...........................          29
Consolidated Balance Sheets.................................          30
Consolidated Statements of Shareholders' Equity.............          32
Consolidated Statements of Cash Flows.......................          34
Notes to Consolidated Financial Statements..................          35

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
H. J. Heinz Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries (the "Company") at April 30, 2003 and May 1, 2002, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" which was adopted as of May 2, 2002.

                                          /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 11, 2003

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Fiscal year ended
                                                          ------------------------------------------
                                                          April 30, 2003   May 1, 2002   May 2, 2001
                                                            (52 Weeks)     (52 Weeks)    (52 Weeks)
                                                          --------------   -----------   -----------
                                                           (In thousands, except per share amounts)
Sales...................................................    $8,236,836     $7,614,036    $6,987,698
Cost of products sold...................................     5,304,362      4,858,087     4,407,267
                                                            ----------     ----------    ----------
Gross profit............................................     2,932,474      2,755,949     2,580,431
Selling, general and administrative expenses............     1,758,658      1,456,077     1,591,472
                                                            ----------     ----------    ----------
Operating income........................................     1,173,816      1,299,872       988,959
Interest income.........................................        31,083         26,197        22,597
Interest expense........................................       223,532        230,611       262,488
Other expense/(income), net.............................       112,636         44,938        (5,358)
                                                            ----------     ----------    ----------
Income from continuing operations before income taxes
  and cumulative effect of change in accounting
  principle.............................................       868,731      1,050,520       754,426
Provision for income taxes..............................       313,372        375,339       190,495
                                                            ----------     ----------    ----------
Income from continuing operations before cumulative
  effect of change in accounting principle..............       555,359        675,181       563,931
Income/(loss) from discontinued operations, net
  of tax................................................        88,738        158,708       (70,638)
                                                            ----------     ----------    ----------
Income before cumulative effect of change in accounting
  principle.............................................       644,097        833,889       493,293
Cumulative effect of change in accounting
  principle.............................................       (77,812)            --       (15,281)
                                                            ----------     ----------    ----------
Net income..............................................    $  566,285     $  833,889    $  478,012
                                                            ==========     ==========    ==========
Income Per Common Share:
  Diluted
     Continuing operations..............................    $     1.57     $     1.91    $     1.61
     Discontinued operations............................          0.25           0.45         (0.20)
     Cumulative effect of change in accounting
       principle........................................         (0.22)            --         (0.05)
                                                            ----------     ----------    ----------
       Net Income.......................................    $     1.60     $     2.36    $     1.36
                                                            ==========     ==========    ==========
     Average common shares outstanding--Diluted.........       354,144        352,872       351,041
                                                            ==========     ==========    ==========
  Basic
     Continuing operations..............................    $     1.58     $     1.93    $     1.62
     Discontinued operations............................          0.25           0.45         (0.21)
     Cumulative effect of change in accounting
       principle........................................         (0.22)            --         (0.04)
                                                            ----------     ----------    ----------
       Net Income.......................................    $     1.61     $     2.38    $     1.37
                                                            ==========     ==========    ==========
     Average common shares outstanding--Basic...........       351,250        349,921       347,758
                                                            ==========     ==========    ==========
Cash dividends per share................................    $    1.485     $   1.6075    $    1.545
                                                            ==========     ==========    ==========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              April 30,      May 1,
                                                                 2003         2002
                                                              ----------   -----------
                                                               (Dollars in thousands)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  801,732   $   202,403
  Receivables (net of allowances: 2003--$22,199 and
     2002--$15,654).........................................   1,165,460     1,232,388
  Inventories:
     Finished goods and work-in-process.....................     902,186       922,823
     Packaging material and ingredients.....................     250,767       274,099
                                                              ----------   -----------
       Total inventories....................................   1,152,953     1,196,922
                                                              ----------   -----------
  Prepaid expenses..........................................     147,656       146,698
  Other current assets......................................      16,519         9,363
  Current assets of discontinued operations.................          --       585,792
                                                              ----------   -----------
       Total current assets.................................   3,284,320     3,373,566
                                                              ----------   -----------
Property, plant and equipment:
  Land......................................................      61,870        57,135
  Buildings and leasehold improvements......................     752,799       713,105
  Equipment, furniture and other............................   2,598,184     2,431,280
                                                              ----------   -----------
                                                               3,412,853     3,201,520
  Less accumulated depreciation.............................   1,454,987     1,292,408
                                                              ----------   -----------
       Total property, plant and equipment, net.............   1,957,866     1,909,112
                                                              ----------   -----------
Other non-current assets:
  Goodwill..................................................   1,849,389     1,826,504
  Trademarks, net...........................................     610,063       549,635
  Other intangibles, net....................................     134,897       142,076
  Other non-current assets..................................   1,388,216     1,116,338
  Non-current assets of discontinued operations.............          --     1,361,123
                                                              ----------   -----------
       Total other non-current assets.......................   3,982,565     4,995,676
                                                              ----------   -----------
       Total assets.........................................  $9,224,751   $10,278,354
                                                              ==========   ===========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              April 30,      May 1,
                                                                 2003         2002
                                                              ----------   -----------
                                                               (Dollars in thousands)
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $  146,838   $   178,358
  Portion of long-term debt due within one year.............       7,948       524,287
  Accounts payable..........................................     938,168       882,826
  Salaries and wages........................................      43,439        34,355
  Accrued marketing.........................................     201,945       155,094
  Other accrued liabilities.................................     387,130       431,000
  Income taxes..............................................     200,666       191,091
  Current liabilities of discontinued operations............          --       112,158
                                                              ----------   -----------
       Total current liabilities............................   1,926,134     2,509,169
                                                              ----------   -----------
Long-term debt and other liabilities:
  Long-term debt............................................   4,776,143     4,642,968
  Deferred income taxes.....................................     183,998       268,307
  Non-pension postretirement benefits.......................     192,663       187,275
  Minority interest.........................................     415,559       440,648
  Other.....................................................     531,097       336,635
  Non-current liabilities of discontinued operations........          --       174,736
                                                              ----------   -----------
       Total long-term debt and other liabilities...........   6,099,460     6,050,569
                                                              ----------   -----------
Shareholders' equity:
  Capital stock:
     Third cumulative preferred, $1.70 first series, $10 par
       value................................................         106           110
     Common stock, 431,096,485 shares issued, $0.25 par
       value................................................     107,774       107,774
                                                              ----------   -----------
                                                                 107,880       107,884
  Additional capital........................................     376,542       348,605
  Retained earnings.........................................   4,432,571     4,968,535
                                                              ----------   -----------
                                                               4,916,993     5,425,024
  Less:
  Treasury shares, at cost (79,647,881 shares at April 30,
     2003 and 80,192,280 shares at May 1, 2002).............   2,879,506     2,893,198
  Unearned compensation.....................................      21,195           230
  Accumulated other comprehensive loss......................     817,135       812,980
                                                              ----------   -----------
       Total shareholders' equity...........................   1,199,157     1,718,616
                                                              ----------   -----------
       Total liabilities and shareholders' equity...........  $9,224,751   $10,278,354
                                                              ==========   ===========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              Preferred Stock       Common Stock
                                                              Comprehensive   ----------------   ------------------
                                                                 Income       Shares   Dollars   Shares    Dollars
                                                              -------------   ------   -------   -------   --------
                                                                (Amounts in thousands, except per share amounts)
Balance at May 3, 2000......................................                    14      $139     431,096   $107,774
Comprehensive income--2001:
  Net income--2001..........................................    $ 478,012
  Other comprehensive income (loss), net of tax:
    Minimum pension liability, net of $6,995 tax benefit....      (11,909)
    Unrealized translation adjustments......................     (179,476)
    Cumulative effect of change in accounting for
      derivatives...........................................          (64)
    Net change in fair value of cash flow hedges............       (1,669)
    Net hedging losses reclassified into earnings...........          595
                                                                ---------
Comprehensive income........................................    $ 285,489
                                                                =========
Cash dividends:
    Preferred @ $1.70 per share.............................
    Common @ $1.545 per share...............................
Shares reacquired...........................................
Conversion of preferred into common stock...................                    (1)      (13)
Stock options exercised, net of shares tendered for
  payment...................................................
Unearned compensation amortization..........................
Other, net*.................................................
                                                                                --      ----     -------   --------
Balance at May 2, 2001......................................                    13       126     431,096    107,774
Comprehensive income--2002:
  Net income--2002..........................................    $ 833,889
  Other comprehensive income (loss), net of tax:
    Minimum pension liability, net of $3,782 tax benefit....       (6,440)
    Unrealized translation adjustments......................       30,824
    Net change in fair value of cash flow hedges............       (3,270)
    Net hedging losses reclassified into earnings...........        3,194
                                                                ---------
Comprehensive income........................................    $ 858,197
                                                                =========
Cash dividends:
    Preferred @ $1.70 per share.............................
    Common @ $1.6075 per share..............................
Shares reacquired...........................................
Conversion of preferred into common stock...................                    (2)      (16)
Stock options exercised, net of shares tendered for
  payment...................................................
Unearned compensation amortization..........................
Other, net*.................................................
                                                                                --      ----     -------   --------
Balance at May 1, 2002......................................                    11       110     431,096    107,774
Comprehensive income--2003:
  Net income--2003..........................................    $ 566,285
  Other comprehensive income (loss), net of tax:
    Minimum pension liability, net of $186,595 tax
      benefit...............................................     (414,900)
    Unrealized translation adjustments......................      404,163
    Net change in fair value of cash flow hedges............       24,265
    Net hedging gains reclassified into earnings/spun off...      (17,683)
                                                                ---------
Comprehensive income........................................    $ 562,130
                                                                =========
Cash dividends:
    Preferred @ $1.70 per share.............................
    Common @ $1.485 per share...............................
Conversion of preferred into common stock...................                              (4)
Stock options exercised, net of shares tendered for
  payment...................................................
Spin off of SKF Foods.......................................
Grant of restricted stock units, net of amortization........
Other, net*.................................................
                                                                                --      ----     -------   --------
Balance at April 30, 2003...................................                    11      $106     431,096   $107,774
                                                                                ==      ====     =======   ========
Authorized Shares--April 30, 2003...........................                    11               600,000
                                                                                ==               =======

* Includes activity of the Global Stock Purchase Plan.

                See Notes to Consolidated Financial Statements.

                                                                  Accumulated
                             Treasury Stock                          Other           Total
Additional    Retained    ---------------------     Unearned     Comprehensive   Shareholders'
 Capital      Earnings    Shares      Dollars     Compensation       Loss           Equity
----------   ----------   -------   -----------   ------------   -------------   -------------
 $304,318    $4,756,513   (83,653)  $(2,920,471)    $ (7,652)      $(644,765)     $1,595,856
                478,012                                                              478,012
                                                                    (192,523)       (192,523)
                    (22)                                                                 (22)
               (537,290)                                                            (537,290)
                           (2,325)      (90,134)                                     (90,134)
     (446)                     18           459                                           --
   25,787+                  3,389        76,737                                      102,524
                                                       4,551                           4,551
    1,974                     423        10,779                                       12,753
 --------    ----------   -------   -----------     --------       ---------      ----------
  331,633     4,697,213   (82,148)   (2,922,630)      (3,101)       (837,288)      1,373,727
                833,889                                                              833,889
                                                                      24,308          24,308
                    (20)                                                                 (20)
               (562,547)                                                            (562,547)
                           (1,000)      (45,363)                                     (45,363)
     (540)                     22           556                                           --
   13,660+                  2,556        64,620                                       78,280
                                                       2,871                           2,871
    3,852                     378         9,619                                       13,471
 --------    ----------   -------   -----------     --------       ---------      ----------
  348,605     4,968,535   (80,192)   (2,893,198)        (230)       (812,980)      1,718,616
                566,285                                                              566,285
                                                                      (4,155)         (4,155)
                    (19)                                                                 (19)
               (521,592)                                                            (521,592)
     (160)                      6           164                                           --
      838+                    311         7,755                                        8,593
               (580,638)                                                            (580,638)
   26,117                                            (20,965)                          5,152
    1,142                     227         5,773                                        6,915
 --------    ----------   -------   -----------     --------       ---------      ----------
 $376,542    $4,432,571    79,648   $(2,879,506)    $(21,195)      $(817,135)++   $1,199,157
 ========    ==========   =======   ===========     ========       =========      ==========

 + Includes income tax benefit resulting from exercised stock options.
++ Comprised of unrealized translation adjustment of $(371,393), minimum pension liability of $(451,110) and deferred net gains on derivative financial instruments $5,368.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal year ended
                                                              ---------------------------------------
                                                               April 30,      May 1,        May 2,
                                                                 2003          2002          2001
                                                              (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                              -----------   -----------   -----------
                                                                      (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income................................................  $   566,285   $   833,899   $   478,012
  Net (income)/loss from discontinued operations............      (88,738)     (158,708)       70,638
                                                              -----------   -----------   -----------
  Net income from continuing operations.....................      477,547       675,181       548,650
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................      194,328       177,403       163,289
    Amortization............................................       20,434        65,445        56,288
    Deferred tax provision..................................      133,320        77,412        80,063
    Loss on sale of The All American Gourmet business.......           --            --        94,600
    Cumulative effect of changes in accounting principle....       77,812            --        15,281
    Benefit from tax planning and new tax legislation in
      Italy.................................................           --            --       (93,150)
    Provision for transaction costs and restructuring.......      177,979        12,386       247,934
    Other items, net........................................     (133,696)     (121,288)      (69,363)
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................       53,177       (76,145)     (140,020)
      Inventories...........................................       66,351      (110,537)      126,751
      Prepaid expenses and other current assets.............      (13,337)      (31,982)      (22,466)
      Accounts payable......................................       (1,665)       (9,460)      (59,421)
      Accrued liabilities...................................     (171,793)      (39,857)     (370,868)
      Income taxes..........................................       25,581        95,801      (317,612)
                                                              -----------   -----------   -----------
         Cash provided by operating activities..............      906,038       714,359       259,956
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures......................................     (153,969)     (193,854)     (358,930)
  Proceeds from disposals of property, plant and
    equipment...............................................       33,533        17,555       178,102
  Acquisitions, net of cash acquired........................      (13,554)     (834,838)     (672,958)
  Proceeds from divestitures................................       54,981        32,859        64,578
  Proceeds from spin-off of SKF Foods.......................    1,063,557            --            --
  Purchases of short-term investments.......................           --            --    (1,484,201)
  Sales and maturities of short-term investments............           --        17,314     1,493,091
  Investment in The Hain Celestial Group, Inc. .............           --            --       (79,743)
  Other items, net..........................................      (23,460)      (13,173)      (21,764)
                                                              -----------   -----------   -----------
         Cash provided by/(used for) investing activities...      961,088      (974,137)     (881,825)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................           --     2,009,111     1,536,744
  Payments on long-term debt................................     (741,206)     (329,178)      (48,321)
  (Payments on) proceeds from commercial paper and
    short-term debt, net....................................     (176,214)   (1,270,984)     (680,858)
  Proceeds from issuance of preferred stock of subsidiary...           --       325,000            --
  Dividends.................................................     (521,611)     (562,567)     (537,312)
  Purchase of treasury stock................................           --       (45,363)      (90,134)
  Exercise of stock options.................................        7,495        63,731        93,901
  Other items, net..........................................       14,994        (8,491)        9,077
                                                              -----------   -----------   -----------
         Cash (used for)/provided by financing activities...   (1,416,542)      181,259       283,097
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       46,517       (12,234)      (14,354)
Effect of discontinued operations...........................      102,228       159,498       353,770
                                                              -----------   -----------   -----------
Net increase in cash and cash equivalents...................      599,329        68,745           644
Cash and cash equivalents at beginning of year..............      202,403       133,658       133,014
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $   801,732   $   202,403   $   133,658
                                                              ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR:

     H. J. Heinz Company (the "Company") operates on a 52- or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 30, 2003, May 1, 2002, and May 2, 2001.

  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated. Investments owned less than 50%, where significant influence exists, are accounted for on an equity basis. Certain prior-year amounts have been reclassified in order to conform with the Fiscal 2003 presentation.

     On May 3, 2001, the Company reorganized its U.S. corporate structure by consolidating its U.S. business into two major entities: H. J. Heinz Finance Company ("Heinz Finance") manages treasury functions and H. J. Heinz Company, LP ("Heinz LP") owns or leases the operating assets and manages the U.S. business. Heinz Finance assumed primary liability for payment of the Company's outstanding senior unsecured debt and accrued interest by becoming a co-obligor with the Company. All the assets, liabilities, results of operations and cash flows of Heinz Finance and Heinz LP are included in the Company's consolidated financial statements.

  USE OF ESTIMATES:

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  TRANSLATION OF FOREIGN CURRENCIES:

     For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net income for the period.

  CASH EQUIVALENTS:

     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.

  INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT:

     Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed periodically for possible impairment. The Company's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

  INTANGIBLES:

     Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed periodically for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. Prior to 2002, goodwill and intangible assets with indefinite useful lives were amortized over periods not exceeding 40 years. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment.

  REVENUE RECOGNITION:

     The Company recognizes revenue when title, ownership and risk of loss pass to the customer.

  ADVERTISING EXPENSES:

     Advertising costs are expensed in the year in which the advertising first takes place.

  INCOME TAXES:

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Where it is contemplated that earnings will be remitted, credit for foreign taxes already paid generally will offset applicable U.S. income taxes. In cases where they will not offset U.S. income taxes, appropriate provisions are included in the consolidated statements of income.

  STOCK-BASED EMPLOYEE COMPENSATION PLANS:

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
fair value of the options granted at grant date as prescribed by SFAS No. 123, income and earnings per share from continuing operations before cumulative effect of change in accounting principle would have been reduced to the pro forma amounts indicated below:

                                                             Fiscal year ended
                                                   --------------------------------------
                                                   April 30,       May 1,        May 2,
                                                      2003          2002          2001
                                                   (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                   ----------    ----------    ----------
                                                           (Dollars in thousands,
                                                         except per share amounts)
Pro forma income from continuing operations
  before cumulative effect of change in
  accounting principle...........................   $529,250      $631,827      $526,519
Pro forma diluted income per common share from
  continuing operations before cumulative effect
  of change in accounting principle..............   $   1.49      $   1.79      $   1.51
Pro forma basic income per common share from
  continuing operations before cumulative effect
  of change in accounting principle..............   $   1.51      $   1.81      $   1.51

     The weighted-average fair value of options granted was $6.86 per share in Fiscal 2003, $8.54 per share in Fiscal 2002 and $8.46 per share in Fiscal 2001.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2003          2002          2001
                                                    ----          ----          ----
Dividend yield..................................     4.3%          3.9%          3.8%
Volatility......................................    25.2%         23.3%         23.5%
Risk-free interest rate.........................     4.0%          4.6%          6.0%
Expected term (years)...........................     6.5           6.5           6.5

  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, swaps, forward contracts, commodity futures, and option contracts. The carrying values for the Company's financial instruments approximate fair value with the exception at times of long-term debt. As of April 30, 2003 and May 1, 2002, the fair value of debt obligations approximated the recorded value. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

     The Company uses derivative financial instruments for the purpose of hedging currency, price, and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Interest rate swaps designated as fair value hedges are presented as a component of other non-current assets. All other derivatives are included in receivables or accounts payable, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated statements of cash flows within operating activities as a component of other items, net.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

2.  RECENTLY ISSUED ACCOUNTING STANDARDS:

     In Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, adopted retroactive to May 4, 2000, Heinz recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect of the change on prior years resulted in a charge to income in Fiscal 2001 of $14.8 million (net of income taxes of $9.3 million). The change did not have a significant effect on revenues or results of operations for the year ended May 2, 2001.

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

     The Company completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003 and, as a result, recorded a transitional impairment charge that was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle for Fiscal 2003, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million, and Other Operating Entities $20.5 million.

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

     The effects of adopting the new standards on net income and diluted earnings per share are as follows:

                                                             Fiscal Year Ended
                                        ------------------------------------------------------------
                                                   Net income                     Diluted EPS
                                        --------------------------------    ------------------------
                                          2003        2002        2001       2003     2002     2001
                                        --------    --------    --------    ------    -----    -----
                                                           (Thousands of dollars)
Net income before effect of change
  in accounting principle...........    $644,097    $833,889    $494,918    $ 1.82    $2.36    $1.41
Add: Goodwill amortization..........          --      53,775      44,902        --     0.16     0.13
  Trademark amortization............          --       8,520       8,332        --     0.02     0.02
                                        --------    --------    --------    ------    -----    -----
Adjusted net income before effect of
  change in accounting principle....     644,097     896,184     548,152      1.82     2.54     1.56
Effect of change in accounting
  principle.........................     (77,812)         --     (16,906)    (0.22)      --    (0.05)
                                        --------    --------    --------    ------    -----    -----
Adjusted net income.................    $566,285    $896,184    $531,246    $ 1.60    $2.54    $1.51
                                        ========    ========    ========    ======    =====    =====

     Income from continuing operations for Fiscal 2002 and 2001 would have been $720.4 million and $583.7 million ($0.13 and $0.10 per share higher) respectively, had the provisions of the new standards been applied as of May 4, 2000.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the fiscal year ended April 30, 2003, by reportable segment, are as follows:

                               Heinz                                            Other
                               North        U.S.                   Asia/      Operating
                              America      Frozen      Europe     Pacific     Entities       Total
                              --------    --------    --------    --------    ---------    ----------
                                                      (Thousands of dollars)
Balance at May 1, 2002.....   $581,261    $471,351    $639,465    $109,613     $24,814     $1,826,504
Acquisition/(disposal).....     (5,564)         --          --       9,704      (1,810)         2,330
Effect of change in
  accounting principle.....         --          --     (54,533)     (2,737)    (20,542)       (77,812)
Purchase accounting
  reclassifications........      1,741       5,394     (32,144)         --          --        (25,009)
Translation adjustments....      3,975          --      98,400      24,309           7        126,691
Other......................       (728)     (1,280)     (3,973)      2,312         354         (3,315)
                              --------    --------    --------    --------     -------     ----------
Balance at April 30,
  2003.....................   $580,685    $475,465    $647,215    $143,201     $ 2,823     $1,849,389
                              ========    ========    ========    ========     =======     ==========

     Trademarks and other intangible assets at April 30, 2003 and May 1, 2002, subject to amortization expense, are as follows:

                                     April 30, 2003                           May 1, 2002
                           -----------------------------------    -----------------------------------
                            Gross      Accum Amort      Net        Gross      Accum Amort      Net
                           --------    -----------    --------    --------    -----------    --------
                                                     (Thousands of dollars)
Trademarks.............    $191,832     $ (55,691)    $136,141    $179,496     $ (28,238)    $151,258
Licenses...............     208,186      (112,617)      95,569     208,186      (106,730)     101,456
Other..................      96,938       (57,610)      39,328      87,941       (47,321)      40,620
                           --------     ---------     --------    --------     ---------     --------
                           $496,956     $(225,918)    $271,038    $475,623     $(182,289)    $293,334
                           ========     =========     ========    ========     =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $20.4 million for the fiscal year ended April 30, 2003. Based upon the amortizable intangible assets recorded on the balance sheet as of April 30, 2003, amortization expense for each of the next five fiscal years is estimated to be approximately $20.0 million.

     Intangible assets not subject to amortization at April 30, 2003 and May 1, 2002, were $473.9 million and $398.4 million, respectively, and consisted solely of trademarks.

     Effective May 2, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the fiscal year ended April 30, 2003.

     During Fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.

     During Fiscal 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. The Company has not issued or modified any material guarantees since December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transitions for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of the Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt on the consolidated balance sheet and the $20.2 million annual preferred dividend from other expenses, net to interest expense on the consolidated statement of income with no resulting effect on the Company's profitability.

3.  DISCONTINUED OPERATIONS AND SPIN-OFF

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to these businesses spun off to Del Monte have been included in discontinued operations in the Company's consolidated statements of income and consolidated balance sheets. Discontinued operations for the fiscal years ended April 30, 2003, and May 1, 2002, represent operating results for eight and twelve months respectively. The net assets distributed to Heinz shareholders have been treated as a dividend and charged to retained earnings.

     The discontinued operations generated sales of $1,091.3 million, $1,817.0 million and $1,833.2 million and net income of $88.7 million (net of $35.4 million in tax), net income of $158.7 million (net of $69.4 million in tax) and a net loss of $70.6 million (net of $12.4 million of a tax benefit) for the fiscal years ended April 30, 2003, May 1, 2002, and May 2, 2001, respectively.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Net assets related to discontinued operations of $1,660.0 million are reported on the May 1, 2002 consolidated balance sheet. These assets consist of the following:

                   (Thousands of dollars)                       May 1, 2002
                   ----------------------                       -----------
Receivables.................................................    $  216,759
Inventories.................................................       330,632
Property, plant and equipment, net..........................       340,962
Intangibles.................................................       971,860
Other assets................................................        86,702
                                                                ----------
  Total assets..............................................     1,946,915
                                                                ----------
Accounts payable............................................        55,657
Other accrued liabilities...................................        56,501
Other long-term liabilities.................................       174,736
                                                                ----------
  Total liabilities.........................................       286,894
                                                                ----------
  Net Assets................................................    $1,660,021
                                                                ==========

4.  ACQUISITIONS/DIVESTITURES

     All of the following acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. There are no significant contingent payments, options or commitments associated with any of the acquisitions.

     Pro forma results of the Company, assuming all of the following acquisitions and divestitures had occurred at the beginning of each period presented, would not be materially different from the results reported.

  FISCAL 2003:

     In Fiscal 2003 there were no significant acquisitions or divestitures.

  FISCAL 2002:

     The Company acquired the following businesses for a total of $837.3 million, which was paid primarily in cash, including obligations to sellers of $2.5 million:

     - In July 2001, the Company completed the acquisition of Borden Food Corporation's pasta sauce, dry bouillon and soup business including such brands as Classico pasta sauces, Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups.

     - In August 2001, the Company completed the acquisition of Delimex Holdings, Inc., a leading maker of frozen Mexican food products such as taquitos, quesadillas, tamales and rice bowls.

     - In September 2001, the Company completed the acquisition of Anchor Food Products branded retail business, which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers and the Poppers brand of retail appetizer lines.

     - The Company also made other smaller acquisitions.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The allocations of the purchase price resulted in goodwill of $588.5 million, which was assigned to the U.S. Frozen segment ($380.7 million) and the Heinz North America segment ($207.8 million). Of that amount, $375.3 million is expected to be deductible for tax purposes. In addition, $192.1 million of intangible assets were acquired, of which $97.2 million was assigned to brands and trademarks that are not subject to amortization. The remaining $94.9 million of acquired intangible assets has a weighted-average useful life of approximately 27 years. The intangible assets that make up that amount include brands and trademarks of $39.1 million (38-year weighted-average useful life), licensing agreements of $45.8 million (20-year weighted-average useful life) and patents of $10.0 million (18-year weighted-average useful life).

  FISCAL 2001:

     The Company acquired businesses for a total of $678.4 million, including obligations to sellers of $5.5 million. The allocations of the purchase price resulted in goodwill of $478.6 million and trademarks and other intangible assets of $117.4 million.

     On February 28, 2001, the Company completed the acquisition of the CSM Food Division of CSM Nederland NV, one of the leading food companies in the Benelux (Belgium, the Netherlands, Luxembourg) region which includes the following brands: Honig brand of soups, sauces and pasta meals; HAK brand vegetables packed in glass; KDR (Koninklijke de Ruijter) brand sport drinks and fortified juices; and KDR brand spreads and sprinkles, which are traditional toppings for breakfast breads and toasts.

     On March 1, 2001, the Company acquired two privately held U.S. foodservice companies: Cornucopia, Inc. of Irvine, California, and Central Commissary, Inc. of Phoenix, Arizona. Both companies make and market refrigerated and frozen reciped food products. Also during Fiscal 2001, the Company completed the acquisitions of IDF Holdings, Inc., the parent of International DiverseFoods Inc., a leading manufacturer of customized dressings, sauces, mixes and condiments for restaurant chains and foodservice distributors, and Alden Merrell Corporation, a manufacturer of high-quality, premium-priced frozen desserts for casual dining restaurants and foodservice distributors. The Company also made other smaller acquisitions.

     On February 9, 2001, the Company announced it had sold The All American Gourmet business and its Budget Gourmet and Budget Gourmet Value Classics brands of frozen entrees for $55.0 million. The transaction resulted in a pretax loss of $94.6 million ($66.2 million after-tax). During Fiscal 2001, the Company also made other smaller divestitures.

5.  SPECIAL ITEMS

  DEL MONTE AND OTHER REORGANIZATION COSTS

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $164.6 million pretax ($113.1 million after-tax) and were comprised of $61.8 million for legal, professional and other related costs, $51.3 million in employee termination and severance costs, $39.6 million related to the early retirement of debt, and $12.0 million in non-cash asset write-downs. Of this amount, $6.1 million was included in cost of products sold, $118.9 million in selling, general and administrative expenses ("SG&A"), and $39.6 million in other expense, net.

     Additionally in Fiscal 2003, losses on the exit of non-strategic businesses, primarily the UK frozen pizza business and a North American fish and frozen vegetable business, totaled $62.4 million pretax ($49.3 million after-tax), and were comprised of $39.7 million in non-cash asset write-downs, $12.1 million in losses on the sale of businesses and $10.6 million in employee

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
termination, severance and other exit costs. Of these amounts, $47.3 million was included in cost of products sold and $15.1 million in SG&A. As of April 30, 2003, $46.2 million was included in accrued expenses related to Del Monte and other reorganization costs.

  STREAMLINE

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative included a worldwide organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, the Company utilized $19.4 million of severance and exit accruals, principally related to its global overhead reduction plan, primarily in Europe and North America. In addition, as a result of the spin off of SKF Foods, a $3.4 million restructuring liability related to ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte.

     During the first quarter of Fiscal 2002, the Company recognized restructuring and implementation charges totaling $8.3 million pretax ($6.1 million after-tax). In the fourth quarter of Fiscal 2002, the Company recorded a net charge of $4.1 million pretax ($2.8 million after-tax) to reflect revisions in original cost estimates. This charge was primarily a result of higher than expected severance costs (primarily in Europe and the U.S.). Total Fiscal 2002 pretax charges of $3.8 million were classified as cost of products sold and $8.6 million as SG&A.

     During Fiscal 2001, the Company recognized restructuring charges and implementation costs totaling $101.4 million pretax ($69.0 million after-tax), which primarily include severance costs and were all classified as SG&A. Implementation costs were recognized as incurred in Fiscal 2002 ($2.6 million pretax) and Fiscal 2001 ($1.8 million pretax) and consist of incremental costs directly related to the implementation of the Streamline initiative.

  OPERATION EXCEL

     In Fiscal 1999, the Company announced a growth and restructuring initiative named "Operation Excel." This initiative was a multi-year, multi-faceted program that established manufacturing centers of excellence, focused the product portfolio, realigned the Company's management teams and invested in growth initiatives. The Company substantially completed Operation Excel in Fiscal 2002.

     During Fiscal 2001, the Company recognized restructuring charges of $12.1 million pretax ($7.7 million after-tax). These charges were primarily associated with higher than originally expected severance costs associated with creating the single North American Grocery & Foodservice headquarters in Pittsburgh, Pennsylvania. Of this charge, $9.7 million was recorded in cost of products sold and $2.4 million in SG&A. This charge was offset by reversals of unutilized Operation Excel accruals and asset write-downs of $68.4 million pretax ($52.3 million after-tax), $36.0 million of which were recorded in cost of products sold and $32.3 million in SG&A and were primarily the result of lower than expected lease termination costs related to exiting the Company's fitness business, revisions in estimates of fair values of assets which were disposed of as part of Operation Excel, and the Company's decision not to transfer certain European baby food production. Implementation costs of $202.8 million pretax ($135.8 million after-tax) were also recognized in Fiscal 2001, of which $100.2 million was recorded in cost of products sold and $102.6 million in SG&A.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

6.  INCOME TAXES

     The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

                                                         2003        2002        2001
                                                       --------    --------    --------
                                                            (Dollars in thousands)
Current:
  U.S. federal.....................................    $ (1,701)   $133,428    $ 85,782
  State............................................       9,218       5,857     (17,379)
  Foreign..........................................     172,535     158,642      42,029
                                                       --------    --------    --------
                                                        180,052     297,927     110,432
                                                       --------    --------    --------
Deferred:
  U.S. federal.....................................      89,111      27,617      39,571
  State............................................       3,721         217       4,434
  Foreign..........................................      40,488      49,578      36,058
                                                       --------    --------    --------
                                                        133,320      77,412      80,063
                                                       --------    --------    --------
  Provision for income taxes.......................    $313,372    $375,339    $190,495
                                                       ========    ========    ========

     Tax expense resulting from allocating certain tax benefits directly to additional capital was $1.1 million in Fiscal 2003, $15.1 million in Fiscal 2002, and $12.5 million in Fiscal 2001.

     The components of income from continuing operations before income taxes consist of the following:

                                                        2003         2002         2001
                                                      --------    ----------    --------
                                                            (Dollars in thousands)
Domestic..........................................    $139,669    $  375,325    $191,223
Foreign...........................................     729,062       675,195     563,203
                                                      --------    ----------    --------
From continuing operations........................    $868,731    $1,050,520    $754,426
                                                      ========    ==========    ========

     The differences between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate on continuing operations are as follows:

                                                            2003        2002        2001
                                                            -----       -----       -----
U.S. federal statutory tax rate.........................     35.0%       35.0%       35.0%
Tax on income of foreign subsidiaries...................     (4.2)       (1.7)       (4.1)
State income taxes (net of federal benefit).............      1.2         0.3        (0.9)
Earnings repatriation...................................      0.8         1.0         5.7
Foreign losses..........................................      0.7        (0.3)        1.4
Tax law changes.........................................     (0.5)         --       (12.2)
Other...................................................      3.1         1.4         0.4
                                                            -----       -----       -----
Effective tax rate......................................     36.1%       35.7%       25.3%
                                                            =====       =====       =====

     The Fiscal 2001 effective tax rate was favorably impacted by the recognition of a tax benefit of $93.2 million related to new tax legislation enacted in Italy. The Fiscal 2003, 2002 and 2001 effective tax rates were unfavorably impacted by restructuring and related costs expected to be realized in lower tax rate jurisdictions and by nondeductible expenses related to the restructurings.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The deferred tax (assets) and deferred tax liabilities related to continuing operations recorded on the consolidated balance sheets as of April 30, 2003 and May 1, 2002 are as follows:

                                                                  2003          2002
                                                                --------      --------
                                                                (Dollars in thousands)
Depreciation/amortization...................................    $380,432      $310,633
Benefit plans...............................................       2,835        62,061
Other.......................................................      81,746        70,003
                                                                --------      --------
                                                                 465,013       442,697
                                                                --------      --------
Provision for estimated expenses............................     (25,601)       (1,388)
Operating loss carryforwards................................     (43,653)      (38,829)
Benefit plans...............................................    (179,120)     (127,282)
Tax credit carryforwards....................................     (31,431)      (70,657)
Other.......................................................    (102,126)     (119,022)
                                                                --------      --------
                                                                (381,931)     (357,178)
                                                                --------      --------
Valuation allowance.........................................      62,754       100,358
                                                                --------      --------
Net deferred tax liabilities................................    $145,836      $185,877
                                                                ========      ========

     At the end of Fiscal 2003, net operating loss carryforwards totaled $128.9 million. Of that amount, $67.9 million expire through 2027; the other $61.0 million do not expire. Foreign tax credit carryforwards total $31.4 million and expire through 2007.

     The Company's consolidated United States income tax returns have been audited by the Internal Revenue Service for all years through 1994. The Company has retained responsibility for all income tax matters related to the spun-off businesses prior to December 20, 2002.

     Undistributed earnings of foreign subsidiaries considered to be reinvested permanently amounted to $2.15 billion at April 30, 2003.

     The Fiscal 2003 net change in valuation allowance for deferred tax assets was a decrease of $37.6 million, due principally to a reduction of deferred tax assets related to foreign tax credit carryforwards.

7.  DEBT

     Short-term debt consisted of bank debt and other borrowings of $146.8 million and $178.4 million as of April 30, 2003 and May 1, 2002, respectively. The weighted average interest rate was 5.2% and 6.4% for Fiscal 2003 and Fiscal 2002, respectively.

     In September 2001, the Company and Heinz Finance entered into a 364-Day Credit Agreement, which was renewed in September 2002, and a Five-Year Credit Agreement, expiring in September 2006. The 364-day agreement permits the Company and Heinz Finance to borrow up to $800 million. The five-year agreement permits the Company and Heinz Finance to borrow up to $1.5 billion. These agreements support the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
the Company's ability to refinance these borrowings on a long-term basis. Long-term debt was comprised of the following as of April 30, 2003 and May 1, 2002:

                                                                 2003         2002
                                                              ----------   ----------
                                                              (Dollars in thousands)
Commercial paper............................................  $       --   $  119,117
6.875% U.S. Dollar Notes due January 2003...................          --      199,963
5.75% U.S. Dollar Notes due February 2003...................          --      249,794
5.00% Euro Notes due January 2005...........................     335,621      272,051
6.85% New Zealand Dollar Notes due February 2005............      50,400       40,302
5.125% Euro Notes due April 2006............................     501,897      407,790
6.00% U.S. Dollar Notes due March 2008......................     299,022      298,823
6.625% U.S. Dollar Notes due July 2011......................     749,142      749,038
6.00% U.S. Dollar Notes due March 2012......................     695,427      694,909
U.S. Dollar Remarketable Securities due November 2020.......     800,000    1,000,000
6.375% U.S. Dollar Debentures due July 2028.................     243,074      242,799
6.25% British Pound Notes due February 2030.................     198,314      181,164
6.75% U.S. Dollar Notes due March 2032......................     547,316      547,223
Other U.S. Dollar due October 2016 -- November 2034
  (3.39-14.2%)..............................................      18,479       24,618
Other Non-U.S. Dollar due December 2003 -- March 2022
  (2.85-11.0%)..............................................      50,597      116,114
                                                              ----------   ----------
                                                               4,489,289    5,143,705
SFAS 133 Hedge Accounting Adjustments (See Note 13).........     294,802       23,550
Less portion due within one year............................      (7,948)    (524,287)
                                                              ----------   ----------
Total long-term debt........................................  $4,776,143   $4,642,968
                                                              ==========   ==========
Weighted-average interest rate on long-term debt, including
  the impact of applicable interest rate swaps..............       4.25%        4.65%
                                                              ==========   ==========

     The fair value of the debt obligations approximated the recorded value as of April 30, 2003 and May 1, 2002. Annual maturities of long-term debt during the next five fiscal years are $7.9 million in 2004, $397.1 million in 2005, $509.8 million in 2006, $8.2 million in 2007 and $300.3 million in 2008.

     In March 2002, Heinz Finance issued $700 million of 6% Notes due 2012 and $550 million of 6.75% Notes due 2032. The notes are guaranteed by the Company and the proceeds were used to retire commercial paper. The notes together with Heinz Finance's $750 million 6.625% Notes due 2011 were initially privately placed in reliance on exemptions from registration under the Securities Act of 1933. In March 2003, Heinz Finance exchanged new debt securities for these initial debt securities, with the new debt securities being substantially identical in all respects to the initial debt securities, except for being registered under the Securities Act of 1933.

     As of April 30, 2003, the Company had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2002, the securities were remarketed at an effective yield to the Company of 6.56%.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     In Fiscal 2003, the Company used part of the proceeds from the Del Monte transaction to retire the following long-term debt:

                                                              (Dollars in Thousand)
6.875% U.S. Dollar Notes due January 2003...................        $200,000
5.75% U.S. Dollar Notes due February 2003...................        $250,000
Remarketable Securities due November 2020...................        $200,000

     In connection with the early retirement of a portion of the Remarketable Securities due November 2020, the Company recorded a $39.6 million pretax charge in other expenses, net in the consolidated statement of income.

8.  SHAREHOLDERS' EQUITY

  CAPITAL STOCK:

     The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share.

     As of April 30, 2003, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP"):

     The Company established an ESOP in 1990 to replace in full or in part the Company's cash-matching contributions to the H. J. Heinz Company Employees Retirement and Savings Plan, a 401(k) plan for salaried employees. Matching contributions to the 401(k) plan are based on a percentage of the participants' contributions, subject to certain limitations.

  GLOBAL STOCK PURCHASE PLAN ("GSPP"):

     On September 8, 1999, the shareholders authorized the GSPP which provides for the purchase by employees of up to 3,000,000 shares of the Company's stock through payroll deductions. Employees who choose to participate in the plan receive an option to acquire common stock at a discount. The purchase price per share is the lower of 85% of the fair market value of the Company's stock on the first or last day of a purchase period. During Fiscal 2003, employees purchased 217,235 shares under this plan.

  PENSION OBLIGATION:

     The Company made cash contributions to its pension plans totaling $224 million compared to $111 million in Fiscal 2002. In addition the Company recorded an additional minimum liability of $451.1 million as of April 30, 2003.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

9.  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                      2003        2002       2001
                                                   ----------   --------   --------
                                                        (Dollars in thousands)
Cash Paid During the Year For:
Interest.........................................  $  282,366   $290,513   $298,761
                                                   ==========   ========   ========
Income taxes.....................................  $  155,843   $180,757   $456,279
                                                   ==========   ========   ========
Details of Acquisitions:
Fair value of assets.............................  $   30,391   $889,440   $819,163
Liabilities*.....................................      11,489     52,615    136,358
                                                   ----------   --------   --------
Cash paid........................................      18,902    836,825    682,805
Less cash acquired...............................       5,348      1,987      9,847
                                                   ----------   --------   --------
Net cash paid for acquisitions...................  $   13,554   $834,838   $672,958
                                                   ==========   ========   ========
Noncash activities:
  Net assets spun-off............................  $1,644,195   $     --   $     --
                                                   ==========   ========   ========

* Includes obligations to sellers of $2.5 million and $5.5 million in 2002 and 2001, respectively.

10.  EMPLOYEES' STOCK OPTION PLANS AND MANAGEMENT INCENTIVE PLANS

     Under the Company's stock option plans, officers and other key employees may be granted options to purchase shares of the Company's common stock. Generally, the option price on outstanding options is equal to the fair market value of the stock at the date of grant. Options are generally exercisable beginning from one to three years after date of grant and have a maximum term of 10 years. In Fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.

     Data regarding the Company's stock option plans follows:

                                                                         Weighted-Average
                                                            Shares        Exercise Price
                                                          -----------    ----------------
Shares under option May 3, 2000.......................     29,718,282         $38.29
Options granted.......................................      4,806,600          37.19
Options exercised.....................................     (3,395,874)         26.69
Options surrendered...................................       (887,663)         51.27
                                                          -----------         ------
Shares under option May 2, 2001.......................     30,241,345          39.04
Options granted.......................................      4,712,000          43.16
Options exercised.....................................     (2,555,999)         24.93
Options surrendered...................................     (1,088,250)         51.01
                                                          -----------         ------
Shares under option May 1, 2002.......................     31,309,096          40.39
Options granted.......................................      3,711,410          35.43
Options exercised.....................................       (311,376)         33.03
Options surrendered...................................       (402,306)         42.75
Spin off of SKF Foods.................................      3,594,203             --
                                                          -----------         ------
Shares under option April 30, 2003....................     37,901,027         $36.02
                                                          ===========         ======
Options exercisable at:
  May 2, 2001.........................................     15,350,907         $33.00
  May 1, 2002.........................................     19,087,840          38.40
  April 30, 2003......................................     21,234,857          34.87

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following summarizes information about shares under option in the respective exercise price ranges at April 30, 2003:

                                      Options Outstanding                         Options Exercisable
                       -------------------------------------------------    -------------------------------
                                         Weighted-          Weighted-
                                          Average            Average
                                         Remaining          Remaining                         Weighted-
Range of Exercise        Number             Life          Exercise Price      Number           Average
Price Per Share        Outstanding        (Years)           Per Share       Exercisable     Exercise Price
-----------------      -----------    ----------------    --------------    -----------    ----------------
$19.90-33.11           14,385,032           4.2               $27.08        10,374,945          $25.18
 33.33-46.91           17,468,255           6.7                38.30         7,353,171           41.18
 47.41-54.00            6,047,740           5.1                50.67         3,506,741           50.30
                       ----------           ---               ------        ----------          ------
                       37,901,027           5.5               $36.02        21,234,857          $34.87
                       ==========           ===               ======        ==========          ======

     The shares authorized but not granted under the Company's stock option plans were 21,531,043 at April 30, 2003 and 7,840,147 at May 1, 2002. Common
stock reserved for options totaled 59,432,070 at April 30, 2003 and 39,149,243 at May 1, 2002.

     The Company's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $19 million in Fiscal 2003, $21 million in Fiscal 2002 and $20 million in Fiscal 2001.

  RESTRICTED STOCK UNITS

     On September 12, 2002, the shareholders of the Company approved the "Fiscal Year 2003 Stock Incentive Plan", which permits the issuance of Restricted Stock Units ("RSUs") to employees with vesting periods between one and five years depending on the achievement of predefined goals. Upon vesting, the RSUs are converted into shares of the Company's common stock on a one-for-one basis and issued to the employees.

     In Fiscal 2003, the Company granted 882,071 RSUs to employees, of which 7,731 were forfeited pursuant to the terms of the awards and 91,909 cancelled as a result of the spin-off of SKF Foods. At April 30, 2003, 782,431 RSUs remain outstanding.

     RSUs are awarded to employees at a grant price equal to the fair market value of the Company's stock on the date of grant. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. The Company recognized amortization related to the unearned compensation of $5.8 million during the fiscal year.

11.  RETIREMENT PLANS

     The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Total pension cost consisted of the following:

                                                    2003        2002        2001
                                                  ---------   ---------   ---------
                                                       (Dollars in thousands)
Components of defined benefit net periodic
  benefit cost:
  Service cost..................................  $  35,980   $  30,391   $  25,769
  Interest cost.................................    106,115      96,444      89,889
  Expected return on assets.....................   (152,237)   (141,545)   (135,990)
  Amortization of:
     Net initial asset..........................     (1,325)     (1,818)     (2,637)
     Prior service cost.........................      8,815       8,473       9,616
     Net actuarial loss/(gain)..................     10,472       4,386        (729)
  Loss due to curtailment, settlement and
     special termination benefits...............     13,356       1,694      29,146
                                                  ---------   ---------   ---------
Net periodic benefit (income) cost..............     21,176      (1,975)     15,064
Defined contribution plans......................     24,786      19,314      21,846
                                                  ---------   ---------   ---------
Total pension cost..............................     45,962      17,339      36,910
Less pension cost associated with discontinued
  operations....................................     (5,901)     (4,926)     (4,237)
                                                  ---------   ---------   ---------
Pension cost associated with continuing
  operations....................................  $  40,061   $  12,413   $  32,673
                                                  =========   =========   =========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following table sets forth the funded status of the Company's principal defined benefit plans at April 30, 2003 and May 1, 2002.

                                                                 2003         2002
                                                              ----------   ----------
                                                              (Dollars in thousands)
Change in Benefit Obligation:
  Benefit obligation at the beginning of the year...........  $1,631,789   $1,549,413
  Service cost..............................................      35,980       30,391
  Interest cost.............................................     106,115       96,444
  Participants' contributions...............................       9,020        8,152
  Amendments................................................          91        9,596
  Actuarial loss/(gain).....................................     164,602       36,762
  Curtailment gain..........................................        (430)          --
  Settlement................................................     (21,803)          --
  Special termination benefits..............................       8,039        1,254
  Benefits paid.............................................     (92,546)    (110,846)
  Spin off of SKF Foods.....................................     (47,303)          --
  Acquisition...............................................          --       (3,543)
  Exchange/other............................................     129,000       14,166
                                                              ----------   ----------
     Benefit obligation at the end of the year..............   1,922,554    1,631,789
                                                              ----------   ----------
Change in Plan Assets:
  Fair value of plan assets at the beginning of the year....   1,510,811    1,496,171
  Actual return on plan assets..............................    (186,676)      (9,743)
  Settlement................................................     (21,803)          --
  Employer contribution.....................................     223,541      110,632
  Participants' contributions...............................       9,020        8,152
  Benefits paid.............................................     (92,546)    (110,846)
  Spin off of SKF Foods.....................................     (40,646)          --
  Acquisition...............................................          --        1,919
  Exchange..................................................     110,179       14,526
                                                              ----------   ----------
     Fair value of plan assets at the end of the year.......   1,511,880    1,510,811
                                                              ----------   ----------
Funded status...............................................    (410,674)    (120,978)
Unamortized prior service cost..............................      60,198       70,972
Unamortized net actuarial loss/(gain).......................     879,677      364,890
Unamortized net initial asset...............................      (1,507)      (2,626)
                                                              ----------   ----------
     Net amount recognized..................................  $  527,694   $  312,258
                                                              ==========   ==========
Amount recognized in the consolidated balance sheet consists of:
  Prepaid benefit cost......................................  $  134,575   $  373,125
  Other miscellaneous assets................................      51,856           --
  Accrued benefit liability.................................    (317,706)    (118,341)
  Accumulated other comprehensive loss......................     658,969       57,474
                                                              ----------   ----------
     Net amount recognized..................................  $  527,694   $  312,258
                                                              ==========   ==========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $1,551.4 million, $1,423.6 million and $1,039.6 million, respectively, as of April 30, 2003 and $347.8 million, $298.7 million and $207.0 million, respectively, as of May 1, 2002. During Fiscal 2003, a total

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
prepaid pension asset in the amount of $10.2 million was transferred as a result of the spin off of SKF Foods.

     The weighted-average rates used for the years ended April 30, 2003, May 1, 2002 and May 2, 2001 in determining the net pension costs and projected benefit obligations for defined benefit plans were as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Expected rate of return.....................................  8.9%    9.2%   9.3%
Discount rate...............................................  5.9%    6.6%   6.7%
Compensation increase rate..................................  4.0%    4.2%   4.3%

12.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND OTHER POST EMPLOYMENT
     BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company's U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements and may modify plan provisions or terminate plans at its discretion.

     Net postretirement costs consisted of the following:

                                                         2003      2002      2001
                                                        -------   -------   -------
                                                          (Dollars in thousands)
Components of defined benefit net periodic benefit
  cost:
  Service cost........................................  $ 5,089   $ 4,668   $ 4,350
  Interest cost.......................................   15,559    13,395    12,519
  Amortization of:
     Prior service cost...............................   (1,241)     (728)     (728)
     Net actuarial gain...............................      732    (2,170)   (3,560)
  Loss due to curtailment and special termination
     benefits.........................................    3,054       551       951
                                                        -------   -------   -------
Net periodic benefit cost.............................   23,193    15,716    13,532
Less periodic benefit cost associated with
  discontinued operations.............................   (2,291)   (3,831)   (3,344)
                                                        -------   -------   -------
Periodic benefit cost associated with continuing
  operations..........................................  $20,902   $11,885   $10,188
                                                        =======   =======   =======

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following table sets forth the combined status of the Company's postretirement benefit plans at April 30, 2003 and May 1, 2002.

                                                                 2003         2002
                                                              ----------   ----------
                                                              (Dollars in thousands)
Change in benefit obligation:
  Benefit obligation at the beginning of the year...........  $ 226,368    $ 186,256
  Service cost..............................................      5,089        4,668
  Interest cost.............................................     15,559       13,395
  Participants' contributions...............................      1,540        1,169
  Actuarial loss............................................     39,124       36,184
  Spin off of SKF Foods.....................................    (25,346)          --
  Acquisition...............................................         --        1,800
  Special termination benefits..............................      3,054          551
  Benefits paid.............................................    (18,759)     (17,301)
  Exchange/other............................................      1,857         (354)
                                                              ---------    ---------
     Benefit obligation at the end of the year..............    248,486      226,368
                                                              ---------    ---------
Funded status...............................................   (248,486)    (226,368)
Unamortized prior service cost..............................     (8,804)      (5,127)
Unamortized net actuarial loss/(gain).......................     53,627       11,986
                                                              ---------    ---------
Net accrued benefit liability...............................  $(203,663)   $(219,509)
                                                              =========    =========

     The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation and the net postretirement benefit cost was 6.3% in 2003, 7.2% in 2002 and 7.5% in 2001. The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 8.7% for 2004, gradually decreases to 5.0% by 2009 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% Increase   1% Decrease
                                                              -----------   -----------
                                                               (Dollars in thousands)
Effect on total service and interest cost components........    $ 2,319      $ (1,360)
Effect on postretirement benefit obligation.................     20,726       (12,834)

     During Fiscal 2003, the Company transferred a net accrued benefit liability of $24.0 million as a result of the spin off of SKF Foods.

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative and non-derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

  FOREIGN CURRENCY HEDGING:

     The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $41.9 million (net of income taxes of $23.5 million), $2.4 million (net of income taxes of $1.4 million) and $0.2 million (net of income taxes of $0.1 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the years ended April 30, 2003, May 1, 2002, and May 2, 2001, respectively.

  COMMODITY PRICE HEDGING:

     The Company uses commodity futures, swaps and option contracts in order to reduce price risk associated with forecasted purchases of raw materials such as corn, soybean oil, and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Derivatives used to hedge forecasted commodity purchases that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of changes in the fair value of these derivatives is deferred as a component of accumulated other comprehensive loss and is recognized as part of cost of products sold at the time the hedged item affects earnings.

  INTEREST RATE HEDGING:

     The Company uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

  HEDGE INEFFECTIVENESS:

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was a net loss of $0.8 million, $0.3 million, and $0.6 million for the years ended April 30, 2003, May 1, 2002, and May 2, 2001, respectively. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

  DEFERRED HEDGING GAINS AND LOSSES:

     As of April 30, 2003, the Company is hedging forecasted transactions for periods not exceeding 24 months. During the next 12 months, the Company expects $6.2 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings. Net deferred losses reclassified to earnings because the hedged transaction was no longer expected to occur totaled $0.6 million for the year ended April 30, 2003 and were not significant for the years ended May 1, 2002 and May 2, 2001.

  OTHER ACTIVITIES:

     The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency, commod-

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
ity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

     At April 30, 2003, the notional amount outstanding of currency exchange, commodity, and interest rate derivative contracts was $715 million, $21 million, and $2.95 billion, respectively. At May 1, 2002, the notional amount outstanding of currency exchange, commodity, and interest rate derivative contracts was $845 million, $31 million, and $2.05 billion, respectively. The fair value of derivative financial instruments was a net asset of $300 million and $24 million at April 30, 2003 and May 1, 2002, respectively.

  CONCENTRATION OF CREDIT RISK:

     Counterparties to currency exchange and interest rate derivatives consist of large major international financial institutions. The Company continually monitors its positions and the credit ratings of the conterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2003, no single customer represented more than 10% of the Company's sales.

14.  NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

                                                                         Fiscal year ended
                                                          ------------------------------------------------
                                                          April 30, 2003      May 1, 2002      May 2, 2001
                                                            (52 Weeks)        (52 Weeks)       (52 Weeks)
                                                          --------------      -----------      -----------
                                                                       (Amounts in thousands)
Income from continuing operations before cumulative
  effect of change in accounting principle............       $555,359          $675,181         $563,931
Preferred dividends...................................             19                20               22
                                                             --------          --------         --------
Income from continuing operations applicable to common
  stock before cumulative effect of change in
  accounting principle................................        555,378           675,201          563,953
Cumulative effect of change in accounting principle...        (77,812)               --          (15,281)
                                                             --------          --------         --------
Income from continuing operations applicable to common
  stock...............................................       $477,566          $675,201         $548,672
                                                             ========          ========         ========
Average common shares outstanding--basic..............        351,250           349,921          347,758
Effect of dilutive securities:
  Convertible preferred stock.........................            147               162              176
  Stock options and restricted stock..................          2,747             2,789            3,107
                                                             --------          --------         --------
Average common shares outstanding--diluted............        354,144           352,872          351,041
                                                             ========          ========         ========

     Stock options outstanding of 18.4 million, 14.9 million and 11.5 million as of April 30, 2003, May 1, 2002 and May 2, 2001, respectively, were not included in the above net income per diluted share calculations because to do so would have been antidilutive for the periods presented.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

15.  SEGMENT INFORMATION

     The Company's reportable segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management. The Heinz North America segment now includes only those businesses that were retained by Heinz following the Del Monte transaction. Prior periods have been reclassified to conform with the current presentation. Descriptions of the Company's reportable segments are as follows:

     - HEINZ NORTH AMERICA--This segment manufactures, markets and sells ketchup, condiments, sauces and pasta meals to the grocery and foodservice channels in North America.

     - U.S. FROZEN--This segment manufactures, markets and sells frozen potatoes, entrees, snacks and appetizers.

     - EUROPE--This segment includes the Company's operations in Europe and sells products in all of the Company's core categories.

     - ASIA/PACIFIC--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Thailand and India. This segment's operations include products in all of the Company's core categories.

     - OTHER OPERATING ENTITIES--This segment includes the Company's operations in Africa, Venezuela and other areas that sell products in all of the Company's core categories. During Fiscal 2003, the Company deconsolidated its Zimbabwe operations which have historically been reported in this segment.

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

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following table presents information about the Company's reportable segments.

                                                              Fiscal year ended
                           ---------------------------------------------------------------------------------------
                             April 30,                      May 2,        April 30,        May 1,        May 2,
                                2003        May 1, 2002      2001            2003           2002          2001
                             (52 Weeks)     (52 Weeks)    (52 Weeks)      (52 Weeks)     (52 Weeks)    (52 Weeks)
                           --------------   -----------   -----------   --------------   -----------   -----------
                                       Net External Sales                           Intersegment Sales
                           ------------------------------------------   ------------------------------------------
                                                           (Dollars in thousands)
Heinz North America.....     $2,273,174     $ 2,216,945   $2,086,765      $   23,233     $   21,421    $   35,303
U.S. Frozen.............      1,156,311       1,171,487      956,564           7,729         10,222        12,660
Europe..................      3,148,347       2,834,396    2,582,769           6,072          6,737         3,657
Asia/Pacific............      1,150,634         980,848    1,041,328           3,192          2,901         3,376
Other Operating
  Entities..............        508,370         410,360      320,272           2,192          1,379            --
Non-Operating (a).......             --              --           --         (42,418)       (42,660)      (54,996)
                             ----------     -----------   ----------      ----------     ----------    ----------
Consolidated Totals.....     $8,236,836     $ 7,614,036   $6,987,698      $       --     $       --    $       --
                             ==========     ===========   ==========      ==========     ==========    ==========

                                                                          Operating Income (Loss) Excluding (b)
                                    Operating Income (Loss)                           Special Items
                           ------------------------------------------   ------------------------------------------
Heinz North America.....     $  382,777     $   477,255   $  491,662      $  449,567     $  483,403    $  541,529
U.S. Frozen.............        199,678         244,731       83,964         199,678        244,731       202,012
Europe..................        553,663         541,830      388,647         612,598        545,442       518,009
Asia/Pacific............        117,505          82,060       96,123         124,154         81,919       147,599
Other Operating
  Entities..............         89,753          55,132       49,284          89,753         55,132        38,958
Non-Operating (a).......       (169,560)       (101,136)    (120,721)       (114,543)       (98,391)      (97,104)
                             ----------     -----------   ----------      ----------     ----------    ----------
Consolidated Totals.....     $1,173,816     $ 1,299,872   $  988,959      $1,361,207     $1,312,236    $1,351,003
                             ==========     ===========   ==========      ==========     ==========    ==========

                             Depreciation and Amortization Expenses              Capital Expenditures (c)
                           ------------------------------------------   ------------------------------------------
Total North America.....     $   81,702     $    96,962   $   90,690      $   60,289     $   84,404    $  158,653
Europe..................         95,461         107,222       90,106          60,174         71,688       140,780
Asia/Pacific............         23,549          27,783       26,288          25,362         26,646        46,166
Other Operating
  Entities..............          5,071           6,974        8,117           3,797          6,169         4,716
Non-Operating (a).......          8,979           3,907        4,376           4,347          4,947         8,615
                             ----------     -----------   ----------      ----------     ----------    ----------
Consolidated Totals.....     $  214,762     $   242,848   $  219,577      $  153,969     $  193,854    $  358,930
                             ==========     ===========   ==========      ==========     ==========    ==========

                                      Identifiable Assets
                           ------------------------------------------
Total North America.....     $3,468,650     $ 5,469,722   $4,572,995
Europe..................      3,416,932       3,253,266    3,130,680
Asia/Pacific............      1,150,535         969,185      912,515
Other Operating
  Entities..............        108,655         226,177      208,267
Non-Operating (d).......      1,079,979         360,004      210,693
                             ----------     -----------   ----------
Consolidated Totals.....     $9,224,751     $10,278,354   $9,035,150
                             ==========     ===========   ==========

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

(b) FISCAL YEAR ENDED APRIL 30, 2003: Excludes Del Monte transaction related costs, costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses as follows: Heinz North America $66.8 million, Europe $58.9 million, Asia/Pacific $6.6 million and Non-Operating $55.0 million.
    FISCAL YEAR ENDED MAY 1, 2002: Excludes restructuring and implementation costs of the Streamline initiative as follows: Heinz North America $6.1 million, Europe $3.6 million, Asia/ Pacific $(0.1) million and Non-Operating $2.7 million.
    FISCAL YEAR ENDED MAY 2, 2001: Excludes net restructuring and implementation costs of Operation Excel as follows: Heinz North America $15.1 million, U.S. Frozen $23.4 million, Europe $63.7 million, Asia/Pacific $46.3 million, Other Operating Entities $(11.3) million and Non-Operating $9.4 million. Excludes restructuring and implementation costs of the Streamline initiative as follows: Heinz North America $16.3 million, Europe $65.7 million, Asia/Pacific $5.2 million and Non-Operating $14.2 million. Excludes the loss on the sale of The All American Gourmet in U.S. Frozen of $94.6 million. Excludes acquisition costs in Heinz North America of $18.5 million.

(c) Excludes property, plant and equipment obtained through acquisitions.

(d) Includes identifiable assets not directly attributable to operating segments.

     The Company's revenues are generated via the sale of products in the following categories:

                                                                      Fiscal year ended
                                                         --------------------------------------------
                                                         April 30, 2003    May 1, 2002    May 2, 2001
                                                           (52 Weeks)      (52 Weeks)     (52 Weeks)
                                                         --------------    -----------    -----------
                                                                         (Unaudited)
                                                                    (Dollars in thousands)
Ketchup, condiments and sauces.......................      $2,766,134      $2,678,807     $2,454,130
Frozen foods.........................................       1,972,200       1,999,501      1,739,283
Tuna.................................................         520,925         470,174        445,396
Soups, beans and pasta meals.........................       1,176,052         974,370        915,892
Infant foods.........................................         871,801         793,281        814,199
Other................................................         929,724         697,903        618,798
                                                           ----------      ----------     ----------
Total................................................      $8,236,836      $7,614,036     $6,987,698
                                                           ==========      ==========     ==========

     The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

                                                              Fiscal year ended
                         --------------------------------------------------------------------------------------------
                                      Net External Sales                              Long-Lived Assets*
                         --------------------------------------------    --------------------------------------------
                         April 30, 2003    May 1, 2002    May 2, 2001
                           (52 Weeks)      (52 Weeks)     (52 Weeks)     April 30, 2003    May 1, 2002    May 2, 2001
                         --------------    -----------    -----------    --------------    -----------    -----------
                                                            (Dollars in thousands)
United States........      $3,114,105      $3,049,215     $2,776,652       $1,830,059      $2,776,227     $2,508,105
United Kingdom.......       1,574,258       1,408,642      1,353,970          660,752         434,405        524,390
Other................       3,548,473       3,156,179      2,857,076        2,061,404       2,529,517      1,901,777
                           ----------      ----------     ----------       ----------      ----------     ----------
Total................      $8,236,836      $7,614,036     $6,987,698       $4,552,215      $5,740,149     $4,934,272
                           ==========      ==========     ==========       ==========      ==========     ==========

* Amounts include discontinued operations.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

16.  QUARTERLY RESULTS

                                                                2003
                                 ------------------------------------------------------------------
                                   First         Second        Third         Fourth        Total
                                 (13 Weeks)    (13 Weeks)    (13 Weeks)    (13 Weeks)    (52 Weeks)
                                 ----------    ----------    ----------    ----------    ----------
                                                            (Unaudited)
                                          (Dollars in thousands, except per share amounts)
Sales........................    $1,839,314    $2,099,170    $2,105,003    $2,193,349    $8,236,836
Gross profit.................       672,679       750,979       762,045       746,771     2,932,474
Income from continuing
  operations.................        76,560       168,537       129,849       102,601       477,547
Per Share Amounts:
Income from continuing
  operations--diluted........    $     0.22    $     0.48    $     0.37    $     0.29    $     1.35
Income from continuing
  operations--basic..........          0.22          0.48          0.37          0.29          1.36
Cash dividends...............        0.4050        0.4050        0.4050        0.2700        1.4850

                                                                2002
                                 ------------------------------------------------------------------
                                   First         Second        Third         Fourth        Total
                                 (13 Weeks)    (13 Weeks)    (13 Weeks)    (13 Weeks)    (52 Weeks)
                                 ----------    ----------    ----------    ----------    ----------
                                                            (Unaudited)
                                          (Dollars in thousands, except per share amounts)
Sales........................    $1,675,541    $1,939,582    $1,928,746    $2,070,167    $7,614,036
Gross profit.................       633,245       712,809       669,265       740,630     2,755,949
Income from continuing
  operations.................       166,566       167,509       161,235       179,871       675,181
Per Share Amounts:
Income from continuing
  operations--diluted........    $     0.47    $     0.47    $     0.46    $     0.51    $     1.91
Income from continuing
  operations--basic..........          0.48          0.48          0.46          0.51          1.93
Cash dividends...............        0.3925        0.4050        0.4050        0.4050        1.6075

     The first quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $11.6 million after tax. The first quarter of Fiscal 2002 includes restructuring and implementation costs related to the Streamline initiative of $6.1 million after tax.

     The second quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $6.9 million after tax.

     The third quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $51.5 million after tax and the loss on the disposal of a non-strategic business of $10.1 million after tax.

     The fourth quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $43.0 million after tax and losses on the exit of non-strategic businesses of $39.2 million after tax. The fourth quarter of Fiscal 2002 includes a net charge of $2.8 million after tax related to the Streamline initiative.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

17.  COMMITMENTS AND CONTINGENCIES

  LEGAL MATTERS:

     Certain suits and claims have been filed against the Company and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  LEASE COMMITMENTS:

     Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $95.2 million in 2003, $91.3 million in 2002 and $86.5 million in 2001. Future lease payments for non-cancellable operating leases as of April 30, 2003 totaled $507.7 million (2004-$67.5 million, 2005-$53.6 million, 2006-$42.6 million, 2007-$155.5 million, 2008-$18.1 million and thereafter-$170.4 million).

     No significant credit guarantees existed between the Company and third parties as of April 30, 2003.

18.  ADVERTISING COSTS

     Advertising costs for fiscal years 2003, 2002 and 2001 were $294.2 million, $285.9 million and $244.8 million, respectively, and are recorded either as a reduction of revenue or as a component of SG&A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls over Financial Reporting

     No significant change in the Company's internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2003. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2003. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company's equity compensation plans at April 30, 2003 were as follows.

                      EQUITY COMPENSATION PLAN INFORMATION

                                              (a)                    (b)                    (c)
                                    -----------------------   -----------------   -----------------------
                                                                                   Number of securities
                                                                                  remaining available for
                                                              Weighted-average     future issuance under
                                    Number of securities to   exercise price of     equity compensation
                                    be issued upon exercise      outstanding         plans (excluding
                                    of outstanding options,   options, warrants   securities reflected in
                                      warrants and rights        and rights             column (a))
                                    -----------------------   -----------------   -----------------------
Equity Compensation plans approved
  by stockholders                         38,683,458               $35.94               21,563,132
Equity Compensation plans not
  approved by stockholders(1)(2)              28,990                  N/A(3)                   N/A(1)(4)
                                          ----------               ------               ----------
Total                                     38,712,448               $35.94               21,563,132
                                          ==========               ======               ==========

     (1) The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the "Restricted Stock Plan") is designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees are those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and it is the Company's intention to terminate the Restricted Stock Plan once all restrictions on previously issued shares are lifted. Future awards of this type will be made under the Fiscal Year 2003 Stock Incentive Plan.

     (2) Historically, the Company has awarded 300 shares to non-employee directors on an annual basis as discretionary grants in lieu of cash compensation, and an additional 400 shares were awarded to each non-employee director in January, 2003 in the same manner. These grants are not awarded under any equity compensation plan and are in addition to 300 shares awarded annually to non-employee directors under the H.
         J. Heinz Company Stock Compensation Plan for Non-Employee Directors, which was approved by the Company's shareholders.

     (3) The grants made under the Restricted Stock Plan are restricted shares of Common Stock, and therefore there is no exercise price.

     (4) The maximum number of shares of Common Stock that the Chief Executive Officer may grant under the Restricted Stock Plan has been established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares shall not exceed in any plan year 1% of all then outstanding shares of Common Stock.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2003. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Certain Business Relationships" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2003. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

     Information relating to the principal auditor's fees and services is set forth under the caption "Relationship With Independent Auditors" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 12, 2003. Such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following financial statements and report are filed as part of this report under Item 8--"Financial Statements and
        Supplementary Data":
            Consolidated Balance Sheets as of April 30, 2003 and May
        1, 2002
        Consolidated Statements of Income for the fiscal years ended
        April 30, 2003, May 1, 2002 and May 2, 2001
        Consolidated Statements of Shareholders' Equity for the
        fiscal years ended April 30, 2003, May 1, 2002 and May 2,
        2001
        Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2003, May 1, 2002 and May 2, 2001
        Notes to Consolidated Financial Statements
        Report of Independent Auditors of PricewaterhouseCoopers LLP
        dated June 11, 2003, on the Company's consolidated financial statements for the fiscal years ended April 30, 2003, May 1,
        2002 and May 2, 2001

   (2) The following report and schedule is filed herewith as a part hereof:
            Report of Independent Auditors of PricewaterhouseCoopers
        LLP dated June 11, 2003 on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended April 30, 2003, May 1, 2002 and
            May 2, 2001
            Consent of Independent Auditors of
        PricewaterhouseCoopers LLP dated July 23, 2003 filed as a part hereof
            Schedule II (Valuation and Qualifying Accounts and
        Reserves) for the three fiscal years ended April 30, 2003,
            May 1, 2002 and May 2, 2001
        All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.

   (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        3(i)   The Company's Articles of Amendment dated July 13,
        1994, amending and restating the Company's amended and
               restated Articles of Incorporation in their entirety,
               are incorporated herein by reference to Exhibit 3(i)
               to the Company's Annual Report on Form 10-K for the
               fiscal year ended April 27, 1994.
        3(ii)   The Company's By-Laws, as amended effective June 12,
        2002 are incorporated herein by reference to Exhibit 3 to
                the Company's Quarterly Report on Form 10-Q for the
                three months ended July 31, 2002.
        4.     Except as set forth below, there are no instruments
        with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder
               exceeding 10 percent of the total assets of the
               Company on a consolidated basis. The Company agrees
               to file a copy of any instrument or agreement
               defining the rights of holders of long-term debt of
               the Company upon request of the Securities and
               Exchange Commission.
          (a)  The Indenture between the Company and Bank One,
        National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's
               Quarterly Report on Form 10-Q for the nine months
               ended January 31, 2001.

            (i) The Supplement dated May 3, 2001 to the Indenture between the Company and Bank One, National Association dated as of November 6, 2000 is incorporated herein by reference to Exhibit 4(b)(i) of the Company's
                   Form 10-K for the fiscal year ended May 2, 2001.
          (b)  The Indenture among the Company, H. J. Heinz Finance
        Company, and Bank One, National Association dated as of July
               6, 2001 relating to the H. J. Heinz Finance Company's
               $750,000,000 6.625% Guaranteed Notes due 2011,
               $700,000,000 6.00% Guaranteed Notes due 2012 and
               $550,000,000 6.75% Guaranteed Notes due 2032 is
               incorporated herein by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
          (c)  The Certificate of Designations, Preferences and
        Rights of Voting Cumulative Preferred Stock, Series A of H.
               J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company's Quarterly
               Report on Form 10-Q for the three months ended August
               1, 2001.
        10(a)  Management contracts and compensatory plans:
        (i)     1986 Deferred Compensation Program for H. J. Heinz
        Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
        (ii) H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
                10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
        (iii) H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
                10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended May 2, 1990.
        (iv) H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the
               Company's Proxy Statement dated August 3, 1990.
        (v) H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the
               Company's Proxy Statement dated August 5, 1994.
        (vi)   H. J. Heinz Company Supplemental Executive Retirement
        Plan, as amended, is incorporated herein by reference to
               Exhibit 10(c)(ix) to the Company's Annual Report on
               Form 10-K for the fiscal year ended April 28, 1993.
        (vii)   H. J. Heinz Company Executive Deferred Compensation
        Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
        (viii) H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the
                Company's Proxy Statement dated August 5, 1994.
        (ix)   H. J. Heinz Company Stock Compensation Plan for
        Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated
               August 3, 1995.
        (x) H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the
               Company's Proxy Statement dated August 2, 1996.
        (xi)   H. J. Heinz Company Deferred Compensation Plan for
        Directors is incorporated herein by reference to Exhibit
               10(a)(xiii) to the Company's Annual Report on Form
               10-K for the fiscal year ended April 29, 1998.

        (xii)   H. J. Heinz Company Global Stock Purchase Plan is
        incorporated herein by reference to Appendix A to the
                Company's Proxy Statement dated August 3, 1999.
        (xiii)  Form of Severance Protection Agreement is
        incorporated herein by reference to Exhibit 10(a)(xiv) to
                the Company's Annual Report on Form 10-K for the
                fiscal year ended May 3, 2000.
        (xiv)  H. J. Heinz Company 2000 Stock Option Plan is
        incorporated herein by reference to Appendix A to the
               Company's Proxy Statement dated August 4, 2000.
        (xv)   H. J. Heinz Company Executive Estate Life Insurance
        Program is incorporated herein by reference to Exhibit
               10(a)(xv) to the Company's Annual Report on Form 10-K
               for the fiscal year ended May 1, 2002.
        (xvi)  H. J. Heinz Company Restricted Stock Recognition Plan
        for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company's Annual Report
               on Form 10-K for the fiscal year ended May 1, 2002.
        (xvii)  Retirement Agreement for Mr. Williams is
        incorporated by reference to Exhibit 10(a)(xvii) of the
                Company's Annual Report on Form 10-K for the fiscal
                year ended May 1, 2002.
        (xviii) Retirement Agreement for Mr. Wamhoff is incorporated by reference to Exhibit 10(a)(xviii) of the Company's Annual
                Report on Form 10-K for the fiscal year ended May 1,
                2002.
        (xix)  H. J. Heinz Company Fiscal Year 2003 Stock Incentive
        Plan is incorporated by reference to the Company's Proxy
               Statement dated August 2, 2002.
        (xx)   H. J. Heinz Company Senior Executive Incentive
        Compensation Plan is incorporated by reference to the
               Company's Proxy Statement dated August 2, 2002.
        (xxi)  Form of First Amendment to Severance Protection
               Agreement.
        12.  Computation of Ratios of Earnings to Fixed Charges.
        21.  Subsidiaries of the Registrant.
        23.   The following Exhibit is filed by incorporation by
        reference to Item 15(a)(2) of this Report:
          (a)  Consent of PricewaterhouseCoopers LLP.
        24.  Powers-of-attorney of the Company's directors.
        31.  Rule 13a-14(a)/15d-14(a) Certifications.
        99(a)   Certification by the Chief Executive Officer
        Relating to the Annual Report Containing Financial
                Statements.
        99(b)   Certification by the Chief Financial Officer
        Relating to the Annual Report Containing Financial
                Statements.

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) During the last fiscal quarter of the period covered by this Report, the Company filed a Current Report on Form 8-K dated February 17, 2003 relating to its press release regarding the Company's growth strategy as presented to the Consumer Analyst Group of New York conference on February 17, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2003.

                                                H. J. HEINZ COMPANY
                                                    (Registrant)

                                    By:        /s/ ARTHUR B. WINKLEBLACK
                                ................................................
                                                 ARTHUR B. WINKLEBLACK
                                          Executive Vice President and Chief
                                                   Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 24, 2003.

                 Signature                                           Capacity
                 ---------                                           --------

           /s/ WILLIAM R. JOHNSON                  Chairman, President and
............................................        Chief Executive Officer
             WILLIAM R. JOHNSON                    (Principal Executive Officer)

         /s/ ARTHUR B. WINKLEBLACK                 Executive Vice President and
............................................        Chief Financial Officer
           ARTHUR B. WINKLEBLACK                   (Principal Financial Officer)

          /s/ EDWARD J. MCMENAMIN                  Vice President-Finance
............................................        (Principal Accounting Officer)
            EDWARD J. MCMENAMIN

William R. Johnson          Director
Mary C. Choksi              Director
Leonard S. Coleman, Jr.     Director
Peter H. Coors              Director
Edith E. Holiday            Director
Dean R. O'Hare              Director
Thomas J. Usher             Director

James M. Zimmerman          Director
By
                                                 /s/ ARTHUR B. WINKLEBLACK
                                        ........................................

                                                   ARTHUR B. WINKLEBLACK
                                                      Attorney-in-Fact

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
  H. J. Heinz Company:

     Our audits of the consolidated financial statements referred to in our report dated June 11, 2003, appearing as part of this report under Item 8--"Financial Statements and Supplementary Data" also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 11, 2003

                            ------------------------

                        CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623,
333-13849, 333-87419, 333-49728 and 333-100820) of H. J. Heinz Company and
Subsidiaries of our report dated June 11, 2003 relating to the financial statements, which appears as part of this report under Item 8--"Financial Statements and Supplementary Data". We also consent to the incorporation by reference of our report dated June 11, 2003 relating to the financial statement schedule, which appears in this Form 10-K.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 23, 2003

                                                                     SCHEDULE II

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         FISCAL YEARS ENDED APRIL 30, 2003, MAY 1, 2002 AND MAY 2, 2001
                             (THOUSANDS OF DOLLARS)

                                                               Additions
                                                         ----------------------
                                            Balance at   Charged to    Charged                     Balance at
                                            beginning    costs and    to other                       end of
Description                                 of period     expenses    accounts    Deductions         period
-----------                                 ----------   ----------   ---------   ----------       ----------
Fiscal year ended April 30, 2003:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 15,654     $ 7,301        $--       $   756          $ 22,199
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         assets...........................   $    624     $    --        $--       $   624          $     --
                                             ========     =======        ==        =======          ========
      Deferred tax assets (2).............   $100,358     $ 9,341        $--       $46,944          $ 62,755
                                             ========     =======        ==        =======          ========
Fiscal year ended May 1, 2002:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 15,075     $11,094        $--       $10,515(1)       $ 15,654
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         assets...........................   $  1,114     $    --        $--       $   490          $    624
                                             ========     =======        ==        =======          ========
      Deferred tax assets (3).............   $ 60,298     $50,392        $--       $10,332          $100,358
                                             ========     =======        ==        =======          ========
Fiscal year ended May 2, 2001:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 18,697     $ 9,162        $--       $12,784(1)       $ 15,075
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         assets...........................   $  1,597     $    --        $--       $   483          $  1,114
                                             ========     =======        ==        =======          ========
      Deferred tax assets (4).............   $ 75,109     $ 8,121        $--       $22,932          $ 60,298
                                             ========     =======        ==        =======          ========

NOTES:

(1) Principally reserves on assets sold, written-off, reclassified or spun off.

(2) The net change in the valuation allowance for deferred tax assets was a decrease of $37.6 million. The decrease was due to reductions in the valuation allowance related to decreases in deferred tax assets for foreign tax credit carryforward ($39.2 million) and loss carryforwards ($7.7 million). The decrease was partially offset by increases in the valuation allowance related to additional deferred tax assets for loss carryforwards ($6.6 million). See Note 6 to the Consolidated Financial Statements on pages 44 through 45 of this Form 10-K for the fiscal year ended April 30, 2003.

(3) The net change in the valuation allowance for deferred tax assets was an increase of $40.1 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforward ($36.8 million) and loss carryforwards ($13.6 million). The increase was partially offset by decreases in the valuation allowance related to reduction in deferred tax assets for loss carryforwards ($10.3 million). See Note 6 to the Consolidated Financial Statements on pages 44 through 45 of this Form 10-K for the fiscal year ended May 1, 2002.

(4) The net change in the valuation allowance for deferred tax assets was a decrease of $14.8 million. The decrease was due to reductions in the valuation allowance related to deferred tax assets for foreign tax credit carryforward ($11.0 million) and loss carryforwards ($11.9 million). The decrease was partially offset by an increase in the valuation allowance related to deferred tax assets for loss carryforwards ($8.1 million). See
    Note 6 to the Consolidated Financial Statements on pages 44 through 45 of this Form 10-K for the fiscal year ended May 2, 2001.

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

            3(i)   The Company's Articles of Amendment dated July 13,
            1994, amending and restating the Company's amended and
                   restated Articles of Incorporation in their entirety,
                   are incorporated herein by reference to Exhibit 3(i)
                   to the Company's Annual Report on Form 10-K for the
                   fiscal year ended April 27, 1994.
            3(ii)   The Company's By-Laws, as amended effective June 12,
            2002, are incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the
                    three months ended July 31, 2002.
            4.     Except as set forth below, there are no instruments
            with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder
                   exceeding 10 percent of the total assets of the
                   Company on a consolidated basis. The Company agrees
                   to file a copy of any instrument or agreement
                   defining the rights of holders of long-term debt of
                   the Company upon request of the Securities and
                   Exchange Commission.
              (a)  The Indenture between the Company and Bank One,
            National Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to the Company's
                   Quarterly Report on Form 10-Q for the nine months
                   ended January 31, 2001.
                (i)    The Supplement dated May 3, 2001 to the Indenture
            between the Company and Bank One, National Association dated as of November 6, 2000 is incorporated herein by
                       reference to Exhibit 4(b)(i) of the Company's
                       Form 10-K for the fiscal year ended May 2, 2001.
              (b)  The Indenture among the Company, H. J. Heinz Finance
            Company and Bank One, National Association dated as of July
                   6, 2001 relating to the H. J. Heinz Finance Company's
                   $750,000,000 6.625% Guaranteed Notes due 2011,
                   $700,000,000 6.00% Guaranteed Notes due 2012 and
                   $550,000,000 Guaranteed Notes due 2032 is
                   incorporated herein by reference to Exhibit 4 of the
                   Company's Annual Report on Form 10-K for the fiscal
                   year ended May 1, 2002.
              (c)  The Certificate of Designations, Preferences and
            Rights of Voting Cumulative Preferred Stock, Series A of H.
                   J. Heinz Finance Company is incorporated herein by
                   reference to Exhibit 4 of the Company's Quarterly
                   Report on Form 10-Q for the three months ended August
                   1, 2001.
            10(a)  Management contracts and compensatory plans:
            (i)     1986 Deferred Compensation Program for H. J. Heinz
            Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is
                    incorporated herein by reference to Exhibit 10(c)(i)
                    to the Company's Annual Report on Form 10-K for the
                    fiscal year ended May 1, 1995.
            (ii)    H. J. Heinz Company 1984 Stock Option Plan, as
            amended, is incorporated herein by reference to Exhibit
                    10(n) to the Company's Annual Report on Form 10-K
                    for the fiscal year ended May 2, 1990.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            (iii)   H. J. Heinz Company 1987 Stock Option Plan, as
            amended, is incorporated herein by reference to Exhibit
                    10(o) to the Company's Annual Report on Form 10-K
                    for the fiscal year ended May 2, 1990.
            (iv)   H. J. Heinz Company 1990 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 3, 1990.
            (v)    H. J. Heinz Company 1994 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 5, 1994.
            (vi)   H. J. Heinz Company Supplemental Executive Retirement
            Plan, as amended, is incorporated herein by reference to
                   Exhibit 10(c)(ix) to the Company's Annual Report on
                   Form 10-K for the fiscal year ended April 28, 1993.
            (vii)   H. J. Heinz Company Executive Deferred Compensation
            Plan (as amended and restated on December 27, 2001) is
                    incorporated by reference to Exhibit 10(a)(vii) of
                    the Company's Annual Report on Form 10-K for the
                    fiscal year ended May 1, 2002.
            (viii)  H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the
                    Company's Proxy Statement dated August 5, 1994.
            (ix)   H. J. Heinz Company Stock Compensation Plan for
            Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated
                   August 3, 1995.
            (x)    H. J. Heinz Company 1996 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 2, 1996.
            (xi)   H. J. Heinz Company Deferred Compensation Plan for
            Directors is incorporated herein by reference to Exhibit
                   10(a)(xiii) to the Company's Annual Report on Form
                   10-K for the fiscal year ended April 29, 1998.
            (xii)   H. J. Heinz Company Global Stock Purchase Plan is
            incorporated herein by reference to Appendix A to the
                    Company's Proxy Statement dated August 3, 1999.
            (xiii)  Form of Severance Protection Agreement is
            incorporated herein by reference to Exhibit 10(a)(xiv) for the fiscal year ended May 3, 2000.
            (xiv)  H. J. Heinz Company 2000 Stock Option Plan is
            incorporated herein by reference to Appendix A to the
                   Company's Proxy Statement dated August 4, 2000.
            (xv)   H. J. Heinz Company Executive Estate Life Insurance
            Program is incorporated herein by reference to Exhibit
                   10(a)(xv) to the Company's Annual Report on Form 10-K
                   for the fiscal year ended May 1, 2002.
            (xvi)  H. J. Heinz Company Restricted Stock Recognition Plan
            for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company's Annual Report
                   on Form 10-K for the fiscal year ended May 1, 2002.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            (xvii)  Retirement Agreement for Mr. Williams is
            incorporated by reference to Exhibit 10(a)(xvii) of the
                    Company's Annual Report on Form 10-K for the fiscal
                    year ended May 1, 2002.
            (xviii) Retirement Agreement for Mr. Wamhoff is incorporated by reference to Exhibit 10(a)(xviii) of the Company's Annual
                    Report on Form 10-K for the fiscal year ended May 1,
                    2002.
            (xix)  H. J. Heinz Company Fiscal Year 2003 Stock Incentive
            Plan is incorporated by reference to the Company's Proxy
                   Statement dated August 2, 2002.
            (xx)   H. J. Heinz Company Senior Executive Incentive
            Compensation Plan is incorporated by reference to the
                   Company's Proxy Statement dated August 2, 2002.
            (xxi)  Form of First Amendment to Severance Protection
                   Agreement.
            12.     Computation of Ratios of Earnings to Fixed Charges.
            21.     Subsidiaries of the Registrant.
            23.     The following Exhibit is filed by incorporation by
            reference to Item 15(a)(2) of this Report:
              (a)  Consent of PricewaterhouseCoopers LLP.
            24.     Powers-of-attorney of the Company's directors.
            31.  Rule 13a-14(a)/15d-14(a) Certifications.
            99(a)   Certification by the Chief Executive Officer
            Relating to the Annual Report Containing Financial
                    Statements.
            99(b)   Certification by the Chief Financial Officer
            Relating to the Annual Report Containing Financial
                    Statements.