Form 10-Q
period 2003-07-30
HEINZ H J CO
filed 2003-09-03
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE THREE MONTHS ENDED JULY 30, 2003           COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of August 29, 2003 was 351,675,129 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 30, 2003    July 31, 2002
                                                                 FY 2004          FY 2003
                                                              -------------    -------------
                                                                       (Unaudited)
                                                                  (In Thousands, Except
                                                                    per Share Amounts)

Sales.......................................................   $1,895,524       $1,839,314
Cost of products sold.......................................    1,188,448        1,166,635
                                                               ----------       ----------
Gross profit................................................      707,076          672,679
Selling, general and administrative expenses................      358,000          376,782
                                                               ----------       ----------
Operating income............................................      349,076          295,897
Interest income.............................................        5,765            6,223
Interest expense............................................       52,237           51,853
Other expense, net..........................................       16,979           13,185
                                                               ----------       ----------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle.......      285,625          237,082
Provision for income taxes..................................       98,800           82,710
                                                               ----------       ----------
Income from continuing operations before cumulative effect
  of change in accounting principle.........................      186,825          154,372
Income from discontinued operations, net of tax.............       27,200           23,423
                                                               ----------       ----------
Income before cumulative effect of change in accounting
  principle.................................................      214,025          177,795
Cumulative effect of change in accounting principle.........           --          (77,812)
                                                               ----------       ----------
Net income..................................................   $  214,025       $   99,983
                                                               ==========       ==========
Income per common share
  Diluted
     Continuing operations..................................   $     0.53       $     0.44
     Discontinued operations................................         0.08             0.07
     Cumulative effect of change in accounting principle....           --            (0.22)
                                                               ----------       ----------
       Net income...........................................   $     0.60       $     0.28
                                                               ==========       ==========
  Average common shares outstanding--diluted................      354,522          353,529
                                                               ==========       ==========
  Basic
     Continuing operations..................................   $     0.53       $     0.44
     Discontinued operations................................         0.08             0.07
     Cumulative effect of change in accounting principle....           --            (0.22)
                                                               ----------       ----------
       Net income...........................................   $     0.61       $     0.28
                                                               ==========       ==========
  Average common shares outstanding--basic..................      352,094          351,026
                                                               ==========       ==========
Cash dividends per share....................................   $     0.27       $   0.4050
                                                               ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,
                                                              July 30, 2003        2003*
                                                                 FY 2004          FY 2003
                                                              -------------    --------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................   $  804,734        $  801,732
Receivables, net............................................      990,043         1,165,460
Inventories.................................................    1,185,829         1,152,953
Prepaid expenses and other current assets...................      243,815           164,175
                                                               ----------        ----------
     Total current assets...................................    3,224,421         3,284,320
                                                               ----------        ----------

Property, plant and equipment...............................    3,473,119         3,412,853
Less accumulated depreciation...............................    1,520,553         1,454,987
                                                               ----------        ----------
     Total property, plant and equipment, net...............    1,952,566         1,957,866
                                                               ----------        ----------

Goodwill....................................................    1,909,797         1,849,389
Trademarks, net.............................................      613,820           610,063
Other intangibles, net......................................      133,725           134,897
Other non-current assets....................................    1,226,485         1,388,216
                                                               ----------        ----------
     Total other non-current assets.........................    3,883,827         3,982,565
                                                               ----------        ----------

     Total assets...........................................   $9,060,814        $9,224,751
                                                               ==========        ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 30, 2003    April 30, 2003*
                                                                 FY 2004           FY 2003
                                                              -------------    ---------------
                                                               (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................   $   26,151        $  146,838
Portion of long-term debt due within one year...............        9,952             7,948
Accounts payable............................................      902,709           938,168
Salaries and wages..........................................       42,580            43,439
Accrued marketing...........................................      196,818           201,945
Other accrued liabilities...................................      344,112           387,130
Income taxes................................................      238,666           200,666
                                                               ----------        ----------
     Total current liabilities..............................    1,760,988         1,926,134
                                                               ----------        ----------

Long-term debt..............................................    4,608,272         4,776,143
Deferred income taxes.......................................      169,656           183,998
Non-pension postretirement benefits.........................      190,644           192,663
Other liabilities and minority interest.....................      972,957           946,656
                                                               ----------        ----------
     Total long-term liabilities............................    5,941,529         6,099,460

Shareholders' Equity:
Capital stock...............................................      107,873           107,880
Additional capital..........................................      361,861           376,542
Retained earnings...........................................    4,551,500         4,432,571
                                                               ----------        ----------
                                                                5,021,234         4,916,993

Less:
  Treasury stock at cost (79,095,494 shares at July 30, 2003
     and 79,647,881 shares at April 30, 2003)...............    2,877,475         2,879,506
  Unearned compensation.....................................       20,449            21,195
  Accumulated other comprehensive loss......................      765,013           817,135
                                                               ----------        ----------
     Total shareholders' equity.............................    1,358,297         1,199,157
                                                               ----------        ----------
     Total liabilities and shareholders' equity.............   $9,060,814        $9,224,751
                                                               ==========        ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 30, 2003    July 31, 2002
                                                                 FY 2004          FY 2003
                                                              -------------    -------------
                                                                       (Unaudited)
                                                                  (Thousands of Dollars)
Cash Flows from Operating Activities
  Net income................................................    $ 214,025        $  99,983
  Income from discontinued operations.......................      (27,200)         (23,423)
                                                                ---------        ---------
  Income from continuing operations.........................      186,825           76,560
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................       51,857           49,346
    Amortization............................................        4,375            5,309
    Deferred tax provision..................................       19,529            6,721
    Gain on divestiture.....................................      (26,338)              --
    Cumulative effect of change in accounting principle.....           --           77,812
    Other items, net........................................          949            1,385
    Changes in current assets and liabilities, excluding
     effects of acquisitions and divestitures:
      Receivables...........................................      166,734          236,895
      Inventories...........................................       (8,314)         (67,200)
      Prepaid expenses and other current assets.............      (75,345)        (109,778)
      Accounts payable......................................      (67,228)         (94,340)
      Accrued liabilities...................................      (59,088)         (59,741)
      Income taxes..........................................       71,980           47,141
                                                                ---------        ---------
         Cash provided by operating activities..............      265,936          170,110
                                                                ---------        ---------
Cash Flows from Investing Activities:
    Capital expenditures....................................      (29,597)         (27,515)
    Acquisitions, net of cash acquired......................      (61,298)         (17,278)
    Proceeds from divestiture...............................       57,938               --
    Other items, net........................................        4,873           (1,286)
                                                                ---------        ---------
         Cash used for investing activities.................      (28,084)         (46,079)
                                                                ---------        ---------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................      (40,356)          (4,246)
    Payments on commercial paper and short-term debt, net...     (123,921)         (89,525)
    Dividends...............................................      (95,096)        (142,134)
    Purchases of treasury stock.............................      (38,796)              --
    Exercise of stock options...............................       34,643            3,981
    Other items, net........................................       12,466           12,443
                                                                ---------        ---------
         Cash used for financing activities.................     (251,060)        (219,481)
                                                                ---------        ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       16,210           26,178

Effect of discontinued operations...........................           --           58,787
                                                                ---------        ---------
Net increase/(decrease) in cash and cash equivalents........        3,002          (10,485)
Cash and cash equivalents at beginning of year..............      801,732          202,403
                                                                ---------        ---------
Cash and cash equivalents at end of period..................    $ 804,734        $ 191,918
                                                                =========        =========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the "Company"), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2004 presentation.

     These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report on Form 10-K for the year ended April 30, 2003.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the first quarter ended July 30, 2003 reflects the favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $364.3 million and net income of $23.4 million (net of $10.2 million in tax) for the first quarter ended July 31, 2002.

(3)  SPECIAL ITEMS

     DIVESTITURES
     During the first quarter of Fiscal 2004, the Company announced it had sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax) which will be used to offset reorganization costs during Fiscal 2004. Pro forma results of the Company, assuming the divestiture had been made at the beginning of each period presented, would not be materially different from the results reported.

     REORGANIZATION COSTS
     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after tax) as a component of selling, general and administrative expenses ("SG&A"), primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold.

     During the first quarter of Fiscal 2003, the Company recognized reorganization costs totaling $18.4 million pretax ($11.6 million after tax) which is included as a component of SG&A.

     During the first quarter of Fiscal 2004, the Company utilized $31.9 million of severance and exit cost accruals related to reorganization costs. Amounts included in accrued expenses related to these initiatives totaled $19.8 million and $46.2 million at July 30, 2003 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                        July 30, 2003    April 30, 2003
                                                        -------------    --------------
                                                            (Thousands of Dollars)
Finished goods and work-in-process....................   $  923,002        $  902,186
Packaging material and ingredients....................      262,827           250,767
                                                         ----------        ----------
                                                         $1,185,829        $1,152,953
                                                         ==========        ==========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the three-month period ended July 31, 2002, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million, and Other Operating Entities $20.5 million.

     Changes in the carrying amount of goodwill for the first quarter ended July 30, 2003, by reportable segment, are as follows (see footnote 8 for information on changes to reportable segments):

                                            North
                                           American                                         Other
                                           Consumer      U.S.                   Asia/     Operating
     (Thousands of Dollars)                Products   Foodservice    Europe    Pacific    Entities      Total
     ----------------------                --------   -----------   --------   --------   ---------   ----------
     Balance at April 30, 2003...........  $891,608    $164,542     $637,371   $143,201   $ 12,667    $1,849,389
     Acquisition.........................       --       49,381        2,882         --        141        52,404
     Purchase accounting
       reclassifications.................       --           --        1,280         --         --         1,280
     Disposal............................       --           --      (11,530)        --         --       (11,530)
     Translation adjustments.............    1,147           --        8,829      5,414        301        15,691
     Other...............................    2,563           --           --         --         --         2,563
                                           --------    --------     --------   --------   --------    ----------
     Balance at July 30, 2003............  $895,318    $213,923     $638,832   $148,615   $ 13,109    $1,909,797
                                           ========    ========     ========   ========   ========    ==========

     Trademarks and other intangible assets at July 30, 2003 and April 30, 2003, subject to amortization expense, are as follows:

                                           July 30, 2003                      April 30, 2003
                                  -------------------------------     -------------------------------
                                               Accum                               Accum
(Thousands of Dollars)             Gross       Amort       Net         Gross       Amort       Net
----------------------            --------   ---------   --------     --------   ---------   --------
Trademarks......................  $183,074   $ (48,481)  $134,593     $191,832   $ (55,691)  $136,141
Licenses........................   208,186    (114,089)    94,097      208,186    (112,617)    95,569
Other...........................    98,218     (58,590)    39,628       96,938     (57,610)    39,328
                                  --------   ---------   --------     --------   ---------   --------
                                  $489,478   $(221,160)  $268,318     $496,956   $(225,918)  $271,038
                                  ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $4.4 million and $5.3 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at July 30, 2003, amortization expense for each of the next five years is estimated to be approximately $18.0 million.

     Intangible assets not subject to amortization at July 30, 2003 and April 30, 2003 were $479.2 million and $473.9 million, respectively, and consisted solely of trademarks.

(6)   STOCK-BASED EMPLOYEE COMPENSATION PLANS

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and earnings per share from continuing operations before cumulative effect of change in accounting principle would have been reduced to the pro forma amounts indicated below:

                                                                           First Quarter Ended
                                                                      -----------------------------
                                                                      July 30, 2003   July 31, 2002
                                                                      -------------   -------------
                                                                        (In Thousands, Except Per
                                                                             Share Amounts)
        Pro forma income from continuing operations before
          cumulative effect of change in accounting principle.......    $181,918        $147,785
        Pro forma diluted income per common share from continuing
          operations before cumulative effect of change in
          accounting principle......................................    $   0.51        $   0.42
        Pro forma basic income per common share from continuing
          operations before cumulative effect of change in
          accounting principle......................................    $   0.52        $   0.42

     The weighted-average fair value of options granted was $6.30 per share in the first quarter ended July 30, 2003. There were no options granted in the first quarter ended July 31, 2002.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                      2004
                                                                      -----
        Dividend yield..............................................    3.3%
        Volatility..................................................   21.9%
        Risk-free interest rate.....................................    3.7%
        Expected term (years).......................................    6.5

(7)   RECENTLY ISSUED ACCOUNTING STANDARDS

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of the Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt on the condensed consolidated balance sheet and the $20.2 million annual preferred dividend from other expenses to interest expense on the consolidated statement of income with no resulting effect on the Company's profitability.

(8)   SEGMENTS

      The Company's reportable segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management.

      In the first quarter of Fiscal 2004, the Company has changed its segment reporting to reflect changes in organizational structure and management of its businesses. The Company is now managing and reporting its North American businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Changes in the remaining segments involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform with the current presentation. Descriptions of the Company's reportable segment are as follows:

        North American Consumer Products--This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America and our Canadian business.

        U.S. Foodservice--This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups and desserts.

        Europe--This segment includes the Company's operations in Europe and sells products in all of the Company's core categories.

        Asia/Pacific--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia and Thailand. This segment's operations include products in all of the Company's core categories.

        Other Operating Entities--This segment includes the Company's operations in Africa, India, Latin America, the Middle East and other areas that sell products in all of the Company's core categories. During Fiscal 2003, the Company deconsolidated its Zimbabwe operations which had historically been reported in this segment.

     The Company's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income excluding unusual costs and gains. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company's management.

     The following table presents information about the Company's reportable segments:

                                                                         First Quarter Ended
                                                                 -----------------------------------
                                                                  July 30, 2003      July 31, 2002
                                                                     FY 2004            FY 2003
                                                                 ----------------   ----------------
                                                                       (Thousands of Dollars)
   Net external sales:
     North American Consumer Products..........................     $  450,778         $  454,145
     U.S. Foodservice..........................................        331,217            307,728
     Europe....................................................        735,153            673,398
     Asia/Pacific..............................................        290,007            237,240
     Other Operating Entities..................................         88,369            166,803
                                                                    ----------         ----------
     Consolidated Totals.......................................     $1,895,524         $1,839,314
                                                                    ==========         ==========
   Intersegment revenues:
     North American Consumer Products..........................     $   14,077         $   13,379
     U.S. Foodservice..........................................          3,532              3,554
     Europe....................................................          4,535              3,531
     Asia/Pacific..............................................            674                915
     Other Operating Entities..................................            499                462
     Non-Operating (a).........................................        (23,317)           (21,841)
                                                                    ----------         ----------
     Consolidated Totals.......................................     $       --         $       --
                                                                    ==========         ==========
   Operating income (loss):
     North American Consumer Products..........................     $  106,262         $  101,628
     U.S. Foodservice..........................................         49,200             40,948
     Europe....................................................        171,316            139,779
     Asia/Pacific..............................................         34,266             18,932
     Other Operating Entities..................................         11,238             21,460
     Non-Operating (a).........................................        (23,206)           (26,850)
                                                                    ----------         ----------
     Consolidated Totals.......................................     $  349,076         $  295,897
                                                                    ==========         ==========
   Operating income (loss) excluding special items (b):
     North American Consumer Products..........................     $  107,758         $  106,394
     U.S. Foodservice..........................................         51,700             43,076
     Europe....................................................        146,517            139,779
     Asia/Pacific..............................................         34,266             18,932
     Other Operating Entities..................................         11,238             21,460
     Non-Operating (a).........................................        (21,748)           (15,339)
                                                                    ----------         ----------
     Consolidated Totals.......................................     $  329,731         $  314,302
                                                                    ==========         ==========

---------------

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) First Quarter ended July 30, 2003 - Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

    First Quarter ended July 31, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining businesses as follows:
    North American Consumer Products $4.8 million, U.S. Foodservice $2.1 million, and Non-Operating $11.5 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                                         First Quarter Ended
                                                                 -----------------------------------
                                                                  July 30, 2003      July 31, 2002
                                                                     FY 2004            FY 2003
                                                                 ----------------   ----------------
                                                                       (Thousands of Dollars)
   Ketchup, Condiments and Sauces..............................     $  742,295         $  639,975
   Frozen Foods................................................        392,709            437,715
   Convenience Meals...........................................        427,180            380,233
   Infant Foods................................................        186,582            176,927
   Other.......................................................        146,758            204,464
                                                                    ----------         ----------
       Total...................................................     $1,895,524         $1,839,314
                                                                    ==========         ==========

     The above amounts include the impact of acquisitions, divestitures (primarily affecting the Other and Frozen Foods categories) and foreign exchange.

(9) NET INCOME PER COMMON SHARE

    The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                                                         First Quarter Ended
                                                                 -----------------------------------
                                                                  July 30, 2003      July 31, 2002
                                                                     FY 2004            FY 2003
                                                                 ----------------   ----------------
                                                                   (In Thousands, Except per Share
                                                                              Amounts)
   Income from continuing operations before cumulative effect
     of change in accounting principle.........................      $186,825           $154,372
   Preferred dividends.........................................             4                  5
                                                                     --------           --------
   Income from continuing operations applicable to common stock before cumulative effect of change in accounting
     principle.................................................       186,821            154,367
   Cumulative effect of change in accounting principle.........            --            (77,812)
                                                                     --------           --------
   Income from continuing operations applicable to common
     stock.....................................................      $186,821           $ 76,555
                                                                     ========           ========
     Average common shares outstanding--basic..................       352,094            351,026
     Effect of dilutive securities:
       Convertible preferred stock.............................           151                148
       Stock options and restricted stock......................         2,277              2,355
                                                                     --------           --------
     Average common shares outstanding--diluted................       354,522            353,529
                                                                     ========           ========

(10) COMPREHENSIVE INCOME

                                                                         First Quarter Ended
                                                                 -----------------------------------
                                                                  July 30, 2003      July 31, 2002
                                                                     FY 2004            FY 2003
                                                                 ----------------   ----------------
                                                                       (Thousands of Dollars)
   Net income..................................................      $214,025           $ 99,983
   Other comprehensive income:
       Foreign currency translation adjustment.................        54,800            117,388
       Minimum pension liability adjustment....................        (4,810)               906
       Net deferred gains/(losses) on derivatives from periodic
         revaluations..........................................        (2,626)             8,165
       Net deferred (gains)/losses on derivatives reclassified
         to earnings...........................................         4,758            (13,795)
                                                                     --------           --------
   Comprehensive income........................................      $266,147           $212,647
                                                                     ========           ========

(11) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative and non-derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

     FOREIGN CURRENCY HEDGING: The Company uses forward contracts and option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $3.1 million (net of income taxes of $1.8 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the first quarter ended July 30, 2003.

     COMMODITY PRICE HEDGING: The Company uses commodity futures, swaps and option contracts in order to reduce price risk associated with forecasted purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Derivatives used to hedge forecasted commodity purchases that meet the criteria for hedge accounting are designated as cash flow hedges.

     INTEREST RATE HEDGING: The Company uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged.

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was a net loss of $0.1 million for the first quarter ended July 30, 2003 and July 31, 2002.

     DEFERRED HEDGING GAINS AND LOSSES: As of July 30, 2003, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $7.0 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were a net loss of $0.1 million and a net gain of $0.2 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively.

     OTHER ACTIVITIES: The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency, commodity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the first quarter ended July 30, 2003 reflects the favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations gener-ated sales of $364.3 million and net income of $23.4 million (net of $10.2 million in tax) for the first quarter ended July 31, 2002.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax) which will be used to offset reorganization costs during Fiscal 2004.

  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after-tax) as a component of Selling, General and Administrative expenses ("SG&A") primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold. During the first quarter of Fiscal 2003, the Company recognized reorganization costs totaling $18.4 million pretax ($11.6 million after-tax) which is included as a component of SG&A.

     During the first quarter of Fiscal 2004, the Company utilized $31.9 million in severance and exit cost accruals related to reorganization costs.

               THREE MONTHS ENDED JULY 30, 2003 AND JULY 31, 2002

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and management of its business. The Company is now managing and reporting its North American businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Certain changes were also made to the composition of the remaining segments. These changes involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform with the current presentation. (See Note 8 to the condensed consolidated financial statements for further discussion of the Company's reportable segments).

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended July 30, 2003 increased $56.2 million, or 3.1%, to $1.90 billion. Sales were favorably impacted by exchange translation rates of 7.5% and volume of 2.2%. The favorable volume impact is primarily due to strong increases in the North American Consumer Products, U.S. Foodservice, Asia/Pacific and Other Operating segments. Lower pricing decreased sales by 0.4%. Divestitures, net of acquisitions, reduced sales 6.3% due primarily to the deconsolidation of the Zimbabwe operations in Fiscal 2003 (see below for further discussion of this deconsolidation).

     Gross profit increased $34.4 million, or 5.1%, to $707.1 million, and the gross profit margin increased to 37.3% from 36.6%. The gross profit margin increase was primarily driven by the U.S. Foodservice and Asia/Pacific segments. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of divestitures and the write down of the UK pizza crust assets to be disposed of.

     SG&A decreased $18.8 million, or 5.0%, to $358.0 million. As a percentage of sales, SG&A was reduced to 18.9% from 20.5%. The decrease is primarily due to the gain recorded on the sale of the Northern Europe bakery business, partially offset by increases from exchange translation rates. SG&A was also impacted by reorganization costs of $5.5 million and $18.4 million for the first quarters ended July 30, 2003 and July 31, 2002, respectively.

     Operating income increased $53.2 million, or 18.0%, to $349.1 million, and increased as a percentage of sales to 18.4% from 16.1%. This increase was primarily driven by the increase in gross profit and the gain recorded on the sale of the Northern Europe bakery business, partially offset by an increase in pension expense.

     Net interest expense increased $0.8 million, to $46.5 million, and other expense, net, increased $3.8 million, to $17.0 million. The increase in other expense is primarily attributable to currency losses in the current year, partially offset by decreased minority interest expense as a result of the Zimbabwe deconsolidation. The effective tax rate for the current quarter was 34.6% compared to 34.9% last year. The current quarter effective tax rate was unfavorably impacted by 1.5 percentage points due to the sale of the Northern Europe bakery business.

     Income from continuing operations (before the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142) for the first quarter of Fiscal 2004 was $186.8 million compared to $154.4 million in the year-earlier quarter. Diluted earnings per share (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) was $0.53 in the current year compared to $0.44 in the prior year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $3.4 million, or 0.7%. Sales volume increased 4.1% primarily due to Heinz ketchup and Classico pasta sauces, partially offset by declines in frozen food products. Lower pricing decreased sales 2.0% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals, Classico pasta sauces and Bagel Bites snacks. This decrease was partially offset by price increases in Heinz ketchup. Divestitures reduced sales 4.7% primarily due to the Fiscal 2003 divestiture of a North American fish and frozen vegetable business. Favorable exchange translation rates between the Canadian dollar and U.S. dollar increased sales 1.9%.

     Gross profit decreased $1.8 million, or 0.9%, to $196.8 million, and the gross profit margin remained stable at 43.7%, as manufacturing cost savings were offset by unfavorable pricing. Operating income increased $4.6 million, or 4.6%, to $106.3 million, primarily due to decreased costs related to the prior year launch of Easy Squeeze! and Kick'rs ketchup. Reorganization costs unfavorably impacted operating income by $1.5 million and $4.8 million for the quarters ending July 30, 2003 and July 31, 2002, respectively.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $23.5 million, or 7.6%. Sales volume increased sales 5.0% primarily due to increases in Heinz ketchup, Escalon specialty sauces and Dianne's frozen desserts. Higher pricing increased sales by 2.1%. Acquisitions, net of divestitures, increased sales 0.4%, primarily due to the current year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $9.2 million, or 10.8%, to $94.6 million, and the gross profit margin increased to 28.6% from 27.8%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. Operating income increased $8.3 million, or 20.2%, to $49.2 million, primarily due to growth in gross profit.

EUROPE

     Heinz Europe's sales increased $61.8 million, or 9.2%. Favorable exchange translation rates increased sales by 13.3%. Lower volume decreased sales 1.6% primarily due to promotional timing on convenience meals and infant feeding as well as the impact of the previously announced Stock Keeping Unit rationalization of low-margin products. The record heat wave in Europe contributed to the lower volumes in ready-to-serve soups and Heinz beans. These volume decreases were partially offset by significant increases in seafood. Lower pricing decreased sales 1.0%, primarily due to increased trade promotion spending related to seafood. Divestitures reduced sales 1.5%, primarily related to the sale of the UK frozen pizza business and the Northern Europe bakery business.

     Gross profit increased $16.7 million, or 6.1%, to $288.0 million; while, the gross profit margin decreased to 39.2% from 40.3%. The increase in gross profit is primarily due to improvements in the seafood business and favorable exchange translation rates, partially offset by unfavorable manufacturing costs in Northern Europe, unfavorable sales mix, lower volumes and the write off of the UK pizza assets. Operating income increased $31.5 million, or 22.6%, to $171.3 million, primarily attributable to the favorable change in gross profit and the gain on the sale of the Northern Europe bakery business. General and Administrative expenses ("G&A") also increased primarily due to exchange rates and increased pension expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $52.8 million, or 22.2%. Favorable exchange translation rates increased sales by 15.5%. Volume increased sales 5.2% primarily due to Tegel poultry in New Zealand and ABC sauces and juice concentrates in Indonesia. Higher pricing increased sales 0.8% related to ABC sauces, offset by declines in Tegel poultry. Acquisitions, net of divestitures, increased sales by 0.7% primarily due to a prior year acquisition of an Asian sauce business in China.

     Gross profit increased $23.9 million, or 33.8%, to $94.5 million, and the gross profit margin increased to 32.6% from 29.8%. These increases are primarily due to strong net pricing and manufacturing cost improvements in Australia and New Zealand as well as favorable exchange translation rates. Operating income increased $15.3 million, to $34.3 million, primarily due to the growth in gross profit, offset partially by increased SG&A.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $78.4 million, or 47.0%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $14.3 million, or 31.6%, to $30.9 million, and operating income decreased $10.2 million, or 47.6%, to $11.2 million. Excluding the Zimbabwe operations in the prior year, sales increased 13.7%, primarily due to strong volume increases of 7.0%, and operating income increased 41.1%.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the condensed consolidated balance sheet as of July 30, 2003. If this situation continues to deteriorate, the Company's ability to recover its investment could be impaired.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities increased by more than 55% to $265.9 million compared to $170.1 million last year. The increase in Fiscal 2004 versus Fiscal 2003 is primarily due to improved working capital performance as a result of the 14 day improvement in the Company's cash conversion cycle versus the year ago period.

     Cash used for investing activities totaled $28.1 million compared to $46.1 million last year. Acquisitions, net of divestitures, used $3.4 million in net cash in the first quarter of Fiscal 2004 in line with the Company's strategy of improving its business mix through acquisitions and divestitures. Capital expenditures totaled $29.6 million compared to $27.5 million last year.

     Cash used for financing activities totaled $251.1 million compared to $219.5 million last year. The Company paid down $40.7 million in long-term debt during the current quarter, compared to $4.2 million last year. Payments on commercial paper and short-term borrowings were $123.9 million this year, compared to $89.5 million last year. Cash used for purchases of treasury stock, net of proceeds from option excercises, was $4.2 million this year. There were no treasury stock purchases in the prior year, and proceeds from option excercises provided $4.0 million in the prior year. Dividend payments totaled $95.1 million, compared to $142.1 million for the same period last year reflecting a reduction in the dividend rate in the fourth quarter of Fiscal 2003 as a result of the spin off of SKF Foods.

     The Company continued its debt reduction efforts in the first quarter of Fiscal 2004 by retiring approximately $140 million of debt. At July 30, 2003, the Company's net debt (total debt net of the value of interest rate swaps ($150.4 million), less cash and cash equivalents) was $3.69 billion, down approximately $1.43 billion as compared to the year earlier quarter. Additional net debt reductions are anticipated in Fiscal 2004.

     In first quarter of Fiscal 2004, the cash used for reorganization costs was approximately $30 million.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. The Company's financial position continues to remain very strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003. The Company is currently evaluating its policy for recognizing expense related to stock options.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of the Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt on the condensed consolidated balance sheet and the $20.2 million annual preferred dividend from other expenses to interest expense on the consolidated statement of income with no resulting effect on the Company's profitability.

     Effective May 2, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the three month period ended July 31, 2002, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million and Other Operating Entities $20.5 million.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Except for historical information, matters discussed in this report, including the management's discussion and analysis, the financial statements and footnotes, and the statements about future growth, profitability, costs, expectations, plans, or objectives, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, production, energy and raw material costs, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in international operations, particularly the performance of business in hyperinflationary environments and litigation, changes in estimates in critical accounting judgments, the possibility of increased pension expense and contributions, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 30, 2003, and the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the first quarter ended July 30, 2003. For additional information, refer to pages 21-23 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 5.  OTHER INFORMATION

     See Note 8 to the Condensed Consolidated Financial Statements in Part I--Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. The Company has omitted certain exhibits in accordance with
     Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31. Rule 13a-14(a)/15d-14(a) Certifications.

        32(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*

     (b) Reports on Form 8-K

          During the last fiscal quarter covered by this Report, the Company furnished a Current Report on Form 8-K dated June 13, 2003, relating to its press release dated June 12, 2003. The Item 12 and the Exhibit attached to that Form 8-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: September 3, 2003
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: September 3, 2003
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

                                                    Edward J. McMenamin
                                                 Vice President -- Finance
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                             DESCRIPTION OF EXHIBIT

     Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31. Rule 13a-14(a)/15d-14(a) Certifications.

        32(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.