Form 10-Q
period 2003-10-29
HEINZ H J CO
filed 2003-11-25
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED OCTOBER 29, 2003          COMMISSION FILE NUMBER 1-3385

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No  __

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of November 21, 2003 was 351,868,119 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Second Quarter Ended
                                                              ------------------------------------
                                                              October 29, 2003    October 30, 2002
                                                                  FY 2004             FY 2003
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                       per Share Amounts)

Sales.......................................................     $2,090,461          $2,099,170
Cost of products sold.......................................      1,309,243           1,348,191
                                                                 ----------          ----------
Gross profit................................................        781,218             750,979
Selling, general and administrative expenses................        432,183             419,955
                                                                 ----------          ----------
Operating income............................................        349,035             331,024
Interest income.............................................          4,548               6,392
Interest expense............................................         54,292              54,602
Other expense, net..........................................         12,945              21,797
                                                                 ----------          ----------
Income from continuing operations before income taxes.......        286,346             261,017
Provision for income taxes..................................         94,859              92,480
                                                                 ----------          ----------
Income from continuing operations...........................        191,487             168,537
Income from discontinued operations, net of tax.............             --              43,545
                                                                 ----------          ----------
Net income..................................................     $  191,487          $  212,082
                                                                 ==========          ==========
Income per common share
  Diluted
     Continuing operations..................................     $     0.54          $     0.48
     Discontinued operations................................             --                0.12
                                                                 ----------          ----------
       Net income...........................................     $     0.54          $     0.60
                                                                 ==========          ==========
  Average common shares outstanding--diluted................        354,258             353,438
                                                                 ==========          ==========
  Basic
     Continuing operations..................................     $     0.54          $     0.48
     Discontinued operations................................             --                0.12
                                                                 ----------          ----------
       Net income...........................................     $     0.54          $     0.60
                                                                 ==========          ==========
  Average common shares outstanding--basic..................        351,805             351,121
                                                                 ==========          ==========
Cash dividends per share....................................     $     0.27          $   0.4050
                                                                 ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Six Months Ended
                                                              ------------------------------------
                                                              October 29, 2003    October 30, 2002
                                                                  FY 2004             FY 2003
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                       per Share Amounts)

Sales.......................................................     $3,985,985          $3,938,484
Cost of products sold.......................................      2,497,691           2,514,826
                                                                 ----------          ----------
Gross profit................................................      1,488,294           1,423,658
Selling, general and administrative expenses................        790,183             796,737
                                                                 ----------          ----------
Operating income............................................        698,111             626,921
Interest income.............................................         10,313              12,615
Interest expense............................................        106,529             106,455
Other expense, net..........................................         29,924              34,982
                                                                 ----------          ----------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle.......        571,971             498,099
Provision for income taxes..................................        193,659             175,190
                                                                 ----------          ----------
Income from continuing operations before cumulative effect
  of change in accounting principle.........................        378,312             322,909
Income from discontinued operations, net of tax.............         27,200              66,968
                                                                 ----------          ----------
Income before cumulative effect of change in accounting
  principle.................................................        405,512             389,877
Cumulative effect of change in accounting principle.........             --             (77,812)
                                                                 ----------          ----------
Net income..................................................     $  405,512          $  312,065
                                                                 ==========          ==========
Income per common share
  Diluted
     Continuing operations..................................     $     1.07          $     0.91
     Discontinued operations................................           0.08                0.19
     Cumulative effect of change in accounting principle....             --               (0.22)
                                                                 ----------          ----------
       Net income...........................................     $     1.14          $     0.88
                                                                 ==========          ==========
  Average common shares outstanding--diluted................        354,258             353,438
                                                                 ==========          ==========
  Basic
     Continuing operations..................................     $     1.08          $     0.92
     Discontinued operations................................           0.08                0.19
     Cumulative effect of change in accounting principle....             --               (0.22)
                                                                 ----------          ----------
       Net income...........................................     $     1.15          $     0.89
                                                                 ==========          ==========
  Average common shares outstanding--basic..................        351,805             351,121
                                                                 ==========          ==========
Cash dividends per share....................................     $     0.54          $   0.8100
                                                                 ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    April 30,
                                                              October 29, 2003        2003*
                                                                  FY 2004            FY 2003
                                                              ----------------    --------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  848,696         $  801,732
Receivables, net............................................      1,034,130          1,165,460
Inventories.................................................      1,325,770          1,152,953
Prepaid expenses and other current assets...................        248,023            164,175
                                                                 ----------         ----------
     Total current assets...................................      3,456,619          3,284,320
                                                                 ----------         ----------

Property, plant and equipment...............................      3,574,704          3,412,853
Less accumulated depreciation...............................      1,590,022          1,454,987
                                                                 ----------         ----------
     Total property, plant and equipment, net...............      1,984,682          1,957,866
                                                                 ----------         ----------

Goodwill....................................................      1,951,175          1,849,389
Trademarks, net.............................................        624,430            610,063
Other intangibles, net......................................        131,967            134,897
Other non-current assets....................................      1,261,327          1,388,216
                                                                 ----------         ----------
     Total other non-current assets.........................      3,968,899          3,982,565
                                                                 ----------         ----------

     Total assets...........................................     $9,410,200         $9,224,751
                                                                 ==========         ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 29, 2003    April 30, 2003*
                                                                  FY 2004             FY 2003
                                                              ----------------    ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $   20,609         $  146,838
Portion of long-term debt due within one year...............          3,314              7,948
Accounts payable............................................        967,868            938,168
Salaries and wages..........................................         47,955             43,439
Accrued marketing...........................................        191,632            201,945
Other accrued liabilities...................................        376,323            387,130
Income taxes................................................        263,749            200,666
                                                                 ----------         ----------
     Total current liabilities..............................      1,871,450          1,926,134
                                                                 ----------         ----------

Long-term debt..............................................      4,971,816          4,776,143
Deferred income taxes.......................................        164,847            183,998
Non-pension postretirement benefits.........................        192,821            192,663
Other liabilities and minority interest.....................        667,358            946,656
                                                                 ----------         ----------
     Total long-term liabilities............................      5,996,842          6,099,460

Shareholders' Equity:
Capital stock...............................................        107,870            107,880
Additional capital..........................................        387,610            376,542
Retained earnings...........................................      4,648,044          4,432,571
                                                                 ----------         ----------
                                                                  5,143,524          4,916,993

Less:
  Treasury stock at cost (78,997,014 shares at October 29,
     2003 and 79,647,881 shares at April 30, 2003)..........      2,887,501          2,879,506
  Unearned compensation.....................................         43,071             21,195
  Accumulated other comprehensive loss......................        671,044            817,135
                                                                 ----------         ----------
     Total shareholders' equity.............................      1,541,908          1,199,157
                                                                 ----------         ----------
     Total liabilities and shareholders' equity.............     $9,410,200         $9,224,751
                                                                 ==========         ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                              ------------------------------------
                                                              October 29, 2003    October 30, 2002
                                                                  FY 2004             FY 2003
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income................................................     $ 405,512           $ 312,065
  Income from discontinued operations.......................       (27,200)            (66,968)
                                                                 ---------           ---------
  Income from continuing operations.........................       378,312             245,097
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................       101,660              96,595
    Amortization............................................        10,401               9,353
    Deferred tax provision..................................        39,283               5,597
    Gain on divestiture.....................................       (26,338)                 --
    Cumulative effect of change in accounting principle.....            --              77,812
    Provision for transaction costs and restructuring.......            --              28,548
    Other items, net........................................        25,923              16,218
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................       126,554             102,997
      Inventories...........................................      (128,632)           (149,550)
      Prepaid expenses and other current assets.............       (66,326)           (103,751)
      Accounts payable......................................       (27,581)             47,250
      Accrued liabilities...................................       (36,808)            (55,127)
      Income taxes..........................................        96,811              95,897
                                                                 ---------           ---------
         Cash provided by operating activities..............       493,259             416,936
                                                                 ---------           ---------
Cash Flows from Investing Activities:
    Capital expenditures....................................       (74,837)            (63,543)
    Acquisitions, net of cash acquired......................       (69,483)            (13,536)
    Proceeds from divestitures..............................        60,467                  --
    Other items, net........................................        (6,177)             13,995
                                                                 ---------           ---------
         Cash used for investing activities.................       (90,030)            (63,084)
                                                                 ---------           ---------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................       (70,249)             (9,859)
    Payments on commercial paper and short-term debt, net...      (130,084)           (145,753)
    Dividends...............................................      (190,039)           (284,417)
    Purchases of treasury stock.............................       (76,010)                 --
    Exercise of stock options...............................        52,308               5,496
    Other items, net........................................        11,372              12,879
                                                                 ---------           ---------
         Cash used for financing activities.................      (402,702)           (421,654)
                                                                 ---------           ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        46,437              31,180

Effect of discontinued operations...........................            --             126,082
                                                                 ---------           ---------
Net increase in cash and cash equivalents...................        46,964              89,460
Cash and cash equivalents at beginning of year..............       801,732             202,403
                                                                 ---------           ---------
Cash and cash equivalents at end of period..................     $ 848,696           $ 291,863
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

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, the Company transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the six months ended October 29, 2003 reflects the favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $469.6 million and $833.9 million and net income of $43.5 million (net of $19.7 million in tax) and $67.0 million (net of $29.9 million in tax) for the second quarter and six months ended October 30, 2002, respectively.

(3)  SPECIAL ITEMS

     DIVESTITURES
     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax) of which a portion will be used to offset reorganization costs during Fiscal 2004. Pro forma results of the Company, assuming the divestiture had been made at the beginning of each period presented, would not be materially different from the results reported.

     REORGANIZATION COSTS
     The Company recognized $5.5 million pretax ($3.4 million after tax) for the six months ended October 29, 2003, all of which was recorded in the first quarter of Fiscal 2004. These costs were recorded as a component of selling, general and administrative expenses ("SG&A"), primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold. For the second quarter of Fiscal 2003, the Company recognized reorganization costs totaling $10.1 million pretax ($6.9 million after tax), of which $1.9 million was recorded in cost of products sold and $8.3 million in SG&A. For the first six months of Fiscal 2003, the Company recognized $28.5 million pretax ($18.5 million after tax), of which $1.9 million was recorded in cost of products sold and $26.7 million in SG&A.

     During the first six months of Fiscal 2004, the Company utilized $42.2 million of severance and exit cost accruals related to reorganization costs. Amounts included in accrued expenses related to these initiatives totaled $9.5 million and $46.2 million at October 29, 2003 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                      October 29, 2003    April 30, 2003
                                                      ----------------    --------------
                                                            (Thousands of Dollars)
Finished goods and work-in-process..................     $  987,012         $  902,186
Packaging material and ingredients..................        338,758            250,767
                                                         ----------         ----------
                                                         $1,325,770         $1,152,953
                                                         ==========         ==========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the six-month period ended October 30, 2002, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million, and Other Operating Entities $20.5 million. The annual impairment tests are preformed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized for the six months ended October 29, 2003.

     Changes in the carrying amount of goodwill for the six months ended October 29, 2003, by reportable segment, are as follows (see footnote 8 for information on changes to reportable segments):

                                            North
                                           American                                         Other
                                           Consumer      U.S.                   Asia/     Operating
     (Thousands of Dollars)                Products   Foodservice    Europe    Pacific    Entities      Total
     ----------------------                --------   -----------   --------   --------   ---------   ----------
     Balance at April 30, 2003...........  $891,608    $164,542     $637,371   $143,201    $12,667    $1,849,389
     Acquisition.........................       --       49,381        2,867      5,000        141        57,389
     Purchase accounting
       reclassifications.................    4,327          540          213         --         --         5,080
     Disposal............................       --           --      (11,469)        --         --       (11,469)
     Translation adjustments.............    4,546           --       31,017     12,549        111        48,223
     Other...............................    2,563           --           --         --         --         2,563
                                           --------    --------     --------   --------    -------    ----------
     Balance at October 29, 2003.........  $903,044    $214,463     $659,999   $160,750    $12,919    $1,951,175
                                           ========    ========     ========   ========    =======    ==========

     Trademarks and other intangible assets at October 29, 2003 and April 30, 2003, subject to amortization expense, are as follows:

                                         October 29, 2003                     April 30, 2003
                                  -------------------------------     -------------------------------
                                               Accum                               Accum
(Thousands of Dollars)             Gross       Amort       Net         Gross       Amort       Net
----------------------            --------   ---------   --------     --------   ---------   --------
Trademarks......................  $182,404   $ (47,477)   134,927     $191,832   $ (55,691)  $136,141
Licenses........................   208,186    (109,674)    98,512      208,186    (112,617)    95,569
Other...........................    98,435     (64,981)    33,454       96,938     (57,610)    39,328
                                  --------   ---------   --------     --------   ---------   --------
                                  $489,025   $(222,132)  $266,893     $496,956   $(225,918)  $271,038
                                  ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $7.6 million and $9.4 million for the six months ended October 29, 2003 and October 30, 2002, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at October 29, 2003, amortization expense for each of the next five years is estimated to be approximately $16.0 million.

     Intangible assets not subject to amortization at October 29, 2003 and April 30, 2003 were $489.5 million and $473.9 million, respectively, and consisted solely of trademarks.

(6)   STOCK-BASED EMPLOYEE COMPENSATION PLANS

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and income per common share from continuing operations before cumulative effect of change in accounting principle would have been as follows:

                                            Second Quarter Ended                      Six Months Ended
                                    -------------------------------------   -------------------------------------
                                    October 29, 2003    October 30, 2002    October 29, 2003    October 30, 2002
                                    -----------------   -----------------   -----------------   -----------------
                                                      (In Thousands, Except Per Share Amounts)
   Income from continuing
     operations before cumulative
     effect of change in
     accounting principle:
       As reported................      $191,487            $168,537            $378,312            $322,909
       Fair value-based expense,
         net of tax...............        (8,089)             (6,800)            (12,996)            (13,387)
                                        --------            --------            --------            --------
       Pro forma..................      $183,398            $161,737            $365,316            $309,522
                                        ========            ========            ========            ========
   Income per common share from
     continuing operations before
     cumulative effect of change
     in accounting principle:
       Diluted
         As reported..............      $   0.54            $   0.48            $   1.07            $   0.91
         Pro forma................      $   0.52            $   0.46            $   1.03            $   0.88
       Basic
         As reported..............      $   0.54            $   0.48            $   1.08            $   0.92
         Pro forma................      $   0.52            $   0.46            $   1.04            $   0.88

     The weighted-average fair value of options granted was $5.93 and $6.89 per share in the six months ended October 29, 2003 and October 30, 2002, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                          Six Months Ended
                                                                ------------------------------------
                                                                October 29, 2003    October 30, 2002
                                                                ----------------    ----------------
        Dividend yield........................................         3.26%               4.26%
        Volatility............................................        20.30%              25.20%
        Risk-free interest rate...............................         3.70%               3.98%
        Expected term (years).................................         6.50                6.50

     During the first six months of Fiscal 2004, the Company granted 780,550 restricted stock units to employees. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity.

(7)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense for the second quarter ending October 29, 2003, with no resulting effect on the Company's profitability.

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

     The Company's management evaluates performance based on several factors including net sales, operating income excluding unusual costs and gains, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company's management.

     The following table presents information about the Company's reportable segments:

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
                                      FY 2004            FY 2003            FY 2004            FY 2003
                                  ----------------   ----------------   ----------------   ----------------
                                                           (Thousands of Dollars)
Net external sales:
  North American Consumer
    Products....................     $  521,882         $  551,644         $  972,660         $1,005,789
  U.S. Foodservice..............        371,892            342,588            703,109            650,316
  Europe........................        774,651            714,175          1,509,804          1,387,573
  Asia/Pacific..................        334,769            270,152            624,776            507,392
  Other Operating Entities......         87,267            220,611            175,636            387,414
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $2,090,461         $2,099,170         $3,985,985         $3,938,484
                                     ==========         ==========         ==========         ==========
Intersegment revenues:
  North American Consumer
    Products....................     $   14,903         $   14,422         $   28,980         $   27,801
  U.S. Foodservice..............          3,099              3,392              6,631              6,946
  Europe........................          3,088              3,870              7,623              7,401
  Asia/Pacific..................            903                813              1,577              1,728
  Other Operating Entities......            619                583              1,118              1,045
  Non-Operating (a).............        (22,612)           (23,080)           (45,929)           (44,921)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $       --         $       --         $       --         $       --
                                     ==========         ==========         ==========         ==========
Operating income (loss):
  North American Consumer
    Products....................     $  126,469         $  123,650         $  232,731         $  225,278
  U.S. Foodservice..............         57,450             55,741            106,650             96,689
  Europe........................        144,667            134,213            315,983            273,992
  Asia/Pacific..................         43,737             26,868             78,003             45,800
  Other Operating Entities......          8,392             31,255             19,630             52,715
  Non-Operating (a).............        (31,680)           (40,703)           (54,886)           (67,553)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $  349,035         $  331,024         $  698,111         $  626,921
                                     ==========         ==========         ==========         ==========

                                         Second Quarter Ended                    Six Months Ended
                                  -----------------------------------   -----------------------------------
                                  October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
                                      FY 2004            FY 2003            FY 2004            FY 2003
                                  ----------------   ----------------   ----------------   ----------------
                                                           (Thousands of Dollars)
Operating income (loss)
  excluding special items (b):
  North American Consumer
    Products....................     $  126,469         $  127,904         $  234,227         $  234,298
  U.S. Foodservice..............         57,450             56,841            109,150             99,917
  Europe........................        144,667            134,213            291,184            273,992
  Asia/Pacific..................         43,737             26,868             78,003             45,800
  Other Operating Entities......          8,392             31,255             19,630             52,715
  Non-Operating (a).............        (31,680)           (35,914)           (53,428)           (51,253)
                                     ----------         ----------         ----------         ----------
  Consolidated Totals...........     $  349,035         $  341,167         $  678,766         $  655,469
                                     ==========         ==========         ==========         ==========

---------------

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) Second Quarter ended October 30, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining businesses as follows: North American Consumer Products $4.3 million, U.S. Foodservice $1.1 million, and Non-Operating $4.8 million.

    Six Months ended October 29, 2003 - Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

    Six Months ended October 30, 2002 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining businesses as follows:
    North American Consumer Products $9.0 million, U.S. Foodservice $3.2 million, and Non-Operating $16.3 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                               Second Quarter Ended                    Six Months Ended
                                        -----------------------------------   -----------------------------------
                                        October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
                                            FY 2004            FY 2003            FY 2004            FY 2003
                                        ----------------   ----------------   ----------------   ----------------
                                                                 (Thousands of Dollars)
   Ketchup, Condiments and Sauces.....     $  751,555         $  691,346         $1,493,850         $1,331,321
   Frozen Foods.......................        483,770            524,685            876,479            962,400
   Convenience Meals..................        457,832            402,615            885,012            782,848
   Infant Foods.......................        220,535            201,160            407,117            378,087
   Other..............................        176,769            279,364            323,527            483,828
                                           ----------         ----------         ----------         ----------
       Total..........................     $2,090,461         $2,099,170         $3,985,985         $3,938,484
                                           ==========         ==========         ==========         ==========

     The above amounts include the impact of acquisitions, divestitures (primarily affecting the Other and Frozen Foods categories) and foreign exchange.

(9) NET INCOME PER COMMON SHARE

    The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                               Second Quarter Ended                    Six Months Ended
                                        -----------------------------------   -----------------------------------
                                        October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
                                            FY 2004            FY 2003            FY 2004            FY 2003
                                        ----------------   ----------------   ----------------   ----------------
                                                                     (In Thousands)
   Income from continuing operations
     before cumulative effect of
     change in accounting principle...      $191,487           $168,537           $378,312           $322,909
   Preferred dividends................             4                  4                  8                  9
                                            --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock before
     cumulative effect of change in
     accounting principle.............       191,483            168,533            378,304            322,900
   Cumulative effect of change in
     accounting principle.............            --                 --                 --            (77,812)
                                            --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock.......      $191,483           $168,533           $378,304           $245,088
                                            ========           ========           ========           ========
     Average common shares
       outstanding--basic.............       351,805            351,121            351,805            351,121
     Effect of dilutive securities:
       Convertible preferred stock....           148                148                148                148
       Stock options and restricted
         stock........................         2,305              2,169              2,305              2,169
                                            --------           --------           --------           --------
     Average common shares
       outstanding--diluted...........       354,258            353,438            354,258            353,438
                                            ========           ========           ========           ========

(10) COMPREHENSIVE INCOME

                                               Second Quarter Ended                    Six Months Ended
                                        -----------------------------------   -----------------------------------
                                        October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
                                            FY 2004            FY 2003            FY 2004            FY 2003
                                        ----------------   ----------------   ----------------   ----------------
                                                                 (Thousands of Dollars)
   Net income.........................      $191,487           $212,082           $405,512           $312,065
   Other comprehensive income:
       Foreign currency translation
         adjustment...................       121,610             29,386            176,410            123,923
       Minimum pension liability
         adjustment...................       (20,209)              (550)           (25,019)               356
       Net deferred gains/(losses) on
         derivatives from periodic
         revaluations.................         4,662              3,426              2,036             11,591
       Net deferred (gains)/losses on
         derivatives reclassified to
         earnings.....................       (12,094)               584             (7,336)           (13,211)
                                            --------           --------           --------           --------
   Comprehensive income...............      $285,456           $244,928           $551,603           $434,724
                                            ========           ========           ========           ========

(11) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative and non-derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

     FOREIGN CURRENCY HEDGING: The Company uses forward contracts and option contracts designed to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $9.3 million (net of income taxes of $5.4 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the six months ended October 29, 2003.

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

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was a net loss of $0.1 million and a net gain of $0.4 million for the six months ended October 29, 2003 and October 30, 2002, respectively.

     DEFERRED HEDGING GAINS AND LOSSES: As of October 29, 2003, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $0.1 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were a net loss of $0.1 million and a net gain of $0.3 million for the six months ended October 29, 2003 and October 30, 2002, respectively.

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

(12) SUBSEQUENT EVENTS

     On November 7, 2003, subsidiaries of an Israeli joint venture company 51% indirectly owned by the Company (collectively, "Remedia") issued a recall of a soy-based kosher infant formula product sold under the Remedia brand and produced by Humana Milchunion GmbH ("Humana"), a third-party leading global German baby food and formula manufacturer. Remedia and the Israeli health authorities instituted the recall upon learning that the consumption of the soy-based formula might be related to certain cases of infant illness, and possibly three infant deaths, in Israel. Subsequently, Israeli authorities initiated criminal and civil investigations. On November 10, 2003, Humana, the third-party manufacturer, publicly released the results of its just completed studies which stated that there were low levels of vitamin B1 in their formula, despite product specifications to the contrary. Humana also admitted that human error caused this problem, and has terminated several of its quality personnel. Civil lawsuits have been filed in Israel against Humana, Remedia, its directors and certain officers, and the Israeli Ministry of Health, in connection with this matter. The Remedia formula at issue is not sold or marketed by the joint venture company anywhere else in the world besides Israel. At this point, the Company does not believe that this matter will have a material financial impact; however, the matter is still developing at this time and facts are still being determined.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the six months ended October 29, 2003 relates to a favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $469.6 million and $833.9 million and net income of $43.5 million (net of $19.7 million in tax) and $67.0 million (net of $29.9 million in tax) for the second quarter and six months ended October 30, 2002, respectively.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax) of which a portion will be used to offset reorganization costs during Fiscal 2004.

  REORGANIZATION COSTS

     The Company recognized $5.5 million pretax ($3.4 million after-tax) for the six months ended October 29, 2003, all of which was recorded in the first quarter of Fiscal 2004. These costs were recorded as a component of Selling, General and Administrative expenses ("SG&A") and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold. For the second quarter of Fiscal 2003, the Company recognized reorganization costs totaling $10.1 million pretax ($6.9 million after-tax), of which $1.9 million is recorded in cost of products sold and $8.3 million in SG&A. For the first six months of Fiscal 2003, the Company recognized $28.5 million pretax ($18.5 million after-tax), of which $1.9 million is recorded in cost of products sold and $26.7 million in SG&A.

     During the first six months of Fiscal 2004, the Company utilized $42.2 million in severance and exit cost accruals related to reorganization costs.

            THREE MONTHS ENDED OCTOBER 29, 2003 AND OCTOBER 30, 2002

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and the management of its business. The Company is now managing and reporting its North American businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Certain changes were also made to the composition of the remaining segments. These changes involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform with the current presentation. (See Note 8 to the condensed consolidated financial statements for further discussion of the Company's reportable segments).

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended October 29, 2003 decreased $8.7 million, or 0.4%, to $2.09 billion. Sales were favorably impacted by volume growth of 1.6% and exchange translation rates of 6.0%. The favorable volume impact is primarily due to strong increases in the Europe and the Asia/ Pacific segments and good performance in U.S. Foodservice. Divestitures, net of acquisitions, reduced sales 8.1% due primarily to the deconsolidation of the Zimbabwe operations in Fiscal 2003 (see below for further discussion of this deconsolidation).

     Gross profit increased $30.2 million, or 4.0%, to $781.2 million, and the gross profit margin increased to 37.4% from 35.8%. The gross profit margin increase was primarily driven by the Asia/ Pacific segment, the deconsolidation of Zimbabwe, and the Company's progress in reducing less-profitable Stock Keeping Units and improving sales mix and productivity, especially in developing markets. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of divestitures. Last year's gross profit was unfavorably impacted by reorganization costs of $1.9 million.

     SG&A increased $12.2 million, or 2.9%, to $432.2 million, and increased as a percentage of sales to 20.7% from 20.0%. These increases are primarily due to the impact of higher sales volume, higher exchange translation rates and increased pension costs. These increases were partially offset by decreased marketing expense. For the second quarter of Fiscal 2003, SG&A was unfavorably impacted by reorganization costs of $8.3 million. Operating income increased $18.0 million, or 5.4%, to $349.0 million, and operating income increased as a percentage of sales to 16.7% from 15.8%.

     Net interest expense increased $1.5 million, to $49.7 million, primarily due to the prospective classification of Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from other expense in accordance with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 150 (see below for further discussion). Other expense, net, decreased $8.9 million, to $12.9 million, primarily attributable to decreased minority interest expense as a result of the Zimbabwe deconsolidation and the SFAS No. 150 reclassification previously discussed, partially offset by currency losses in the current year. The effective tax rate for the current quarter was 33.1% compared to 35.4% last year.

     Income from continuing operations for the second quarter of Fiscal 2004 was $191.5 million compared to $168.5 million in the year-earlier quarter. Diluted earnings per share was $0.54 in the current year compared to $0.48 in the prior year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $29.8 million, or 5.4%. Sales volume decreased 0.2% as significant growth in Heinz ketchup, EZ Marinader and Classico pasta sauces was offset by declines in SmartOnes frozen entrees related to the increased popularity of low-carb dieting and the continuing effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 2.9% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals and due to the launch of the Every Day Low Price strategy on Heinz gravy and Classico pasta sauces. Unfavorable sales mix on SmartOnes frozen entrees also affected price. Divestitures reduced sales 4.4% and favorable exchange translation rates increased sales 2.0%.

     Gross profit decreased $12.1 million, or 5.2%, to $222.1 million; however, the gross profit margin increased slightly to 42.6% from 42.5%, as manufacturing cost savings offset unfavorable pricing. Operating income increased $2.8 million, or 2.3%, to $126.5 million, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze! In addition, reorganization costs unfavorably impacted last year's operating income by $4.3 million.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $29.3 million, or 8.6%. Sales volume increased sales 1.1% primarily due to increases in Heinz ketchup, Escalon processed tomato products and Dianne's frozen desserts. Higher pricing increased sales by 3.0% primarily due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 4.5%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $11.4 million, or 11.7%, to $109.1 million, and the gross profit margin increased to 29.3% from 28.5%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the quarter ending October 30, 2002. Selling & Distribution expense ("S&D") increased $4.5 million, and increased 0.6% as a percentage of sales. Operating income increased $1.7 million, or 3.1%, to $57.5 million, primarily due to the increase in gross profit, partially offset by increased SG&A expense attributable to investment in people and infrastructure.

EUROPE

     Heinz Europe's sales increased $60.5 million, or 8.5%. Higher volumes increased sales 1.5% primarily due to increases in John West and Petite Navire seafood, Heinz salad cream and convenience meals, partially offset by decreases in infant feeding and frozen food products and the impact of our previously announced program to reduce low-margin Stock Keeping Units. Favorable exchange translation rates increased sales by 9.7%. Lower pricing decreased sales 0.3%, primarily due to increased trade promotion spending related to seafood, partially offset by price increases on convenience meals and infant feeding products. Divestitures reduced sales 2.3%, primarily related to the sale of the UK frozen pizza business and the Northern European bakery business.

     Gross profit increased $28.0 million, or 10.0%, to $307.4 million, and the gross profit margin increased to 39.7% from 39.1%. These increases are primarily due to the rationalization of low-margin products and favorable exchange translation rates. Operating income increased $10.5 million, or 7.8%, to $144.7 million, primarily attributable to the favorable change in gross profit, partially offset by increased General & Administrative expense ("G&A") primarily related to increased pension expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $64.6 million, or 23.9%. Volume increased sales 6.2% primarily due to strong sales of Tegel poultry in New Zealand, ABC sauces and holiday promotions on juice concentrates in Indonesia and Heinz sauces, convenience meals and tuna in Australia. Favorable exchange translation rates increased sales by 16.4%. Higher pricing increased sales 2.0% related to ABC sauces and juice concentrates, offset by declines in Tegel poultry. Divestitures decreased sales by 0.7%.

     Gross profit increased $27.6 million, or 32.9%, to $111.3 million, and the gross profit margin increased to 33.3% from 31.0%. These increases are primarily due to strong volume growth, increased net pricing and manufacturing cost improvements in Australia and New Zealand, as well as favorable exchange translation rates. Operating income increased $16.9 million, or 62.8%, to $43.7 million, primarily due to the growth in gross profit, offset partially by increased SG&A.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $133.3 million, or 60.4%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $28.0 million, or 49.2%, to $29.0 million, and operating income decreased $22.9 million, or 73.1%, to $8.4 million. Excluding the Zimbabwe operations in the prior year, sales increased 10.8%, primarily due to strong volume increases of 5.6%, and operating income increased 16.9%.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the condensed consolidated balance sheet as of October 29, 2003. If this situation continues to deteriorate, the Company's ability to recover its investment could be impaired.

             SIX MONTHS ENDED OCTOBER 29, 2003 AND OCTOBER 30, 2002

RESULTS OF CONTINUING OPERATIONS

     Sales for the six months ended October 29, 2003 increased $47.5 million, or 1.2%, to $3.99 billion. Sales were favorably impacted by volume of 1.9% and exchange translation rates of 6.7%. The favorable volume impact is primarily due to strong increases in the North American Consumer Products, U.S. Foodservice, Asia/Pacific and Other Operating segments. Lower pricing decreased sales by 0.2%. Divestitures, net of acquisitions, reduced sales 7.2% due primarily to the deconsolidation of Zimbabwe.

     Gross profit increased $64.6 million, or 4.5%, to $1.49 billion, and the gross profit margin increased to 37.3% from 36.1%. The gross profit margin increase was primarily driven by the U.S. Foodservice and Asia/Pacific segments. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of divestitures and the write down of UK pizza crust assets held for sale. For the first six months of Fiscal 2003, gross profit was also impacted by reorganization costs of $1.9 million.

     SG&A decreased $6.6 million, or 0.8%, to $790.2 million, and as a percentage of sales was reduced to 19.8% from 20.2%. The decrease is primarily due to the gain recorded on the sale of the Northern European bakery business and decreased marketing expense as well as the impact of reorganization costs of $5.5 million and $26.7 million for the six months ended October 29, 2003 and October 30, 2002, respectively. These favorable items were offset by the impact of higher sales volume, higher exchange translation rates and increases in pension costs. Operating income increased $71.2 million, or 11.4%, to $698.1 million, and increased as a percentage of sales to 17.5% from 15.9%.

     Net interest expense increased $2.4 million, to $96.2 million, primarily due to the prospective classification of the Heinz Finance Company's second quarter of Fiscal 2004 dividend on its mandatorily redeemable preferred shares to interest expense from other expense in accordance with the adoption of SFAS No. 150 (see below for further discussion). Other expense, net, decreased $5.1 million, to $29.9 million, primarily attributable to decreased minority interest expense as a result of the Zimbabwe deconsolidation and the SFAS No. 150 reclassification previously discussed, partially offset by currency losses in the current year. The effective tax rate for current year was 33.9% compared to 35.2% last year. The current year effective tax rate was unfavorably impacted by
0.8 percentage points due to the sale of the Northern European bakery business.

     Income from continuing operations (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) for the first six months of Fiscal 2004 was

$378.3 million compared to $322.9 million in the year-earlier period. Diluted earnings per share (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) was $1.07 in the current year compared to $0.91 in the prior year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $33.1 million, or 3.3%. Sales volume increased 1.8% primarily due to Heinz ketchup, Classico pasta sauces and EZ Marinader partially offset by declines in SmartOnes frozen entrees related to the increased popularity of low-carb dieting, Ore-Ida frozen potatoes due to growth in private label, and the effects of the continuing rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 2.5% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals and due to the launch of the Every Day Low Price strategy on Heinz gravy and Classico pasta sauces. Price was also affected by unfavorable sales mix on SmartOnes frozen entrees and promotional timing related to TGI Fridays, Poppers and Bagel Bites partially offset by increases in Heinz ketchup due to trade promotion efficiencies in the current year. Divestitures reduced sales 4.6% and favorable exchange translation rates increased sales 1.9%.

     Gross profit decreased $13.9 million, or 3.2%, to $418.9 million; however, the gross profit margin increased slightly to 43.1% from 43.0%, as manufacturing cost savings offset unfavorable pricing. Operating income increased $7.5 million, or 3.3%, to $232.7 million, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze! In addition, reorganization costs unfavorably impacted operating income by $1.5 million and $9.0 million for the six months ending October 29, 2003 and October 30, 2002, respectively.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $52.8 million, or 8.1%. Sales volume increased sales 2.9% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments. Higher pricing increased sales by 2.6% primarily due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 2.5%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $20.6 million, or 11.3%, to $203.7 million, and the gross profit margin increased to 29.0% from 28.2%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the six months ending October 30, 2002. S&D increased $6.5 million, and increased 0.3% as a percentage of sales. Operating income increased $10.0 million, or 10.3%, to $106.7 million, primarily due to the growth in gross profit partially offset by increased SG&A expenses. In addition, reorganization costs unfavorably impacted operating income by $2.5 million and $3.2 million for the six months ending October 29, 2003 and October 30, 2002, respectively.

EUROPE

     Heinz Europe's sales increased $122.2 million, or 8.8%. Favorable exchange translation rates increased sales by 11.4%. Volumes remained constant as increases in John West and Petite Navire seafood and Heinz salad cream were offset by decreases in infant feeding and frozen food products and the impact of our previously announced program to reduce low-margin Stock Keeping Units. Lower pricing decreased sales 0.6%, primarily due to increased trade promotion spending related to seafood, partially offset by recent price increases on convenience meals and infant feeding products. This pricing pressure is likely to continue going forward as the Netherland's largest retailer rolled back prices in excess of 8% in the second quarter. Divestitures reduced sales 1.9%, primarily related to the sale of the UK frozen pizza business and the Northern European bakery business.

     Gross profit increased $44.7 million, or 8.1%, to $595.4 million; however, the gross profit margin decreased to 39.4% from 39.7%. The increase in gross profit is primarily due to improvements in the seafood business and favorable exchange translation rates, partially offset by the impact of divestitures and the write down of the UK pizza assets. The gross profit margin decline is primarily due to unfavorable manufacturing costs in Northern Europe and unfavorable sales mix. Operating income increased $42.0 million, or 15.3%, to $316.0 million, primarily attributable to the favorable change in gross profit and the gain on the sale of the Northern Europe bakery business partially offset by increased G&A expense primarily related to increased pension expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $117.4 million, or 23.1%. Volume increased sales 5.8% primarily due to strong sales of Tegel poultry in New Zealand, ABC sauces and holiday promotions on juice concentrates in Indonesia and tuna in Australia. Favorable exchange translation rates increased sales by 16.0%. Higher pricing increased sales 1.4% related to recent price increases on ABC sauces and juice concentrates, partially offset by declines in Tegel poultry.

     Gross profit increased $51.5 million, or 33.3%, to $205.9 million, and the gross profit margin increased to 32.9% from 30.4%. These increases are primarily due to favorable exchange translation rates, strong net pricing and manufacturing cost improvements in Australia and New Zealand. Operating income increased $32.2 million, or 70.3%, to $78.0 million, primarily due to the growth in gross profit, partially offset by increased SG&A.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $211.8 million, or 54.7%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $42.3 million, or 41.4%, to $59.9 million, and operating income decreased $33.1 million, or 62.8%, to $19.6 million. Excluding the Zimbabwe operations in the prior year, sales increased 12.2%, primarily due to strong volume increases of 6.3%, and operating income increased 29.6%.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities increased by more than 18% to $493.3 million compared to $416.9 million last year. The increase in Fiscal 2004 versus Fiscal 2003 is primarily due to improved working capital performance as a result of the 11 days improvement in the Company's cash conversion cycle versus the year ago period.

     Cash used for investing activities totaled $90.0 million compared to $63.1 million last year. Acquisitions, net of divestitures, used $9.0 million in net cash in the first six months of Fiscal 2004 compared to $13.5 million in the prior year, in line with the Company's strategy of improving its business mix through acquisitions and divestitures. Capital expenditures totaled $74.8 million compared to $63.5 million last year.

     Cash used for financing activities totaled $402.7 million compared to $421.7 million last year. The Company paid down $70.2 million in long-term debt during the current period, compared to $9.9 million last year. Payments on commercial paper and short-term borrowings were $130.1 million this year, compared to $145.8 million last year. Cash used for purchases of treasury stock, net of proceeds from option exercises, was $23.7 million this year. There were no treasury stock purchases in the prior year, and proceeds from option exercises provided $5.5 million in the prior year. Dividend payments totaled $190.0 million, compared to $284.4 million for the same period last year, reflecting a reduction in the dividend rate in the fourth quarter of Fiscal 2003 as a result of the spin off of SKF Foods.

     The Company continued its debt reduction efforts in the first six months of Fiscal 2004 by retiring approximately $200 million of debt, offset partially by a $60 million increase in debt as a result of changes in foreign exchange rates. At October 29, 2003, the Company's net debt (total debt net of the value of interest rate swaps of $176.3 million, less cash and cash equivalents) was $3.97 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), net debt would have been $3.65 billion, down approximately $1.33 billion compared to the year earlier quarter. Additional net debt reductions are anticipated in Fiscal 2004.

     In September 2003, the Company, Heinz Finance Company and a group of domestic and international banks renewed a 364-day credit agreement at $600 million. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support the Company's commercial paper programs. As of October 29, 2003, there was no commercial paper outstanding.

     In the first six months of Fiscal 2004, the cash used for reorganization costs were approximately $42.5 million.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. The Company's financial position continues to remain very strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for the Company in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense for the second quarter ending October 29, 2003, with no resulting effect on the Company's profitability.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003. The Company is currently evaluating its policy for recognizing expense related to stock options.

     Effective May 2, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the six month period ended October 30, 2002, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million and Other Operating Entities $20.5 million.

SUBSEQUENT EVENTS

     On November 7, 2003, subsidiaries of an Israeli joint venture company 51% indirectly owned by the Company (collectively, "Remedia") issued a recall of a soy-based kosher infant formula product sold under the Remedia brand and produced by Humana Milchunion GmbH ("Humana"), a third-party leading global German baby food and formula manufacturer. Remedia and the Israeli health authorities instituted the recall upon learning that the consumption of the soy-based formula might be related to certain cases of infant illness, and possibly three infant deaths, in Israel. Subsequently, Israeli authorities initiated criminal and civil investigations. On November 10, 2003, Humana, the third-party manufacturer, publicly released the results of its just completed studies which stated that there were low levels of vitamin B1 in their formula, despite product specifications to the contrary. Humana also admitted that human error caused this problem, and has terminated several of its quality personnel. Civil lawsuits have been filed in Israel against Humana, Remedia, its directors and certain officers, and the Israeli Ministry of Health, in connection with this matter. The Remedia formula at issue is not sold or marketed by the joint venture company anywhere else in the world besides Israel. At this point, the Company does not believe that this matter will have a material financial impact; however, the matter is still developing at this time and facts are still being determined.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, production, energy and raw material costs, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, including the Remedia related claims in Israel and rights against its third party supplier, international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments, the possibility of increased pension expense and contributions, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 30, 2003, and the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the six months ended October 29, 2003. For additional information, refer to pages 21-23 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania, on September 12, 2003. The following individuals were elected as directors for a one-year term expiring on September 8, 2004:

      Director                                                    Shares For     Shares Withheld
      --------                                                    -----------    ---------------
      W.R. Johnson..............................................  280,879,632      16,448,107
      C.E. Bunch................................................  282,688,483      14,639,256
      M.C. Choksi...............................................  279,700,041      17,627,698
      L.S. Coleman, Jr..........................................  279,206,581      18,121,158
      P.H. Coors................................................  282,698,737      14,629,002
      E.E. Holiday..............................................  279,313,483      18,014,256
      C. Kendle.................................................  282,710,556      14,617,183
      D.R. O'Hare...............................................  279,704,097      17,623,642
      L.C. Swann................................................  279,530,305      17,797,434
      T.J. Usher................................................  282,715,617      14,612,122
      J.M. Zimmerman............................................  282,774,236      14,553,503

     Shareholders also acted upon the following proposal at the Annual Meeting:

     Elected PricewaterhouseCoopers, LLP the Company's independent accountants for the fiscal year ending April 28, 2004. Votes totaled 283,918,859 for; 10,597,659 against, and 2,811,220 abstentions.

ITEM 5.  OTHER INFORMATION

     Nothing to report under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

        32(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*

     (b) Reports on Form 8-K

         During the last fiscal quarter of the period covered by this Report, the Company filed a Current Report on Form 8-K dated September 3, 2003, relating to its press release regarding its first quarter net income. The Item 12 and the Exhibit attached to that Form 8-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference to such filing.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: November 25, 2003
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 25, 2003
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

                                                    Edward J. McMenamin
                                                 Vice President -- Finance
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

                             DESCRIPTION OF EXHIBIT

     Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are furnished herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

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