Form 10-Q
period 2004-01-28
HEINZ H J CO
filed 2004-02-25
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 28, 2004         COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of February 20, 2004 was 352,096,898 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Third Quarter Ended
                                                             ------------------------------------
                                                             January 28, 2004    January 29, 2003
                                                                 FY 2004             FY 2003
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $2,097,181          $2,105,003
Cost of products sold......................................      1,317,934           1,342,958
                                                                ----------          ----------
Gross profit...............................................        779,247             762,045
Selling, general and administrative expenses...............        423,880             440,405
                                                                ----------          ----------
Operating income...........................................        355,367             321,640
Interest income............................................          5,588               9,149
Interest expense...........................................         53,725              58,870
Other expense, net.........................................          5,095              66,470
                                                                ----------          ----------
Income from continuing operations before income taxes......        302,135             205,449
Provision for income taxes.................................         99,898              75,600
                                                                ----------          ----------
Income from continuing operations..........................        202,237             129,849
Income from discontinued operations, net of tax............             --              21,770
                                                                ----------          ----------
Net income.................................................     $  202,237          $  151,619
                                                                ==========          ==========
Income per common share
  Diluted
     Continuing operations.................................     $     0.57          $     0.37
     Discontinued operations...............................             --                0.06
                                                                ----------          ----------
       Net income..........................................     $     0.57          $     0.43
                                                                ==========          ==========
  Average common shares outstanding--diluted...............        354,254             353,973
                                                                ==========          ==========
  Basic
     Continuing operations.................................     $     0.58          $     0.37
     Discontinued operations...............................             --                0.06
                                                                ----------          ----------
       Net income..........................................     $     0.58          $     0.43
                                                                ==========          ==========
  Average common shares outstanding--basic.................        351,725             351,198
                                                                ==========          ==========
Cash dividends per share...................................     $     0.27          $   0.4050
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             ------------------------------------
                                                             January 28, 2004    January 29, 2003
                                                                 FY 2004             FY 2003
                                                             ----------------    ----------------
                                                                         (Unaudited)
                                                                    (In Thousands, Except
                                                                      per Share Amounts)

Sales......................................................     $6,083,166          $6,043,487
Cost of products sold......................................      3,815,625           3,857,784
                                                                ----------          ----------
Gross profit...............................................      2,267,541           2,185,703
Selling, general and administrative expenses...............      1,214,063           1,237,142
                                                                ----------          ----------
Operating income...........................................      1,053,478             948,561
Interest income............................................         15,901              21,764
Interest expense...........................................        160,254             165,325
Other expense, net.........................................         35,019             101,452
                                                                ----------          ----------
Income from continuing operations before income taxes and
  cumulative effect of change in accounting principle......        874,106             703,548
Provision for income taxes.................................        293,557             250,790
                                                                ----------          ----------
Income from continuing operations before cumulative effect
  of change in accounting principle........................        580,549             452,758
Income from discontinued operations, net of tax............         27,200              88,738
                                                                ----------          ----------
Income before cumulative effect of change in accounting
  principle................................................        607,749             541,496
Cumulative effect of change in accounting principle........             --             (77,812)
                                                                ----------          ----------
Net income.................................................     $  607,749          $  463,684
                                                                ==========          ==========
Income per common share
  Diluted
     Continuing operations.................................     $     1.64          $     1.28
     Discontinued operations...............................           0.08                0.25
     Cumulative effect of change in accounting principle...             --               (0.22)
                                                                ----------          ----------
       Net income..........................................     $     1.72          $     1.31
                                                                ==========          ==========
  Average common shares outstanding--diluted...............        354,254             353,973
                                                                ==========          ==========
  Basic
     Continuing operations.................................     $     1.65          $     1.29
     Discontinued operations...............................           0.08                0.25
     Cumulative effect of change in accounting principle...             --               (0.22)
                                                                ----------          ----------
       Net income..........................................     $     1.73          $     1.32
                                                                ==========          ==========
  Average common shares outstanding--basic.................        351,725             351,198
                                                                ==========          ==========
Cash dividends per share...................................     $     0.81          $   1.2150
                                                                ==========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             January 28, 2004    April 30, 2003*
                                                                 FY 2004             FY 2003
                                                             ----------------    ----------------
                                                               (Unaudited)
                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents..................................     $1,016,166          $  801,732
Receivables, net...........................................      1,029,442           1,165,460
Inventories................................................      1,309,837           1,152,953
Prepaid expenses and other current assets..................        253,583             164,175
                                                                ----------          ----------
     Total current assets..................................      3,609,028           3,284,320
                                                                ----------          ----------

Property, plant and equipment..............................      3,752,154           3,412,853
Less accumulated depreciation..............................      1,692,021           1,454,987
                                                                ----------          ----------
     Total property, plant and equipment, net..............      2,060,133           1,957,866
                                                                ----------          ----------

Goodwill...................................................      2,015,311           1,849,389
Trademarks, net............................................        656,373             610,063
Other intangibles, net.....................................        130,018             134,897
Other non-current assets...................................      1,439,114           1,388,216
                                                                ----------          ----------
     Total other non-current assets........................      4,240,816           3,982,565
                                                                ----------          ----------

     Total assets..........................................     $9,909,977          $9,224,751
                                                                ==========          ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             January 28, 2004    April 30, 2003*
                                                                 FY 2004             FY 2003
                                                             ----------------    ----------------
                                                               (Unaudited)
                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt............................................     $   11,358          $  146,838
Portion of long-term debt due within one year..............        379,086               7,948
Accounts payable...........................................        920,077             938,168
Salaries and wages.........................................         46,270              43,439
Accrued marketing..........................................        207,461             201,945
Other accrued liabilities..................................        354,655             387,130
Income taxes...............................................        421,827             200,666
                                                                ----------          ----------
     Total current liabilities.............................      2,340,734           1,926,134
                                                                ----------          ----------

Long-term debt.............................................      4,717,385           4,776,143
Deferred income taxes......................................        170,901             183,998
Non-pension postretirement benefits........................        193,054             192,663
Other liabilities and minority interest....................        690,225             946,656
                                                                ----------          ----------
     Total long-term liabilities...........................      5,771,565           6,099,460

Shareholders' Equity:
Capital stock..............................................        107,868             107,880
Additional capital.........................................        390,709             376,542
Retained earnings..........................................      4,755,412           4,432,571
                                                                ----------          ----------
                                                                 5,253,989           4,916,993

Less:
  Treasury stock at cost (79,644,446 shares at January 28,
     2004 and 79,647,881 shares at April 30, 2003).........      2,919,419           2,879,506
  Unearned compensation....................................         37,396              21,195
  Accumulated other comprehensive loss.....................        499,496             817,135
                                                                ----------          ----------
     Total shareholders' equity............................      1,797,678           1,199,157
                                                                ----------          ----------
     Total liabilities and shareholders' equity............     $9,909,977          $9,224,751
                                                                ==========          ==========

*Summarized from audited fiscal year 2003 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              ------------------------------------
                                                              January 28, 2004    January 29, 2003
                                                                  FY 2004             FY 2003
                                                              ----------------    ----------------
                                                                          (Unaudited)
                                                                     (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income................................................     $  607,749         $   463,684
  Income from discontinued operations.......................        (27,200)            (88,738)
                                                                 ----------         -----------
  Income from continuing operations.........................        580,549             374,946
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................        153,944             147,828
    Amortization............................................         15,836               9,972
    Deferred tax provision..................................         48,427              37,758
    Gain on divestiture.....................................        (26,338)                 --
    Cumulative effect of change in accounting principle.....             --              77,812
    Provision for transaction costs and restructuring.......             --              61,050
    Other items, net........................................         25,106             (51,784)
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................        168,842             158,922
      Inventories...........................................        (45,758)            (75,500)
      Prepaid expenses and other current assets.............        (50,175)            (89,403)
      Accounts payable......................................       (125,864)            (74,289)
      Accrued liabilities...................................        (68,863)            (95,943)
      Income taxes..........................................        141,347              79,816
                                                                 ----------         -----------
         Cash provided by operating activities..............        817,053             561,185
                                                                 ----------         -----------
Cash Flows from Investing Activities:
    Capital expenditures....................................       (119,817)            (92,249)
    Acquisitions, net of cash acquired......................        (75,368)            (13,554)
    Proceeds from spin-off..................................             --           1,063,557
    Proceeds from divestitures..............................         60,467              54,981
    Other items, net........................................         14,775             (15,863)
                                                                 ----------         -----------
         Cash used for investing activities.................       (119,943)            996,872
                                                                 ----------         -----------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................        (73,988)           (487,980)
    Payments on commercial paper and short-term debt, net...       (143,288)           (177,333)
    Dividends...............................................       (284,908)           (430,991)
    Purchases of treasury stock.............................       (122,730)                 --
    Exercise of stock options...............................         66,762               6,523
    Other items, net........................................         12,467              14,215
                                                                 ----------         -----------
         Cash used for financing activities.................       (545,685)         (1,075,566)
                                                                 ----------         -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         63,009              36,995

Effect of discontinued operations...........................             --             102,228
                                                                 ----------         -----------
Net increase in cash and cash equivalents...................        214,434             621,714
Cash and cash equivalents at beginning of year..............        801,732             202,403
                                                                 ----------         -----------
Cash and cash equivalents at end of period..................     $1,016,166         $   824,117
                                                                 ==========         ===========
Supplemental cash flow information:
  Noncash activities:
    Net assets spun-off.....................................     $       --         $ 1,644,195
                                                                 ==========         ===========

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

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, the Company transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte.

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the nine months ended January 28, 2004 reflects the favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $257.4 million and $1,091.3 million and net income of $21.8 million (net of $5.5 million in tax) and $88.7 million (net of $35.4 million in tax) for the third quarter and nine months ended January 29, 2003, respectively.

(3)  SPECIAL ITEMS

     DIVESTITURES
     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which will be used to offset reorganization and other costs during Fiscal 2004. Pro forma results of the Company, assuming the divestiture had been made at the beginning of each period presented, would not be materially different from the results reported.

     In the third quarter of Fiscal 2003, the Company was impacted by a loss on the disposal of a North American fish and vegetable business of $9.4 million pretax ($10.1 million after tax), which was recorded in Selling, General and Administrative expenses ("SG&A").

     REORGANIZATION COSTS
     The Company recognized $5.5 million pretax ($3.4 million after tax) for the nine months ended January 28, 2004, all of which was recorded in the first quarter of Fiscal 2004. These costs were recorded as a component of SG&A, and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North

     American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold. For the third quarter of Fiscal 2003, the Company recognized reorganization costs totaling $72.1 million pretax ($51.5 million after tax), of which $1.6 million was recorded in cost of products sold, $30.9 million in SG&A and $39.6 million in other expenses, net. For the first nine months of Fiscal 2003, the Company recognized $100.7 million pretax ($70.1 million after tax), of which $3.5 million was recorded in cost of products sold, $57.6 million in SG&A and $39.6 million in other expenses, net. These Fiscal 2003 reorganization costs include employee termination and severance costs, legal and other professional service costs and costs related to the early retirement of debt.

     During the first nine months of Fiscal 2004, the Company utilized $46.1 million of severance and exit cost accruals related to reorganization costs. Amounts included in accrued expenses related to these initiatives totaled $5.6 million and $46.2 million at January 28, 2004 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                     January 28, 2004    April 30, 2003
                                                     ----------------    --------------
                                                           (Thousands of Dollars)
Finished goods and work-in-process.................     $  975,423         $  902,186
Packaging material and ingredients.................        334,414            250,767
                                                        ----------         ----------
                                                        $1,309,837         $1,152,953
                                                        ==========         ==========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the nine-month period ended January 29, 2003, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million, and Other Operating Entities $20.5 million. The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized for the nine months ended January 28, 2004.

     Changes in the carrying amount of goodwill for the nine months ended January 28, 2004, by reportable segment, are as follows (see footnote 9 for information on changes to reportable segments):

                                            North
                                           American                                         Other
                                           Consumer      U.S.                   Asia/     Operating
     (Thousands of Dollars)                Products   Foodservice    Europe    Pacific    Entities      Total
     ----------------------                --------   -----------   --------   --------   ---------   ----------
     Balance at April 30, 2003...........  $891,608    $164,542     $637,371   $143,201    $12,667    $1,849,389
     Acquisition.........................       --       46,051        2,930      5,000      4,728        58,709
     Purchase accounting
       reclassifications.................    4,327          540       (3,585)        --         --         1,282
     Disposal............................       --           --      (11,469)        --         --       (11,469)
     Translation adjustments.............    4,068           --       82,583     27,494        692       114,837
     Other...............................    2,563           --           --         --         --         2,563
                                           --------    --------     --------   --------    -------    ----------
     Balance at January 28, 2004.........  $902,566    $211,133     $707,830   $175,695    $18,087    $2,015,311
                                           ========    ========     ========   ========    =======    ==========

     Trademarks and other intangible assets at January 28, 2004 and April 30, 2003, subject to amortization expense, are as follows:

                                         January 28, 2004                     April 30, 2003
                                  -------------------------------     -------------------------------
                                               Accum                               Accum
(Thousands of Dollars)             Gross       Amort       Net         Gross       Amort       Net
----------------------            --------   ---------   --------     --------   ---------   --------
Trademarks......................  $190,844   $ (49,560)  $141,284     $191,832   $ (55,691)  $136,141
Licenses........................   208,186    (117,032)    91,154      208,186    (112,617)    95,569
Other...........................   100,619     (61,755)    38,864       96,938     (57,610)    39,328
                                  --------   ---------   --------     --------   ---------   --------
                                  $499,649   $(228,347)  $271,302     $496,956   $(225,918)  $271,038
                                  ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $11.6 million and $10.0 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 28, 2004, amortization expense for each of the next five years is estimated to be approximately $16.0 million.

     Intangible assets not subject to amortization at January 28, 2004 and April 30, 2003 were $515.1 million and $473.9 million, respectively, and consisted solely of trademarks.

(6)   INCOME TAXES

     The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

     During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations and as a result incurred a foreign income tax liability of $117.8 million, payable in Fiscal 2005. Because the Company increased the tax basis in amortizable assets, cash flow is expected to be positive in each of the nine years following Fiscal 2005.

(7)   STOCK-BASED EMPLOYEE COMPENSATION PLANS

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

                                                 Third Quarter Ended                      Nine Months Ended
                                        -------------------------------------   -------------------------------------
                                        January 28, 2004    January 29, 2003    January 28, 2004    January 29, 2003
                                        -----------------   -----------------   -----------------   -----------------
                                                      (Thousands of Dollars, Except Per Share Amounts)
         Income from continuing
           operations before cumulative
           effect of change in
           accounting principle:
             As reported...............     $202,237            $129,849            $580,549            $452,758
             Fair value-based expense,
               net of tax..............        7,834               6,496              20,830              19,874
                                            --------            --------            --------            --------
             Pro forma.................     $194,403            $123,353            $559,719            $432,884
                                            ========            ========            ========            ========
         Income per common share from
           continuing operations before
           cumulative effect of change
           in accounting principle:
             Diluted
               As reported.............     $   0.57            $   0.37            $   1.64            $   1.28
               Pro forma...............     $   0.55            $   0.35            $   1.58            $   1.22
             Basic
               As reported.............     $   0.58            $   0.37            $   1.65            $   1.29
               Pro forma...............     $   0.55            $   0.35            $   1.59            $   1.23

     The weighted-average fair value of options granted was $5.91 and $6.89 per share in the nine months ended January 28, 2004 and January 29, 2003, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                         Nine Months Ended
                                                                ------------------------------------
                                                                January 28, 2004    January 29, 2003
                                                                ----------------    ----------------
        Dividend yield........................................         3.26%               4.26%
        Volatility............................................        20.20%              25.20%
        Risk-free interest rate...............................         3.71%               3.98%
        Expected term (years).................................         6.50                6.50

     During the first nine months of Fiscal 2004, the Company granted 907,531 restricted stock units to employees. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity.

(8)   RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The annual disclosures will be required for the Company's Form 10-K for its fiscal year ended April 28, 2004, and the quarterly disclosures will be required beginning in the quarter ended July 28, 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act's provisions is pending. Once issued, this guidance could require the Company to change previously reported financial information.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 become effective for the Company in its fourth quarter ended April 28, 2004. The Company is currently evaluating the impact the revised accounting standard will have on the consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ending October 29, 2003, with no resulting effect on the Company's profitability.

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

(9)   SEGMENTS

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

        Asia/Pacific--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore and Thailand. This segment's operations include products in all of the Company's core categories.

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

     The following table presents information about the Company's reportable segments:

                                       Third Quarter Ended                    Nine Months Ended
                               -----------------------------------   -----------------------------------
                               January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
                                   FY 2004            FY 2003            FY 2004            FY 2003
                               ----------------   ----------------   ----------------   ----------------
                                                        (Thousands of Dollars)
Net external sales:
  North American Consumer
    Products.................     $  521,753         $  535,792         $1,494,413         $1,541,581
  U.S. Foodservice...........        353,884            321,091          1,056,993            971,407
  Europe.....................        827,451            769,114          2,337,255          2,156,687
  Asia/Pacific...............        301,885            274,288            926,661            781,680
  Other Operating Entities...         92,208            204,718            267,844            592,132
                                  ----------         ----------         ----------         ----------
  Consolidated Totals........     $2,097,181         $2,105,003         $6,083,166         $6,043,487
                                  ==========         ==========         ==========         ==========
Intersegment revenues:
  North American Consumer
    Products.................     $   13,449         $   14,548         $   42,429         $   42,349
  U.S. Foodservice...........          3,747              5,153             10,378             12,099
  Europe.....................          2,729              4,554             10,352             11,955
  Asia/Pacific...............            581                780              2,158              2,508
  Other Operating Entities...            609                657              1,727              1,702
  Non-Operating (a)..........        (21,115)           (25,692)           (67,044)           (70,613)
                                  ----------         ----------         ----------         ----------
  Consolidated Totals........     $       --         $       --         $       --         $       --
                                  ==========         ==========         ==========         ==========
Operating income (loss):
  North American Consumer
    Products.................     $  126,534         $  103,807         $  359,265         $  329,085
  U.S. Foodservice...........         54,658             51,536            161,308            148,225
  Europe.....................        163,147            141,297            479,130            415,289
  Asia/Pacific...............         34,026             29,313            112,029             75,113
  Other Operating Entities...          2,554             40,785             22,184             93,500
  Non-Operating (a)..........        (25,552)           (45,098)           (80,438)          (112,651)
                                  ----------         ----------         ----------         ----------
  Consolidated Totals........     $  355,367         $  321,640         $1,053,478         $  948,561
                                  ==========         ==========         ==========         ==========
Operating income (loss)
  excluding special items
  (b):
  North American Consumer
    Products.................     $  126,534         $  123,320         $  360,761         $  357,618
  U.S. Foodservice...........         54,658             51,536            163,808            151,453
  Europe.....................        163,147            141,297            454,331            415,289
  Asia/Pacific...............         34,026             29,313            112,029             75,113
  Other Operating Entities...          2,554             40,785             22,184             93,500
  Non-Operating (a)..........        (25,552)           (22,698)           (78,980)           (73,950)
                                  ----------         ----------         ----------         ----------
  Consolidated Totals........     $  355,367         $  363,553         $1,034,133         $1,019,023
                                  ==========         ==========         ==========         ==========

---------------

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) Third Quarter ended January 29, 2003 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining businesses as follows: North American Consumer Products $19.5 million and Non-Operating $22.4 million.

    Nine Months ended January 28, 2004 - Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

    Nine Months ended January 29, 2003 - Excludes Del Monte transaction related costs and cost to reduce overhead of the remaining businesses as follows:
    North American Consumer Products $28.5 million, U.S. Foodservice $3.2 million, and Non-Operating $38.7 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                Third Quarter Ended                    Nine Months Ended
                                        -----------------------------------   -----------------------------------
                                        January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
                                            FY 2004            FY 2003            FY 2004            FY 2003
                                        ----------------   ----------------   ----------------   ----------------
                                                                 (Thousands of Dollars)
   Ketchup, Condiments and Sauces.....     $  735,347         $  667,635         $2,229,197         $1,998,956
   Frozen Foods.......................        526,150            506,938          1,402,629          1,469,338
   Convenience Meals..................        464,000            452,371          1,349,012          1,235,219
   Infant Foods.......................        222,652            199,759            629,769            577,846
   Other..............................        149,032            278,300            472,559            762,128
                                           ----------         ----------         ----------         ----------
       Total..........................     $2,097,181         $2,105,003         $6,083,166         $6,043,487
                                           ==========         ==========         ==========         ==========

     The above amounts include the impact of acquisitions, divestitures (primarily affecting the Other and Frozen Foods categories) and foreign exchange.

(10) NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                                 Third Quarter Ended                    Nine Months Ended
                                         -----------------------------------   -----------------------------------
                                         January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
                                             FY 2004            FY 2003            FY 2004            FY 2003
                                         ----------------   ----------------   ----------------   ----------------
                                                                      (In Thousands)
   Income from continuing operations
     before cumulative effect of change
     in accounting principle...........      $202,237           $129,849           $580,549           $452,758
   Preferred dividends.................             4                  5                 12                 14
                                             --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock before
     cumulative effect of change in
     accounting principle..............       202,233            129,844            580,537            452,744
   Cumulative effect of change in
     accounting principle..............            --                 --                 --            (77,812)
                                             --------           --------           --------           --------
   Income from continuing operations
     applicable to common stock........      $202,233           $129,844           $580,537           $374,932
                                             ========           ========           ========           ========
     Average common shares
       outstanding--basic..............       351,725            351,198            351,725            351,198
     Effect of dilutive securities:
       Convertible preferred stock.....           146                147                146                147
       Stock options and restricted
         stock.........................         2,383              2,628              2,383              2,628
                                             --------           --------           --------           --------
     Average common shares
       outstanding--diluted............       354,254            353,973            354,254            353,973
                                             ========           ========           ========           ========

(11) COMPREHENSIVE INCOME

                                                 Third Quarter Ended                    Nine Months Ended
                                         -----------------------------------   -----------------------------------
                                         January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
                                             FY 2004            FY 2003            FY 2004            FY 2003
                                         ----------------   ----------------   ----------------   ----------------
                                                                  (Thousands of Dollars)
   Net income..........................      $202,237           $151,619           $607,749           $463,684
   Other comprehensive income:
       Foreign currency translation
         adjustment....................       207,546            252,135            383,956            376,057
       Minimum pension liability
         adjustment....................       (28,613)              (799)           (53,632)              (443)
       Net deferred gains/(losses) on
         derivatives from periodic
         revaluations..................        (8,321)            15,341             (6,285)            26,932
       Net deferred (gains)/losses on
         derivatives reclassified to
         earnings......................           936            (10,777)            (6,400)           (23,988)
                                             --------           --------           --------           --------
   Comprehensive income................      $373,785           $407,519           $925,388           $842,242
                                             ========           ========           ========           ========

(12) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative and non-derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

     FOREIGN CURRENCY HEDGING: The Company uses forward contracts and option contracts designed to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $25.4 million (net of income taxes of $14.9 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the nine months ended January 28, 2004.

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

     INTEREST RATE HEDGING: The Company uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. At January 28, 2004, the Company had interest rate swaps with a total notional amount of $2.77 billion that satisfied the criteria for hedge accounting and interest rate swaps with a total notional amount of $907.6 million that were not eligible for hedge accounting but effectively mitigate interest rate exposure. The net unrealized gains related to interest rate swaps that satisfy the criteria for hedge accounting were $206.6 million and $294.8 million at January 28, 2004 and April 30, 2003, respectively. The net unrealized gains related to the other interest rate swaps were $2.3 million and $2.1 million at January 28, 2004 and April 30, 2003, respectively.

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the nine months ended January 28, 2004 and was a net loss of $0.5 million for the nine months ended January 29, 2003.

     DEFERRED HEDGING GAINS AND LOSSES: As of January 28, 2004, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $6.9 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the nine months ended January 28, 2004 and resulted in a net loss of $0.6 million for the nine months ended January 29, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     We manufacture and market an extensive line of processed food products throughout the world. Our principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products. Our products are sold under highly competitive conditions, with many large and small competitors. We regard our principle competition to be other manufacturers of processed foods, including branded, retail products, foodservice products and private label products that compete with us for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

     The following is a summary of the business measures for the third quarter and nine months ended January 28, 2004 utilized by Senior Management and the Board of Directors to gauge our business operating performance:

                     KEY PERFORMANCE MEASURES (IN MILLIONS)

                                                       Q3          Change        9 months       Change
                                                 ---------------   Better/    ---------------   Better/
Continuing Operations                             FY04     FY03    (Worse)     FY04     FY03    (Worse)
---------------------                            ------   ------   -------    ------   ------   -------
Net Sales......................................  $2,097   $2,105     (0.4)%   $6,083   $6,043     0.7%
Gross Profit Margin............................    37.2%    36.2%     1.0pp     37.3%    36.2%    1.1pp
Organic Gross Profit Margin (1)................    37.2%    36.3%     0.9pp     37.3%    36.2%    1.1pp
Marketing (% of Net Sales).....................     3.4%     3.2%     0.2pp      3.5%     3.6%   (0.1)pp
Operating Income...............................  $  355   $  322    $  33     $1,053   $  949    $105
Organic Operating Income (2)...................  $  355   $  364     (2.3)%   $1,034   $1,019     1.5%
Capital Expenditures (% of Net Sales)..........     2.1%     1.4%    (0.8)pp     2.0%     1.5%   (0.4)pp
Cash Conversion Cycle..........................      71       77        7days     70       79      10days
Cash provided by operations less capital
  expenditures (3).............................  $  279   $  116    $ 163     $  697   $  469    $228
Total Company
-----------------------------------------------
Net Debt -- Excl. Preferred Stock (4)..........                               $3,560   $4,040    $479
          -- Incl. Preferred Stock (4).........                               $3,885   $4,040    $154
Organic Pre-Tax ROIC (5).......................                                 23.8%    22.2%    1.7%
(Totals may not add due to rounding)

---------------

(1) Organic gross profit for the nine months ended January 28, 2004 excludes costs to reduce overhead of the remaining businesses of $4.0 million. Organic gross profit for the third quarter and nine months ended January 29, 2003 excludes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $1.6 million and $3.5 million, respectively. See "Special Items" section below for further discussion regarding the Del Monte transaction and these reorganization costs.

(2) Organic operating income for the nine months ended January 28, 2004 excludes the gain on the disposal of the bakery business in Northern Europe of $28.8 million and costs to reduce overhead of the remaining businesses of $9.5 million. Organic operating income for the third quarter and nine months ended January 29, 2003 excludes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $32.5 million and $61.1 million, respectively, and loss on the exit of non-strategic businesses of $9.4 million.

(3) Also referred to as "Operating Free Cash Flow".

(4) Net debt is defined as total debt, less cash and cash equivalents and the value of interest rate swaps of $206.6 and $227.3 million for the periods ended January 28, 2004 and January 29, 2003, respectively. Also, in order to provide more meaningful comparisons in prior periods, the current period calculation of net debt is shown excluding the effects of the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150.

(5) The Organic ROIC calculation is based on 4-point average balance sheet information that uses average net debt defined above as opposed to average gross debt and uses organic net profit before tax.

     The third quarter results were in-line with our expectations as:

     - Overall, net sales were stable at $2.1 billion, as favorable foreign exchange offset the impact of divestitures and the deconsolidation of Zimbabwe. This result also reflects our strategic decision to improve the consumer price-value relationship on a number of key products through increased trade spending and point-of-purchase merchandising to achieve more competitive consumer price points.

     - Excluding divestitures and the Zimbabwe deconsolidation, net of acquisitions, net sales increased 6.8%.

     - Organic gross profit margin increased by 90 basis points, to 37.2%, led by our European segment, reflecting solid supply chain performance and the reduction of low-margin Stock Keeping Units.

     - Consumer marketing was up slightly for the quarter. Additionally, we have redirected our marketing spending against improving consumer price points, value and point-of-purchase merchandising.

     - Organic operating income decreased by a little more than 2%, but net profit before tax increased by 5.3%. This reflects savings on minority interest costs related to the deconsolidated Zimbabwe joint venture and reduced interest costs.

     - Capital Expenditures remained in the forecast range of 2 - 2.5% of net sales and the Cash Conversion Cycle continued to show strong improvement, dropping by 7 days to 71 days.

     - Operating Free Cash Flow was very strong for the quarter, more than double that of the prior year at $279 million. This was largely driven by a successful focus on working capital reductions across the Company.

     - Net Debt on a comparable basis was $479 million better than last year, or $154 million better when you include preferred stock as SFAS 150 now requires.

     Highlights from our performance for the first nine months of the year include:

     - Net Sales are up 0.7%, driven by an increase in volume/mix of 1.0%. Net price is down slightly, and foreign exchange gains of 7.1% have offset virtually all of the decrease related to net divestitures and deconsolidation.

     - Organic gross profit margin of 37.3% is up 110 basis points, driven by improvements in Asia/ Pacific, Europe and the Other Operating segment. This increase was achieved despite solid growth in the U.S. Foodservice business which has a lower gross margin than the Company average.

     - Consumer marketing is down slightly, again due to the refocusing of resources to sharpen retail price points.

     - Organic operating income is up 1.5% versus last year primarily due to gross margin improvements.

     - Capital spending is within our forecasted range and we have driven 10 days out of the cash conversion cycle. As a result, operating free cash flow is up 49%.

     - Our year-to-date organic pre-tax ROIC is up 170 basis points at 23.8%.

SPECIAL ITEMS

  DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S.

retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte.

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the nine months ended January 28, 2004 relates to a favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $257.4 million and $1,091.3 million and net income of $21.8 million (net of $5.5 million in tax) and $88.7 million (net of $35.4 million in tax) for the third quarter and nine months ended January 29, 2003, respectively.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax), which will be used to offset reorganization and other costs during Fiscal 2004.

     In the third quarter of Fiscal 2003, the Company was impacted by a loss on the disposal of a North American fish and vegetable business of $9.4 million pretax ($10.1 million after-tax), which was recorded in Selling, General and Administrative expenses ("SG&A").

  REORGANIZATION COSTS

     The Company recognized $5.5 million pretax ($3.4 million after-tax) for the nine months ended January 28, 2004, all of which was recorded in the first quarter of Fiscal 2004. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following last year's spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets to be disposed of in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold. For the third quarter of Fiscal 2003, the Company recognized reorganization costs totaling $72.1 million pretax ($51.5 million after-tax), of which $1.6 million is recorded in cost of products sold, $30.9 million in SG&A and $39.6 million in other expenses, net. For the first nine months of Fiscal 2003, the Company recognized $100.7 million pretax ($70.1 million after-tax), of which $3.5 million is recorded in cost of products sold, $57.6 million in SG&A and $39.6 million in other expenses, net. These Fiscal 2003 reorganization costs include employee termination and severance costs, legal and other professional service costs and cost related to the early retirement of debt.

     During the first nine months of Fiscal 2004, the Company utilized $46.1 million in severance and exit cost accruals related to reorganization costs.

            THREE MONTHS ENDED JANUARY 28, 2004 AND JANUARY 29, 2003

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and the management of its business. The Company is now managing and reporting its North American businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Certain changes were also made to the composition of the remaining segments. These changes involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform with the current presentation. (See Note 9 to the condensed consolidated financial statements for further discussion of the Company's reportable segments.)

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended January 28, 2004 decreased $7.8 million, or 0.4%, to $2.10 billion. Sales were favorably impacted by exchange translation rates by 7.8%. Sales volume decreased 0.8% as strong increases in global ketchup and the U.S. Foodservice and Other Operating Entities segments were offset by lapping of buy-one, get-one free promotions in European seafood last year, and competitive pressure on Plasmon baby food in Italy and the timing of soup promotions in the UK. Additionally, volume in Indonesia was down due to the timing of seasonal holiday sales which fell in the second quarter of Fiscal 2004 and in the third quarter of Fiscal 2003. Pricing decreased 0.2% and divestitures, net of acquisitions, reduced sales 7.2% due primarily to the deconsolidation of the Zimbabwe operations in Fiscal 2003.

     Gross profit increased $17.2 million, or 2.3%, to $779.2 million, and the gross profit margin increased to 37.2% from 36.2%. The gross profit margin increase was primarily driven by the North American Consumer Products and Europe segments largely due to the Company's progress in reducing less profitable Stock Keeping Units, higher pricing in certain European markets and improved sales mix and productivity, especially in developing markets. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of divestitures. Last year's gross profit was unfavorably impacted by reorganization costs of $1.6 million.

     SG&A decreased $16.5 million, or 3.8%, to $423.9 million, and decreased as a percentage of sales to 20.2% from 20.9%. These decreases were principally due to the unfavorable impact of reorganization costs in the prior year of $30.9 million and a loss in the prior year on the disposal of a North American fish and vegetable business of $9.4 million. This was partially offset by increases due to exchange translation rates and higher pension costs. Operating income increased $33.7 million, or 10.5%, to $355.4 million, and operating income increased as a percentage of sales to 16.9% from 15.3%, largely due to the lapping of prior year reorganization costs.

     Net interest expense decreased $1.6 million, to $48.1 million, due to decreased debt balances and declining interest rates partially offset by the prospective classification of Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from other expense. This was completed in accordance with the adoption of SFAS No. 150 (see below for further discussion). Other expense, net, decreased $61.4 million, to $5.1 million, chiefly attributable to a $39.6 million pretax charge related to the early retirement of debt in Fiscal 2003, decreased minority interest expense as a result of the Zimbabwe deconsolidation and the SFAS No. 150 reclassification previously discussed as well as increased equity income. The effective tax rate for the current quarter was 33.1% compared to 36.8% last year. The prior year effective tax rate was unfavorably impacted by 3.5 percentage points due primarily to the loss on the disposal of a North American fish and vegetable business.

     Income from continuing operations for the third quarter of Fiscal 2004 was $202.2 million compared to $129.8 million in the year-earlier quarter, an increase of 56%. Diluted earnings per share was $0.57 in the current year compared to $0.37 in the prior year, up 54%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $14.0 million, or 2.6%, due primarily to the divestiture of a North American fish and vegetable business. Sales volume increased 0.1% as significant growth in Heinz ketchup and Ore-Ida frozen potatoes was offset by declines resulting from the California grocery strike and in Canadian juices and drinks due primarily to the timing of price increases. The volume growth in Heinz ketchup is compared to a weak prior year quarter and the volume growth in Ore-Ida frozen potatoes was aided by the launch of Ore-Ida Extra Crispy Potatoes. Early results of this new product launch are ahead of management expectations. In addition, volume of SmartOnes frozen entrees remained stable as increases resulting from the recent launch of the "Truth About Carbs" frozen entrees were offset by double-digit declines in the nutritional frozen entree category in the U.S. due to the impact of the low-carb dieting phenomenon. Lower pricing decreased sales 2.4% due to the promotional timing on Bagel Bites and price declines on Delimex snacks, Tater Tots and introductory pricing on the new Ore-Ida Extra Crispy Potatoes. Favorable exchange translation rates increased sales 2.3%.

     Gross profit increased $1.2 million, or 0.5%, to $223.0 million, and the gross profit margin increased to 42.7% from 41.4%, as manufacturing cost savings were partially offset by unfavorable pricing. In addition, reorganization costs unfavorably impacted last year's gross profit by $1.6 million. Operating income increased $22.7 million, or 21.9%, to $126.5 million. Last year's operating income was unfavorably impacted by $8.2 million of reorganization costs and $11.3 million for the loss on the disposal of a North American fish and vegetable business. Additionally, reductions in consumer marketing expenses were offset by increased General & Administrative expenses ("G&A") due to increased personnel costs.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $32.8 million, or 10.2%. Sales volume increased sales 3.6% primarily due to increases in Heinz ketchup, single-serve condiments, Escalon processed tomato products and Dianne's frozen desserts. This reflects stronger trends in the U.S. restaurant industry and successful product innovation. Higher pricing increased sales by 1.7% primarily due to price increases on Heinz ketchup and improved sales mix on Chef Francisco frozen soups. Acquisitions, net of divestitures, increased sales 4.9%, due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $7.1 million, or 7.5%, to $102.1 million; however, the gross profit margin decreased to 28.9% from 29.6%. This decrease in gross profit margin is primarily due to unfavorable raw material costs. Operating income increased $3.1 million, or 6.1%, to $54.7 million, primarily due to the increase in gross profit, partially offset by increased G&A expense attributable to increased personnel costs.

EUROPE

     Heinz Europe's sales increased $58.3 million, or 7.6%. Favorable exchange translation rates increased sales by 12.9%. Higher pricing increased sales 1.4% primarily due to price increases on Heinz beans, ready-to-serve soups and infant feeding products partially offset by reduced pricing on John West seafood. Lower volumes decreased sales 4.2% due to declines in Europeon seafood and Italian infant feeding as a result of competitive and trade pressures. Reduced seafood volume reflects the overlap of strong promotional activity in the third quarter of Fiscal 2003, as the business was rebounding from an earlier product recall. Volume was also affected by our previously announced program to reduce low-margin Stock Keeping Units. These decreases were partially offset by increases in Heinz ketchup, specifically due to the introduction of the top-down bottle, and in our UK frozen food business behind new product introductions. Divestitures reduced sales 2.5%, primarily related to the sale of the UK frozen pizza business and the Northern European bakery business.

     Gross profit increased $38.2 million, or 13.3%, to $326.5 million, and the gross profit margin increased to 39.5% from 37.5%. These increases are primarily due to the rationalization of low-margin products, lower procurement costs, increased pricing and favorable exchange translation rates, which were partially offset by increased pension expense. Operating income increased

$21.9 million, or 15.5%, to $163.1 million, primarily attributable to the favorable change in gross profit, partially offset by increased consumer marketing and the unfavorable impact of exchange translation rates on SG&A.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $27.6 million, or 10.1%. Favorable exchange translation rates increased sales by 18.0%. After a strong first-half performance during which volume increased 5.8%, third quarter volume decreased sales 3.4% primarily due to holiday timing of juice concentrate sales in Indonesia and the continuing reduction of low-margin stock keeping units. Lower pricing decreased sales 3.8% due primarily to declines in Tegel poultry driven by declining short-term market prices for New Zealand poultry. Divestitures decreased sales by 0.8%.

     Gross profit increased $7.7 million, or 8.4%, to $99.1 million; however, the gross profit margin decreased to 32.8% from 33.3%. The gross profit margin decline is due primarily to decreased pricing, partially offset by savings due to manufacturing cost improvements in Australia and Watties. Gross profit also benefited from favorable exchange translation rates. Operating income increased $4.7 million, or 16.1%, to $34.0 million, primarily due to the growth in gross profit, offset partially by increased Selling & Distribution ("S&D") expenses due to exchange translation rates.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $112.5 million, or 55.0%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $38.8 million, or 60.0%, to $25.9 million, and operating income decreased $38.2 million, or 93.7%, to $2.6 million. Excluding the Zimbabwe operations in the prior year, sales increased 29.1%, primarily due to strong volume increases of 17.7%, and operating income increased 1.9%. This favorable performance was negatively impacted by the recall in the second quarter of Fiscal 2004 of a soy-based infant formula product sold under the Remedia brand.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the condensed consolidated balance sheet as of January 28, 2004. Although our business continues to operate and we are able to source raw materials, the country's economic situation continues to deteriorate and the Company's ability to recover its investment could become impaired.

            NINE MONTHS ENDED JANUARY 28, 2004 AND JANUARY 29, 2003

RESULTS OF CONTINUING OPERATIONS

     Sales for the nine months ended January 28, 2004 increased $39.7 million, or 0.7%, to $6.08 billion. Sales were favorably impacted by volume of 1.0% and exchange translation rates of 7.1%. The favorable volume impact was primarily due to strong increases in the U.S. Foodservice, Asia/Pacific and Other Operating Entities segments. Lower pricing decreased sales by 0.2%. Divestitures, net of acquisitions, reduced sales 7.2% due primarily to the deconsolidation of Zimbabwe.

     Gross profit increased $81.8 million, or 3.7%, to $2.27 billion, and the gross profit margin increased to 37.3% from 36.2%. The gross profit margin increase was primarily driven by the Europe and Asia/Pacific segments. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of higher pension costs, divesti-tures and the write down of UK pizza crust assets held for sale. For the first nine months of Fiscal 2003, gross profit was also impacted by reorganization costs of $3.5 million.

     SG&A decreased $23.1 million, or 1.9%, to $1.21 billion, and as a percentage of sales was reduced to 20.0% from 20.5%. The decrease is primarily due to the gain recorded on the sale of the Northern European Bakery business in the current year, and decreased marketing expense as a result of a shift to increased trade promotion spending primarily in the North American Consumer Products segment. Additionally, SG&A was impacted by the Fiscal 2003 loss of $9.4 million that was recorded on the disposal of a North American fish and vegetable business and the impact of reorganization costs of $5.5 million and $57.6 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. These favorable items were offset by the impact of higher expenses resulting from higher sales volume, higher exchange translation rates and increases in pension costs. Operating income increased $104.9 million, or 11.1%, to $1.05 billion, and increased as a percentage of sales to 17.3% from 15.7%.

     Net interest expense increased $0.8 million, to $144.4 million, due to the prospective classification of the Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from other expense. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. This increase was partially offset by declines from lower debt balances and lower interest rates. Other expense, net, decreased $66.4 million, to $35.0 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003, decreased minority interest expense as a result of the Zimbabwe deconsolidation, the SFAS No. 150 reclassification previously discussed and increased equity income, partially offset by currency losses in the current year. The effective tax rate for the current year was 33.6% compared to 35.6% last year. The current year effective tax rate was unfavorably impacted by 0.5 percentage points due to the sale of the Northern European bakery business and the prior year effective tax rate was unfavorably impacted by 1.1 percentage points due primarily to the loss on the disposal of a North American fish and vegetable business.

     Income from continuing operations (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) for the first nine months of Fiscal 2004 was $580.5 million compared to $452.8 million in the year-earlier period. Diluted earnings per share (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) was $1.64 in the current year compared to $1.28 in the prior year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $47.2 million, or 3.1%. Sales volume increased 1.2% primarily due to Heinz ketchup and Classico pasta sauces which benefited from Every Day Low Pricing. These increases were partially offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting and declines in the nutritional frozen entree category in the U.S., and the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 2.4% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy and Classico pasta sauces, as well as price declines on Delimex frozen snacks. Price was also unfavorably affected by additional promotional spending on SmartOnes frozen entrees. Divestitures in the prior year reduced sales 3.9% and favorable exchange translation rates increased sales 2.1%.

     Gross profit decreased $12.7 million, or 1.9%, to $642.0 million; however, the gross profit margin increased to 43.0% from 42.5%, as manufacturing cost savings offset unfavorable pricing. In addition, reorganization costs unfavorably impacted gross profit by $2.4 million for the nine months ending January 29, 2003. Operating income increased $30.2 million, or 9.2%, to $359.3 mil-lion, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze!. In addition, reorganization costs unfavorably impacted operating income by $1.5 million and $17.2 million for the nine months ending January 28, 2004 and January 29, 2003, respectively, and last year's operating income was unfavorably impacted by $11.3 million from a loss on the disposal of a North American fish and vegetable business.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $85.6 million, or 8.8%. Sales volume increased sales 3.2% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments as a result of a strengthening trend in the U.S. restaurant industry and successful product innovation. Higher pricing increased sales by 2.3% chiefly due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 3.3%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $27.7 million, or 10.0%, to $305.8 million, and the gross profit margin increased slightly to 28.9% from 28.6%. These increases are primarily due to favorable pricing and sales mix, partially offset by unfavorable raw material costs. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the nine months ending January 29, 2003. Operating income increased $13.1 million, or 8.8%, to $161.3 million, primarily due to the growth in gross profit, partially offset by the impact of higher sales volume on S&D and increased G&A expenses attributable to increased personnel costs. In addition, reorganization costs unfavorably impacted operating income by $2.5 million and $3.2 million for the nine months ending January 28, 2004 and January 29, 2003, respectively.

EUROPE

     Heinz Europe's sales increased $180.6 million, or 8.4%. Favorable exchange translation rates increased sales by 11.9%. Volumes decreased 1.5% as increases in Petite Navire seafood, Heinz salad cream and Heinz ketchup from the introduction of the top-down bottle were more than offset by decreases in convenience meals, due to promotional timing, weather conditions and the impact of our previously announced program to reduce low-margin Stock Keeping Units, Italian infant feeding, due to competitive and trade pressures, and frozen food products. Pricing increased 0.1% as increased trade promotion spending related to seafood was offset by recent price increases on Heinz beans, ready-to-serve soups, John West seafood and infant feeding products. Also, pricing pressures were experienced in Northern Europe resulting from the Netherland's largest retailer rolling back prices in excess of 8% beginning in the second quarter. Divestitures reduced sales 2.1%, primarily related to the sale of the UK frozen pizza business and the Northern European bakery business.

     Gross profit increased $82.9 million, or 9.9%, to $921.9 million, and the gross profit margin increased to 39.4% from 38.9%. The increase in gross profit is primarily due to improvements in the seafood business and favorable exchange translation rates, partially offset by the impact of divestitures, the write down of the UK pizza assets, and the impact of soft volume in our Italian baby food and Northern European businesses. Operating income increased $63.8 million, or 15.4%, to $479.1 million, primarily attributable to the favorable change in gross profit and the gain on the sale of the Northern European bakery business, partially offset by increased G&A expense primarily related to increased pension expense.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $145.0 million, or 18.5%. Volume increased sales 2.5% primarily due to strong sales of Heinz ketchup, Tegel poultry in New Zealand, ABC sauces in Indonesia and tuna in Australia. Favorable exchange translation rates increased sales by 16.7%. Lower pricing decreased sales 0.4% related to Tegel poultry, partially offset by recent price increases on ABC sauces and juice concentrates. Divestitures, net of acquisitions, reduced sales 0.2%.

     Gross profit increased $59.1 million, or 24.0%, to $305.0 million, and the gross profit margin increased to 32.9% from 31.5%. These increases are primarily due to favorable exchange translation rates and supply chain improvements in Australia and at Watties, partially offset by Tegel poultry's lower pricing and higher commodity costs. Operating income increased $36.9 million, or 49.1%, to $112.0 million, primarily due to the growth in gross profit and declining G&A expense due to improved cost control particularly in our Australian business, partially offset by the impact of exchange translation rates on SG&A expenses.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $324.3 million, or 54.8%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $81.1 million, or 48.6%, to $85.8 million, and operating income decreased $71.3 million, or 76.3%, to $22.2 million. Excluding the Zimbabwe operations in the prior year, sales increased 17.5%, primarily due to strong volume increases of 9.8%, and operating income increased 25.7%.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities increased by more than 45% to $817.1 million compared to $561.2 million last year. The increase in Fiscal 2004 versus Fiscal 2003 is primarily due to a successful focus on working capital reductions across the Company which resulted in the ten day improvement in the Company's cash conversion cycle versus the year ago period.

     Cash used for investing activities totaled $119.9 million compared to cash provided by investing activities of $996.9 million last year. Cash provided by the spin-off of assets to Del Monte was $1,063.6 million in the prior year. Acquisitions, net of divestitures, used $14.9 million in net cash in the first nine months of Fiscal 2004 compared to providing $41.4 million in the prior year. Capital expenditures totaled $119.8 million compared to $92.2 million last year.

     Cash used for financing activities totaled $545.7 million compared to $1,075.6 million last year. The Company paid down $74.0 million in long-term debt during the current period, compared to $488.0 million last year. Payments on short-term borrowings were $143.3 million this year, compared to $177.3 million last year. Cash used for purchases of treasury stock, net of proceeds from option exercises, was $56.0 million this year. There were no treasury stock purchases in the prior year, and proceeds from option exercises provided $6.5 million in the prior year. Dividend payments totaled $284.9 million, compared to $431.0 million for the same period last year, reflecting a reduction in the dividend rate in the fourth quarter of Fiscal 2003 following the spin-off of SKF Foods.

     The Company's primary measure of cash flow performance is operating free cash flow. For the first nine months of Fiscal 2004, the Company has had strong operating free cash flow totaling $697.2 million as compared to $468.9 million for the same period a year ago, or a increase of 48.7%. The increase in operating free cash flow is the result of higher net income, improved working capital performance, partially offset by a small increase in capital expenditures. The Company anticipates that operating free cash flow for Fiscal 2004 should be substantially in excess of that of Fiscal 2003.

     The Company continued its debt reduction efforts in the first nine months of Fiscal 2004 by retiring approximately $217 million of debt, offset partially by a $152 million increase in debt as a result of changes in foreign exchange rates. At January 28, 2004, the Company's net debt was $3.89 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), net debt would have been $3.56 billion, down approximately $479.4 million compared to the year earlier quarter. Additional net debt reductions are anticipated in Fiscal 2004 and the Company expects that over $400 million of long-term debt maturing in Fiscal 2005 will be retired resulting in further debt reductions by the end of Fiscal 2005.

     In the first nine months of Fiscal 2004, the cash used for reorganization costs was approximately $44.7 million.

     The Company has enhanced its liquidity during the first nine months of Fiscal 2004 by reducing short-term debt to $11.4 million at January 28, 2004 from $146.8 million at April 30, 2003. Over the same time period, cash and cash equivalents have increased by 26.7% to $1.02 billion from $801.7 million. The Company maintains committed credit facilities of $2.1 billion as well as in excess of $500 million of other credit facilities used primarily by the Company's foreign subsidiaries. These resources together with the Company's anticipated strong operating cash flow and access to the capital market, if required, should enable the Company to meet its cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2004 results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The annual disclosures will be required for the Company's Form 10-K for its fiscal year ended April 28, 2004, and the quarterly disclosures will be required beginning in the quarter ended July 28, 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act's provisions is pending. Once issued, this guidance could require the Company to change previously reported financial information.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 become effective for the Company in its fourth quarter ended April 28, 2004. The Company is currently evaluating the impact the revised accounting standard will have on the consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for the Company in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter of Fiscal 2004, with no resulting effect on the Company's profitability.

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

     Effective May 2, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the nine month period ended January 29, 2003, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million and Other Operating Entities $20.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the nine months ended January 28, 2004. For additional information, refer to pages 21-23 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

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

        10. Deferred Compensation Plan for Non-Employee Directors of H.J. Heinz Company (as amended and restated effective January 1, 2004).

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

        32(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*

     (b) Reports on Form 8-K

         During the last fiscal quarter of the period covered by this Report, the Company furnished a Current Report on Form 8-K dated November 25, 2003, relating to its press release announcing its results for the second quarter and six months ended October 29, 2003. The Form 8-K, including its Item 12 and the Exhibit attached thereto shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference to such filing.

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

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: February 25, 2004
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: February 25, 2004
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

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

       10. Deferred Compensation Plan for Non-Employee Directors of H.J. Heinz Company (as amended and restated effective January 1, 2004).

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