Form 10-K
period 2004-04-28
HEINZ H J CO
filed 2004-06-17
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 28, 2004

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

     As of May 28, 2004 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$15,933,752,021.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of May 28, 2004, was 352,442,803 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 8, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended April 28, 2004, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

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

     The following table lists the number of the Company's principal food processing factories and major trademarks by region:

                            Factories
                          --------------
                          Owned   Leased                   Major Trademarks
                          -----   ------                   ----------------
North America              23        4     Heinz, Classico, Quality Chef, Yoshida, Jack
                                           Daniels*, Catelli, Wyler's, Diana Sauce, Bell
                                           'Orto, Bella Rosa, Pablum, Chef Francisco,
                                           Domani, Dianne's, Ore-Ida, Bagel Bites, Weight
                                           Watchers*, Boston Market*, Smart Ones, Hot Bites,
                                           Poppers, TGI Friday's*, Delimex, Truesoups

Europe                     31        3     Heinz, Petit Navire, John West, Mare D'Oro,
                                           Mareblu, Marie Elisabeth, Orlando, Guloso, Linda
                                           McCartney*, Weight Watchers*, Farley's, Farex,
                                           Sonnen Basserman, Plasmon, Nipiol, Dieterba,
                                           Ortobuono, Frank Coopers*, Pudliszki, Go Ahead!*,
                                           Ross, Hak, Honig, De Ruijter

Asia/Pacific               18        4     Heinz, Tom Piper, Wattie's, ABC, Tegel, Chef,
                                           Champ, Craig's, Bruno, Winna, Hellaby, Hamper,
                                           Farley's, Greenseas, Gourmet, Nurture, Complan,
                                           Farex

Other Operating Entities    8        2     Heinz, Olivine, Wellington's, Ganave, Champs,
                                           Royal Pacific, John West
                           --       --
                           80       13     * Used under license
                           --       --

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

     Although crops constituting some of the Company's raw food ingredients are harvested on a seasonal basis, most of the Company's products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales and net income of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of prior years.

     The products of the Company are sold under highly competitive conditions, with many large and small competitors. The Company regards its principal competition to be other manufacturers of processed foods, including branded retail products, foodservice products and private label products, that compete with the Company for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

     The Company's products are sold through its own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants and certain government agencies. For Fiscal 2004, no single customer represented more than 10% of the Company's sales.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of fiscal year 2005 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings or competitive position of the Company.

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

     The Company employed, on a full-time basis as of April 28, 2004, approximately 37,500 persons around the world.

     Segment information is set forth in this report on pages 58 through 61 in
Note 16, "Segment Information" in Item 8--"Financial Statements and Supplementary Data."

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

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including state-ments contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal", "outlook" or similar expressions identify "forward-looking statements" within the meaning of the Act.

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

     - Fluctuations in the cost and availability of raw materials and the Company's ability to maintain favorable supplier arrangements and relationships;

     - The impact of higher energy costs and other factors affecting the cost of producing, transporting and distributing the Company's products;

     - The Company's ability to generate sufficient cash flows to support capital expenditures, share repurchase programs, debt repayment and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance, as well as changes in consumer preference;

     - The Company's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

     - The Company's ability to integrate acquisitions and joint ventures into its existing operations, the availability of new acquisition and joint venture opportunities and the success of acquisitions, joint ventures, divestitures and other business combinations;

     - The Company's ability to achieve its cost savings objectives, including any restructuring programs, SKU rationalization programs, working capital initiatives or other programs;

     - The impact of unforeseen economic and political changes in markets where the Company competes, such as export and import restrictions, currency exchange rates and restrictions, inflation rates, recession, foreign ownership restrictions, nationalization and other external factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from continued decline in stock market returns;

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

     - The Company's ability to maintain its profit margin in the face of a consolidating retail environment and large global customers;

     - The impact of global industry conditions, including the effect of the economic downturn in the food industry;

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

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 12, 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on September 8, 2004.

                                              Positions and Offices Held with the Company and
                           Age (as of                    Principal Occupations or
        Name           September 8, 2004)            Employment During Past Five Years
        ----           -------------------    -----------------------------------------------
William R. Johnson             55             Chairman, President, and Chief Executive
                                              Officer since September 2000; President and
                                              Chief Executive Officer from April 1998 to
                                              September 2000.


Joseph Jimenez                 44             Executive Vice President--President and Chief
                                              Executive Officer Heinz Europe since July 2002;
                                              Senior Vice President and President--Heinz
                                              North America from September 2001 to July 2002;
                                              President and Chief Executive Officer--Heinz
                                              North America from November 1998 to September
                                              2001.


Arthur B. Winkleblack          47             Executive Vice President and Chief Financial
                                              Officer since January 2002; Acting Chief
                                              Operating Officer--Perform.com and Chief
                                              Executive Officer--Freeride.com at Indigo
                                              Capital (1999-2001); Executive Vice President
                                              and Chief Financial Officer-- C. Dean
                                              Metropoulos & Co. (Provided management services
                                              for consumer product investments of Hicks,
                                              Muse, Tate & Furst) (1998-1999).


Michael J. Bertasso            54             Senior Vice President--President Heinz
                                              Asia/Pacific since September 2002; Senior Vice
                                              President--Strategy, Process and Business
                                              Development from May 1998 to September 2002.

Michael D. Milone              48             Senior Vice President--Supply Chain and
                                              Technical since December 2002; President Rest
                                              of World since December 2003; Chief Executive
                                              Officer Star-Kist Foods, Inc. from June 2002 to
                                              December 2003; Global Category Development from
                                              May 1998 to June 2002; Vice President--Global
                                              Category Development from August 1998 to May
                                              2000.


D. Edward I. Smyth             54             Senior Vice President--Chief Administrative
                                              Officer and Corporate and Government Affairs
                                              since December 2002; Senior Vice President--
                                              Corporate and Government Affairs from May 1998
                                              to December 2002.


Laura Stein                    42             Senior Vice President and General Counsel since
                                              January 2000; Assistant General Counsel--
                                              Regulatory Affairs, The Clorox Company from
                                              1998 to January 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in this report on page 28 under the caption "Stock Market Information", in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations", and on pages 61 through 62 in Note 17, "Quarterly Results" in Item 8--"Financial Statements and Supplementary Data."

     In the fourth quarter of Fiscal 2004, the Company repurchased the following number of shares of its common stock:

                                                                                (d) Maximum
                             (a) Total                  (c) Total Number of   Number of Shares
                             Number of    (b) Average   Shares Purchased as   that May Yet Be
                               Shares     Price Paid     Part of Publicly     Purchased Under
Period                       Purchased     per Share    Announced Programs      the Programs
------                       ----------   -----------   -------------------   ----------------
January 29, 2004 -
  February 25, 2004........          --         --               --                  --
February 26, 2004 -
  March 24, 2004...........     875,000     $38.13               --                  --
March 25, 2004 -
  April 28, 2004...........     375,000     $37.43               --                  --
                             ----------     ------               --                  --
Total......................   1,250,000     $37.92               --                  --
                             ==========     ======               ==                  ==

     Of the shares repurchased, 1,131,150 shares were acquired under the share repurchase program authorized by the Board of Directors on June 9, 1999 for a maximum of 20 million shares. Once that program was completed in April, the remaining 118,850 shares were repurchased in April under the 15 million program authorized by the Board of Directors on January 14, 2004. All repurchases were made in open market transactions. As of April 28, 2004, the maximum number of shares that may yet be purchased under the 2004 program is 14,881,150.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2000 through 2004. All amounts are in thousands except per share data.

                                                   Fiscal year ended
                             --------------------------------------------------------------
                             April 28,    April 30,      May 1,       May 2,       May 3,
                                2004         2003         2002         2001         2000
                             (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (53 Weeks)
                             ----------   ----------   ----------   ----------   ----------
Sales......................  $8,414,538   $8,236,836   $7,614,036   $6,987,698   $6,892,807
Interest expense...........     211,826      223,532      230,611      262,488      206,996
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle................     778,933      555,359      675,181      563,931      780,145
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle per
  share--diluted...........        2.20         1.57         1.91         1.61         2.17
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle per
  share--basic.............        2.21         1.58         1.93         1.62         2.20
Short-term debt and current
  portion of long-term
  debt.....................     436,450      154,786      702,645    1,870,834      176,575
Long-term debt, exclusive
  of current portion (1)...   4,537,980    4,776,143    4,642,968    3,014,853    3,935,826
Total assets...............   9,877,189    9,224,751   10,278,354    9,035,150    8,850,657
Cash dividends per common
  share....................        1.08        1.485       1.6075        1.545        1.445

(1) Long-term debt, exclusive of current portion, includes $125.3 million, $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 28, 2004, April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001 and May 3, 2000. Long-term debt includes the effects of the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150.

     Fiscal 2004 results from continuing operations include a gain of $26.3 million ($13.3 million after-tax) related to the disposal of the bakery business in Northern Europe, costs of $17.1 million pretax ($11.0 million after-tax), primarily due to employee termination and severance costs related to on-going efforts to reduce overhead costs, and $4.0 million pretax ($2.8 million after-tax) due to the write down of pizza crust assets in the United Kingdom.

     Fiscal 2003 results from continuing operations include costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses totaling $164.6 million pretax ($113.1 million after-tax). These include employee termination and severance costs, legal and other professional service costs and costs related to the early extinguishment of debt. In addition, Fiscal 2003 includes losses on the exit of non-strategic businesses of $62.4 million pretax ($49.3 million after-tax).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

     We manufacture and market an extensive line of processed food products throughout the world. Our principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products. Our products are sold under highly competitive conditions, with many large and small competitors. We regard our principal competition to be other manufacturers of processed foods, including branded retail products, foodservice products and private label products that compete with us for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

     The following is a summary of the business measures for Fiscal 2004 and 2003 utilized by Senior Management and the Board of Directors to gauge our business operating performance. Management believes the adjusted GAAP measures provide additional clarity in understanding the trends of the business as they provide management with a view of the business excluding special items in both periods:

                            KEY PERFORMANCE MEASURES

                                                                                               Change-
                                                                                            Better/(Worse)
                                                          April 28, 2004   April 30, 2003   --------------
Continuing Operations                                         (FY04)           (FY03)       FY04 vs. FY03
---------------------                                     --------------   --------------   --------------
                                                                       (Dollars in millions)
Net Sales...............................................      $8,415           $8,237              2.2%
Gross Profit Margin.....................................        36.7%            35.6%             1.1pp
Adjusted Gross Profit Margin (1)........................        36.7%            36.3%             0.5pp
Marketing (% of Net Sales)..............................         3.6%             3.6%              --
Operating Income........................................      $1,379           $1,174             17.5%
Adjusted Operating Income (2)...........................      $1,372           $1,361              0.8%
Capital Expenditures (% of Net Sales)...................         2.8%             1.9%            (0.9)pp
Cash Conversion Cycle...................................          64               75          11 days
Cash provided by operations less capital expenditures
  ("Operating Free Cash Flow")..........................      $1,017           $  752             $265
Net Debt -- Excl. Preferred Stock (3)...................      $3,344           $3,834             $490
         -- Incl. Preferred Stock (3)...................      $3,669           $3,834             $165
Pre-Tax ROIC............................................        24.5%            19.0%             5.5pp
Adjusted Pre-Tax ROIC (4)...............................        24.4%            22.4%             2.0pp

---------------

(Totals may not add due to rounding)

(1) Adjusted gross profit for Fiscal 2004 excludes from reported gross profit ($3,088.3 million) $4.0 million for the write down of pizza crust assets in the United Kingdom. Adjusted gross profit for Fiscal 2003 excludes from reported gross profit ($2,932.5 million) Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $6.1 million and losses on the exit of non-strategic businesses of $47.3 million.

(2) Adjusted operating income for Fiscal 2004 excludes from reported operating income ($1,379.3 million) the gain on the disposal of a bakery business in Northern Europe of $28.8 million, reorganization costs of $17.1 million, and $4.0 million for the write down of pizza crust assets in the United Kingdom. Adjusted operating income for Fiscal 2003 excludes from reported operating income ($1,173.8 million) Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $125.0 million and losses on the exit of non-strategic businesses of $62.4 million.

(3) Net debt is defined as total debt, less cash and cash equivalents and the value of interest rate swaps of $125.3 million and $294.8 million for Fiscal 2004 and 2003, respectively. Also, in order to provide more meaningful comparisons in prior periods, the current period calculation of net debt is shown excluding the effects of the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150. Management uses the net debt balance of the Company as an additional important measure of the Company's liquidity and financial condition.

(4) Adjusted Pre-Tax ROIC for Fiscal 2004 excludes from reported ROIC (24.5%) the gain on the disposal of a bakery business in Northern Europe of $26.3 million, reorganization costs of $17.1 million, and $4.0 million for the write down of pizza crust assets in the United Kingdom. Adjusted Pre-Tax ROIC for Fiscal 2003 excludes from reported ROIC (19.0%) Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $164.6 million and losses on the exit of non-strategic businesses of $62.4 million.

     The Fiscal 2004 results were in-line with the Company's expectations as:

     - Overall, net sales increased 2.2% to $8.41 billion. Volume improved 0.4%, driven by solid growth in the U.S. Foodservice and Asia/Pacific segments. These increases were partially offset by declines in Europe, relating primarily to a reduction in promotional support and trade inventories in advance of a major restage of the Italian infant feeding business in Fiscal 2005. Overall, this positive volume performance was a solid result in light of our significant reduction of low volume and low profit Stock Keeping Units ("SKUs"). Average pricing was down 0.3%, largely as a result of our Every Day Low Pricing strategy in U.S. Consumer Products and market price pressure in our Tegel poultry business in New Zealand. Foreign exchange for the year contributed 7.3% to growth, which was largely offset by net divestitures and the deconsolidation of Zimbabwe in Fiscal 2003.

     - Adjusted gross profit margin (defined as adjusted gross profit as a percentage of net sales) increased by 50 basis points to 36.7%, primarily driven by our continuing focus on process and system improvements, productivity initiatives and elimination of low-profit SKU's. These gains were partially offset by lower average net pricing and increased supply chain costs in the European seafood business.

     - Consumer marketing was stable for the year at 3.6% of net sales as resources were focused on improved pricing.

     - Adjusted operating income increased 0.8% as improvements in the base business were partially offset by the negative impact of the deconsolidation of Zimbabwe and increased pension costs.

     - Capital expenditures were 2.8% of net sales, resulting in a two-year average of 2.3% for Fiscal 2003 and 2004.

     - The cash conversion cycle continued to show strong improvement, dropping by 11 days to 64 days. As a result, our operating free cash flow was very strong for the year, improving 35.2% to $1.02 billion. This strong operating free cash continues to allow the Company to reinvest in the business, pay dividends, repurchase shares, and retire debt.

     - Net Debt, excluding the impact of SFAS No. 150, was $490 million better than last year, bringing the cumulative reduction to $1.8 billion over two years.

     - Adjusted pre-tax ROIC was up 200 basis points at 24.4%.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Income from discontinued operations for Fiscal 2004 relates to a favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $1,091.3 million and $1,817.0 million and net income of $88.7 million (net of $35.4 million in tax) and $158.7 million (net of $69.4 million in tax) for Fiscal 2003 and 2002, respectively.

  DIVESTITURES AND OTHER REORGANIZATION COSTS

     During Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax) which was used to offset the reorganization costs discussed below and was recorded as a component of Selling, General and Administrative expense ("SG&A"). This sale impacted approximately 70 employees.

     Additionally, the Company recognized reorganization costs of $17.1 million pretax ($11.0 million after-tax) in Fiscal 2004. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold. Management estimates that these actions impacted approximately 100 employees.

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $164.6 million pretax ($113.1 million after-tax) and were comprised of $61.8 million for legal, professional and other related costs, $51.3 million in employee termination and severance costs, $39.6 million related to the early retirement of debt and $12.0 million in non-cash asset write-downs. Of this amount, $6.1 million was included in cost of products sold, $118.9 million in SG&A, and $39.6 million in other expenses, net. Management estimates that these actions impacted approximately 400 employees excluding those who were transferred to Del Monte.

     In Fiscal 2003, losses on the exit of non-strategic businesses, primarily the U.K. frozen pizza business and a North American fish and frozen vegetable business, totaled $62.4 million pretax ($49.3 million after-tax), and were comprised of $39.7 million in non-cash asset write-downs, $12.1 million in losses on the sale of businesses and $10.6 million in employee termination, severance and other exit costs. Of these amounts, $47.3 million was included in cost of products sold and $15.1 million in SG&A. Management estimates that these actions impacted approximately 600 employees.

     During Fiscal 2004, the Company utilized $49.7 million in severance and exit cost accruals related to reorganization costs.

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

RESULTS OF CONTINUING OPERATIONS

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and the management of its business. The Company is now managing and reporting its North American businesses under two segments, which are designated North American Consumer Products and U.S. Foodservice. Certain changes were also made to the composition of the remaining segments. These changes involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform with the current presentation. (Segment information is set forth in this report on pages 58 through 61 in Note 16, "Segment Information" in Item 8--"Financial Statements and Supplementary Data.")

  FISCAL YEARS ENDED APRIL 28, 2004 AND APRIL 30, 2003

     Sales for Fiscal 2004 increased $177.7 million, or 2.2%, to $8.41 billion. Sales were favorably impacted by volume of 0.4% and exchange translation rates of 7.3%. The favorable volume impact is primarily due to strong increases in the U.S. Foodservice and Asia/Pacific segments. These increases were partially offset by the impact of SKU rationalization and declines in Europe, relating primarily to a reduction in promotional support and trade inventories in advance of a major restage of the Italian infant feeding business in Fiscal 2005. Lower pricing decreased sales by 0.3%, primarily reflecting the Company's goal to achieve more competitive net pricing under the Every Day Low Pricing Strategy in the U.S. retail businesses as well as market price pressure in the Tegel poultry business in New Zealand. Divestitures, net of acquisitions, reduced sales 5.3% due primarily to the deconsolidation of Zimbabwe in the third quarter of the prior year. Domestic operations contributed approximately 38% of consolidated sales in Fiscal 2004 and Fiscal 2003.

     Gross profit increased $155.8 million, or 5.3%, to $3.09 billion, and the gross profit margin increased to 36.7% from 35.6%. The gross profit margin increase was primarily driven by the Company's continuing focus on process and system improvements, productivity initiatives and elimination of less profitable SKU's. These gains were partially offset by lower overall net pricing for the Company and increased supply chain costs in the European seafood business. The aggregate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of higher pension costs, divestitures and the write down of U.K. pizza crust assets in the U.K. For Fiscal 2003, gross profit was also impacted by Del Monte transaction related costs, costs to reduce overhead of the remaining businesses of $6.1 million and losses on the exit of non-strategic businesses of $47.3 million.

     SG&A decreased $49.7 million, or 2.8%, to $1.71 billion, and, as a percentage of sales, was reduced to 20.3% from 21.4%. The decrease is primarily due to the gain recorded on the sale of the Northern European Bakery business in the current year, and decreased marketing expense primarily in the North American Consumer Products segment reflecting the Company's goal to achieve more competitive net pricing as discussed above. Additionally, SG&A was impacted in Fiscal 2004 by reorganization costs of $17.1 million, and in Fiscal 2003 by Del Monte transaction related costs, costs to reduce overhead of the remaining businesses of $118.9 million, and losses on the exit of non-strategic businesses of $15.1 million. The favorable impact of these items was offset by increases in pension and personnel costs.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $179.4 million, or 8.0%, to $2.44 billion on a sales increase of 2.2%.

     Operating income increased $205.4 million, or 17.5%, to $1.38 billion, and increased as a percentage of sales to 16.4% from 14.3% as a result of the changes noted above.

     Net interest expense decreased $3.9 million, to $188.5 million, due to lower debt balances and lower interest rates. This decrease was partially offset by the prospective classification of the Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from other expense. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. Other expense, net, decreased $90.4 million, to $22.2 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003, decreased minority interest expense as a result of the Zimbabwe deconsolidation, the SFAS No. 150 reclassification previously discussed and increased equity income. The effective tax rate for the current year was 33.3% compared to 36.1% last year due primarily to improved country mix and effective tax planning. The current year effective tax rate was unfavorably impacted by 0.4 percentage points due to the sale of the Northern European bakery business and the prior year effective tax rate was unfavorably impacted by 1.6 percentage points due in part to the loss on the disposal of a North American fish and vegetable business.

     Income from continuing operations for Fiscal 2004 was $778.9 million compared to $555.4 million in Fiscal 2003 (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142). Diluted earnings per share was $2.20 in the current year compared to $1.57 in the prior year (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142).

     The impact of fluctuating exchange rates for Fiscal 2004 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

             FISCAL YEAR 2004 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $49.1 million, or 2.3%. Sales volume decreased 0.2% as strong increases in Heinz ketchup and frozen potatoes were more than offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting, which drove declines in the nutritional frozen entree category in the U.S., as well as the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 1.6% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy, Classico pasta sauces, SmartOnes frozen entrees and Delimex frozen snacks. Sales increased 0.4% due to the Canadian acquisition of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings. Divestitures in the prior year reduced sales 2.9% and favorable exchange translation rates increased sales 1.9%.

     Gross profit decreased $2.9 million, or 0.3%, to $872.8 million; however, the gross profit margin increased to 42.3% from 41.4% as manufacturing cost savings, reflecting significant productivity initiatives and more effective and efficient new product launches, offset unfavorable pricing and higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $4.9 million in Fiscal 2003. Operating income increased $82.5 million, or 21.1%, to $474.1 million, primarily due to decreased consumer marketing expenses related to the prior year launch of Easy Squeeze!, Boston Market frozen entrees and Hot Bites snacks, and Ore-Ida Funky Fries. In addition, Fiscal 2004 operating income was unfavorably impacted by reorganization costs of $5.3 million and Fiscal 2003 operating income was unfavorably impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses of $60.9 million.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $113.2 million, or 8.6%. Sales volume increased sales 2.4% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments as a result of new customers, successful product innovation and a strengthening trend in the U.S. restaurant industry. Higher pricing increased sales by 2.7% chiefly due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 3.6%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $34.8 million, or 9.3%, to $409.3 million, and the gross profit margin increased slightly to 28.6% from 28.5%. These increases are primarily due to favorable pricing and sales mix, partially offset by higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for Fiscal 2003. Operating income increased $19.4 million, or 10.1%, to $211.1 million, primarily due to the growth in gross profit, partially offset by the impact of higher sales volume on Selling & Distribution expenses ("S&D") and increased General & Administrative expenses ("G&A") attributable to increased personnel and systems costs. In addition, reorganization costs unfavorably impacted operating income by $3.9 million in Fiscal 2004 and Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses unfavorably impacted operating income by $5.9 million for Fiscal 2003.

EUROPE

     Heinz Europe's sales increased $251.2 million, or 8.3%. Favorable exchange translation rates increased sales by 12.2%. Volumes declined 1.4% due to decreases in Italian infant feeding, in advance of a restaging in early Fiscal 2005, and in convenience meals, due to promotional timing and the impact of our previously announced program to reduce low-margin SKU's. These decreases were partially offset by increases in Heinz ketchup from the successful introduction of the top-down bottle, and increases in Heinz salad cream, Petite Navire seafood due to the rebound from the prior year recall and frozen food products. Pricing decreased 0.3% as price increases on Heinz beans, ready-to-serve soups, and pasta meals were offset by increased trade promotion spending related to seafood. Also, prices were lower in Northern Europe as a result of the Netherland's largest retailer rolling back prices in excess of 8% beginning in the second quarter. Divestitures reduced sales 2.2%, primarily related to the sale of the U.K. frozen pizza business, the Northern European bakery business and a foodservice business in Italy.

     Gross profit increased $128.8 million, or 11.3%, to $1,264.8 million, and the gross profit margin increased to 38.5% from 37.4%. The increase in gross profit is primarily due to favorable exchange translation rates, partially offset by increased supply chain costs in our European seafood business, the volume-related impact of reduced promotions in Heinz's Italian baby food business, the impact of divestitures and the write down of the U.K. pizza assets. Additionally, gross profit was unfavorably impacted by $47.4 million for reorganization costs and losses on the exit of non-strategic businesses in Fiscal 2003. Operating income increased $97.4 million, or 18.0%, to $639.2 million, primarily attributable to the favorable change in gross profit and the gain on the sale of the Northern European bakery business, partially offset by increased G&A expense primarily related to increased pension expense in the U.K. Operating income was unfavorably impacted by $58.9 million for reorganization costs and losses on the exit of non-strategic businesses in Fiscal 2003.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $179.7 million, or 16.7%. Favorable exchange translation rates increased sales by 16.2%. Volume increased sales 2.6% primarily due to strong sales of Heinz ketchup, Tegel poultry in New Zealand, Heinz soups in Australia, and ABC sauces in Indonesia. Lower pricing decreased sales 1.8% related to lower prices on Tegel poultry in New Zealand, partially offset by price increases in Indonesia on ABC sauces and juice concentrates. Divestitures, net of acquisitions, reduced sales 0.5%.

     Gross profit increased $67.9 million, or 19.8%, to $410.5 million, and the gross profit margin increased to 32.6% from 31.8%. These increases are primarily due to favorable exchange translation rates and supply chain improvements in our Australian and Wattie's businesses, partially offset by Tegel poultry's lower pricing and higher commodity costs. Operating income increased $45.7 million, or 45.5%, to $146.2 million, primarily due to the growth in gross profit and G&A reductions in our Australian and Wattie's businesses, partially offset by the impact of exchange translation rates on SG&A expenses. Additionally, operating income was unfavorably impacted by reorganization costs of $6.6 million in Fiscal 2003.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $317.3 million, or 45.9%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $83.1 million, or 40.9%, to $120.2 million, and operating income decreased $81.3 million, or 73.1%, to $29.9 million. Excluding the Zimbabwe operations in the prior year, sales increased 14.3%, primarily due to volume increases of 6.2%, and operating income decreased 15.3%. Other than the impact of Zimbabwe, the other significant impact on operating income was the recall in the third quarter of Fiscal 2004 of a soy-based infant formula product sold under the Remedia brand in Israel.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. Therefore, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate and it is able to source raw materials, the country's economic situation remains uncertain and the Company's ability to recover its investment could become impaired.

  FISCAL YEARS ENDED APRIL 30, 2003 AND MAY 1, 2002

     Sales for Fiscal 2003 increased $622.8 million, or 8.2%, to $8.24 billion. Sales were favorably impacted by pricing of 4.2%, foreign exchange translation rates of 5.6% and acquisitions of 2.2%. The favorable impact of acquisitions is primarily related to prior year acquisitions in the North American Consumer Products and U.S. Foodservice segments. The favorable pricing was realized primarily in certain highly inflationary countries, Europe and Asia/Pacific. Sales were negatively impacted by unfavorable volumes of 2.0%, due mainly to certain highly inflationary countries and the North American Consumer Products segment, as well as the continued impact of the previously announced SKU rationalization of low-margin products across the Company. Divestitures reduced sales by 1.8%. Domestic operations contributed approximately 38% of consolidated sales in Fiscal 2003 compared to 41% in Fiscal 2002.

     Gross profit increased $176.5 million, or 6.4%, to $2.93 billion and the gross profit margin decreased slightly to 35.6% from 36.2%. This gross profit increase was primarily a result of favorable pricing and exchange translation rates and the benefit of reduced amortization of intangible assets of approximately $47.9 million, partially offset by the impact related to Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses of $53.4 million in Fiscal 2003. Fiscal 2002 operating income was also unfavorably impacted by $3.8 million for net Streamline restructuring charges and implementation costs.

     SG&A increased $302.6 million, or 20.8%, to $1.76 billion and increased as a percentage of sales to 21.4% from 19.1%. The increase is primarily driven by the impact of Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses of $134.0 million in Fiscal 2003, increased S&D expenses, increased marketing spend across all segments and increased G&A expenses in the Europe and Asia/Pacific segments. Fiscal 2002 SG&A was also impacted by $8.6 million for net Streamline restructuring charges and implementation costs.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $199.2 million, or 9.7%, to $2.26 billion on a sales increase of 8.2%.

     Operating income decreased $126.1 million, or 9.7%, to $1.17 billion and decreased as a percentage of sales to 14.3% from 17.1%. This decrease was primarily driven by the impact of Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses of $187.4 million in Fiscal 2003 and the North American Consumer Products and U.S. Foodservice segments partially offset by increases in the Europe and Asia/Pacific segments due to favorable exchange rates and pricing. Fiscal 2002 operating income was also unfavorably impacted by $12.4 million net Streamline restructuring charges and implementation costs.

     Net interest expense decreased $12.0 million to $192.4 million, driven by lower interest rates and lower average debt. Other expense increased $67.7 million to $112.6 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt and increases in minority interest expense, largely related to increased profitability in the joint venture in Zimbabwe. The effective tax rate for Fiscal 2003 was 36.1% compared to 35.7% in Fiscal 2002. The effective tax rate was unfavorably impacted by 1.6 percentage points in Fiscal 2003 due in part to the loss on disposal of a North American fish and vegetable business.

     Net income for Fiscal 2003 (before the effect of change in accounting principle related to the adoption of SFAS No. 142) was $555.4 million compared to $675.2 million in the prior year. Diluted earnings per share (before cumulative effect of change in accounting principle related to the adoption of SFAS No. 142) was $1.57 in Fiscal 2003 compared to $1.91 in Fiscal 2002.

     The impact of fluctuating exchange rates for Fiscal 2003 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

             FISCAL YEAR 2003 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $8.1 million, or 0.4%, to $2.11 billion. Acquisitions, net of divestitures, increased sales 3.3%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauces, Mrs. Grass Recipe soups, Wyler's bouillons and soups, Delimex frozen Mexican foods, Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Higher pricing increased sales 0.5%, due mainly to Heinz ketchup, Jack Daniels marinades and grilling sauces, Ore-Ida frozen potatoes and a reduction in trade promotions related to the launch of Hot Bites in the prior year, partially offset by Boston Market HomeStyle meals and appetizers and SmartOnes frozen entrees. Sales volume decreased 3.5% as growth in SmartOnes frozen entrees and specialty sauces was offset by decreases primarily in Heinz ketchup and vinegar, Boston Market HomeStyle side dishes, Ore-Ida Funky Fries and Hot Bites. Favorable exchange translation rates increased sales 0.3%.

     Gross profit decreased $27.2 million, or 3.0%, to $875.7 million, and the gross profit margin decreased to 41.4% from 42.9% due primarily to unfavorable sales mix, increased manufacturing costs and costs to exit the Ore-Ida Funky Fries and Hot Bites product lines, partially offset by reduced amortization expense on intangible assets with indefinite lives, favorable pricing and acquisitions. Gross profit was also unfavorably impacted in Fiscal 2003 by $4.9 million for Del Monte transaction related costs and costs to reduce overhead of the remaining businesses, and in Fiscal 2002 by $2.4 million for net Streamline restructuring charges and implementation costs. Operating income decreased $114.1 million, or 22.6%, to $391.7 million due primarily to the change in gross profit, higher S&D and increased marketing primarily behind Heinz Easy Squeeze! ketchup, Classico pasta sauce, SmartOnes frozen entrees and Ore-Ida frozen potatoes. Additionally, operating income was unfavorably impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses in Fiscal 2003 of $60.9 million and in Fiscal 2002 by net Streamline restructuring charges and implementation costs of $6.1 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $32.9 million, or 2.6%, to $1.32 billion. Acquisitions increased sales 2.3%, due to the acquisition of Dianne's frozen desserts. Lower pricing decreased sales 0.3%. Sales volume increased 0.5% due primarily to Heinz ketchup and Dianne's frozen desserts.

     Gross profit decreased $2.2 million, or 0.6%, to $374.5 million, and the gross profit margin decreased to 28.5% from 29.4% due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by favorable pricing. Operating income decreased $31.0 million, or 13.9%, to $191.7 million due primarily to higher S&D and G&A expenses, increased marketing primarily behind the ketchup "Insist on Heinz" campaign. Operating income was also unfavorably impacted by costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses in Fiscal 2003 of $5.9 million.

EUROPE

     Heinz Europe's sales increased $300.9 million, or 11.0%, to $3.04 billion. Favorable exchange translation rates increased sales by 11.5%. Higher pricing increased sales 1.5%, primarily due to Heinz beans, ketchup and soups. Lower volume decreased sales 1.3%, driven primarily by planned SKU rationalizations and frozen pizza, partially offset by volume increases in ketchup and frozen entrees. Divestitures reduced sales by 0.7%.

     Gross profit increased $101.4 million, or 9.8%, to $1.14 billion; however, the gross profit margin decreased to 37.4% from 37.8%. The increase in gross profit is due primarily to favorable foreign exchange rates, pricing and reduced amortization expense related to intangible assets. This increase was partially offset by the unfavorable impact of $47.4 million related to reorganization costs and losses on the exit of non-strategic businesses in Fiscal 2003. Operating income increased $12.8 million, or 2.4%, to $541.7 million, primarily attributable to the favorable change in gross profit, offset partially by increased SG&A expenses. Fiscal 2003 operating income was also unfavorably impacted by $58.9 million related to reorganization costs and losses on the exit of non-strategic businesses, and Fiscal 2002 operating income was unfavorably impacted by net Streamline restructuring charges and implementation costs of $3.6 million.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $166.3 million, or 18.2%, to $1.08 billion. Favorable exchange translation rates increased sales by 12.9%. Higher pricing increased sales 3.8%, primarily due to Heinz ready-to-serve soups, poultry, juices/drinks and sauces. Volume decreased sales 0.1%, driven primarily by declines driven by planned SKU rationalizations and decreases in cooking oils and frozen vegetables offset by increases in sauces, poultry and ketchup. Acquisitions, net of divestitures, increased sales by 1.6%.

     Gross profit increased $73.7 million, or 27.4%, to $342.7 million, and the gross profit margin increased to 31.8% from 29.5%. These increases were due primarily to favorable foreign exchange rates, increased pricing and reduced manufacturing costs. During Fiscal 2003, the Company made significant progress in improving its supply chain and net pricing across our businesses in Australia, New Zealand and Japan. Operating income increased $29.0 million, or 40.5%, to $100.5 million, primarily due to the change in gross profit, offset partially by increased marketing and G&A expenses. Fiscal 2003 operating income was also unfavorably impacted by $6.6 million related to reorganization costs.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $114.6 million, or 19.8%, to $691.9 million primarily due to favorable pricing in Zimbabwe. Gross profit increased $28.5 million, or 16.3%, due primarily to favorable pricing. Operating income increased $35.2 million due primarily to the increase in gross profit; however, more than half of this increase was offset by increased minority interest expense recorded below operating income.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities in Fiscal 2004 increased by more than 37% to $1,249.0 million from $906.0 million last year. The increase in Fiscal 2004 versus Fiscal 2003 is primarily due to reductions in working capital, particularly accounts receivable and accounts payable, across the Company which resulted in the 11 day improvement in the Company's cash conversion cycle versus the year ago period. The Company contributed $202 million to its pension plans in Fiscal 2004 compared to $224 million of contributions in Fiscal 2003.

     Cash used for investing activities totaled $261.1 million compared to cash provided by investing activities of $961.1 million last year. Cash provided by the spin-off of assets to Del Monte was $1,063.6 million in the prior year. Acquisitions, net of divestitures, used $41.7 million in cash in Fiscal 2004 compared to providing $41.4 million in the prior year. Capital expenditures totaled $232.0 million compared to $154.0 million last year and are expected to increase slightly in Fiscal 2005 when compared with Fiscal 2004.

     Cash used for financing activities totaled $643.9 million compared to $1,416.5 million last year. The Company paid down $74.3 million in long-term debt during Fiscal 2004, compared to $741.2 million last year. Payments on commercial paper and short-term borrowings required $144.7 million in Fiscal 2004 compared to $176.2 million last year. Cash used for purchases of treasury stock, net of proceeds from option exercises, was $57.4 million this year. There were no treasury stock purchases in the prior year, and proceeds from option exercises provided $7.5 million in the prior year. Dividend payments totaled $379.9 million compared to $521.6 million for the same period last year reflecting a reduction in the dividend rate in the fourth quarter of Fiscal 2003 as a result of the spin off of SKF Foods. On March 10, 2004, the Company announced that its Board of Directors approved a 5.5% increase in the annual dividend on common stock for Fiscal 2005 (from 27 cents to 28.5 cents per quarter), effective with the July 2004 dividend. Fiscal 2005 dividends are expected to approximate $400 million.

     The Company's primary measure of cash flow performance is operating free cash flow. For Fiscal 2004, the Company achieved record operating free cash flow totaling $1,017.0 million as compared to $752.1 million for the same period a year ago, or an increase of 35.2%. The increase in operating free cash flow is the result of higher net income and improved working capital performance, partially offset by increased capital expenditures. The strong cash flow performance allowed the Company to make voluntary contributions to several of the Company's pension plans in the amount of $152 million. The Company anticipates that operating free cash flow for Fiscal 2005 should be in the range of $800 million to $1.0 billion.

     In Fiscal 2004, the Company continued its debt reduction efforts by retiring approximately $219 million of debt, offset by an increase in debt of $89 million as a result of changes in foreign exchange rates. At April 28, 2004, the Company's net debt was $3.7 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), net debt would have been $3.3 billion, down approximately $490 million compared to the year earlier period and down $1.8 billion since the beginning of Fiscal 2003. The Company expects that over $400 million of long-term debt maturing in Fiscal 2005 will be retired.

     The Company has enhanced its liquidity over the past year by reducing short-term debt to $11.4 million at April 28, 2004 from $146.8 million at April 30, 2003. Over the same time period, cash and cash equivalents have increased by 47.2% to $1.18 billion from $801.7 million. The Company's cash balance together with its anticipated strong operating cash flow and access to committed and uncommitted credit facilities and the capital market, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs and dividends to shareholders.

     Since the beginning of Fiscal 2002, the Company has significantly increased the proportion of long-term debt to total debt such that at April 28, 2004 long-term debt represented 91.2% of total debt as compared to a ratio of 61.7% at May 2, 2001. Through the use of interest rate swaps, the Company has converted $2.875 billion of fixed rate debt to floating rates in order to maintain our desired mix of fixed and floating rate debt, while continuing to maintain long-term financing. The nature and amount of the Company's long-term and short-term debt as well as the proportionate amount of fixed-rate and floating-rate debt can be expected to vary as a result of future business requirements, market conditions and other factors.

     Return on average shareholders' equity ("ROE") was 51.6% in Fiscal 2004, 34.7% in Fiscal 2003 and 54.8% in Fiscal 2002. ROE was unfavorably impacted by 9.9% in Fiscal 2003 related to Del Monte transaction related costs, costs to reduce overhead of the remaining business and losses on the exit of non-strategic businesses, and 0.6% in Fiscal 2002 related to restructuring and implementation costs of the Streamline initiative. Pretax return on average invested capital ("ROIC") was 24.5% in Fiscal 2004, 19.0% in Fiscal 2003 and 22.7% in Fiscal 2002. ROIC was favorably impacted by 0.1% in Fiscal 2004 related to the gain on the disposal of a bakery business in Northern Europe offset by reorganization costs and the write down of pizza crust assets in the United Kingdom. ROIC was unfavorably impacted by 3.5% in Fiscal 2003 related to Del Monte transaction related costs, costs to reduce overhead of the remaining business and losses on the exit of non-strategic businesses, and unfavorably impacted by 0.2% in Fiscal 2002 related to restructuring and implementation costs of the Streamline initiative.

     In September 2001, the Company and H.J. Heinz Finance Company, a subsidiary of the Company, entered into an $800 million 364-Day Credit Agreement, and a $1.5 billion Five-Year Credit Agreement, expiring in September 2006. In September 2003, the 364-day agreement was renewed and the borrowing amount was reduced to $600 million. These agreements support the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. In addition, the Company had $944 million of foreign lines of credit available at April 28, 2004.

     As of April 28, 2004, the Company had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2003, the securities were remarketed at a coupon of 5.772%.

     At April 28, 2004, the Company's long-term debt ratings were A at Standard & Poor's and Fitch and A-3 at Moody's and the Company's short-term debt ratings were A-1 at Standard & Poor's, F-1 at Fitch and P-2 at Moody's.

     In Fiscal 2004, the cash requirements of reorganization costs were approximately $47.3 million. Fiscal 2005 cash requirements related to reorganization costs are expected to be approximately $13 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

     The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     The following table represents the contractual obligations of the Company as of April 28, 2004.

                             Less than                              More than
                              1 year      1-3 years    3-5 Years     5 years       Total
                            -----------   ----------   ---------   -----------   ----------
                                                 (Dollars in millions)
Long Term Debt............   $424,300     $  498,582   $627,014    $3,265,668    $4,815,564
Capital Lease
  Obligations.............      3,012          5,692      5,648        37,430        51,782
Operating Leases..........     63,928         88,457     55,237       248,448       456,070
Purchase Obligations......    440,723        252,543     34,541        11,344       739,151
Other Long-Term
  Liabilities Recorded on
  the Balance Sheet.......     60,000        167,474    145,000       158,000       530,474
                             --------     ----------   --------    ----------    ----------
     Total................   $991,963     $1,012,748   $867,440    $3,720,890    $6,593,041
                             ========     ==========   ========    ==========    ==========

     Other long-term liabilities primarily consist of certain specific incentive compensation arrangements. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes, minority interest and insurance accruals. The Company is unable to estimate the timing of the payments for these items.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

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

                                     Aggregate Notional Amount       Net Unrealized Gains/(Losses)
                                  -------------------------------   -------------------------------
                                  April 28, 2004   April 30, 2003   April 28, 2004   April 30, 2003
                                  --------------   --------------   --------------   --------------
                                                        (Dollars in millions)
Purpose of Hedge:
Intercompany cash flows.........       $302             $ 95            $(0.8)            $0.8
Forecasted purchases of raw
  materials and finished goods
  and foreign currency
  denominated obligations.......        466              470             (5.8)             0.5
Forecasted sales and foreign
  currency denominated assets...        215              150               --              2.3
                                       ----             ----            -----             ----
                                       $983             $715            $(6.6)            $3.6
                                       ====             ====            =====             ====

     As of April 28, 2004, the Company's contracts to hedge forecasted transactions mature in one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

     Substantially all of the Company's foreign affiliates' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 14 to the consolidated financial statements.)

     INTEREST RATE SENSITIVITY: The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company's net debt obligations totaled $3.67 billion (or $3.34 billion excluding the reclassification of preferred stock) and $3.8 billion at April 28, 2004 and April 30, 2003, respectively. The Company's debt obligations are summarized in
Note 8 to the consolidated financial statements.

     In order to manage interest rate exposure, the Company utilizes interest rate swaps in order to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 28, 2004, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.6 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

                                                          April 28, 2004   April 30, 2003
                                                          --------------   --------------
                                                               (Dollars in millions)
Pay floating swaps--notional amount.....................     $2,767.4         $2,550.0
Net unrealized gains....................................     $  125.3         $  294.8
Weighted average maturity (years).......................         12.4             14.1
Weighted average receive rate...........................         6.37%            6.47%
Weighted average pay rate...............................         2.18%            2.32%

     The Company had interest rate contracts with total notional amounts of $907.6 million and $400 million at April 28, 2004 and April 30, 2003, respectively, that do not meet the criteria for hedge accounting but effectively mitigate interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and their weighted average maturity is less than twelve months from the fiscal year-end. In connection with one of the interest rate swaps, the Company maintains a cash investment with the counterparty and receives a market rate of interest. The amount of the cash investment fluctuates and was $165.6 million at April 28, 2004. Net unrealized gains related to these interest rate contracts totaled $4.5 million and $2.1 million at April 28, 2004 and April 30, 2003, respectively.

     COMMODITY PRICE SENSITIVITY: The Company is the purchaser of certain commodities such as corn, soybean oil and soybean meal. The Company generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. The Company may enter into commodity futures, swaps and option contracts to reduce the effect of price fluctuations on forecasted purchases. The Company had no outstanding commodity contracts at April 28, 2004. The Company held commodity contracts to hedge certain forecasted purchases with a notional amount of $21 million at April 30, 2003. Such contracts generally have a term of less than one year, and are accounted for as cash flow hedges if they meet certain qualifying criteria. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized as part of cost of products sold at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. Net unrealized losses related to commodity contracts held by the Company were not significant at April 30, 2003.

     EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES: As of April 28, 2004, the potential gain or loss in the fair value of the Company's outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency rates and swap rates, respectively, would be approximately:

                                                               Fair Value Effect
                                                               -----------------
                                                                  (Dollars in
                                                                   millions)
Foreign currency contracts..................................         $ 85
Interest rate swap contracts................................         $119

     However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The annual disclosures have been included in the Company's Form 10-K for its fiscal year ended April 28, 2004, and the quarterly disclosures will be required beginning in the first quarter of Fiscal 2005.

     In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Staff Position 106-2 will be implemented by the Company in the second quarter of Fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company's financial position, results of operations and cash flows.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 became effective for the Company during its fourth quarter of Fiscal 2004. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     Effective May 2, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. As a result of adopting SFAS No. 142, the Company recorded a transitional impairment charge which was calculated as of May 2, 2002, and recorded as an effect of a change in accounting principle in the fiscal year ended April 30, 2003, of $77.8 million. There was no tax effect associated with this charge. The charge, which relates to certain of the Company's reporting units, has been reflected in its segments as follows: Europe $54.6 million, Asia/Pacific $2.7 million and Other Operating Entities $20.5 million.

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

     Investments and Long-lived Assets -- Investments and long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgement and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, foreign exchange rates, market value devaluation and inflation, and as such may differ from actual cash flows.

     Goodwill and Indefinite Lived Intangibles -- Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's impairment review is based on a discounted cash flow approach that requires significant management judgments similar to those noted above for long-lived assets, and the selection of an appropriate discount rate. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

     Retirement Benefits -- The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country in which the Company operates a benefit plan) as of the measurement date. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 28, 2004 was reduced to 5.8% as of April 28, 2004 from 5.9% as of April 30, 2003.

     Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers actual real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the year ended April 28, 2004, 8.9% for the year ended April 30, 2003 and 9.2% for the year ended May 1, 2002. For purposes of calculating Fiscal 2005 expense, the weighted average rate of return will remain at approximately 8.2%.

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

     Income Taxes -- The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating its tax positions. The Company establishes reserves when it becomes probable that a tax return position that it considers supportable may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company's annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to the Company's annual tax rate in the year of resolution. The Company's tax reserves are presented in the balance sheet principally within accrued income taxes.

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

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Argentina, Venezuela and Zimbabwe, that have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2005 results. The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

STOCK MARKET INFORMATION

     H. J. Heinz Company common stock is traded principally on The New York Stock Exchange and the Pacific Exchange, under the symbol HNZ. The number of shareholders of record of the Company's common stock as of May 28, 2004 approximated 47,600. The closing price of the common stock on The New York Stock Exchange composite listing on April 28, 2004 was $38.08. The value of the SKF Foods stock that was distributed to shareholders on December 20, 2002 was estimated to be $3.45 immediately prior to the merger of SKF Foods with Del Monte.

     Stock price information for common stock by quarter follows:

                                                              Stock Price Range
                                                              -----------------
                                                               High       Low
                                                              ------     ------
2004
First.......................................................  $34.40     $29.71
Second......................................................   35.67      31.98
Third.......................................................   36.62      34.89
Fourth......................................................   38.95      35.37

2003
First.......................................................  $43.19     $34.00
Second......................................................   39.50      30.31
Third.......................................................   35.28      31.84
Fourth......................................................   32.31      29.05

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 24.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm.....   30
Consolidated Statements of Income...........................   31
Consolidated Balance Sheets.................................   32
Consolidated Statements of Shareholders' Equity.............   34
Consolidated Statements of Cash Flows.......................   36
Notes to Consolidated Financial Statements..................   37

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
H. J. Heinz Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries (the "Company") at April 28, 2004 and April 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which was adopted as of May 2, 2002.

                                         /s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 4, 2004

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Fiscal Year Ended
                                                     ---------------------------------------------
                                                     April 28, 2004   April 30, 2003   May 1, 2002
                                                       (52 Weeks)       (52 Weeks)     (52 Weeks)
                                                     --------------   --------------   -----------
                                                       (In thousands, except per share amounts)
Sales..............................................    $8,414,538       $8,236,836     $7,614,036
Cost of products sold..............................     5,326,281        5,304,362      4,858,087
                                                       ----------       ----------     ----------
Gross profit.......................................     3,088,257        2,932,474      2,755,949
Selling, general and administrative expenses.......     1,709,000        1,758,658      1,456,077
                                                       ----------       ----------     ----------
Operating income...................................     1,379,257        1,173,816      1,299,872
Interest income....................................        23,312           31,083         26,197
Interest expense...................................       211,826          223,532        230,611
Other expense, net.................................        22,192          112,636         44,938
                                                       ----------       ----------     ----------
Income from continuing operations before income
  taxes and cumulative effect of change in
  accounting principle.............................     1,168,551          868,731      1,050,520
Provision for income taxes.........................       389,618          313,372        375,339
                                                       ----------       ----------     ----------
Income from continuing operations before cumulative
  effect of change in accounting principle.........       778,933          555,359        675,181
Income from discontinued operations, net of tax....        25,340           88,738        158,708
                                                       ----------       ----------     ----------
Income before cumulative effect of change in
  accounting principle.............................       804,273          644,097        833,889
Cumulative effect of change in accounting
  principle........................................            --          (77,812)            --
                                                       ----------       ----------     ----------
Net income.........................................    $  804,273       $  566,285     $  833,889
                                                       ==========       ==========     ==========
Income Per Common Share:
  Diluted
     Continuing operations.........................    $     2.20       $     1.57     $     1.91
     Discontinued operations.......................          0.07             0.25           0.45
     Cumulative effect of change in accounting
       principle...................................            --            (0.22)            --
                                                       ----------       ----------     ----------
       Net Income..................................    $     2.27       $     1.60     $     2.36
                                                       ==========       ==========     ==========
     Average common shares outstanding--Diluted....       354,372          354,144        352,872
                                                       ==========       ==========     ==========
  Basic
     Continuing operations.........................    $     2.21       $     1.58     $     1.93
     Discontinued operations.......................          0.07             0.25           0.45
     Cumulative effect of change in accounting
       principle...................................            --            (0.22)            --
                                                       ----------       ----------     ----------
       Net Income..................................    $     2.29       $     1.61     $     2.38
                                                       ==========       ==========     ==========
     Average common shares outstanding--Basic......       351,810          351,250        349,921
                                                       ==========       ==========     ==========
Cash dividends per share...........................    $     1.08       $    1.485     $   1.6075
                                                       ==========       ==========     ==========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              April 28,    April 30,
                                                                 2004         2003
                                                              ----------   ----------
                                                              (Dollars in thousands)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $1,180,039   $  801,732
  Receivables (net of allowances: 2004--$21,313 and
     2003--$22,199).........................................   1,093,155    1,165,460
  Inventories:
     Finished goods and work-in-process.....................     890,813      902,186
     Packaging material and ingredients.....................     266,119      250,767
                                                              ----------   ----------
       Total inventories....................................   1,156,932    1,152,953
                                                              ----------   ----------
  Prepaid expenses..........................................     165,177      147,656
  Other current assets......................................      15,493       16,519
                                                              ----------   ----------
       Total current assets.................................   3,610,796    3,284,320
                                                              ----------   ----------
Property, plant and equipment:
  Land......................................................      65,836       61,870
  Buildings and leasehold improvements......................     796,966      752,799
  Equipment, furniture and other............................   2,864,422    2,598,184
                                                              ----------   ----------
                                                               3,727,224    3,412,853
  Less accumulated depreciation.............................   1,669,938    1,454,987
                                                              ----------   ----------
       Total property, plant and equipment, net.............   2,057,286    1,957,866
                                                              ----------   ----------
Other non-current assets:
  Goodwill..................................................   1,959,914    1,849,389
  Trademarks, net...........................................     643,901      610,063
  Other intangibles, net....................................     149,920      134,897
  Other non-current assets..................................   1,455,372    1,388,216
                                                              ----------   ----------
       Total other non-current assets.......................   4,209,107    3,982,565
                                                              ----------   ----------
       Total assets.........................................  $9,877,189   $9,224,751
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              April 28,    April 30,
                                                                 2004         2003
                                                              ----------   ----------
                                                              (Dollars in thousands)
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $   11,434   $  146,838
  Portion of long-term debt due within one year.............     425,016        7,948
  Accounts payable..........................................   1,063,113      938,168
  Salaries and wages........................................      50,101       43,439
  Accrued marketing.........................................     230,495      201,945
  Other accrued liabilities.................................     361,596      387,130
  Income taxes..............................................     327,313      200,666
                                                              ----------   ----------
       Total current liabilities............................   2,469,068    1,926,134
                                                              ----------   ----------
Long-term debt and other liabilities:
  Long-term debt............................................   4,537,980    4,776,143
  Deferred income taxes.....................................     313,343      183,998
  Non-pension postretirement benefits.......................     192,599      192,663
  Minority interest.........................................     104,645      415,559
  Other.....................................................     365,365      531,097
                                                              ----------   ----------
       Total long-term debt and other liabilities...........   5,513,932    6,099,460
                                                              ----------   ----------
Shareholders' equity:
  Capital stock:
     Third cumulative preferred, $1.70 first series, $10 par
      value.................................................          94          106
     Common stock, 431,096,485 shares issued, $0.25 par
      value.................................................     107,774      107,774
                                                              ----------   ----------
                                                                 107,868      107,880
  Additional capital........................................     403,043      376,542
  Retained earnings.........................................   4,856,918    4,432,571
                                                              ----------   ----------
                                                               5,367,829    4,916,993
  Less:
  Treasury shares, at cost (79,139,249 shares at April 28,
     2004 and 79,647,881 shares at April 30, 2003)..........   2,927,839    2,879,506
  Unearned compensation.....................................      32,275       21,195
  Accumulated other comprehensive loss......................     513,526      817,135
                                                              ----------   ----------
       Total shareholders' equity...........................   1,894,189    1,199,157
                                                              ----------   ----------
       Total liabilities and shareholders' equity...........  $9,877,189   $9,224,751
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     Preferred Stock       Common Stock
                                                                     Comprehensive   ----------------   ------------------
                                                                        Income       Shares   Dollars   Shares    Dollars
                                                                     -------------   ------   -------   -------   --------
                                                                       (Amounts in thousands, except per share amounts)
       Balance at May 2, 2001......................................                    13      $126     431,096   $107,774
       Comprehensive income--2002:
         Net income--2002..........................................   $  833,889
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $3,782 tax benefit....       (6,440)
           Unrealized translation adjustments......................       30,824
           Net change in fair value of cash flow hedges............       (3,270)
           Net hedging losses reclassified into earnings...........        3,194
                                                                      ----------
       Comprehensive income........................................   $  858,197
                                                                      ==========
       Cash dividends:
           Preferred @ $1.70 per share.............................
           Common @ $1.6075 per share..............................
       Shares reacquired...........................................
       Conversion of preferred into common stock...................                    (2)      (16)
       Stock options exercised, net of shares tendered for
         payment...................................................
       Unearned compensation amortization..........................
       Other, net*.................................................
                                                                                       --      ----     -------   --------
       Balance at May 1, 2002......................................                    11       110     431,096    107,774
       Comprehensive income--2003:
         Net income--2003..........................................   $  566,285
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $186,595 tax
             benefit...............................................     (414,900)
           Unrealized translation adjustments......................      404,163
           Net change in fair value of cash flow hedges............       24,265
           Net hedging gains reclassified into earnings/spun off...      (17,683)
                                                                      ----------
       Comprehensive income........................................   $  562,130
                                                                      ==========
       Cash dividends:
           Preferred @ $1.70 per share.............................
           Common @ $1.485 per share...............................
       Conversion of preferred into common stock...................                              (4)
       Stock options exercised, net of shares tendered for
         payment...................................................
       Spin off of SKF Foods.......................................
       Grant of restricted stock units, net of amortization........
       Other, net*.................................................
                                                                                       --      ----     -------   --------
       Balance at April 30, 2003...................................                    11       106     431,096    107,774
       Comprehensive income--2004:
         Net income--2004..........................................   $  804,273
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $53,166 tax expense...      105,535
           Unrealized translation adjustments......................      210,017
           Net change in fair value of cash flow hedges............      (15,196)
           Net hedging gains reclassified into earnings............        3,253
                                                                      ----------
       Comprehensive income........................................   $1,107,882
                                                                      ==========
       Cash dividends:
           Preferred @ $1.70 per share.............................
           Common @ $1.08 per share................................
       Shares reacquired...........................................
       Conversion of preferred into common stock...................                    (1)      (12)
       Stock options exercised, net of shares tendered for
         payment...................................................
       Grant of restricted stock units, net of amortization........
       Other, net*.................................................
                                                                                       --      ----     -------   --------
       Balance at April 28, 2004...................................                    10      $ 94     431,096   $107,774
                                                                                       ==      ====     =======   ========
       Authorized Shares--April 28, 2004...........................                    10               600,000
                                                                                       ==               =======

* Includes activity of the Global Stock Purchase Plan.

                See Notes to Consolidated Financial Statements.

                                                                  Accumulated
                             Treasury Stock                          Other           Total
Additional    Retained    ---------------------     Unearned     Comprehensive   Shareholders'
 Capital      Earnings    Shares      Dollars     Compensation       Loss           Equity
----------   ----------   -------   -----------   ------------   -------------   -------------
 $331,633    $4,697,213   (82,148)  $(2,922,630)    $ (3,101)      $(837,288)     $1,373,727

                833,889                                                              833,889



                                                                      24,308          24,308



                    (20)                                                                 (20)
               (562,547)                                                            (562,547)
                           (1,000)      (45,363)                                     (45,363)
     (540)                     22           556                                           --
   13,660+                  2,556        64,620                                       78,280
                                                       2,871                           2,871
    3,852                     378         9,619                                       13,471
 --------    ----------   -------   -----------     --------       ---------      ----------
  348,605     4,968,535   (80,192)   (2,893,198)        (230)       (812,980)      1,718,616

                566,285                                                              566,285

                                                                      (4,155)         (4,155)




                    (19)                                                                 (19)
               (521,592)                                                            (521,592)
     (160)                      6           164                                           --
      838+                    311         7,755                                        8,593
               (580,638)                                                            (580,638)
   26,117                                            (20,965)                          5,152
    1,142                     227         5,773                                        6,915
 --------    ----------   -------   -----------     --------       ---------      ----------
  376,542     4,432,571   (79,648)   (2,879,506)     (21,195)       (817,135)      1,199,157

                804,273                                                              804,273

                                                                     303,609         303,609




                    (16)                                                                 (16)
               (379,910)                                                            (379,910)

                           (4,810)     (170,129)                                    (170,129)
     (421)                     18           433                                           --
    2,792+                  4,774       109,389                                      112,181
   21,256                                            (11,080)                         10,176
    2,874                     527        11,974                                       14,848
 --------    ----------   -------   -----------     --------       ---------      ----------
 $403,043    $4,856,918   (79,139)  $(2,927,839)    $(32,275)      $(513,526)++   $1,894,189
 ========    ==========   =======   ===========     ========       =========      ==========


 + Includes income tax benefit resulting from exercised stock options.
++ Comprised of unrealized translation adjustment of $(161,376), minimum pension liability of $(345,575) and deferred net losses on derivative financial instruments $(6,575).

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Fiscal Year Ended
                                                              --------------------------------------
                                                              April 28,     April 30,      May 1,
                                                                 2004         2003          2002
                                                              (52 Weeks)   (52 Weeks)    (52 Weeks)
                                                              ----------   -----------   -----------
                                                                      (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income................................................  $  804,273   $   566,285   $   833,889
  Net income from discontinued operations...................     (25,340)      (88,738)     (158,708)
                                                              ----------   -----------   -----------
  Net income from continuing operations.....................     778,933       477,547       675,181
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................     210,158       194,328       177,403
    Amortization............................................      23,785        20,434        65,445
    Deferred tax provision..................................      97,542       133,320        77,412
    Gain on sale of the Northern Europe bakery business.....     (26,338)           --            --
    Cumulative effect of change in accounting principle.....          --        77,812            --
    Provision for transaction costs and restructuring.......          --       177,979        12,386
    Other items, net........................................    (105,559)     (133,696)     (121,288)
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................      97,228        53,177       (76,145)
      Inventories...........................................      77,636        66,351      (110,537)
      Prepaid expenses and other current assets.............      (5,161)      (13,337)      (31,982)
      Accounts payable......................................      46,525        (1,665)       (9,460)
      Accrued liabilities...................................     (39,751)     (171,793)      (39,857)
      Income taxes..........................................      94,009        25,581        95,801
                                                              ----------   -----------   -----------
         Cash provided by operating activities..............   1,249,007       906,038       714,359
                                                              ----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (231,961)     (153,969)     (193,854)
  Proceeds from disposals of property, plant and
    equipment...............................................      16,979        33,533        17,555
  Acquisitions, net of cash acquired........................    (112,847)      (13,554)     (834,838)
  Proceeds from divestitures................................      71,177        54,981        32,859
  Proceeds from spin-off....................................          --     1,063,557            --
  Sales and maturities of short-term investments............          --            --        17,314
  Other items, net..........................................      (4,450)      (23,460)      (13,173)
                                                              ----------   -----------   -----------
         Cash (used for)/ provided by investing
           activities.......................................    (261,102)      961,088      (974,137)
                                                              ----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................          --            --     2,009,111
  Payments on long-term debt................................     (74,317)     (741,206)     (329,178)
  Payments on commercial paper and short-term debt, net.....    (144,721)     (176,214)   (1,270,984)
  Proceeds from issuance of preferred stock of subsidiary...          --            --       325,000
  Dividends.................................................    (379,926)     (521,611)     (562,567)
  Purchase of treasury stock................................    (170,129)           --       (45,363)
  Exercise of stock options.................................     112,705         7,495        63,731
  Other items, net..........................................      12,466        14,994        (8,491)
                                                              ----------   -----------   -----------
         Cash (used for)/provided by financing activities...    (643,922)   (1,416,542)      181,259
                                                              ----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      34,324        46,517       (12,234)
Effect of discontinued operations...........................          --       102,228       159,498
                                                              ----------   -----------   -----------
Net increase in cash and cash equivalents...................     378,307       599,329        68,745
Cash and cash equivalents at beginning of year..............     801,732       202,403       133,658
                                                              ----------   -----------   -----------
Cash and cash equivalents at end of year....................  $1,180,039   $   801,732   $   202,403
                                                              ==========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR:

     H. J. Heinz Company (the "Company") operates on a 52- or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 28, 2004, April 30, 2003 and May 1, 2002.

  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated. Investments owned less than 50%, where significant influence exists, are accounted for on an equity basis. Certain prior-year amounts have been reclassified in order to conform with the Fiscal 2004 presentation.

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

  PROPERTY, PLANT AND EQUIPMENT:

     Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed periodically for possible impairment. The Company's impairment review is based on an undis-

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
counted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

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

  REVENUE RECOGNITION:

     The Company recognizes revenue when title, ownership and risk of loss pass to the customer. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are classified as part of cost of sales.

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

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
as prescribed by SFAS No. 123, income and earnings per share from continuing operations before cumulative effect of change in accounting principle would have been as follows:

                                                             Fiscal Year Ended
                                                   --------------------------------------
                                                   April 28,     April 30,       May 1,
                                                      2004          2003          2002
                                                   (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                   ----------    ----------    ----------
                                                           (Dollars in thousands,
                                                         except per share amounts)
Income from continuing operations before
  cumulative effect of change in accounting
  principle:
     As reported.................................   $778,933      $555,359      $675,181
     Fair value-based expense, net of tax........     25,007        26,109        43,354
                                                    --------      --------      --------
     Pro forma...................................   $753,926      $529,250      $631,827
                                                    ========      ========      ========
Income per common share from continuing
  operations before cumulative effect of change
  in accounting principle:
     Diluted
       As reported...............................   $   2.20      $   1.57      $   1.91
       Pro forma.................................   $   2.13      $   1.49      $   1.79
     Basic
       As reported...............................   $   2.21      $   1.58      $   1.93
       Pro forma.................................   $   2.14      $   1.51      $   1.81

     The weighted-average fair value of options granted was $5.90 per share in Fiscal 2004, $6.86 per share in Fiscal 2003 and $8.54 per share in Fiscal 2002.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   2004           2003          2002
                                                   ----           ----          ----
Dividend yield.................................      3.3%          4.3%          3.9%
Volatility.....................................     20.1%         25.2%         23.3%
Risk-free interest rate........................      3.7%          4.0%          4.6%
Expected term (years)..........................      6.5           6.5           6.5

  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, swaps, forward contracts, commodity futures, and option contracts. The carrying values for the Company's financial instruments approximate fair value with the exception at times of long-term debt. As of April 28, 2004 and April 30, 2003, the fair value of debt obligations approximated the recorded value. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

     The Company uses derivative financial instruments for the purpose of hedging currency, price, and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument's fair value. Derivatives with scheduled maturities beyond one year are presented as a component of other non-current assets or other

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
liabilities, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated statements of cash flows within operating activities as a component of other items, net.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The annual disclosures have been included in the Company's Form 10-K for its fiscal year ended April 28, 2004, and the quarterly disclosures will be required, beginning in the first quarter of Fiscal 2005.

     In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Staff Position 106-2 will be implemented by the Company in the second quarter of Fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company's financial position, results of operations and cash flows.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 became effective for the Company during the fourth quarter of Fiscal 2004. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's account-

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
ing policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The disclosure provisions of SFAS No. 148 were effective for the Company at April 30, 2003.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Income from discontinued operations for Fiscal 2004 relates to a favorable settlement of prior year tax liabilities related to the spun off businesses. The discontinued operations generated sales of $1,091.3 million and $1,817.0 million and net income of $88.7 million (net of $35.4 million in tax) and $158.7 million (net of $69.4 million in tax) for Fiscal 2003 and 2002, respectively.

4.  ACQUISITIONS

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

     Pro forma results of the Company, assuming all of the following acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

     During Fiscal 2002, the Company acquired the following businesses for a total of $837.3 million, which was paid primarily in cash, including obligations to sellers of $2.5 million:

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

     The allocations of the purchase price resulted in goodwill of $588.5 million, which was assigned to the North American Consumer Products segment. Of that amount, $375.3 million is expected to be deductible for tax purposes. In addition, $192.1 million of intangible assets were

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
acquired, of which $97.2 million was assigned to brands and trademarks that are not subject to amortization. The remaining $94.9 million of acquired intangible assets has a weighted-average useful life of approximately 27 years. The intangible assets that make up that amount include brands and trademarks of $39.1 million (38-year weighted-average useful life), licensing agreements of $45.8 million (20-year weighted-average useful life) and patents of $10.0 million (18-year weighted-average useful life).

     The Company made several acquisitions in Fiscal 2004 and 2003 for a total purchase price of $112.8 million and $13.6 million, respectively, none of which were significant.

5.  SPECIAL ITEMS

  DIVESTITURES AND OTHER REORGANIZATION COSTS:

     During Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax), which was used to offset the reorganization costs discussed below and was recorded as a component of Selling, General and Administrative expenses ("SG&A").

     Additionally, the Company recognized $17.1 million pretax ($11.0 million after-tax) of reorganization costs in Fiscal 2004. These costs were recorded as a component of SG&A, and were primarily due to employee termination and severance. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold.

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

     During Fiscal 2004, the Company utilized $49.7 million of severance and exit cost accruals related to reorganization costs. Amounts included in accrued expenses related to these initiatives totaled $13.2 million and $46.2 million at April 28, 2004 and April 30, 2003, respectively.

  STREAMLINE:

     In the fourth quarter of Fiscal 2001, the Company announced a restructuring initiative named "Streamline". This initiative included a worldwide organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, the Company utilized $19.4 million of severance and exit accruals, principally related to its global overhead reduction plan, primarily in Europe and North America. In addition, as a result of the spin off of SKF Foods, a $3.4 million restructuring liability related to

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte.

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

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized in Fiscal 2004.

     The effects of adopting the new standards on net income and diluted earnings per share are as follows:

                                                             Fiscal Year Ended
                                        ------------------------------------------------------------
                                                   Net income                     Diluted EPS
                                        --------------------------------    ------------------------
                                          2004        2003        2002       2004     2003     2002
                                        --------    --------    --------    ------    -----    -----
                                              (Thousands of dollars, except per share amounts)
Net income before effect of change
  in accounting principle...........    $804,273    $644,097    $833,889    $ 2.27    $1.82    $2.36
Add: Goodwill amortization..........          --          --      53,775        --       --     0.16
  Trademark amortization............          --          --       8,520        --       --     0.02
                                        --------    --------    --------    ------    -----    -----
Adjusted net income before effect of
  change in accounting principle....     804,273     644,097     896,184      2.27     1.82     2.54
Effect of change in accounting
  principle.........................          --     (77,812)         --        --    (0.22)      --
                                        --------    --------    --------    ------    -----    -----
Adjusted net income.................    $804,273    $566,285    $896,184    $ 2.27    $1.60    $2.54
                                        ========    ========    ========    ======    =====    =====

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Income from continuing operations for Fiscal 2002 would have been $720.4 million ($45.2 million higher after tax) had the provisions of the new standards been applied as of May 3, 2001.

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and management of its businesses (see footnote 16). The Company reallocated the goodwill previously assigned to its Heinz North America and U.S. Frozen segments to the new North American Consumer Products and U.S. Foodservice segments based on the relative fair values of the underlying reporting units as of May 1, 2003.

     Changes in the carrying amount of goodwill for the fiscal year ended April 28, 2004, by reportable segment, are as follows:

                               North
                              American                                             Other
                              Consumer       U.S.                     Asia/      Operating
                              Products    Foodservice     Europe     Pacific     Entities       Total
                              --------    -----------    --------    --------    ---------    ----------
                                                        (Thousands of dollars)
Balance at April 30,
  2003.....................   $891,608     $164,542      $637,371    $143,201     $12,667     $1,849,389
Acquisition................     26,638       14,459         2,968       7,532       6,712         58,309
Purchase accounting
  reclassifications........      1,292          543        (4,957)         --          --         (3,122)
Divestitures...............         --           --       (11,469)         --          --        (11,469)
Translation adjustments....      1,843           --        47,022      14,913         471         64,249
Other......................      2,558           --            --          --          --          2,558
                              --------     --------      --------    --------     -------     ----------
Balance at April 28,
  2004.....................   $923,939     $179,544      $670,935    $165,646     $19,850     $1,959,914
                              ========     ========      ========    ========     =======     ==========

     Trademarks and other intangible assets at April 28, 2004 and April 30, 2003, subject to amortization expense, are as follows:

                                     April 28, 2004                         April 30, 2003
                           -----------------------------------    -----------------------------------
                            Gross      Accum Amort      Net        Gross      Accum Amort      Net
                           --------    -----------    --------    --------    -----------    --------
                                                     (Thousands of dollars)
Trademarks.............    $188,927     $ (50,505)    $138,422    $191,832     $ (55,691)    $136,141
Licenses...............     208,186      (118,504)      89,682     208,186      (112,617)      95,569
Other..................     123,394       (63,156)      60,238      96,938       (57,610)      39,328
                           --------     ---------     --------    --------     ---------     --------
                           $520,507     $(232,165)    $288,342    $496,956     $(225,918)    $271,038
                           ========     =========     ========    ========     =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $17.1 million for the fiscal year ended April 28, 2004. Based upon the amortizable intangible assets recorded on the balance sheet as of April 28, 2004, amortization expense for each of the next five fiscal years is estimated to be approximately $17 million.

     Intangible assets not subject to amortization at April 28, 2004 and April 30, 2003, were $505.5 million and $473.9 million, respectively, and consisted solely of trademarks.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

7.  INCOME TAXES

     The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

                                                      2004       2003       2002
                                                    --------   --------   --------
                                                        (Dollars in thousands)
Current:
  U.S. federal....................................  $ 72,766   $ (1,701)  $133,428
  State...........................................     7,119      9,218      5,857
  Foreign.........................................   212,191    172,535    158,642
                                                    --------   --------   --------
                                                     292,076    180,052    297,927
                                                    --------   --------   --------
Deferred:
  U.S. federal....................................    59,394     89,111     27,617
  State...........................................     3,606      3,721        217
  Foreign.........................................    34,542     40,488     49,578
                                                    --------   --------   --------
                                                      97,542    133,320     77,412
                                                    --------   --------   --------
  Provision for income taxes......................  $389,618   $313,372   $375,339
                                                    ========   ========   ========

     Tax expense resulting from allocating certain net tax benefits directly to additional capital was $4.4 million in Fiscal 2004, $1.1 million in Fiscal 2003 and $15.1 million in Fiscal 2002.

     The components of income from continuing operations before income taxes consist of the following:

                                                    2004        2003        2002
                                                 ----------   --------   ----------
                                                       (Dollars in thousands)
Domestic.......................................  $  332,010   $139,669   $  375,325
Foreign........................................     836,541    729,062      675,195
                                                 ----------   --------   ----------
From continuing operations.....................  $1,168,551   $868,731   $1,050,520
                                                 ==========   ========   ==========

     The differences between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate on continuing operations are as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
U.S. federal statutory tax rate.............................  35.0%  35.0%  35.0%
Tax on income of foreign subsidiaries.......................  (3.7)  (4.2)  (1.7)
State income taxes (net of federal benefit).................   0.7    1.2    0.3
Earnings repatriation.......................................   1.9    0.8    1.0
Foreign losses..............................................  (1.0)   0.7   (0.3)
Tax law changes.............................................   0.1   (0.5)    --
Other.......................................................   0.3    3.1    1.4
                                                              ----   ----   ----
Effective tax rate..........................................  33.3%  36.1%  35.7%
                                                              ====   ====   ====

     The Fiscal 2004, 2003 and 2002 effective tax rates were unfavorably impacted by reorganization and related costs expected to be realized in lower tax rate jurisdictions and by nondeductible expenses related to the restructurings.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The deferred tax (assets) and deferred tax liabilities related to continuing operations recorded on the consolidated balance sheets as of April 28, 2004 and April 30, 2003 are as follows:

                                                                 2004         2003
                                                              ----------   ----------
                                                              (Dollars in thousands)
Depreciation/amortization...................................  $ 408,839    $ 380,432
Benefit plans...............................................     42,313        2,835
Other.......................................................     82,251       81,746
                                                              ---------    ---------
Deferred tax assets.........................................    533,403      465,013
                                                              ---------    ---------
Hedging losses--net.........................................    (32,768)     (25,601)
Operating loss carryforwards................................    (37,339)     (43,653)
Benefit plans...............................................   (127,198)    (179,120)
Tax credit carryforwards....................................         --      (31,431)
Other.......................................................   (106,471)    (102,126)
                                                              ---------    ---------
Deferred tax liabilities....................................   (303,776)    (381,931)
                                                              ---------    ---------
Valuation allowance.........................................     19,599       62,754
                                                              ---------    ---------
Net deferred tax liabilities................................  $ 249,226    $ 145,836
                                                              =========    =========

     At the end of Fiscal 2004, net operating loss carryforwards totaled $119.5 million. Of that amount, $55.3 million expire through 2023; the other $64.2 million do not expire.

     Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $2.47 billion at April 28, 2004.

     The Fiscal 2004 net change in valuation allowance for deferred tax assets was a decrease of $43.2 million, due principally to a reduction of deferred tax assets related to foreign tax credit carryforwards.

     During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations and as a result incurred a foreign income tax liability of $110.5 million, payable in Fiscal 2005. Because the Company increased the tax basis in amortizable assets, cash flow is expected to be positive in each of the nine years following Fiscal 2005. Also during the third quarter of Fiscal 2004, the Company filed suit seeking a refund of federal income tax related to a transaction completed in Fiscal 1995. Receipt of the refund would have a positive effect on the Company's cash flow with no earnings impact as the offset would be a credit to additional paid-in capital.

8.  DEBT

     Short-term debt consisted of bank debt and other borrowings of $11.4 million and $146.8 million as of April 28, 2004 and April 30, 2003, respectively. The weighted average interest rate was 4.3% and 5.2% for Fiscal 2004 and Fiscal 2003, respectively.

     In September 2001, the Company and Heinz Finance entered into a $800 million 364-Day Credit Agreement, and a $1.5 billion Five-Year Credit Agreement, expiring in September 2006. In September 2003, the 364-day agreement was renewed and the borrowing amount was reduced to $600 million. These agreements support the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. In addition, the Com-

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
pany had $944 million of foreign lines of credit available at April 28, 2004. Long-term debt was comprised of the following as of April 28, 2004 and April 30, 2003:

                                                               2004         2003
                                                            ----------   ----------
                                                            (Dollars in thousands)
5.00% Euro Notes due January 2005.........................  $  355,303   $  335,621
6.85% New Zealand Dollar Notes due February 2005..........      55,971       50,400
5.125% Euro Notes due April 2006..........................     493,539      501,897
6.00% U.S. Dollar Notes due March 2008....................     299,221      299,022
6.226% Heinz Finance Preferred Stock due July 2008........     325,000           --
6.625% U.S. Dollar Notes due July 2011....................     749,248      749,142
6.00% U.S. Dollar Notes due March 2012....................     695,944      695,427
U.S. Dollar Remarketable Securities due November 2020.....     800,000      800,000
6.375% U.S. Dollar Debentures due July 2028...............     243,350      243,074
6.25% British Pound Notes due February 2030...............     219,700      198,314
6.75% U.S. Dollar Notes due March 2032....................     547,409      547,316
Other U.S. Dollar due May 2005 -- November 2034 (3.00-
  8.33%)..................................................      10,193       18,479
Other Non-U.S. Dollar due August 2004 -- March 2022
  (2.90-11.00%)...........................................      42,793       50,597
                                                            ----------   ----------
                                                             4,837,671    4,489,289
SFAS 133 Hedge Accounting Adjustments (See Note 14).......     125,325      294,802
Less portion due within one year..........................    (425,016)      (7,948)
                                                            ----------   ----------
Total long-term debt......................................  $4,537,980   $4,776,143
                                                            ==========   ==========
Weighted-average interest rate on long-term debt,
  including the impact of applicable interest rate
  swaps...................................................        3.69%        4.25%
                                                            ==========   ==========

     The fair value of the debt obligations approximated the recorded value as of April 28, 2004 and April 30, 2003. Annual maturities of long-term debt during the next five fiscal years are $425.0 million in 2005, $497.7 million in 2006, $1.9 million in 2007, $301.2 million in 2008 and $327.1 million in 2009.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for the Company in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt.

     As of April 28, 2004, the Company had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2003, the securities were remarketed at a coupon of 5.772%.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

9.  SHAREHOLDERS' EQUITY

  CAPITAL STOCK:

     The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share.

     As of April 28, 2004, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

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

  GLOBAL STOCK PURCHASE PLAN ("GSPP"):

     On September 8, 1999, the shareholders authorized the GSPP that provides for the purchase by employees of up to 3,000,000 shares of the Company's stock through payroll deductions. Employees who choose to participate in the plan receive an option to acquire common stock at a discount. The purchase price per share is the lower of 85% of the fair market value of the Company's stock on the first or last day of a purchase period. During Fiscal 2004, employees purchased 365,190 shares under this plan.

  PENSION OBLIGATION:

     The Company made cash contributions to its pension plans totaling $202 million in Fiscal 2004 compared to $224 million in Fiscal 2003. In addition, the Company recorded an additional minimum liability of $345.6 million and $451.1 million as of April 28, 2004 and April 30, 2003, respectively.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

10.  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                     2004        2003        2002
                                                   --------   ----------   --------
                                                        (Dollars in thousands)
Cash Paid During the Year For:
Interest.........................................  $169,671   $  282,366   $290,513
                                                   ========   ==========   ========
Income taxes.....................................  $164,767   $  155,843   $180,757
                                                   ========   ==========   ========
Details of Acquisitions:
Fair value of assets.............................  $126,082   $   30,391   $889,440
Liabilities*.....................................    13,235       11,489     52,615
                                                   --------   ----------   --------
Cash paid........................................   112,847       18,902    836,825
Less cash acquired...............................        --        5,348      1,987
                                                   --------   ----------   --------
Net cash paid for acquisitions...................  $112,847   $   13,554   $834,838
                                                   ========   ==========   ========
Noncash activities:
  Net assets spun-off............................  $     --   $1,644,195   $     --
                                                   ========   ==========   ========

---------------

* Includes obligations to sellers of $4.6 million and $2.5 million in 2004 and 2002, respectively.

11.  EMPLOYEES' STOCK OPTION PLANS AND MANAGEMENT INCENTIVE PLANS

     Under the Company's stock option plans, officers and other key employees may be granted options to purchase shares of the Company's common stock. Generally, the option price on outstanding options is equal to the fair market value of the stock at the date of grant. Options are generally exercisable beginning from one to four years after date of grant and have a maximum term of 10 years. In Fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Data regarding the Company's stock option plans follows:

                                                                      Weighted-Average
                                                           Shares      Exercise Price
                                                         ----------   ----------------
Shares under option May 2, 2001........................  30,241,345        $39.04
Options granted........................................   4,712,000         43.16
Options exercised......................................  (2,555,999)        24.93
Options surrendered....................................  (1,088,250)        51.01
                                                         ----------        ------
Shares under option May 1, 2002........................  31,309,096         40.39
Options granted........................................   3,711,410         35.43
Options exercised......................................    (311,376)        33.03
Options surrendered....................................    (402,306)        42.75
Spin off of SKF Foods..................................   3,594,203            --
                                                         ----------        ------
Shares under option April 30, 2003.....................  37,901,027         36.02
Options granted........................................   4,770,584         34.08
Options exercised......................................  (4,774,004)        22.30
Options surrendered....................................    (412,843)        35.57
                                                         ----------        ------
Shares under option April 28, 2004.....................  37,484,764        $37.49
                                                         ==========        ======
Options exercisable at:
  May 1, 2002..........................................  19,087,840        $38.40
  April 30, 2003.......................................  21,234,857         34.87
  April 28, 2004.......................................  21,294,299         37.29

     The following summarizes information about shares under option in the respective exercise price ranges at April 28, 2004:

                              Options Outstanding                  Options Exercisable
                    ----------------------------------------   ----------------------------
                                  Weighted-     Weighted-
                                   Average       Average
                                  Remaining     Remaining                      Weighted-
Range of Exercise     Number        Life      Exercise Price     Number         Average
 Price Per Share    Outstanding    (Years)      Per Share      Exercisable   Exercise Price
-----------------   -----------   ---------   --------------   -----------   --------------
  $25.00-34.00      19,091,529      6.07          $31.58       10,666,559        $30.42
   34.01-43.25       8,579,974      5.82           38.19        3,355,478         37.30
   43.36-54.00       9,813,261      4.43           48.36        7,272,262         47.38
                    ----------      ----          ------       ----------        ------
                    37,484,764      5.59          $37.49       21,294,299        $37.29
                    ==========      ====          ======       ==========        ======

     The shares authorized but not granted under the Company's stock incentive plans were 17,785,026 at April 28, 2004 and 21,531,043 at April 30, 2003. Common
stock reserved for stock incentive plans totaled 55,269,790 at April 28, 2004 and 59,432,070 at April 30, 2003.

     The Company's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $26 million in Fiscal 2004, $19 million in Fiscal 2003 and $21 million in Fiscal 2002.

  RESTRICTED STOCK UNITS:

     On September 12, 2002, the shareholders of the Company approved the "Fiscal Year 2003 Stock Incentive Plan", which permits the issuance of Restricted Stock Units ("RSUs") to employees with vesting periods between one and five years depending on the achievement of pre-defined

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
goals. Upon vesting, the RSUs are converted into shares of the Company's common stock on a one-for-one basis and issued to the employees.

     In Fiscal 2003, the Company granted 882,071 RSUs to employees, of which 7,731 were forfeited pursuant to the terms of the awards and 91,909 cancelled as a result of the spin-off of SKF Foods. In Fiscal 2004, the Company granted 928,066 RSUs to employees, of which 14,345 were forfeited pursuant to the terms of the awards and 172,462 were fully vested and converted to stock. At April 28, 2004, 1,523,690 RSUs remain outstanding.

     The number of RSUs awarded to employees is determined by the fair market value of the Company's stock on the date of award. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. The Company recognized amortization related to the unearned compensation of $14.8 million in Fiscal 2004 and $5.8 million in Fiscal 2003.

12.  RETIREMENT PLANS

     The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees as well as certain employees in foreign locations. The Company uses an April 30 measurement date for its domestic plans and a March 31 measurement date for foreign plans.

     The following table sets forth the funded status of the Company's principal defined benefit plans at April 28, 2004 and April 30, 2003.

                                                               2004         2003
                                                            ----------   ----------
                                                            (Dollars in thousands)
Change in Benefit Obligation:
  Benefit obligation at the beginning of the year.........  $1,922,554   $1,631,789
  Service cost............................................      42,250       35,980
  Interest cost...........................................     114,822      106,115
  Participants' contributions.............................      10,355        9,020
  Amendments..............................................       1,052           91
  Actuarial loss..........................................      15,370      164,602
  Curtailment gain........................................      (2,802)        (430)
  Settlement..............................................      (9,887)     (21,803)
  Special termination benefits............................         867        8,039
  Benefits paid...........................................    (113,499)     (92,546)
  Spin off of SKF Foods...................................          --      (47,303)
  Exchange/other..........................................     125,706      129,000
                                                            ----------   ----------
     Benefit obligation at the end of the year............   2,106,788    1,922,554
                                                            ----------   ----------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                                                               2004         2003
                                                            ----------   ----------
                                                            (Dollars in thousands)
Change in Plan Assets:
  Fair value of plan assets at the beginning of the
     year.................................................  $1,511,880   $1,510,811
  Actual return/(loss) on plan assets.....................     282,740     (186,676)
  Settlement..............................................      (9,450)     (21,803)
  Employer contribution...................................     201,512      223,541
  Participants' contributions.............................      10,355        9,020
  Benefits paid...........................................    (113,499)     (92,546)
  Spin off of SKF Foods...................................          --      (40,646)
  Exchange................................................     100,869      110,179
                                                            ----------   ----------
     Fair value of plan assets at the end of the year.....   1,984,407    1,511,880
                                                            ----------   ----------
Funded status.............................................    (122,381)    (410,674)
Unamortized prior service cost............................      57,359       60,198
Unamortized net actuarial loss............................     789,804      879,677
Unamortized net initial asset.............................        (845)      (1,507)
                                                            ----------   ----------
     Net amount recognized................................  $  723,937   $  527,694
                                                            ==========   ==========
Amount recognized in the consolidated balance sheet
  consists of:
  Prepaid benefit cost....................................  $  282,913   $  134,575
  Other miscellaneous assets..............................      47,295       51,856
  Accrued benefit liability...............................    (106,539)    (317,706)
  Accumulated other comprehensive loss....................     500,268      658,969
                                                            ----------   ----------
     Net amount recognized................................  $  723,937   $  527,694
                                                            ==========   ==========

     The accumulated benefit obligation for all defined benefit pension plans was $1,954.7 million at April 28, 2004 and $1,781.1 million at April 30, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $1,304.0 million, $1,197.2 million and $1,139.8 million, respectively, as of April 28, 2004 and $1,551.4 million, $1,423.6 million and $1,039.6 million, respectively, as of April 30, 2003. The change in minimum liability included in other comprehensive income was a decrease of $158.7 million at April 28, 2004 and an increase of $601.5 million at April 30, 2003. During Fiscal 2003, a total prepaid pension asset in the amount of $10.2 million was transferred as a result of the spin off of SKF Foods.

     The weighted-average rates used for the years ended April 28, 2004 and April 30, 2003 in determining the projected benefit obligations for defined benefit plans were as follows:

                                                              2004   2003
                                                              ----   ----
Discount rate...............................................  5.8%   5.9%
Compensation increase rate..................................  3.9%   4.0%

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Total pension cost of the Company's principal pension plans consisted of the following:

                                                    2004        2003        2002
                                                  ---------   ---------   ---------
                                                       (Dollars in thousands)
Components of defined benefit net periodic
  benefit cost:
  Service cost..................................  $  42,250   $  35,980   $  30,391
  Interest cost.................................    114,822     106,115      96,444
  Expected return on assets.....................   (151,130)   (152,237)   (141,545)
  Amortization of:
     Net initial asset..........................       (798)     (1,325)     (1,818)
     Prior service cost.........................      8,697       8,815       8,473
     Net actuarial loss.........................     41,177      10,472       4,386
  Loss/(gain) due to curtailment, settlement and
     special termination benefits...............     (2,348)     13,356       1,694
                                                  ---------   ---------   ---------
Net periodic benefit (income) cost..............     52,670      21,176      (1,975)
Defined contribution plans......................     22,493      24,786      19,314
                                                  ---------   ---------   ---------
Total pension cost..............................     75,163      45,962      17,339
Less pension cost associated with discontinued
  operations....................................         --      (5,901)     (4,926)
                                                  ---------   ---------   ---------
Pension cost associated with continuing
  operations....................................  $  75,163   $  40,061   $  12,413
                                                  =========   =========   =========

     The weighted-average rates used for the years ended April 28, 2004, April 30, 2003 and May 1, 2002 in determining the defined benefit plans' net pension costs were as follows:

                                                              2004    2003    2002
                                                              ----    ----    ----
Expected rate of return.....................................  8.2%    8.9%    9.2%
Discount rate...............................................  5.9%    6.6%    6.7%
Compensation increase rate..................................  4.0%    4.2%    4.3%

     The Company's expected rate of return is determined based on a methodology that considers investment real returns for certain asset classes over historic periods of various durations, in conjunction with the long-term outlook for inflation (i.e. "building block" approach). This methodology is applied to the actual asset allocation, which is in line with the investment policy guidelines for each plan. The Company also considers long-term rates of return for each asset class based on projections from consultants and investment advisers regarding the expectations of future investment performance of capital markets.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

  PLAN ASSETS:

     The Company's defined benefit pension plans' weighted average asset allocation at April 28, 2004 and April 30, 2003 and weighted average target allocation were as follows:

                                                            Plan Assets at
                                                            --------------      Target
Asset Category                                              2004     2003     Allocation
--------------                                              -----    -----    ----------
  Equity securities......................................     63%      57%        64%
  Debt securities........................................     33%      40%        34%
  Real estate............................................      1%       1%         1%
     Other...............................................      3%       2%         1%
                                                             ---      ---        ---
                                                             100%     100%       100%

     The underlying basis of the investment strategy of the Company's defined benefit plans is to ensure that pension funds are available to meet the plans' benefit obligations when they are due. The Company's investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans' benefit payment cash flow requirements. Company common stock held as part of the Equity Securities amounted to less than one percent of Plan assets at April 28, 2004 and April 30, 2003.

  CASH FLOWS:

     The Company contributed approximately $202 million to the defined benefit plans in fiscal 2004. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $40 million, however actual contributions may be affected by pension asset and liability valuations during the year.

     Benefit payments expected in future years are as follows (dollars in thousands):

2005........................................................   $110,000
2006........................................................   $112,000
2007........................................................   $115,000
2008........................................................   $119,000
2009........................................................   $124,000
Years 2010-2014.............................................   $687,000

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND OTHER POST EMPLOYMENT
     BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company's U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements and may modify plan provisions or terminate plans at its discretion.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following table sets forth the combined status of the Company's postretirement benefit plans at April 28, 2004 and April 30, 2003.

                                                                 2004         2003
                                                              ----------   ----------
                                                              (Dollars in thousands)
Change in benefit obligation:
  Benefit obligation at the beginning of the year...........  $ 248,486    $ 226,368
  Service cost..............................................      4,802        5,089
  Interest cost.............................................     15,277       15,559
  Participants' contributions...............................      1,552        1,540
  Actuarial loss............................................     28,913       39,124
  Spin off of SKF Foods.....................................         --      (25,346)
  Special termination benefits..............................        749        3,054
  Benefits paid.............................................    (21,551)     (18,759)
  Exchange/other............................................      1,121        1,857
                                                              ---------    ---------
     Benefit obligation at the end of the year..............    279,349      248,486
                                                              ---------    ---------
Funded status...............................................   (279,349)    (248,486)
Unamortized prior service cost..............................    (11,071)      (8,804)
Unamortized net actuarial loss/(gain).......................     82,997       53,627
                                                              ---------    ---------
Net accrued benefit liability...............................  $(207,423)   $(203,663)
                                                              =========    =========

     The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at April 28, 2004 and April 30, 2003 was 6.2% and 6.3%, respectively.

     Net postretirement costs consisted of the following:

                                                         2004      2003      2002
                                                        -------   -------   -------
                                                          (Dollars in thousands)
Components of defined benefit net periodic benefit
  cost:
  Service cost........................................  $ 4,802   $ 5,089   $ 4,668
  Interest cost.......................................   15,277    15,559    13,395
  Amortization of:
     Prior service cost...............................   (2,292)   (1,241)     (728)
     Net actuarial loss/(gain)........................    3,801       732    (2,170)
  Loss due to curtailment and special termination
     benefits.........................................      749     3,054       551
                                                        -------   -------   -------
Net periodic benefit cost.............................   22,337    23,193    15,716
Less periodic benefit cost associated with
  discontinued operations.............................       --    (2,291)   (3,831)
                                                        -------   -------   -------
Periodic benefit cost associated with continuing
  operations..........................................  $22,337   $20,902   $11,885
                                                        =======   =======   =======

     The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 6.3% in 2004, 7.2% in 2003 and 7.5% in 2002.

     The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 10.6% for 2005, gradually decreases to 5.0% by

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

2010 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Increase   1% Decrease
                                                            -----------   -----------
                                                             (Dollars in thousands)
Effect on total service and interest cost components......    $ 2,117      $ (1,866)
Effect on postretirement benefit obligation...............     23,649       (21,058)

     During Fiscal 2003, the Company transferred a net accrued benefit liability of $24.0 million as a result of the spin off of SKF Foods.

  CASH FLOWS:

     The Company contributed $20.0 million for benefit payments in the postretirement medical plans in Fiscal 2004. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Contributions for the next fiscal year are expected to be approximately $20 million.

     Benefit payments expected in future years are as follows (dollars in thousands):

2005........................................................   $ 20,000
2006........................................................   $ 24,000
2007........................................................   $ 21,000
2008........................................................   $ 22,000
2009........................................................   $ 23,000
Years 2010-2014.............................................   $118,000

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative and non-derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

  FOREIGN CURRENCY HEDGING:

     The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $13.4 million (net of income taxes of $7.8 million), $41.9 million (net of income taxes of $23.5 million) and $2.4 million (net of income taxes of $1.4 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the years ended April 28, 2004, April 30, 2003 and May 1, 2002, respectively.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

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

  INTEREST RATE HEDGING:

     The Company uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

  HEDGE INEFFECTIVENESS:

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was a net gain of $0.4 million for the year ended April 28, 2004 and a net loss of $0.8 million and $0.3 million for the years ended April 30, 2003 and May 1, 2002, respectively. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

  DEFERRED HEDGING GAINS AND LOSSES:

     As of April 28, 2004, the Company is hedging forecasted transactions for periods not exceeding one year. During the next 12 months, the Company expects $6.4 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings. Net deferred losses reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 28, 2004 and May 1, 2002, and totaled $0.6 million for the year ended April 30, 2003.

  OTHER ACTIVITIES:

     The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency, commodity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes. In connection with one of the interest rate swaps, the Company maintains a cash investment with the counterparty and receives a market rate of interest. The amount of the cash investment fluctuates and was $165.6 million at April 28, 2004.

     At April 28, 2004, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $983 million and $3.68 billion, respectively. The Company had no outstanding commodity contracts at April 28, 2004. At April 30, 2003, the Company had outstanding currency exchange, commodity, and interest rate derivative contracts with notional amounts of $715 million, $21 million, and $2.95 billion, respectively. The fair value of derivative

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
financial instruments was a net asset of $123 million and $300 million at April 28, 2004 and April 30, 2003, respectively.

  CONCENTRATION OF CREDIT RISK:

     Counterparties to currency exchange and interest rate derivatives consist of large major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2004, no single customer represented more than 10% of the Company's sales.

15.  NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

                                                           Fiscal Year Ended
                                             ---------------------------------------------
                                             April 28, 2004   April 30, 2003   May 1, 2002
                                               (52 Weeks)       (52 Weeks)     (52 Weeks)
                                             --------------   --------------   -----------
                                                        (Amounts in thousands)
Income from continuing operations before
  cumulative effect of change in accounting
  principle................................     $778,933         $555,359       $675,181
Preferred dividends........................           16               19             20
                                                --------         --------       --------
Income from continuing operations
  applicable to common stock before
  cumulative effect of change in accounting
  principle................................      778,917          555,340        675,161
Cumulative effect of change in accounting
  principle................................           --          (77,812)            --
                                                --------         --------       --------
Income from continuing operations
  applicable to common stock...............     $778,917         $477,528       $675,161
                                                ========         ========       ========
Average common shares outstanding--basic...      351,810          351,250        349,921
Effect of dilutive securities:
  Convertible preferred stock..............          145              147            162
  Stock options and restricted stock.......        2,417            2,747          2,789
                                                --------         --------       --------
Average common shares
  outstanding--diluted.....................      354,372          354,144        352,872
                                                ========         ========       ========

     Stock options outstanding of 16.6 million, 18.4 million and 14.9 million as of April 28, 2004, April 30, 2003 and May 1, 2002, respectively, were not included in the above net income per diluted share calculations because to do so would have been antidilutive for the periods presented.

16.  SEGMENT INFORMATION

     The Company's reportable segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     In the first quarter of Fiscal 2004, the Company changed its segment reporting to reflect changes in organizational structure and management of its businesses. The Company is now managing and reporting its North American businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Changes in the remaining segments involve the reclassification of certain operating and non-operating businesses between existing segments. Prior periods have been restated to conform to the current presentation. Descriptions of the Company's reportable segments are as follows:

     - NORTH AMERICAN CONSUMER PRODUCTS--This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America and includes our Canadian business.

     - U.S. FOODSERVICE--This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups and desserts.

     - EUROPE--This segment includes the Company's operations in Europe and sells products in all of the Company's core categories.

     - ASIA/PACIFIC--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore, and Thailand. This segment's operations include products in all of the Company's core categories.

     - OTHER OPERATING ENTITIES--This segment includes the Company's operations in Africa, India, Latin America, the Middle East and other areas that sell products in all of the Company's core categories. During Fiscal 2003, the Company deconsolidated its Zimbabwe operations that have historically been reported in this segment.

     The Company's management evaluates performance based on several factors including net sales, operating income excluding special items, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company's management.

     The following table presents information about the Company's reportable segments.

                                                      Fiscal Year Ended
                         ----------------------------------------------------------------------------
                         April 28,    April 30,                  April 28,    April 30,      May 1,
                            2004         2003      May 1, 2002      2004         2003         2002
                         (52 Weeks)   (52 Weeks)   (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)
                         ----------   ----------   -----------   ----------   ----------   ----------
                                  Net External Sales                      Intersegment Sales
                         -------------------------------------   ------------------------------------
                                                    (Dollars in thousands)
North American
  Consumer Products....  $2,064,937   $2,114,020   $ 2,105,899   $   55,379   $   55,763   $   63,932
U.S. Foodservice.......   1,428,641    1,315,465     1,282,537       15,310       16,124       11,903
Europe.................   3,287,737    3,036,581     2,735,652       13,644       17,018       15,756
Asia/Pacific...........   1,258,556    1,078,849       912,581        2,911        3,281        2,944
Other Operating
  Entities.............     374,667      691,921       577,367        2,188        2,174        1,591
Non-Operating (a)......          --           --            --      (89,432)     (94,360)     (96,126)
                         ----------   ----------   -----------   ----------   ----------   ----------
Consolidated Totals....  $8,414,538   $8,236,836   $ 7,614,036   $       --   $       --   $       --
                         ==========   ==========   ===========   ==========   ==========   ==========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                                                                  Operating Income (Loss) Excluding (b)
                                Operating Income (Loss)                       Special Items
                         -------------------------------------   ---------------------------------------
North American Consumer
  Products.............  $  474,129   $  391,656   $   505,717   $  479,453    $  452,543    $  470,056
U.S. Foodservice.......     211,129      191,681       222,680      215,029       197,584       264,489
Europe.................     639,157      541,724       528,960      615,403       600,659       532,572
Asia/Pacific...........     146,190      100,460        71,508      146,190       107,109        71,567
Other Operating
  Entities.............      29,934      111,190        76,012       30,934       111,190        75,812
Non-Operating (a)......    (121,282)    (162,895)     (105,005)    (115,424)     (107,878)     (102,260)
                         ----------   ----------   -----------   ----------    ----------    ----------
Consolidated Totals....  $1,379,257   $1,173,816   $ 1,299,872   $1,371,585    $1,361,207    $1,312,236
                         ==========   ==========   ===========   ==========    ==========    ==========

                          Depreciation and Amortization Expenses          Capital Expenditures (c)
                         ----------------------------------------   ------------------------------------
Total North America....  $   88,110   $   81,702   $    96,962   $  110,946    $   60,289    $   84,404
Europe.................      97,924       93,988       104,314       73,212        59,010        69,911
Asia/Pacific...........      32,522       22,167        26,427       36,870        24,688        24,773
Other Operating
  Entities.............       7,403        8,035        11,237        9,202         5,635         9,819
Non-Operating (a)......       7,984        8,870         3,908        1,731         4,347         4,947
                         ----------   ----------   -----------   ----------    ----------    ----------
Consolidated Totals....  $  233,943   $  214,762   $   242,848   $  231,961    $  153,969    $  193,854
                         ==========   ==========   ===========   ==========    ==========    ==========

                                  Identifiable Assets
                         -------------------------------------
Total North America....  $3,356,878   $3,468,639   $ 5,469,722
Europe.................   3,788,378    3,331,420     3,184,158
Asia/Pacific...........   1,242,953    1,088,462       916,479
Other Operating
  Entities.............     276,130      255,991       347,643
Non-Operating (d)......   1,212,850    1,080,239       360,352
                         ----------   ----------   -----------
Consolidated Totals....  $9,877,189   $9,224,751   $10,278,354
                         ==========   ==========   ===========

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) FISCAL YEAR ENDED APRIL 28, 2004: Excludes the gain on disposal of the bakery business in Northern Europe, reorganization costs and the write down of pizza crust assets in the United Kingdom as follows: North American Consumer Products $5.3 million, U.S. Foodservice $3.9 million, Europe $(23.8) million, Other Operating Entities $1.0 million, and Non-Operating $5.9 million.
     FISCAL YEAR ENDED APRIL 30, 2003: Excludes Del Monte transaction related costs, costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses as follows: North American Consumer Products $60.9 million, U.S. Foodservice $5.9 million, Europe $58.9 million, Asia/Pacific $6.6 million and Non-Operating $55.0 million.
     FISCAL YEAR ENDED MAY 1, 2002: Excludes restructuring and implementation costs of the Streamline initiative as follows: North American Consumer Products $6.1 million, Europe $3.6 million, Asia/Pacific $(0.1) million and Non-Operating $2.7 million.

(c)  Excludes property, plant and equipment obtained through acquisitions.

(d) Includes identifiable assets not directly attributable to operating segments.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The Company's revenues are generated via the sale of products in the following categories:

                                                                            Fiscal Year Ended
                                                              ---------------------------------------------
                                                                April 28,        April 30,        May 1,
                                                                   2004             2003           2002
                                                                (52 Weeks)       (52 Weeks)     (52 Weeks)
                                                              --------------   --------------   -----------
                                                                               (Unaudited)
                                                                         (Dollars in thousands)
Ketchup, condiments and sauces..............................    $3,047,662       $2,766,134     $2,678,807
Frozen foods................................................     1,947,777        1,972,200      1,999,501
Convenience Meals...........................................     1,874,272        1,696,977      1,444,544
Infant foods................................................       908,469          871,801        793,281
Other.......................................................       636,358          929,724        697,903
                                                                ----------       ----------     ----------
Total.......................................................    $8,414,538       $8,236,836     $7,614,036
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

                                                             Fiscal Year Ended
                       ---------------------------------------------------------------------------------------------
                                    Net External Sales                               Long-Lived Assets
                       ---------------------------------------------   ---------------------------------------------
                         April 28,        April 30,        May 1,
                            2004             2003           2002         April 28,        April 30,        May 1,
                         (52 Weeks)       (52 Weeks)     (52 Weeks)         2004             2003           2002*
                       --------------   --------------   -----------   --------------   --------------   -----------
                                                          (Dollars in thousands)
United States........    $3,167,424       $3,114,105     $3,049,215      $1,857,041       $1,830,059     $2,776,227
United Kingdom.......     1,703,748        1,574,258      1,408,642         707,763          660,752        434,405
Other................     3,543,366        3,548,473      3,156,179       2,246,217        2,061,404      2,529,517
                         ----------       ----------     ----------      ----------       ----------     ----------
Total................    $8,414,538       $8,236,836     $7,614,036      $4,811,021       $4,552,215     $5,740,149
                         ==========       ==========     ==========      ==========       ==========     ==========

* Amounts include discontinued operations.

17.  QUARTERLY RESULTS

                                                                    2004
                                       --------------------------------------------------------------
                                         First        Second       Third        Fourth       Total
                                       (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                       ----------   ----------   ----------   ----------   ----------
                                                                (Unaudited)
                                              (Dollars in thousands, except per share amounts)
Sales................................  $1,895,524   $2,090,461   $2,097,181   $2,331,372   $8,414,538
Gross profit.........................     707,076      781,218      779,247      820,716    3,088,257
Income from continuing operations....     186,825      191,487      202,237      198,384      778,933
Per Share Amounts:
Income from continuing
  operations--diluted................  $     0.53   $     0.54   $     0.57   $     0.56   $     2.20
Income from continuing
  operations--basic..................        0.53         0.54         0.58         0.56         2.21
Cash dividends.......................        0.27         0.27         0.27         0.27         1.08

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                                                                    2003
                                       --------------------------------------------------------------
                                         First        Second       Third        Fourth       Total
                                       (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                       ----------   ----------   ----------   ----------   ----------
                                                                (Unaudited)
                                              (Dollars in thousands, except per share amounts)
Sales................................  $1,839,314   $2,099,170   $2,105,003   $2,193,349   $8,236,836
Gross profit.........................     672,679      750,979      762,045      746,771    2,932,474
Income from continuing operations....      76,560      168,537      129,849      102,601      477,547
Per Share Amounts:
Income from continuing
  operations--diluted................  $     0.22   $     0.48   $     0.37   $     0.29   $     1.35
Income from continuing
  operations--basic..................        0.22         0.48         0.37         0.29         1.36
Cash dividends.......................      0.4050       0.4050       0.4050       0.2700       1.4850

     The first quarter of Fiscal 2004 includes the gain on sale of the bakery business in Northern Europe of $13.3 million after-tax, reorganization costs of $3.4 million after-tax and the write down of pizza crust assets in the United Kingdom of $2.8 million after-tax.

     The fourth quarter of Fiscal 2004 includes reorganization costs of $7.6 million after-tax.

     The first quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $11.6 million after-tax.

     The second quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $6.9 million after-tax.

     The third quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $51.5 million after-tax and the loss on the disposal of a non-strategic business of $10.1 million after-tax.

     The fourth quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $43.0 million after-tax and losses on the exit of non-strategic businesses of $39.2 million after-tax.

18.  COMMITMENTS AND CONTINGENCIES

  LEGAL MATTERS:

     Certain suits and claims have been filed against the Company and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  LEASE COMMITMENTS:

     Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $113.0 million in 2004, $95.2 million in 2003 and $91.3 million in 2002. Future lease payments for non-cancelable operating leases as of April 28, 2004 totaled $456.1 million (2005-$63.9 million, 2006-$51.0 million, 2007-$37.5 million, 2008-$27.8 million, 2009-$27.4 million and thereafter-$248.4 million).

     No significant credit guarantees existed between the Company and third parties as of April 28, 2004.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

19.  ADVERTISING COSTS

     Advertising expenses (including production and communication costs) for fiscal years 2004, 2003 and 2002 were $360.4 million, $370.9 million and $346.2 million, respectively, and are recorded either as a reduction of revenue or as a component of SG&A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 2004. The information regarding the audit committee financial expert is set forth under the captions "Report of the Audit Committee" and "Relationship with Independent Auditors" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on September 8, 2004. The Company's Code of Conduct applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company's Audit, Management Development & Compensation, Corporate Governance, and Public Issues Committees, as well as periodic and current reports filed with the SEC are available on the Company's website, www.heinz.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 2004. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company's equity compensation plans at April 28, 2004 were as follows.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                  (a)                     (b)                      (c)
                                        -----------------------   --------------------   ------------------------
                                                                                           Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                        Number of securities to     Weighted-average           under equity
                                        be issued upon exercise    exercise price of        compensation Plans
                                        of outstanding options,   outstanding options,    (excluding securities
                                          warrants and rights     warrants and rights    reflected in column (a))
                                        -----------------------   --------------------   ------------------------
Equity Compensation plans approved by
  stockholders........................        39,008,454                 $37.32                 17,785,026
Equity Compensation plans not approved
  by stockholders (1)(2)(3)...........           182,619                    N/A(4)                     N/A(1)(5)
                                              ----------                 ------                 ----------
Total.................................        39,191,073                 $37.32                 17,785,026
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

(2) Historically, the Company has awarded between 300 and 700 shares to non-employee directors on an annual basis as discretionary grants in lieu of cash compensation. These grants were not awarded under any equity compensation plan and were in addition to 300 shares awarded annually to non-employee directors under the H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors, which was approved by the Company's shareholders. All shares issued to non-employee directors are now issued under the shareholder-approved Fiscal Year 2003 Stock Incentive Plan and Stock Compensation Plan for Non-Employee Directors.

(3) The Executive Deferred Compensation Plan, as amended and restated on December 27, 2001 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated on January 1, 2004, permits full-time salaried personnel based in the US who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors shall administer the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(4) The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

(5) The maximum number of shares of Common Stock that the Chief Executive Officer may grant under the Restricted Stock Plan has been established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares shall not exceed in any plan year 1% of all then outstanding shares of Common Stock.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 2004. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Security Ownership of Certain Principal Shareholders" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 2004. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES.

     Information relating to the principal auditor's fees and services is set forth under the caption "Relationship With Independent Auditors" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held September 8, 2004. Such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    The following financial statements and report are filed as part of this report under Item
          8--"Financial Statements and Supplementary Data":
                    Consolidated Balance Sheets as of April 28, 2004 and April 30, 2003
                    Consolidated Statements of Income for the fiscal years ended April 28, 2004,
                    April 30, 2003 and May 1, 2002
                    Consolidated Statements of Shareholders' Equity for the fiscal years ended April
                    28, 2004, April 30, 2003 and May 1, 2002
                    Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2004,
                    April 30, 2003 and May 1, 2002
                    Notes to Consolidated Financial Statements
                    Report of Independent Registered Public Accounting Firm of
                    PricewaterhouseCoopers LLP dated June 4, 2004, on the Company's consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 28, 2004, April 30, 2003 and May 1, 2002
   (2)    The following report and schedule is filed herewith as a part hereof:
                    Consent of Independent Registered Public Accounting Firm of
                    PricewaterhouseCoopers LLP dated June 17, 2004 filed as a part hereof
                    Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 28, 2004, April 30, 2003 and May 1, 2002
                    All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
   (3)    Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
          3(i)      The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended April 27, 1994.
          3(ii)     The Company's By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q
                    for the three months ended July 31, 2002.
          4.        Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
                    (a)       The Indenture between the Company and Bank One, National Association dated November 6, 2000, is incorporated herein by reference to Exhibit
                              4 to the Company's Quarterly Report on Form 10-Q for the nine months ended January 31, 2001.
                              (i)       The Supplement dated May 3, 2001 to the Indenture between
                                        the Company and Bank One, National Association dated as of
                                        November 6, 2000 is incorporated herein by reference to
                                        Exhibit 4 (b)(i) of the Company's Form 10-K for the fiscal year ended May 2, 2001.

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

                              (xiii)    Form of Severance Protection Agreement is incorporated
                                        herein by reference to Exhibit 10(a)(xiv) to the Company's
                                        Annual Report on Form 10-K for the fiscal year ended May 3,
                                        2000.
                              (xiv)     H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                                        Statement dated August 4, 2000.
                              (xv)      H. J. Heinz Company Executive Estate Life Insurance Program
                                        is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
                              (xvi)     H. J. Heinz Company Restricted Stock Recognition Plan for
                                        Salaried Employees is incorporated herein by reference to
                                        Exhibit 10(a)(xvi) to the Company's Annual Report on Form
                                        10-K for the fiscal year ended May 1, 2002.
                              (xvii)    Retirement Agreement for Mr. Williams is incorporated by
                                        reference to Exhibit 10(a)(xvii) of the Company's Annual
                                        Report on Form 10-K for the fiscal year ended May 1, 2002.
                              (xviii)   Retirement Agreement for Mr. Wamhoff is incorporated by
                                        reference to Exhibit 10(a)(xviii) of the Company's Annual
                                        Report on Form 10-K for the fiscal year ended May 1, 2002.
                              (xix)     H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is
                                        incorporated by reference to the Company's Proxy Statement dated August 2, 2002.
                              (xx)      H. J. Heinz Company Senior Executive Incentive Compensation
                                        Plan is incorporated by reference to the Company's Proxy
                                        Statement dated August 2, 2002.
                              (xxi)     Form of First Amendment to Severance Protection Agreement
                                        incorporated by reference to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended April 30, 2003.
                              (xxii)    Deferred Compensation Plan for Non-Employee Directors of H.
                                        J. Heinz Company (as amended and restated effective January
                                        1, 2004), is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the
                                        quarterly period ended January 28, 2004.
          12.       Computation of Ratios of Earnings to Fixed Charges.
          21.       Subsidiaries of the Registrant.
          23.       The following Exhibit is filed by incorporation by reference to Item 15(a)(2) of this Report:
                    (a)    Consent of PricewaterhouseCoopers LLP.
          24.       Powers-of-attorney of the Company's directors.
          31(a)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
          31(b)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
          32(a)     Certification by the Chief Executive Officer Relating to the Annual Report
                    Containing Financial Statements.*
          32(b)     Certification by the Chief Financial Officer Relating to the Annual Report
                    Containing Financial Statements.*

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.
---------------
* The Exhibit attached to this Form 10-K shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) During the last fiscal quarter of the period covered by this Report, the Company filed the following Current Reports on Form 8-K:

                              (i)       February 4, 2004, relating to its press release regarding
                                        the acquisition of assets of a Canadian entity.
                              (ii)      February 18, 2004, relating to its press release regarding quarterly growth and earnings in Fiscal Year 2004.
                              (iii)     February 25, 2004, relating to its press release regarding increased net income in the third quarter of fiscal year
                                        2004.
                              (iv)      March 11, 2004, relating to its press release regarding
                                        increased quarterly dividends beginning July 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2004.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 17, 2004.

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

          /s/ EDWARD J. MCMENAMIN                  Vice President-Finance
............................................        (Principal Accounting Officer)
            EDWARD J. MCMENAMIN

William R. Johnson          Director
Charles E. Bunch            Director
Mary C. Choksi              Director
Leonard S. Coleman, Jr.     Director
Peter H. Coors              Director
Edith E. Holiday            Director
Candace Kendle              Director
Dean R. O'Hare              Director
Lynn C. Swann               Director
Thomas J. Usher             Director

James M. Zimmerman          Director
By
                                                 /s/ ARTHUR B. WINKLEBLACK
                                        ........................................
                                                   ARTHUR B. WINKLEBLACK
                                                      Attorney-in-Fact

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623,
333-13849, 333-87419, 333-49728, 333-100820 and 333-116534) of H. J. Heinz
Company and Subsidiaries of our report dated June 4, 2004 relating to the financial statements and the financial statement schedule, which appears as part of this report under Item 8--"Financial Statements and Supplementary Data".

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 17, 2004

                                                                     SCHEDULE II

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FISCAL YEARS ENDED APRIL 28, 2004, APRIL 30, 2003 AND MAY 1, 2002
                             (THOUSANDS OF DOLLARS)

                                                               Additions
                                                         ----------------------
                                            Balance at   Charged to    Charged                     Balance at
                                            beginning    costs and    to other                       end of
Description                                 of period     expenses    accounts    Deductions         period
-----------                                 ----------   ----------   ---------   ----------       ----------
Fiscal year ended April 28, 2004:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 22,199     $12,457        $--       $13,343(1)       $ 21,313
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         Assets...........................   $     --     $    --        $--       $    --          $     --
                                             ========     =======        ==        =======          ========
      Deferred tax assets (2).............   $ 62,754     $ 8,133        $         $51,288          $ 19,599
                                             ========     =======        ==        =======          ========
Fiscal year ended April 30, 2003:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 15,654     $ 7,301        $--       $   756          $ 22,199
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         Assets...........................   $    624     $    --        $--       $   624          $     --
                                             ========     =======        ==        =======          ========
      Deferred tax assets (3).............   $100,358     $ 9,341        $--       $46,945          $ 62,754
                                             ========     =======        ==        =======          ========
Fiscal year ended May 1, 2002:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables.........................   $ 15,075     $11,094        $--       $10,515(1)       $ 15,654
                                             ========     =======        ==        =======          ========
      Investments, advances and other
         Assets...........................   $  1,114     $    --        $--       $   490          $    624
                                             ========     =======        ==        =======          ========
      Deferred tax assets (4).............   $ 60,298     $50,392        $--       $10,332          $100,358
                                             ========     =======        ==        =======          ========

NOTES:

(1) Principally reserves on assets sold, written-off, reclassified or spun off.

(2) The net change in the valuation allowance for deferred tax assets was a decrease of $43.2 million. The decrease was due to reductions in the valuation allowance related to changes in judgment about the realizability of deferred tax assets related to loss carryforwards ($10.3 million), decreases in deferred tax assets for foreign tax credit carryforward ($31.4 million) and loss carryforwards ($9.6 million). The decrease was partially offset by increases in the valuation allowance related to additional deferred tax assets for loss carryforwards ($8.1 million). See Note 7 to the Consolidated Financial Statements on pages 45 through 46 of this Form 10-K for the fiscal year ended April 28, 2004.

(3) The net change in the valuation allowance for deferred tax assets was a decrease of $37.6 million. The decrease was due to reductions in the valuation allowance related to decreases in deferred tax assets for foreign tax credit carryforward ($39.2 million) and loss carryforwards ($7.7 million). The decrease was partially offset by increases in the valuation allowance related to additional deferred tax assets for loss carryforwards ($6.6 million). See Note 7 to the Consolidated Financial Statements on pages 45 through 46 of this Form 10-K for the fiscal year ended April 30, 2003.

(4) The net change in the valuation allowance for deferred tax assets was an increase of $40.1 million. The increase was due to increases in the valuation allowance related to additional deferred tax assets for foreign tax credit carryforward ($36.8 million) and loss carryforwards ($13.6 million). The increase was partially offset by decreases in the valuation allowance related to reduction in deferred tax assets for loss carryforwards ($10.3 million). See Note 7 to the Consolidated Financial Statements on pages 45 through 46 of this Form 10-K for the fiscal year ended May 1, 2002.

                                 EXHIBIT INDEX

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
          Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

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

                              (i)       The Supplement dated May 3, 2001 to the Indenture between
                                        the Company and Bank One, National Association dated as of
                                        November 6, 2000 is incorporated herein by reference to Ex-
                                        hibit 4(b)(i) of the Company's Form 10-K for the fiscal year ended May 2, 2001.

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

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
                    (iii)     H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to the Company's
                              Annual Report on Form 10-K for the fiscal year ended May 2, 1990.

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

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
                    (xvii)    Retirement Agreement for Mr. Williams is incorporated by reference to
                              Exhibit 10(a)(xvii) of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

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

                    (xxi)     Form of First Amendment to Severance Protection Agreement incorpo-
                              rated by reference to the Company's Annual Report on Form 10-K for the
                              fiscal year ended April 30, 2003.

                    (xxii)    Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz
                              Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company's
                              Quarterly Report on Form 10-Q for the quarterly period ended January
                              28, 2004.

          12.       Computation of Ratios of Earnings to Fixed Charges.

          21.       Subsidiaries of the Registrant.

          23.       The following Exhibit is filed by incorporation by reference to Item 15(a)(2) of this Report: (a) Consent of PricewaterhouseCoopers LLP.

          24.       Powers-of-attorney of the Company's directors.

          31(a)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

          31(b)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

          32(a)     Certification by the Chief Executive Officer Relating to the Annual Report
                    Containing Financial Statements.*

          32(b)     Certification by the Chief Financial Officer Relating to the Annual Report
                    Containing Financial Statements.*

---------------
* The Exhibit attached to this Form 10-K shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.