Form 10-Q
period 2004-07-28
HEINZ H J CO
filed 2004-08-24
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE THREE MONTHS ENDED JULY 28, 2004           COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $0.25 per share, outstanding as of August 20, 2004 was 349,448,646 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 28, 2004    July 30, 2003
                                                                 FY 2005          FY 2004
                                                              -------------    -------------
                                                                       (Unaudited)
                                                                  (In Thousands, Except
                                                                    per Share Amounts)

Sales.......................................................   $2,003,026       $1,895,524
Cost of products sold.......................................    1,264,273        1,188,448
                                                               ----------       ----------
Gross profit................................................      738,753          707,076
Selling, general and administrative expenses................      399,099          358,000
                                                               ----------       ----------
Operating income............................................      339,654          349,076
Interest income.............................................        6,661            5,765
Interest expense............................................       53,346           52,237
Other expense, net..........................................        6,383           16,979
                                                               ----------       ----------
Income from continuing operations before income taxes.......      286,586          285,625
Provision for income taxes..................................       91,750           98,800
                                                               ----------       ----------
Income from continuing operations...........................      194,836          186,825
Income from discontinued operations, net of tax.............           --           27,200
                                                               ----------       ----------
Net income..................................................   $  194,836       $  214,025
                                                               ==========       ==========
Income per common share
  Diluted
     Continuing operations..................................   $     0.55       $     0.53
     Discontinued operations................................           --             0.08
                                                               ----------       ----------
       Net income...........................................   $     0.55       $     0.60
                                                               ==========       ==========
  Average common shares outstanding--diluted................      354,977          354,522
                                                               ==========       ==========
  Basic
     Continuing operations..................................   $     0.56       $     0.53
     Discontinued operations................................           --             0.08
                                                               ----------       ----------
       Net income...........................................   $     0.56       $     0.61
                                                               ==========       ==========
  Average common shares outstanding--basic..................      351,366          352,094
                                                               ==========       ==========
Cash dividends per share....................................   $    0.285       $     0.27
                                                               ==========       ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 28, 2004   April 28, 2004*
                                                                 FY 2005          FY 2004
                                                              -------------   ---------------
                                                               (Unaudited)
                                                                  (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................   $1,173,637       $1,180,039
Receivables, net............................................      953,639        1,093,155
Inventories.................................................    1,167,564        1,156,932
Prepaid expenses and other current assets...................      262,386          180,670
                                                               ----------       ----------
     Total current assets...................................    3,557,226        3,610,796
                                                               ----------       ----------

Property, plant and equipment...............................    3,750,702        3,727,224
Less accumulated depreciation...............................    1,699,051        1,669,938
                                                               ----------       ----------
     Total property, plant and equipment, net...............    2,051,651        2,057,286
                                                               ----------       ----------

Goodwill....................................................    1,977,529        1,959,914
Trademarks, net.............................................      644,510          643,901
Other intangibles, net......................................      147,684          149,920
Other non-current assets....................................    1,381,886        1,455,372
                                                               ----------       ----------
     Total other non-current assets.........................    4,151,609        4,209,107
                                                               ----------       ----------

     Total assets...........................................   $9,760,486       $9,877,189
                                                               ==========       ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 28, 2004    April 28, 2004*
                                                                 FY 2005           FY 2004
                                                              -------------    ---------------
                                                               (Unaudited)
                                                                   (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................   $   13,026        $   11,434
Portion of long-term debt due within one year...............      426,508           425,016
Accounts payable............................................      910,085         1,063,113
Salaries and wages..........................................       44,947            50,101
Accrued marketing...........................................      188,298           230,495
Other accrued liabilities...................................      347,819           361,596
Income taxes................................................      319,087           327,313
                                                               ----------        ----------
     Total current liabilities..............................    2,249,770         2,469,068
                                                               ----------        ----------

Long-term debt..............................................    4,523,797         4,537,980
Deferred income taxes.......................................      330,542           313,343
Non-pension postretirement benefits.........................      191,841           192,599
Other liabilities and minority interest.....................      497,307           470,010
                                                               ----------        ----------
     Total long-term liabilities............................    5,543,487         5,513,932

Shareholders' Equity:
Capital stock...............................................      107,868           107,868
Additional capital..........................................      423,919           403,043
Retained earnings...........................................    4,951,797         4,856,918
                                                               ----------        ----------
                                                                5,483,584         5,367,829

Less:
  Treasury stock at cost (80,564,216 shares at July 28, 2004
     and 79,139,249 shares at April 28, 2004)...............    3,001,340         2,927,839
  Unearned compensation.....................................       38,544            32,275
  Accumulated other comprehensive loss......................      476,471           513,526
                                                               ----------        ----------
     Total shareholders' equity.............................    1,967,229         1,894,189
                                                               ----------        ----------
     Total liabilities and shareholders' equity.............   $9,760,486        $9,877,189
                                                               ==========        ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 28, 2004    July 30, 2003
                                                                 FY 2005          FY 2004
                                                              -------------    -------------
                                                                       (Unaudited)
                                                                  (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income................................................   $  194,836        $ 214,025
  Income from discontinued operations, net of tax...........           --          (27,200)
                                                               ----------        ---------
  Income from continuing operations.........................      194,836          186,825
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................       53,654           51,857
    Amortization............................................        5,429            4,375
    Deferred tax provision..................................       34,657           19,529
    Gain on sale of the Northern Europe bakery business.....           --          (26,338)
    Other items, net........................................       27,483              949
    Changes in current assets and liabilities, excluding
     effects of acquisitions and divestitures:
      Receivables...........................................      129,979          166,734
      Inventories...........................................       (6,936)          (8,314)
      Prepaid expenses and other current assets.............      (50,799)         (75,345)
      Accounts payable......................................     (169,936)         (67,228)
      Accrued liabilities...................................      (63,119)         (59,088)
      Income taxes..........................................       30,932           71,980
                                                               ----------        ---------
         Cash provided by operating activities..............      186,180          265,936
                                                               ----------        ---------
Cash Flows from Investing Activities:
    Capital expenditures....................................      (38,440)         (29,597)
    Acquisitions, net of cash acquired......................       (8,393)         (61,298)
    Proceeds from divestitures..............................       19,179           57,938
    Other items, net........................................       (6,814)           4,873
                                                               ----------        ---------
         Cash used for investing activities.................      (34,468)         (28,084)
                                                               ----------        ---------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................       (6,170)         (40,356)
    Proceeds from/(payments on) commercial paper and
     short-term debt, net...................................        1,650         (123,921)
    Dividends...............................................      (99,970)         (95,096)
    Purchases of treasury stock.............................     (101,913)         (38,796)
    Exercise of stock options...............................       34,688           34,643
    Other items, net........................................       11,323           12,466
                                                               ----------        ---------
         Cash used for financing activities.................     (160,392)        (251,060)
                                                               ----------        ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        2,278           16,210
Net (decrease)/increase in cash and cash equivalents........       (6,402)           3,002
Cash and cash equivalents at beginning of year..............    1,180,039          801,732
                                                               ----------        ---------
Cash and cash equivalents at end of period..................   $1,173,637        $ 804,734
                                                               ==========        =========

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

     These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report on Form 10-K for the year ended April 28, 2004.

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, the Company transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte. Net income from discontinued operations for the three months ended July 30, 2003 reflects the favorable settlement of tax liabilities related to the spun off businesses.

(3)  SPECIAL ITEMS

     DIVESTITURES
     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was used to offset reorganization costs during Fiscal 2004 and was recorded as a component of selling, general and administrative expenses ("SG&A").

     REORGANIZATION COSTS
     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold. Amounts included in accrued expenses related to these initiatives totaled $4.2 million and $13.2 million at July 28, 2004 and April 28, 2004, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                                 July 28, 2004    April 28, 2004
                                                                 -------------    --------------
                                                                     (Thousands of Dollars)
   Finished goods and work-in-process..........................   $  916,019        $  890,813
   Packaging material and ingredients..........................      251,545           266,119
                                                                  ----------        ----------
                                                                  $1,167,564        $1,156,932
                                                                  ==========        ==========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the first quarter ended July 28, 2004, by reportable segment, are as follows:

                                          North
                                         American                                         Other
                                         Consumer      U.S.                   Asia/     Operating
                                         Products   Foodservice    Europe    Pacific    Entities      Total
                                         --------   -----------   --------   --------   ---------   ----------
                                                                (Thousands of Dollars)
   Balance at April 28, 2004...........  $923,939    $179,544     $670,935   $165,646    $19,850    $1,959,914
   Acquisition.........................       --        6,558        4,541         --         --        11,099
   Purchase accounting
     reclassifications.................       --       (1,190)          --       (298)        --        (1,488)
   Disposal............................   (2,548)          --           --         --         --        (2,548)
   Translation adjustments.............    2,109           --       14,276        407        608        17,400
   Impairment..........................       --           --           --         --     (6,848)       (6,848)
                                         --------    --------     --------   --------    -------    ----------
   Balance at July 28, 2004............  $923,500    $184,912     $689,752   $165,755    $13,610    $1,977,529
                                         ========    ========     ========   ========    =======    ==========

     The above impairment, which was classified within cost of products sold, was due to a deterioration of current and expected operating results of a consolidated joint venture following a recall in Fiscal 2004. The Company reached an agreement with third parties, the proceeds of which were offset by the impairment and other damages incurred to date. The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim.

     Trademarks and other intangible assets at July 28, 2004 and April 28, 2004, subject to amortization expense, are as follows:

                                                   July 28, 2004                      April 28, 2004
                                          -------------------------------     -------------------------------
                                                       Accum                               Accum
                                           Gross       Amort       Net         Gross       Amort       Net
                                          --------   ---------   --------     --------   ---------   --------
                                                                (Thousands of Dollars)
   Trademarks...........................  $185,071   $ (50,882)  $134,189     $188,927   $ (50,505)  $138,422
   Licenses.............................   208,186    (119,976)    88,210      208,186    (118,504)    89,682
   Other................................   122,772     (63,298)    59,474      123,394     (63,156)    60,238
                                          --------   ---------   --------     --------   ---------   --------
                                          $516,029   $(234,156)  $281,873     $520,507   $(232,165)  $288,342
                                          ========   =========   ========     ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $3.3 million and $3.5 million for the quarter ended July 28, 2004 and July 30, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at July 28, 2004, amortization expense for each of the next five years is estimated to be approximately $13 million.

     Intangible assets not subject to amortization at July 28, 2004 and April 28, 2004 were $510.3 million and $505.5 million, respectively, and consisted solely of trademarks.

(6)  STOCK-BASED COMPENSATION PLANS

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and income per common share from continuing operations would have been as follows:

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 July 28, 2004   July 30, 2003
                                                                 -------------   -------------
                                                                   (In Thousands, Except per
                                                                        Share Amounts)
   Income from continuing operations:
        As reported............................................    $194,836        $186,825
        Fair value-based expense, net of tax...................       6,140           4,907
                                                                   --------        --------
        Pro forma..............................................    $188,696        $181,918
                                                                   ========        ========
   Income per common share from continuing operations:
        Diluted
          As reported..........................................    $   0.55        $   0.53
          Pro forma............................................    $   0.53        $   0.51
        Basic
          As reported..........................................    $   0.56        $   0.53
          Pro forma............................................    $   0.54        $   0.52

     The weighted-average fair value of options granted was $6.58 and $6.30 per share in the first quarter ended July 28, 2004 and July 30, 2003, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 First Quarter Ended
                                                                 --------------------
                                                                 July 28,    July 30,
                                                                   2004        2003
                                                                 --------    --------
   Dividend yield..............................................     3.0%        3.3%
   Volatility..................................................    15.8%       21.9%
   Risk-free interest rate.....................................     4.4%        3.7%
   Expected term (years).......................................     7.9         6.5

     During the first quarter of Fiscal 2005, the Company granted 302,298 restricted stock units to employees. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity.

(7)  PENSIONS AND OTHER POST RETIREMENT BENEFITS

     The components of net periodic benefit cost are as follows:

                                               Pension Benefits            Post Retirement Benefits
                                              First Quarter Ended             First Quarter Ended
                                         -----------------------------   -----------------------------
                                         July 28, 2004   July 30, 2003   July 28, 2004   July 30, 2003
                                         -------------   -------------   -------------   -------------
                                                            (Thousands of Dollars)
   Service cost........................    $ 11,198        $ 10,563         $1,372          $1,200
   Interest cost.......................      30,004          28,706          4,054           3,819
   Expected return on plan assets......     (41,150)        (37,783)            --              --
   Amortization of net initial asset...        (211)           (200)            --              --
   Amortization of prior service
     cost..............................       2,287           2,174           (756)           (573)
   Amortization of unrecognized loss...      13,750          10,294          1,866             950
   Loss/(gain) due to curtailment,
     settlement and special termination
     benefits..........................          --          (2,348)            --             380
                                           --------        --------         ------          ------
   Net periodic benefit cost...........    $ 15,878        $ 11,406         $6,536          $5,776
                                           ========        ========         ======          ======

     As of July 28, 2004, the Company has contributed $11 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $40 million in Fiscal 2005.

(8)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2 providing final guidance on the accounting for benefits provided by the Act. The Staff Position 106-2 will be implemented by the Company in the second quarter of Fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company's financial position, results of operations and cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ended October 29, 2003, with no resulting effect on the Company's profitability.

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

     The following table presents information about the Company's reportable segments:

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 July 28, 2004   July 30, 2003
                                                                    FY 2005         FY 2004
                                                                 -------------   -------------
                                                                    (Thousands of Dollars)
   Net external sales:
     North American Consumer Products..........................   $  488,832      $  450,778
     U.S. Foodservice..........................................      343,868         331,217
     Europe....................................................      788,725         735,153
     Asia/Pacific..............................................      294,272         290,007
     Other Operating Entities..................................       87,329          88,369
                                                                  ----------      ----------
     Consolidated Totals.......................................   $2,003,026      $1,895,524
                                                                  ==========      ==========
   Intersegment revenues:
     North American Consumer Products..........................   $   12,726      $   14,077
     U.S. Foodservice..........................................        4,242           3,532
     Europe....................................................        4,672           4,535
     Asia/Pacific..............................................          597             674
     Other Operating Entities..................................          390             499
     Non-Operating (a).........................................      (22,627)        (23,317)
                                                                  ----------      ----------
     Consolidated Totals.......................................   $       --      $       --
                                                                  ==========      ==========
   Operating income (loss):
     North American Consumer Products..........................   $  111,092      $  106,262
     U.S. Foodservice..........................................       54,340          49,200
     Europe....................................................      154,091         171,316
     Asia/Pacific..............................................       32,263          34,266
     Other Operating Entities..................................       14,326          11,238
     Non-Operating (a).........................................      (26,458)        (23,206)
                                                                  ----------      ----------
     Consolidated Totals.......................................   $  339,654      $  349,076
                                                                  ==========      ==========
   Operating income (loss) excluding special items (b):
     North American Consumer Products..........................   $  111,092      $  107,758
     U.S. Foodservice..........................................       54,340          51,700
     Europe....................................................      154,091         146,517
     Asia/Pacific..............................................       32,263          34,266
     Other Operating Entities..................................       14,326          11,238
     Non-Operating (a).........................................      (26,458)        (21,748)
                                                                  ----------      ----------
     Consolidated Totals.......................................   $  339,654      $  329,731
                                                                  ==========      ==========

     --------------------

     (a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

     (b) First Quarter ended July 30, 2003--Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

     The Company's revenues are generated via the sale of products in the following categories:

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 July 28, 2004   July 30, 2003
                                                                    FY 2005         FY 2004
                                                                 -------------   -------------
                                                                    (Thousands of Dollars)
   Ketchup, Condiments and Sauces..............................   $  762,600      $  742,295
   Frozen Foods................................................      461,540         392,709
   Convenience Meals...........................................      450,869         427,180
   Infant Foods................................................      178,951         186,582
   Other.......................................................      149,066         146,758
                                                                  ----------      ----------
        Total..................................................   $2,003,026      $1,895,524
                                                                  ==========      ==========

(10) NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 July 28, 2004   July 30, 2003
                                                                    FY 2005         FY 2004
                                                                 -------------   -------------
                                                                        (In Thousands)
   Income from continuing operations...........................    $194,836        $186,825
   Preferred dividends.........................................           4               4
                                                                   --------        --------
   Income from continuing operations applicable to common
     stock.....................................................    $194,832        $186,821
                                                                   ========        ========
     Average common shares outstanding--basic..................     351,366         352,094
     Effect of dilutive securities:
        Convertible preferred stock............................         140             151
        Stock options and restricted stock.....................       3,471           2,277
                                                                   --------        --------
     Average common shares outstanding--diluted................     354,977         354,522
                                                                   ========        ========

(11) COMPREHENSIVE INCOME

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 July 28, 2004   July 30, 2003
                                                                    FY 2005         FY 2004
                                                                 -------------   -------------
                                                                    (Thousands of Dollars)
   Net income..................................................    $194,836        $214,025
   Other comprehensive income:
        Foreign currency translation adjustment................      43,318          54,800
        Minimum pension liability adjustment...................      (5,707)         (4,810)
        Net deferred gains/(losses) on derivatives from
          periodic revaluations................................      (2,201)         (2,626)
        Net deferred (gains)/losses on derivatives reclassified
          to earnings..........................................       1,645           4,758
                                                                   --------        --------
   Comprehensive income........................................    $231,891        $266,147
                                                                   ========        ========

(12) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures. There have been no material changes in the Company's market risk during the three months ended July 28, 2004.

     For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of July 28, 2004, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $7.1 million of net deferred loss reported in accumulated other comprehensive loss to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the first quarter ended July 28, 2004 and July 30, 2003. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarter ended July 28, 2004 and July 30, 2003.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $4.1 million (net of income taxes of $2.4 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the first quarter ended July 28, 2004.

(13) SUBSEQUENT EVENT

     In August 2004, the Company and H.J. Heinz Finance Company, a subsidiary of the Company, amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL ITEMS

  DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte. Net income from discontinued operations for the three months ended July 30, 2003 reflects the favorable settlement of tax liabilities related to the spun off businesses.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax), which was used to offset reorganization costs during Fiscal 2004 and was recorded as a component of selling, general and administrative expenses ("SG&A"). This sale impacted approximately 70 employees.

  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after-tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which has been included as a component of cost of products sold.

               THREE MONTHS ENDED JULY 28, 2004 AND JULY 30, 2003

RESULTS OF OPERATIONS

     Sales for the three months ended July 28, 2004 increased $107.5 million, or 5.7%, to $2.0 billion. Sales were favorably impacted by volume of 1.9% and exchange translation rates of 4.0%. The favorable volume impact is mainly due to strong increases in the North American Consumer Products and Europe segments, aided by new product introductions. Acquisitions, net of divestitures, increased sales by 0.8%. Lower pricing decreased sales by 1.0%, principally due to increased trade promotional spending to support the restage of the Italian infant feeding business, and market price pressures impacting Northern Europe and the Tegel poultry business in New Zealand.

     Gross profit increased $31.7 million, or 4.5%, to $738.8 million, however the gross profit margin decreased to 36.9% from 37.3%. The decrease in the gross profit margin is mainly due to increased commodity costs, increased trade promotional spending in Europe, and market price pressures impacting the Tegel poultry business and Latin American businesses. The increase in gross profit is primarily a result of higher volume and favorable exchange translation rates, partially offset by lower pricing. Last year's gross profit was unfavorably impacted by the write down of U.K. pizza crust assets totaling $4.0 million.

     SG&A increased $41.1 million, or 11.5%, to $399.1 million, and increased as a percentage of sales to 19.9% from 18.9%. The increase is primarily due to the gain recorded on the sale of the

Northern European bakery business in the prior year, foreign exchange translation rates, and increased employee costs related to the new long-term incentive compensation program ("LTIP"). The new LTIP greatly reduces the use of stock options in favor of performance units. Last year's SG&A was unfavorably impacted by reorganization costs totaling $5.5 million. Operating income decreased $9.4 million, or 2.7%, to $339.7 million, and decreased as a percentage of sales to 17.0% from 18.4% as a result of the changes noted above.

     Net interest expense increased $0.2 million, to $46.7 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. The unfavorable impact on net interest expense related to the adoption of SFAS No. 150 was largely offset by lower debt balances in the first quarter of Fiscal 2005. Other expenses, net, decreased $10.6 million, resulting from the SFAS 150 reclassification and lower currency losses. The effective tax rate for the current quarter was 32.0% compared to 34.6% last year. The current year effective tax rate was favorably impacted by changes to the capital structure in certain foreign subsidiaries. The prior year effective tax rate was unfavorably impacted by the sale of the Northern European bakery business.

     Income from continuing operations for the first quarter of Fiscal 2005 was $194.8 million compared to $186.8 million in the year earlier quarter, an increase of 4.3%. Diluted earnings per share was $0.55 in the current year compared to $0.53 in the prior year, up 4.2%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $38.1 million, or 8.4%, to $488.8 million. Sales volume increased 6.7% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong performance in Boston Market HomeStyle meals, Delimex snacks, and TGI Friday's appetizers also contributed to the volume increase. Sales increased 2.6% due to the prior year acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings. Divestitures reduced sales 1.1% primarily due to the sale of Ethnic Gourmet Foods.

     Gross profit increased $5.9 million, or 3.0%, to $202.7 million driven by the increase in sales volume. The gross profit margin decreased to 41.5% from 43.7% due primarily to sales mix and higher commodity and other manufacturing costs. Operating income increased $4.8 million, or 4.5%, to $111.1 million, due to strong volume growth and reduced marketing expenses, partially offset by higher commodity and distribution costs. Operating income for the first quarter ended July 30, 2003 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $12.7 million, or 3.8%, to $343.9 million. Acquisitions increased sales 2.4%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups. Higher pricing increased sales by 2.2% mainly due to Heinz Ketchup, single serve condiments, Chef Francisco frozen soups, and Dianne's and Alden Merrell frozen desserts. Sales volume decreased sales 0.7% due to customer service issues at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products early in the quarter. The system is now fully operational.

     Gross profit increased $7.0 million, or 7.4%, to $101.7 million, and the gross profit margin increased to 29.6% from 28.6%. These increases are primarily due to favorable pricing, sales mix, and the prior year acquisition of Truesoups LLC, partly offset by increases in commodity costs. Operating income increased $5.1 million, or 10.4%, to $54.3 million, primarily due to growth in gross profit, partially offset by increased distribution costs. Operating income for the first quarter ended July 30, 2003 was impacted by reorganization costs totaling $2.5 million.

EUROPE

     Heinz Europe's sales increased $53.6 million, or 7.3%, to $788.7 million. Favorable exchange translation rates increased sales by 8.4%. Volume increased 2.1% principally due to newly introduced Weight Watchers products in the frozen foods category, increases in Heinz ketchup from the successful introduction of the top-down bottle, increases in Heinz ready-to-serve soups, and expanded retail distribution of frozen desserts in the U.K. Volume was also favorably impacted by increased promotional activity supporting John West seafood, Heinz frozen desserts in the U.K., and the restage of the Italian infant feeding business. Lower pricing decreased sales 2.2%, primarily due to increased trade promotion spending related to the restage of the Italian infant feeding business and lower trade prices in the Netherlands. Divestitures reduced sales 1.0%.

     Gross profit increased $15.0 million, or 5.2%, to $303.0 million, while the gross profit margin decreased from 39.2% to 38.4%. The increase in gross profit is primarily due to favorable exchange translation rates and strong sales volume, partially offset by trade promotional spending to reduce prices in Italy and the Netherlands. The decrease in gross profit margin is primarily related to lower net pricing and unfavorable raw material and production costs for the European seafood business. Gross profit for the first quarter ended July 30, 2003 was impacted by the write-down of the U.K. pizza crust assets totaling $4.0 million. Operating income decreased $17.2 million, or 10.1%, to $154.1 million, largely due to the gain recognized in the prior year on the sale of the Northern European bakery business, partially offset by growth in gross profit and reduced marketing expenses.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $4.3 million, or 1.5%, to $294.3 million. Favorable exchange translation rates increased sales by 4.2%. Volume decreased sales 1.0%, as strong volume in convenience meals and poultry in New Zealand were primarily offset by declines in Japan. Lower pricing reduced sales 1.7% primarily due to market price pressures on Tegel poultry in New Zealand.

     Gross profit increased $1.0 million, or 1.0%, to $95.5 million. The gross profit margin decreased slightly to 32.5% from 32.6%. The increase in gross profit is primarily due to favorable exchange translation rates in Australia and New Zealand and lower commodity costs in Indonesia, partially offset by lower volume and Tegel poultry's lower pricing. Operating income decreased $2.0 million, or 5.8%, to $32.3 million, due to reduced net pricing and increased distribution costs.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $1.0 million, or 1.2%, to $87.3 million. Volume decreased 4.8% due primarily to lower sales in Israel, following a product recall in the third quarter of Fiscal 2004. Lower pricing reduced sales by 5.1%, mainly due to decreases in Latin America as a result of market price pressures. The prior year acquisition of a frozen food business in South Africa increased sales by 8.2%. Gross profit decreased $2.1 million, or 6.8%, to $28.8 million, due mainly to lower sales in Israel and Latin America, partially offset by the impact of a prior year acquisition in South Africa. Operating income increased $3.1 million due to reduced general and administrative expenses, partially offset by increased distribution costs.

     During the first quarter of Fiscal 2005, the Company reached an agreement with third parties related to a recall in Fiscal 2004. The proceeds of the agreement offset recall related damages incurred to date.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and it is able to source raw materials, the country's economic situation remains uncertain and the Company's ability to recover its investment could become impaired.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of liquidity and financial position references certain business measures utilized by Senior Management and the Board of Directors to gauge our business operating performance. Management believes the adjusted GAAP measures provide additional clarity in understanding the trends of the business.

     Cash provided by operating activities was $186.2 million, a decrease of $79.8 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to working capital movements compared to the exceptional performance in the last fiscal year, particularly accounts receivable and accounts payable.

     Cash used for investing activities totaled $34.5 million compared to $28.1 million last year. Proceeds from divestitures, net of acquisitions, provided $10.8 million in the first three months of Fiscal 2005. In Fiscal 2004, acquisitions, net of divestitures, used $3.4 million in cash. Capital expenditures totaled $38.4 million (1.9% of sales) compared to $29.6 million (1.6% of sales) last year.

     Cash used for financing activities totaled $160.4 million compared to $251.1 million last year. The Company paid down $6.2 million in long-term debt during the current period, compared to $40.4 million last year. Proceeds on short-term borrowings were $1.7 million this year, compared to payments of $123.9 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $67.2 million this year compared to $4.2 million in the prior year, in line with the Company's strategy of maintaining fully diluted shares at a constant level. Dividend payments totaled $100.0 million, compared to $95.1 million for the same period last year, reflecting a 5.5% increase in the annual dividend on common stock.

     The Company's primary measure of cash flow performance is operating free cash flow (cash provided by operating activities less capital expenditures). For the first three months of Fiscal 2005, the Company had operating free cash flow totaling $147.7 million as compared to $236.3 million for the same period a year ago. This decrease in operating free cash flow is the result of less favorable working capital movement in the quarter, despite an absolute lower level of working capital this year, and increased capital expenditures in the current year.

     The Company continued its debt reduction efforts in the first three months of Fiscal 2005 by retiring approximately $6 million of debt. At July 28, 2004, the Company's net debt (total debt net of the value of interest rate swaps ($95.4 million), less cash and cash equivalents) was $3.69 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), net debt would have been $3.37 billion, down approximately $320 million as compared to the prior year. The Company expects that over $400 million of long-term debt maturing in Fiscal 2005 will be retired.

     In August 2004, the Company and H.J. Heinz Finance Company, a subsidiary of the Company, amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. The Company also maintains in excess of $500 million of other credit facilities used primarily by the Company's foreign subsidiaries. These resources together with the Company's existing cash balance of almost $1.2 billion, its anticipated strong operating cash flow and access to the capital market, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

     The impact of inflation on both the Company's financial position and the results of operations is not expected to adversely affect Fiscal 2005 results.

CONTRACTUAL OBLIGATIONS

     The Company is obligated to make future payments under various contracts such as debt agreements, lease arrangements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 28, 2004. For additional information, refer to page 22 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued staff position 106-2 providing final guidance on accounting for the Act. The Staff Position 106-2 will be implemented by the Company in the second quarter of Fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company's financial position, results of operations and cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ended October 29, 2003, with no resulting effect on the Company's profitability.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, including the Remedia related claims in Israel and rights against third parties, international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments, the possibility of increased pension expense and contributions, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 28, 2004, and the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the three months ended July 28, 2004. For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

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

     (b) Changes in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In the first quarter of Fiscal 2005, the Company repurchased the following number of shares of its common stock:

                                                                         (d) Maximum
                       (a) Total                 (c) Total Number of   Number of Shares
                       Number of   (b) Average   Shares Purchased as   that May Yet Be
                        Shares     Price Paid     Part of Publicly     Purchased Under
Period                 Purchased    per Share    Announced Programs      the Programs
------                 ---------   -----------   -------------------   ----------------
April 29, 2004 -
  May 26, 2004.......        --          --               --                   --
May 27, 2004 -
  June 23, 2004......  1,765,200     $37.77               --                   --
June 24, 2004 -
  July 28, 2004......   909,800      $38.73               --                   --
                       ---------     ------             ----                 ----
Total................  2,675,000     $38.10               --                   --
                       =========     ======             ====                 ====

     The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on January 14, 2004 for a maximum of 15 million shares. All repurchases were made in open market transactions. As of July 28, 2004, the maximum number of shares that may yet be purchased under the 2004 program is 12,006,150.

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

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
               Officer.

        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
               Officer.

        32(a). Certification by the Chief Executive Officer Relating to a
               Periodic Report Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*
---------------

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

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: August 24, 2004
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: August 24, 2004
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

                                                    Edward J. McMenamin
                                               Senior Vice President--Finance
                                                  and Corporate Controller
                                               (Principal Accounting Officer)

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

       12. Computation of Ratios of Earnings to Fixed Charges.

       31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
              Officer.

       31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
              Officer.

       32(a). Certification by the Chief Executive Officer Relating to a
              Periodic Report Containing Financial Statements.*

       32(b). Certification by the Chief Financial Officer Relating to a
              Periodic Report Containing Financial Statements.*
---------------

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