Form 10-Q
period 2004-10-27
HEINZ H J CO
filed 2004-11-30
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED OCTOBER 27, 2004          COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $0.25 per share, outstanding as of October 31, 2004 was 349,329,166 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Second Quarter Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)

Sales.......................................................     $2,199,560         $2,090,461
Cost of products sold.......................................      1,399,546          1,309,243
                                                                 ----------         ----------
Gross profit................................................        800,014            781,218
Selling, general and administrative expenses................        456,566            432,183
                                                                 ----------         ----------
Operating income............................................        343,448            349,035
Interest income.............................................          5,983              4,548
Interest expense............................................         56,600             54,292
Other expense, net..........................................          2,777             12,945
                                                                 ----------         ----------
Income from continuing operations before income taxes.......        290,054            286,346
Provision for income taxes..................................         92,775             94,859
                                                                 ----------         ----------
Income from continuing operations...........................        197,279            191,487
Income from discontinued operations, net of tax.............          1,686                 --
                                                                 ----------         ----------
Net income..................................................     $  198,965         $  191,487
                                                                 ==========         ==========
Income per common share
  Diluted
     Continuing operations..................................     $     0.56         $     0.54
     Discontinued operations................................             --                 --
                                                                 ----------         ----------
       Net income...........................................     $     0.56         $     0.54
                                                                 ==========         ==========
  Average common shares outstanding--diluted................        354,145            354,258
                                                                 ==========         ==========
  Basic
     Continuing operations..................................     $     0.56         $     0.54
     Discontinued operations................................             --                 --
                                                                 ----------         ----------
       Net income...........................................     $     0.57         $     0.54
                                                                 ==========         ==========
  Average common shares outstanding--basic..................        350,569            351,805
                                                                 ==========         ==========
Cash dividends per share....................................     $    0.285         $     0.27
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)

Sales.......................................................     $4,202,586         $3,985,985
Cost of products sold.......................................      2,663,819          2,497,691
                                                                 ----------         ----------
Gross profit................................................      1,538,767          1,488,294
Selling, general and administrative expenses................        855,665            790,183
                                                                 ----------         ----------
Operating income............................................        683,102            698,111
Interest income.............................................         12,644             10,313
Interest expense............................................        109,946            106,529
Other expense, net..........................................          9,160             29,924
                                                                 ----------         ----------
Income from continuing operations before income taxes.......        576,640            571,971
Provision for income taxes..................................        184,525            193,659
                                                                 ----------         ----------
Income from continuing operations...........................        392,115            378,312
Income from discontinued operations, net of tax.............          1,686             27,200
                                                                 ----------         ----------
Net income..................................................     $  393,801         $  405,512
                                                                 ==========         ==========
Income per common share
  Diluted
     Continuing operations..................................     $     1.11         $     1.07
     Discontinued operations................................             --               0.08
                                                                 ----------         ----------
       Net income...........................................     $     1.11         $     1.14
                                                                 ==========         ==========
  Average common shares outstanding--diluted................        354,145            354,258
                                                                 ==========         ==========
  Basic
     Continuing operations..................................     $     1.12         $     1.08
     Discontinued operations................................             --               0.08
                                                                 ----------         ----------
       Net income...........................................     $     1.12         $     1.15
                                                                 ==========         ==========
  Average common shares outstanding--basic..................        350,569            351,805
                                                                 ==========         ==========
Cash dividends per share....................................     $     0.57         $     0.54
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 27, 2004   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................    $ 1,267,694        $1,180,039
Receivables, net............................................      1,066,209         1,093,155
Inventories.................................................      1,420,314         1,156,932
Prepaid expenses............................................        205,505           165,177
Other current assets........................................         67,427            15,493
                                                                -----------        ----------
     Total current assets...................................      4,027,149         3,610,796
                                                                -----------        ----------

Property, plant and equipment...............................      3,862,458         3,727,224
Less accumulated depreciation...............................      1,769,396         1,669,938
                                                                -----------        ----------
     Total property, plant and equipment, net...............      2,093,062         2,057,286
                                                                -----------        ----------

Goodwill....................................................      2,009,148         1,959,914
Trademarks, net.............................................        673,721           643,901
Other intangibles, net......................................        145,137           149,920
Other non-current assets....................................      1,499,762         1,455,372
                                                                -----------        ----------
     Total other non-current assets.........................      4,327,768         4,209,107
                                                                -----------        ----------

     Total assets...........................................    $10,447,979        $9,877,189
                                                                ===========        ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 27, 2004   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................    $    20,119        $   11,434
Portion of long-term debt due within one year...............        447,017           425,016
Accounts payable............................................      1,116,746         1,063,113
Salaries and wages..........................................         49,696            50,101
Accrued marketing...........................................        194,592           230,495
Accrued interest............................................        141,556            81,473
Other accrued liabilities...................................        252,989           280,123
Income taxes................................................        357,359           327,313
                                                                -----------        ----------
     Total current liabilities..............................      2,580,074         2,469,068
                                                                -----------        ----------
Long-term debt..............................................      4,676,639         4,537,980
Deferred income taxes.......................................        367,678           313,343
Non-pension postretirement benefits.........................        192,454           192,599
Other liabilities and minority interest.....................        465,510           470,010
                                                                -----------        ----------
     Total long-term liabilities............................      5,702,281         5,513,932
Shareholders' Equity:
Capital stock...............................................        107,866           107,868
Additional capital..........................................        413,099           403,043
Retained earnings...........................................      5,051,197         4,856,918
                                                                -----------        ----------
                                                                  5,572,162         5,367,829
Less:
  Treasury stock at cost (81,767,354 shares at October 27,
     2004 and 79,139,249 shares at April 28, 2004)..........      3,054,887         2,927,839
  Unearned compensation.....................................         34,490            32,275
  Accumulated other comprehensive loss......................        317,161           513,526
                                                                -----------        ----------
     Total shareholders' equity.............................      2,165,624         1,894,189
                                                                -----------        ----------
     Total liabilities and shareholders' equity.............    $10,447,979        $9,877,189
                                                                ===========        ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                    (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income................................................     $  393,801         $ 405,512
  Income from discontinued operations, net of tax...........         (1,686)          (27,200)
                                                                 ----------         ---------
  Income from continuing operations.........................        392,115           378,312
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................        109,609           101,660
    Amortization............................................          9,703            10,401
    Deferred tax provision..................................         20,269            39,283
    Gain on sale of the Northern Europe bakery business.....             --           (26,338)
    Other items, net........................................            446            25,923
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................         74,676           126,554
      Inventories...........................................       (217,029)         (128,632)
      Prepaid expenses and other current assets.............        (32,057)          (66,326)
      Accounts payable......................................          5,062           (27,581)
      Accrued liabilities...................................        (39,997)          (36,808)
      Income taxes..........................................         56,765            96,811
                                                                 ----------         ---------
         Cash provided by operating activities..............        379,562           493,259
                                                                 ----------         ---------
Cash Flows from Investing Activities:
    Capital expenditures....................................        (82,620)          (74,837)
    Acquisitions, net of cash acquired......................        (13,381)          (69,483)
    Proceeds from divestitures..............................         39,407            60,467
    Other items, net........................................          4,063            (6,177)
                                                                 ----------         ---------
         Cash used for investing activities.................        (52,531)          (90,030)
                                                                 ----------         ---------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................        (11,022)          (70,249)
    Proceeds from/(payments on) commercial paper and
      short-term debt, net..................................          8,457          (130,084)
    Dividends...............................................       (199,522)         (190,039)
    Purchases of treasury stock.............................       (169,016)          (76,010)
    Exercise of stock options...............................         38,434            52,308
    Other items, net........................................         11,323            11,372
                                                                 ----------         ---------
         Cash used for financing activities.................       (321,346)         (402,702)
                                                                 ----------         ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         53,774            46,437
Effect of discontinued operations...........................         28,196                --
                                                                 ----------         ---------
Net increase in cash and cash equivalents...................         87,655            46,964
Cash and cash equivalents at beginning of year..............      1,180,039           801,732
                                                                 ----------         ---------
Cash and cash equivalents at end of period..................     $1,267,694         $ 848,696
                                                                 ==========         =========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the "Company"), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company's business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2005 presentation.

     These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report on Form 10-K for the year ended April 28, 2004.

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, the Company transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte. Net income from discontinued operations for the second quarter ended October 27, 2004 and the six months ended October 29, 2003 reflects the favorable settlement of tax liabilities related to the spun off businesses.

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

     REORGANIZATION COSTS
     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold. Amounts included in accrued expenses related to these initiatives totaled $2.8 million and $10.0 million at October 27, 2004 and April 28, 2004, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                               October 27, 2004    April 28, 2004
                                                               ----------------    --------------
                                                                     (Thousands of Dollars)
   Finished goods and work-in-process........................     $1,063,055         $  897,778
   Packaging material and ingredients........................        357,259            259,154
                                                                  ----------         ----------
                                                                  $1,420,314         $1,156,932
                                                                  ==========         ==========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six months ended October 27, 2004, by reportable segment, are as follows:

                                           North
                                          American                                         Other
                                          Consumer      U.S.                   Asia/     Operating
                                          Products   Foodservice    Europe    Pacific    Entities      Total
                                          --------   -----------   --------   --------   ---------   ----------
                                                                 (Thousands of Dollars)
   Balance at April 28, 2004............  $923,939    $179,544     $670,935   $165,646    $19,850    $1,959,914
   Acquisition..........................       --        6,558        1,541         --         --         8,099
   Purchase accounting
     reclassifications..................   (9,848)      (1,185)          --       (298)        --       (11,331)
   Disposal.............................   (2,548)          --           --         --         --        (2,548)
   Translation adjustments..............    8,134           --       38,441     14,967        320        61,862
   Impairment...........................       --           --           --         --     (6,848)       (6,848)
                                          --------    --------     --------   --------    -------    ----------
   Balance at October 27, 2004..........  $919,677    $184,917     $710,917   $180,315    $13,322    $2,009,148
                                          ========    ========     ========   ========    =======    ==========

     During the second quarter of Fiscal 2005 based on preliminary valuation results, purchase accounting adjustments were recorded to reclassify goodwill to trademarks related to the Fiscal 2004 acquisition of Unifine Richardson B.V., within the North American Consumer Products segment. The Company expects to finalize the purchase price allocation related to this acquisition in the third quarter of Fiscal 2005.

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

     Trademarks and other intangible assets at October 27, 2004 and April 28, 2004, subject to amortization expense, are as follows:

                                                   October 27, 2004                   April 28, 2004
                                            -------------------------------   -------------------------------
                                                         Accum                             Accum
                                             Gross       Amort       Net       Gross       Amort       Net
                                            --------   ---------   --------   --------   ---------   --------
                                                                 (Thousands of Dollars)
   Trademarks.............................  $195,955   $ (52,998)  $142,957   $188,927   $ (50,505)  $138,422
   Licenses...............................   208,186    (121,448)    86,738    208,186    (118,504)    89,682
   Other..................................   123,962     (65,563)    58,399    123,394     (63,156)    60,238
                                            --------   ---------   --------   --------   ---------   --------
                                            $528,103   $(240,009)  $288,094   $520,507   $(232,165)  $288,342
                                            ========   =========   ========   ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $7.4 million and $7.6 million for the six months ended October 27, 2004 and October 29, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at October 27, 2004, amortization expense for each of the next five years is estimated to be approximately $15 million.

     Intangible assets not subject to amortization at October 27, 2004 and April 28, 2004 were $530.8 million and $505.5 million, respectively, and consisted solely of trademarks.

(6)  INCOME TAXES

     The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

     On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of Fiscal 2005 or in Fiscal 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $1 billion. The related potential range of income tax is between zero and $60 million.

(7)  STOCK-BASED COMPENSATION PLANS

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

                                      Second Quarter Ended                    Six Months Ended
                               -----------------------------------   -----------------------------------
                               October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                               ----------------   ----------------   ----------------   ----------------
                                               (In Thousands, Except per Share Amounts)
   Income from continuing
     operations:
        As reported..........      $197,279           $191,487           $392,115           $378,312
        Fair value-based
          expense, net of
          tax................         4,691              8,089             10,831             12,996
                                   --------           --------           --------           --------
        Pro forma............      $192,588           $183,398           $381,284           $365,316
                                   ========           ========           ========           ========
   Income per common share
     from continuing
     operations:
        Diluted
          As reported........      $   0.56           $   0.54           $   1.11           $   1.07
          Pro forma..........      $   0.54           $   0.52           $   1.08           $   1.03
        Basic
          As reported........      $   0.56           $   0.54           $   1.12           $   1.08
          Pro forma..........      $   0.55           $   0.52           $   1.09           $   1.04

     The weighted-average fair value of options granted was $9.33 and $5.93 per share in the six months ended October 27, 2004 and October 29, 2003, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     Six Months Ended
                                                                 -------------------------
                                                                 October 27,   October 29,
                                                                    2004          2003
                                                                 -----------   -----------
   Dividend yield..............................................      3.0%          3.3%
   Volatility..................................................     25.4%         20.3%
   Risk-free interest rate.....................................      4.4%          3.7%
   Expected term (years).......................................      7.9           6.5

     During the first six months of Fiscal 2005, the Company granted 312,117 restricted stock units to employees. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. The Company recognized amortization related to the unearned compensation of $4.1 million and $3.5 million for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $9.2 million and $6.5 million for the six months ended October 27, 2004 and October 29, 2003, respectively.

(8)  PENSIONS AND OTHER POST RETIREMENT BENEFITS

     The components of net periodic benefit cost are as follows:

                                                            Second Quarter Ended
                                  -------------------------------------------------------------------------
                                  October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                  ----------------   ----------------   ----------------   ----------------
                                           Pension Benefits                  Post Retirement Benefits
                                  -----------------------------------   -----------------------------------
                                                           (Thousands of Dollars)
   Service cost.................      $ 11,247           $  9,887            $1,363             $1,193
   Interest cost................        30,189             27,617             4,094              3,804
   Expected return on plan
     assets.....................       (41,345)           (35,726)               --                 --
   Amortization of net initial
     asset......................          (211)              (180)               --                 --
   Amortization of prior service
     cost.......................         2,273              2,029              (756)              (577)
   Amortization of unrecognized
     loss.......................        13,831              9,716             1,201                954
                                      --------           --------            ------             ------
   Net periodic benefit cost....      $ 15,984           $ 13,343            $5,902             $5,374
                                      ========           ========            ======             ======

                                                              Six Months Ended
                                  -------------------------------------------------------------------------
                                  October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                  ----------------   ----------------   ----------------   ----------------
                                           Pension Benefits                  Post Retirement Benefits
                                  -----------------------------------   -----------------------------------
                                                           (Thousands of Dollars)
   Service cost.................      $ 22,445           $ 20,450           $ 2,735            $ 2,393
   Interest cost................        60,193             56,323             8,148              7,623
   Expected return on plan
     assets.....................       (82,495)           (73,509)               --                 --
   Amortization of net initial
     asset......................          (422)              (380)               --                 --
   Amortization of prior service
     cost.......................         4,560              4,203            (1,512)            (1,150)
   Amortization of unrecognized
     loss.......................        27,581             20,010             3,067              1,904
   Loss/(gain) due to
     curtailment, settlement and
     special termination
     benefits...................            --             (2,348)               --                380
                                      --------           --------           -------            -------
   Net periodic benefit cost....      $ 31,862           $ 24,749           $12,438            $11,150
                                      ========           ========           =======            =======

     As of October 27, 2004, the Company has contributed $21 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $40 million in Fiscal 2005.

(9)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2 providing final guidance on the accounting for benefits provided by the Act. Although detailed regulations necessary to implement the Act have not yet been finalized, management believes that certain drug benefits offered under the postretirement health care plans will qualify for the subsidy under Medicare Part D. Accordingly, the Company adopted Staff Position 106-2 as of its second quarter reporting period beginning July 29, 2004 and has performed a remeasurement of its plan obligations as of that date. The reduction in the benefit obligation is approximately $18.8 million and has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis.

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

(10)  SEGMENTS

      The Company's reportable segments are primarily organized by geographical area. The composition of segments and measure of segment profitability is consistent with that used by the Company's management.

      Descriptions of the Company's reportable segments are as follows:

        North American Consumer Products--This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America and includes our Canadian business.

        U.S. Foodservice--This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, and frozen soups and desserts.

        Europe--This segment includes the Company's operations in Europe and sells products in all of the Company's core categories.

        Asia/Pacific--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore, and Thailand. This segment's operations include products in all of the Company's core categories.

        Other Operating Entities--This segment includes the Company's operations in Africa, India, Latin America, the Middle East, and other areas that sell products in all of the Company's core categories.

      The Company's management evaluates performance of segments based on several factors including net sales, operating income excluding special items, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company's management.

     The following table presents information about the Company's reportable segments:

                                          Second Quarter Ended                    Six Months Ended
                                   -----------------------------------   -----------------------------------
                                   October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                       FY 2005            FY 2004            FY 2005            FY 2004
                                   ----------------   ----------------   ----------------   ----------------
                                                            (Thousands of Dollars)
   Net external sales:
     North American Consumer
        Products.................     $  565,927         $  521,882         $1,054,759         $  972,660
     U.S. Foodservice............        379,832            371,892            723,700            703,109
     Europe......................        814,771            774,651          1,603,496          1,509,804
     Asia/Pacific................        344,787            334,769            639,059            624,776
     Other Operating Entities....         94,243             87,267            181,572            175,636
                                      ----------         ----------         ----------         ----------
     Consolidated Totals.........     $2,199,560         $2,090,461         $4,202,586         $3,985,985
                                      ==========         ==========         ==========         ==========
   Intersegment revenues:
     North American Consumer
        Products.................     $   12,965         $   14,903         $   25,691         $   28,980
     U.S. Foodservice............          5,339              3,099              9,581              6,631
     Europe......................          4,494              3,088              9,166              7,623
     Asia/Pacific................          1,013                903              1,610              1,577
     Other Operating Entities....            368                619                758              1,118
     Non-Operating (a)...........        (24,179)           (22,612)           (46,806)           (45,929)
                                      ----------         ----------         ----------         ----------
     Consolidated Totals.........     $       --         $       --         $       --         $       --
                                      ==========         ==========         ==========         ==========
   Operating income (loss):
     North American Consumer
        Products.................     $  134,977         $  126,469         $  246,069         $  232,731
     U.S. Foodservice............         57,964             57,450            112,304            106,650
     Europe......................        125,480            144,667            279,571            315,983
     Asia/Pacific................         42,858             43,737             75,121             78,003
     Other Operating Entities....          8,162              8,392             22,488             19,630
     Non-Operating (a)...........        (25,993)           (31,680)           (52,451)           (54,886)
                                      ----------         ----------         ----------         ----------
     Consolidated Totals.........     $  343,448         $  349,035         $  683,102         $  698,111
                                      ==========         ==========         ==========         ==========
   Operating income (loss)
     excluding special items (b):
     North American Consumer
        Products.................     $  134,977         $  126,469         $  246,069         $  234,227
     U.S. Foodservice............         57,964             57,450            112,304            109,150
     Europe......................        125,480            144,667            279,571            291,184
     Asia/Pacific................         42,858             43,737             75,121             78,003
     Other Operating Entities....          8,162              8,392             22,488             19,630
     Non-Operating (a)...........        (25,993)           (31,680)           (52,451)           (53,428)
                                      ----------         ----------         ----------         ----------
     Consolidated Totals.........     $  343,448         $  349,035         $  683,102         $  678,766
                                      ==========         ==========         ==========         ==========

     --------------------

     (a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

     (b) Six Months ended October 29, 2003--Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

     The results for the second quarter and the six months ended October 27, 2004 were impacted by a $21.1 million charge for trade promotion spending for the Italian infant nutrition business. The charge relates to an under-accrual in fiscal years 2001, 2002 and 2003. The amount of the charge that corresponds to each of the fiscal years 2001, 2002 and 2003 is less than 1% of net income for each of those years.

     The Company's revenues are generated via the sale of products in the following categories:

                                      Second Quarter Ended                    Six Months Ended
                               -----------------------------------   -----------------------------------
                               October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                   FY 2005            FY 2004            FY 2005            FY 2004
                               ----------------   ----------------   ----------------   ----------------
                                                        (Thousands of Dollars)
   Ketchup, Condiments and
     Sauces..................     $  800,435         $  751,555         $1,563,035         $1,493,850
   Frozen Foods..............        543,050            483,770          1,004,590            876,479
   Convenience Meals.........        480,431            457,832            931,300            885,012
   Infant Foods..............        202,437            220,535            381,388            407,117
   Other.....................        173,207            176,769            322,273            323,527
                                  ----------         ----------         ----------         ----------
        Total................     $2,199,560         $2,090,461         $4,202,586         $3,985,985
                                  ==========         ==========         ==========         ==========

(11) NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                       Second Quarter Ended                    Six Months Ended
                                -----------------------------------   -----------------------------------
                                October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                    FY 2005            FY 2004            FY 2005            FY 2004
                                ----------------   ----------------   ----------------   ----------------
                                                             (In Thousands)
   Income from continuing
     operations...............      $197,279           $191,487           $392,115           $378,312
   Preferred dividends........             4                  4                  8                  8
                                    --------           --------           --------           --------
   Income from continuing
     operations applicable to
     common stock.............      $197,275           $191,483           $392,107           $378,304
                                    ========           ========           ========           ========
     Average common shares
        outstanding--basic....       350,569            351,805            350,569            351,805
     Effect of dilutive
        securities:
        Convertible preferred
          stock...............           140                148                140                148
        Stock options and
          restricted stock....         3,436              2,305              3,436              2,305
                                    --------           --------           --------           --------
     Average common shares
       outstanding--diluted...       354,145            354,258            354,145            354,258
                                    ========           ========           ========           ========

     Stock options outstanding in the amounts of 16.3 million and 22.9 million were not included in the computation of diluted earnings per share for the six months ended October 27, 2004 and October 29, 2003, respectively, because inclusion of these options would be antidilutive.

(12) COMPREHENSIVE INCOME

                                       Second Quarter Ended                    Six Months Ended
                                -----------------------------------   -----------------------------------
                                October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
                                    FY 2005            FY 2004            FY 2005            FY 2004
                                ----------------   ----------------   ----------------   ----------------
                                                             (In Thousands)
   Net income.................      $198,965           $191,487           $393,801           $405,512
   Other comprehensive income:
        Foreign currency
          translation
          adjustments(a)......       150,381            121,610            193,699            176,410
        Minimum pension
          liability
          adjustment..........          (354)           (20,209)            (6,061)           (25,019)
        Net deferred
          gains/(losses) on
          derivatives from
          periodic
          revaluations........        27,935              4,662             25,734              2,036
        Net deferred
          (gains)/losses on
          derivatives
          reclassified to
          earnings............       (18,652)           (12,094)           (17,007)            (7,336)
                                    --------           --------           --------           --------
   Comprehensive income.......      $358,275           $285,456           $590,166           $551,603
                                    ========           ========           ========           ========

      (a) In the second quarter of Fiscal 2005, a $14.0 million prior period adjustment was made to the foreign currency translation adjustment and deferred tax accounts related to a net investment hedge of a foreign subsidiary.

(13) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures. There have been no material changes in the Company's market risk during the six months ended October 27, 2004. For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of October 27, 2004, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $2.1 million of net deferred gain reported in accumulated other comprehensive loss to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the six months ended October 27, 2004 and October 29, 2003. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the six months ended October 27, 2004 and October 29, 2003.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $17.0 million (net of income taxes of $10.0 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the six months ended October 27, 2004.

(14) INVESTMENTS AND UNCONSOLIDATED SUBSIDIARIES

     The consolidated financial statements include the accounts of the Company, and entities in which the Company maintains a controlling financial interest. Control is generally determined based on the majority ownership of an entity's voting interests. In certain situations, control is based on participation in the majority of an entity's economic risks and rewards. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. The Company has no material investments in variable interest entities.

     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. The total equity investment in Hain as of October 27, 2004 was $185.5 million. Heinz currently owns approximately six million shares of Hain stock at an average basis of approximately $30.00 per share as of October 27, 2004. Since late January 2004, Hain shares have been trading at less than 80% of Heinz's carrying value. Heinz is assisting Hain with certain cost savings programs that Hain is pursuing with the intention of improving its shareholder value over the next 12 months. Absent a significant increase in the share price of Hain, the Company believes it is likely to record a charge to pretax earnings to write down its Hain investment in the third quarter of Fiscal 2005. This charge would have no effect on cash flows.

(15) SUBSEQUENT EVENTS

     The Company and the holders of the $800 million remarketable securities due 2020 agreed to change the remarketing date from November 15 to December 1 beginning this year and to change the maturity date to December 1, 2020 from November 15, 2020. These changes allow for the remarketing to occur each year after the anticipated filing of the Company's second quarter Form 10-Q. If the securities are not remarketed in any given year, then the Company is required to repurchase the principal amount of securities plus interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL ITEMS

  DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. and Canadian pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte. Net income from discontinued operations for the second quarter ended October 27, 2004 and the six months ended October 29, 2003 reflects the favorable settlement of tax liabilities related to the spun off businesses.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after-tax), which was used to offset reorganization costs during Fiscal 2004 and was recorded as a component of selling, general and administrative expenses ("SG&A").

  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after-tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which have been included as a component of cost of products sold.

            THREE MONTHS ENDED OCTOBER 27, 2004 AND OCTOBER 29, 2003

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended October 27, 2004 increased $109.1 million, or 5.2%, to $2.20 billion. Sales were favorably impacted by exchange translation rates of 4.4% and volume of 0.5%. The favorable volume impact is mainly due to strong increases in the North American Consumer Products segment, driven by improvements in frozen potatoes and Delimex snacks, offset by declines in the European seafood business and in the Asia/Pacific segment. Acquisitions, net of divestitures, increased sales by 0.4%. Pricing decreased sales by 0.1% as pricing improvements in the North American Consumer Products and U.S. Foodservice segments were more than offset by a $21.1 million charge for trade spending for the Italian infant nutrition business, as described in Note No. 10, "Segments" in Item 1--"Financial Statements". The charge relates to prior years and reflects an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. Pricing was also unfavorably impacted by market price pressures in the Tegel poultry business in New Zealand and in the Netherlands.

     Gross profit increased $18.8 million, or 2.4%, to $800.0 million; however, the gross profit margin decreased to 36.4% from 37.4%. The decrease in the gross profit margin is mainly due to lower pricing and increased product costs in the European seafood business, the Italian trade spending charge, increased commodity and fuel costs and market price pressures impacting the

Tegel poultry business. The increase in gross profit is primarily a result of higher volume and favorable exchange translation rates.

     SG&A increased $24.4 million, or 5.6%, to $456.6 million and increased slightly as a percentage of sales to 20.8% from 20.7%. The increase is primarily due to foreign exchange translation rates and higher fuel and distribution costs. Operating income decreased $5.6 million, or 1.6%, to $343.4 million, and decreased as a percentage of sales to 15.6% from 16.7% as a result of the changes noted above.

     Net interest expense increased $0.9 million, to $50.6 million largely due to higher average interest rates in Fiscal 2005 offset by the benefits of lower average net debt. Other expenses, net, decreased $10.2 million, resulting primarily from lower currency losses. The effective tax rate for the current quarter was 32.0% compared to 33.1% last year. The current year effective tax rate was favorably impacted by changes to the capital structure in certain foreign subsidiaries.

     Income from continuing operations for the second quarter of Fiscal 2005 was $197.3 million compared to $191.5 million in the year earlier quarter, an increase of 3.0%. Diluted earnings per share was $0.56 in the current year compared to $0.54 in the prior year, up 3.7%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $44.0 million, or 8.4%, to $565.9 million. Sales volume increased 3.4% as a result of significant growth in frozen potatoes, primarily in the Ore-Ida brand, due to increased media spend and the introduction of Ore-Ida Extra Crispy Potatoes and new microwavable Easy Fries. Also contributing to the volume increase were increased sales of Delimex snacks which were partially offset by declines in Canadian juice sales. Pricing increased 3.7% largely due to more efficient trade spending on SmartOnes frozen entrees, Ore-Ida potatoes and Classico pasta sauces. Sales increased 2.1% due to the prior year acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet Foods and Rosetto pasta to Hain in the first quarter. Exchange translation rates increased sales 0.9%.

     Gross profit increased $18.6 million, or 8.4%, to $240.8 million, and the gross profit margin decreased slightly to 42.5% from 42.6%, as increases in sales volume and net pricing were partially offset by unfavorable sales mix and higher commodity costs. Operating income increased $8.5 million, or 6.7%, to $135.0 million, due to the increase in gross profit partially offset by increased pension and fuel costs and increased marketing expense on Ore-Ida potatoes.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $7.9 million, or 2.1%, to $379.8 million. Higher pricing increased sales by 1.8%, as price increases were initiated to offset fuel and commodity cost pressures. Favorable volume increased sales 0.3% due to Escalon processed tomato products and Dianne's and Alden Merrell frozen desserts partially offset by a decline in single serve condiments.

     Gross profit increased $5.9 million, or 5.4%, to $115.0 million, and the gross profit margin increased to 30.3% from 29.3% primarily due to favorable pricing partly offset by increased commodity costs. Operating income increased $0.5 million, or 0.9%, to $58.0 million, primarily due to growth in gross profit, partially offset by increased fuel and transportation costs.

EUROPE

     Heinz Europe's sales increased $40.1 million, or 5.2%, to $814.8 million. Favorable exchange translation rates increased sales by 9.1%. Volume decreased 0.6% principally due to promotional timing on European seafood which was partially offset by increases in Heinz ketchup resulting from the successful introduction of the Top Down bottle, growth from newly introduced Weight Watchers products in the frozen foods category, increases in Heinz ready-to-serve soups, and a restage of the Italian infant nutrition business. Lower pricing decreased sales 3.0%, as price increases in Heinz ketchup and soups were more than offset by the trade spending charge in the Italian infant nutrition business, decreased pricing related to European seafood and market price pressures in the Netherlands. Divestitures reduced sales 0.4%.

     Gross profit decreased $7.6 million, or 2.5%, to $299.9 million, and the gross profit margin decreased to 36.8% from 39.7%. The decrease in gross profit margin is primarily due to lower pricing and increased product costs in the European seafood business, and the charge for Italian trade spending. These decreases were partially offset by cost improvements in the Netherlands. Operating income decreased $19.2 million, or 13.3%, to $125.5 million, due to the decline in gross profit and increased general and administrative expenses offset by savings on consumer marketing primarily in the Italian and seafood businesses.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $10.0 million, or 3.0%, to $344.8 million. Favorable exchange translation rates increased sales by 5.0%. Volume decreased sales 1.2%, as strong volume in frozen food products in the New Zealand business was more than offset by declines from the discontinuation of an Indonesian energy drink as well as declines in the Tegel poultry business in New Zealand and tuna and infant feeding sales in Australia and China. Lower pricing reduced sales 0.7% primarily due to market price pressures on the Tegel poultry business in New Zealand.

     Gross profit increased $0.1 million, to $111.4 million. The gross profit margin decreased slightly to 32.3% from 33.3%. The favorable impact of exchange translation rates in Australia and New Zealand and improved sales mix in Indonesia were offset by Tegel poultry's lower pricing. Operating income decreased $0.9 million, or 2.0%, to $42.9 million, due to reduced net pricing and increased consumer marketing expense.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $7.0 million, or 8.0%, to $94.2 million. Volume increased 0.2% due primarily to improvements in infant feeding in Latin America, as a result of an aggressive pricing and promotional strategy, as well as improvements in beverages and ketchup in India. This increase was offset by lower sales in Israel, following a product recall in the third quarter of Fiscal 2004. Lower pricing reduced sales by 1.9%, mainly due to price declines in Israel following the recall. The prior year acquisition of a frozen food business in South Africa increased sales by 8.9%. Gross profit increased $1.0 million, or 3.3%, to $29.9 million, due mainly to the impact of a prior year acquisition in South Africa offset by lower sales volume and pricing in Israel. Operating income decreased $0.4 million as the increase in gross profit was more than offset by increased selling, general and administrative expenses.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and it is able to source raw materials, the country's economic situation remains uncertain and the Company's ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

             SIX MONTHS ENDED OCTOBER 27, 2004 AND OCTOBER 29, 2003

RESULTS OF CONTINUING OPERATIONS

     Sales for the six months ended October 27, 2004 increased $216.6 million, or 5.4%, to $4.20 billion. Sales were favorably impacted by volume growth of 1.2% and exchange translation rates of 4.2%. The favorable volume impact is mainly due to strong increases in the North American Consumer Products and Europe segments. These increases were partially offset by lower sales in Israel, following a product recall in the third quarter of Fiscal 2004. Acquisitions, net of divestitures, increased sales by 0.5%. Lower pricing decreased sales by 0.5%, principally due to a $21.1 million charge for trade spending for the Italian infant nutrition business, a restage of the Italian infant nutrition business and market price pressures impacting Northern Europe and the Tegel poultry business in New Zealand. The trade spending charge in the Italian infant nutrition business relates to prior years and reflects an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. These price decreases were partially offset by increases in the North American Consumer Products and U.S. Foodservice segments.

     Gross profit increased $50.5 million, or 3.4%, to $1.54 billion; however, the gross profit margin decreased to 36.6% from 37.3%. The decrease in the gross profit margin is mainly due to lower pricing and increased product costs in the European seafood business, the charge for Italian trade spending, increased commodity costs and market price pressures impacting the Tegel poultry and Latin America businesses. The increase in gross profit is primarily a result of favorable exchange translation rates and higher volume. Last year's gross profit was unfavorably impacted by the write down of U.K. pizza crust assets totaling $4.0 million.

     SG&A increased $65.5 million, or 8.3%, to $855.7 million, and increased as a percentage of sales to 20.4% from 19.8%. The increase is primarily due to the gain recorded on the sale of the Northern European bakery business in the prior year, foreign exchange translation rates, higher fuel and distribution costs and increased employee costs related to the new long-term incentive compensation program. Last year's SG&A was unfavorably impacted by reorganization costs totaling $5.5 million. Operating income decreased $15.0 million, or 2.1%, to $683.1 million, and decreased as a percentage of sales to 16.3% from 17.5% as a result of the changes noted above.

     Net interest expense increased $1.1 million, to $97.3 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004 and higher average floating interest rates during Fiscal 2005. These amounts were largely offset by the benefits of lower average net debt and lower cost for the remarketable securities in Fiscal 2005. Other expenses, net, decreased $20.8 million, resulting from the SFAS 150 reclassification and lower currency losses. The effective tax rate for the current year was 32.0% compared to 33.9% last year. The current year effective tax rate was favorably impacted by changes to the capital structure in certain foreign subsidiaries. The prior year effective tax rate was unfavorably impacted by the sale of the Northern European bakery business.

     Income from continuing operations for the first six months of Fiscal 2005 was $392.1 million compared to $378.3 million in the year earlier period, an increase of 3.6%. Diluted earnings per share was $1.11 in the current year compared to $1.07 in the prior year, up 3.7%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $82.1 million, or 8.4%, to $1.05 billion. Sales volume increased 4.9% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong perform-ance in Boston Market HomeStyle meals and Delimex snacks also contributed to the volume increase. Pricing increased sales 2.0% largely due to more efficient trade spending on SmartOnes frozen entrees and Ore-Ida potatoes as well as increases related to Classico pasta sauces. Sales increased 2.3% due to the prior year acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings. Divestitures reduced sales 1.4% due to the sale of Ethnic Gourmet Food and Rosetto pasta to Hain in the first quarter. Exchange translation rates increased sales 0.6%.

     Gross profit increased $24.6 million, or 5.9%, to $443.5 million driven by the increase in sales volume. The gross profit margin decreased to 42.0% from 43.1% due primarily to sales mix and higher commodity costs partially offset by higher net pricing. Operating income increased $13.3 million, or 5.7%, to $246.1 million, due to the increase in gross profit partially offset by higher selling and distribution costs driven by the volume increase and higher fuel costs. Operating income for the six months ended October 29, 2003 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $20.6 million, or 2.9%, to $723.7 million. Higher pricing increased sales by 2.0%, as price increases were initiated to offset fuel and commodity cost pressures. Acquisitions increased sales 1.1%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups. Sales volume decreased sales 0.2% as favorable volume in Escalon processed tomato products and Dianne's and Alden Merrell frozen desserts was offset by declines at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products early in the first quarter of Fiscal 2005.

     Gross profit increased $12.9 million, or 6.3%, to $216.6 million, and the gross profit margin increased to 29.9% from 29.0%. These increases are primarily due to favorable pricing, sales mix, and the prior year acquisition of Truesoups LLC, partly offset by increases in commodity costs. Operating income increased $5.7 million, or 5.3%, to $112.3 million, primarily due to growth in gross profit, partially offset by increased selling and distribution costs, due to the issues discussed above regarding Portion Pac, Inc and increased fuel and transportation costs. Operating income for the six months ended October 29, 2003 was impacted by reorganization costs totaling $2.5 million.

EUROPE

     Heinz Europe's sales increased $93.7 million, or 6.2%, to $1.60 billion. Favorable exchange translation rates increased sales by 8.8%. Volume increased 0.7% principally due to increases in Heinz ketchup resulting from the successful introduction of the Top Down bottle, new Weight Watchers products in the frozen foods category, increases in Heinz ready-to-serve soups, increases in Heinz frozen desserts in the U.K due to increased promotional activity, and improvements from a restage of the Italian infant nutrition business. These increases were offset by declines in European seafood and the discontinuation of frozen pizza and Bagel Bites in the U.K. Lower pricing decreased sales 2.6%, primarily due to the trade spending charge in the Italian infant nutrition business, increased trade promotion spending on European seafood, a restage of the Italian infant nutrition business, and lower trade prices in the Netherlands. Divestitures reduced sales 0.7%.

     Gross profit increased $7.5 million, or 1.3%, to $602.9 million, while the gross profit margin decreased to 37.6% from 39.4%. The decrease in gross profit margin is primarily related to lower pricing and increased product costs in the European seafood business, and the charge for Italian trade spending, partially offset by manufacturing improvements in the Netherlands. The increase in gross profit is primarily due to favorable exchange translation rates, partially offset by trade promotional spending to reduce prices in Italy and the Netherlands. Gross profit for the six months ended October 29, 2003 was impacted by the write-down of the U.K. pizza crust assets totaling

$4.0 million. Operating income decreased $36.4 million, or 11.5%, to $279.6 million, largely due to the gain recognized in the prior year on the sale of the Northern European bakery business, partially offset by growth in gross profit and reduced consumer marketing expenses.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $14.3 million, or 2.3%, to $639.1 million. Favorable exchange translation rates increased sales by 4.6%. Volume decreased sales 1.1%, chiefly due to the discontinuation of an Indonesian energy drink, as well as declines in infant feeding and tuna in Australia, infant feeding in China and Asian sauces in Japan. These declines were offset by strong volume in ABC sauces, frozen foods and convenience meals in New Zealand, and Indonesian cordials and ready-to-drink beverages. Lower pricing reduced sales 1.2% primarily due to market price pressures on Tegel poultry in New Zealand.

     Gross profit increased $1.0 million, or 0.5%, to $206.9 million. The gross profit margin decreased to 32.4% from 32.9%. The increase in gross profit is primarily due to favorable exchange translation rates in Australia and New Zealand and improved sales mix in Indonesia, partially offset by lower volume and Tegel poultry's lower pricing. Operating income decreased $2.9 million, or 3.7%, to $75.1 million, due to reduced net pricing and increased consumer marketing costs.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $5.9 million, or 3.4%, to $181.6 million. Volume decreased 2.3% due primarily to lower sales in Israel, following a product recall in the third quarter of Fiscal 2004, partially offset by improvements in ketchup and beverages in India. Lower pricing reduced sales by 3.5%, mainly due to decreases in Latin America as a result of market price pressures and price declines in Israel resulting from the effects of the recall. The prior year acquisition of a frozen food business in South Africa increased sales by 8.5%. Gross profit decreased $1.1 million, or 1.9%, to $58.8 million, due mainly to lower sales in Israel and Latin America and overall poor performance in Israel, partially offset by the impact of a prior year acquisition in South Africa. Operating income increased $2.7 million due to reduced general and administrative expenses, partially offset by increased distribution costs.

     During the first quarter of Fiscal 2005, the Company reached an agreement with third parties related to a recall in Fiscal 2004. The proceeds of the agreement offset recall related damages incurred to date.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of liquidity and financial position references the business measures of operating free cash flow and net debt as defined below. These measures are utilized by senior management and the board of directors to gauge our business operating performance, and management believes these measures provide clarity in understanding the trends of the business. Management, and investors, can benefit from the use of the operating free cash flow measure as it provides cash flow derived from product sales and the short-term application of cash, including the effect of capital expenditures. The limitation of operating free cash flow is that it adjusts for cash used for capital expenditures that is no longer available to the Company for other purposes. Management compensates for this limitation by using the GAAP operating cash flow number as well. Operating free cash flow does not represent residual cash flow available for discretionary expenditures. Net debt is an additional measure that is important to our liquidity and financial condition.

     Cash provided by continuing operating activities was $379.6 million, a decrease of $113.7 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to working capital movements, particularly accounts receivable and inventories. While we continue to make progress in reducing our cash conversion cycle, as expected, the rate of improvement has lessened when compared to the working capital generated last Fiscal year.

     Cash used for investing activities totaled $52.5 million compared to $90.0 million last year. Proceeds from divestitures, net of acquisitions, provided $26.0 million in the first six months of Fiscal 2005. Included in the Fiscal 2005 net proceeds from divestitures, is a $20.2 million deposit related to the sale of an oil and fats product line in Korea. The sale is expected to be completed during the third quarter. In Fiscal 2004, acquisitions, net of divestitures, used $9.0 million in cash. Capital expenditures totaled $82.6 million (2.0% of sales) compared to $74.8 million (1.9% of sales) last year.

     Cash used for financing activities totaled $321.3 million compared to $402.7 million last year. Long-term debt was reduced by $11.0 million during the current period, compared to $70.2 million last year. Proceeds on short-term borrowings were $8.5 million this year, compared to payments of $130.1 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $130.6 million this year compared to $23.7 million in the prior year, in line with the Company's strategy of maintaining fully diluted shares at a constant level. Dividend payments totaled $199.5 million, compared to $190.0 million for the same period last year, reflecting a 5.5% increase in the annual dividend on common stock.

     The Company's primary measure of cash flow performance is operating free cash flow (cash provided by operating activities less capital expenditures). For the first six months of Fiscal 2005, the Company had operating free cash flow totaling $296.9 million (cash provided by operating activities of $379.6 million less capital expenditures of $82.6 million) as compared to $418.4 million for the same period a year ago (cash provided by operating activities of $493.3 million less capital expenditures of $74.8 million). This decrease in operating free cash flow is the result of working capital movement in the first six months and increased capital expenditures in the current year. The Company is still estimating operating free cash flow to be $800 million to $1 billion for the entire 2005 fiscal year.

     At October 27, 2004, the Company's net debt (total debt of $5,143.8 million, net of the value of interest rate swaps of $217.0 million, less cash and cash equivalents of $1,267.7 million) was $3.66 billion, down approximately $311.7 million as compared to the prior year amount of $3.97 billion (total debt of $4,995.7 million, less the value of interest rate swaps of $176.3 million, less cash and cash equivalents of $848.7 million). The Company expects that over $400 million of long-term debt will be retired in Fiscal 2005.

     The Company and the holders of the $800 million remarketable securities due 2020 agreed to change the remarketing date from November 15 to December 1 beginning this year and to change the maturity date to December 1, 2020 from November 15, 2020. These changes allow for the remarketing to occur each year after the anticipated filing of the Company's second quarter Form 10-Q. If the securities are not remarketed in any given year, then the Company is required to repurchase the principal amount of securities plus interest.

     In August 2004, the Company and H.J. Heinz Finance Company, a subsidiary of the Company, amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. The Company also maintains in excess of $500 million of other credit facilities used primarily by the Company's foreign subsidiaries. These resources together with the Company's existing cash balance of almost $1.3 billion, its anticipated strong operating cash flow and access to the capital market, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

     The impact of inflation on both the Company's financial position and the results of operations is not expected to adversely affect Fiscal 2005 results.

     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. The total equity investment in Hain as of October 27, 2004 was $185.5 million. Heinz currently owns approximately six million shares of Hain stock at an average basis of approximately $30.00 per share as of October 27, 2004. Since late January 2004, Hain shares have been trading at less than 80% of Heinz's carrying value. Heinz is assisting Hain with certain cost savings programs that Hain is pursuing with the intention of improving its shareholder value over the next 12 months. Absent a significant increase in the share price of Hain, the Company believes it is likely to record a charge to pretax earnings to write down its Hain investment in the third quarter of Fiscal 2005. This charge would have no effect on cash flows.

CONTRACTUAL OBLIGATIONS

     The Company is obligated to make future payments under various contracts such as debt agreements, lease arrangements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 27, 2004. For additional information, refer to page 22 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2 providing final guidance on the accounting for benefits provided by the Act. Although detailed regulations necessary to implement the Act have not yet been finalized, management believes that certain drug benefits offered under the postretirement health care plans will qualify for the subsidy under Medicare Part D. Accordingly, the Company adopted Staff Position 106-2 as of its second quarter reporting period beginning July 29, 2004 and has performed a remeasurement of its plan obligations as of that date. The reduction in the benefit obligation is approximately $18.8 million and has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis.

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

     Marketing Costs--Trade promotions are an important component of the sales and marketing of the Company's products and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of the Company's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company's results of operations depending on how actual results of the programs compare to original estimates.

     We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our actual redemption rates vary from our estimated redemption rates.

     Inventories--Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. The Company records adjustments to the carrying value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Investments and Long-lived Assets and Property, Plant and Equipment--Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as market value devaluation and inflation which are developed in connection with the Company's longer-term strategic planning. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows.

     Goodwill and Indefinite Lived Intangibles--Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. The Company's measure of impairment is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company's longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company's control. Management believes that because fair values of goodwill and intangible assets with indefinite lives significantly exceed carrying value, it is unlikely that a material impairment charge would be recognized.

     Retirement Benefits--The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country that the Company operates a benefit plan) as of the measurement date. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 28, 2004 was 5.8%.

     Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers actual real historic returns of asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the year ending April 28, 2004. For purposes of calculating Fiscal 2005 expense, the weighted average rate of return will remain at approximately 8.2%.

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

SENSITIVITY OF ASSUMPTIONS

     If we assumed a 100 basis point change in the following assumption, our Fiscal 2004 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

                                                                100 BASIS POINT
                                                              -------------------
                                                              INCREASE   DECREASE
                                                              --------   --------
PENSION BENEFITS
Discount rate used in determining projected benefit
  obligation................................................  $(289.1)    $312.4
Discount rate used in determining net pension expense.......  $ (31.7)    $ 37.4
Long-term rate of return on assets used in determining net
  pension expense...........................................  $ (18.4)    $ 18.4
OTHER BENEFITS
Discount rate used in determining projected benefit
  obligation................................................  $ (21.2)    $ 23.2

     Income Taxes--The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating its tax positions. The Company establishes reserves when it becomes probable that a tax return position that it considers supportable may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company's annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to the Company's tax rate in the period of resolution. The Company's tax reserves are presented in the balance sheet principally within accrued income taxes.

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

     On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of Fiscal 2005 or in Fiscal 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $1 billion. The related potential range of income tax is between zero and $60 million.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, including the Remedia related claims in Israel and rights against third parties, international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the possibility of increased pension expense and contributions and other people-related costs, the possibility of investment impairment, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 28, 2004, and the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the six months ended October 27, 2004. For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Control over Financial Reporting

     Although the Company believes that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective and no change in the Company's internal control over reporting occurred during the Company's most recent fiscal quarter that has materi-ally affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, the Company began to upgrade trade management processes and systems for its Italian infant nutrition business in Fiscal 2004 in response to trade spending increases and a previously identified need to improve management organization, process and controls. The process and system upgrades included the hiring of new management to enhance control over trade spending, the transfer of accounting control of trade promotion funds from the Italian sales department to the Italian finance department, the establishment of a dedicated Trade Finance Group in Italy to improve processes and controls, and to support the Italian sales team, and the implementation of a new trade spending management system, portions of which became operational during the quarter ended October 27, 2004. While the new trade spending management system will not become fully operational until later in the Company's fiscal year ending April 27, 2005, the Company is confident that the upgraded trade management processes and systems in Italy have addressed the issues that resulted in the under-accrual. See Note No. 10, "Segments" in Item 1--"Financial Statements" for the amounts and years affected by this under-accrual.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In the second quarter of Fiscal 2005, the Company repurchased the following number of shares of its common stock:

                                                                           Maximum
                          Total                    Total Number of     Number of Shares
                        Number of    Average     Shares Purchased as   that May Yet Be
                         Shares     Price Paid    Part of Publicly     Purchased Under
Period                  Purchased   per Share    Announced Programs      the Programs
------                  ---------   ----------   -------------------   ----------------
July 29, 2004 - August
  25, 2004............  1,300,000     $36.92              --                   --
August 26, 2004 -
  September 22, 2004..   500,000      $38.20              --                   --
September 23, 2004 -
  October 27, 2004....        --          --              --                   --
                        ---------     ------            ----                 ----
Total.................  1,800,000     $37.28              --                   --
                        =========     ======            ====                 ====

     The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on January 14, 2004 for a maximum of 15 million shares. All repurchases were made in open market transactions. As of October 27, 2004, the maximum number of shares that may yet be purchased under the 2004 program is 10,406,150.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania, on September 8, 2004. The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

Director                     Shares For    Shares Against   Abstain    Broker Non-vote
--------                     -----------   --------------   --------   ---------------
W. R. Johnson..............  294,003,098      7,777,894           --            --
C. E. Bunch................  295,099,000      6,681,992           --            --
M. C. Choksi...............  295,221,253      6,559,739           --            --
L. S. Coleman, Jr. ........  292,375,252      9,405,740           --            --
P. H. Coors................  296,311,932      5,469,060           --            --
E. E. Holiday..............  293,019,335      8,761,657           --            --
C. Kendle..................  270,778,458     31,002,534           --            --
D. R. O'Hare...............  295,155,975      6,625,017           --            --
L. C. Swann................  296,394,466      5,386,526           --            --
T. J. Usher................  282,345,211     19,435,781           --            --
J. M. Zimmerman............  296,464,908      5,316,084           --            --

     Shareholders also acted upon the following proposal at the Annual Meeting:

     Elected PricewaterhouseCoopers, LLP the Company's independent accountants for the fiscal year ending April 27, 2005. Votes totaled 292,960,872 for, 6,000,249 against, 2,819,870 abstentions, and 50,666,494 broker non-votes.

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

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: November 29, 2004
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 29, 2004
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

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