Form 10-Q
period 2005-01-26
HEINZ H J CO
filed 2005-03-01
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 26, 2005         COMMISSION FILE NUMBER 1-3385

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

     The number of shares of the Registrant's Common Stock, par value $0.25 per share, outstanding as of January 31, 2005 was 350,060,868 shares.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Third Quarter Ended
                                                              -----------------------------------
                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)
Sales.......................................................     $2,261,219         $2,097,181
Cost of products sold.......................................      1,441,306          1,317,934
                                                                 ----------         ----------
Gross profit................................................        819,913            779,247
Selling, general and administrative expenses................        490,345            423,880
                                                                 ----------         ----------
Operating income............................................        329,568            355,367
Interest income.............................................          7,534              5,588
Interest expense............................................         60,880             53,725
Asset impairment charges for cost and equity investments....         73,842                 --
Other expense, net..........................................          1,671              5,095
                                                                 ----------         ----------
Income from continuing operations before income taxes.......        200,709            302,135
Provision for income taxes..................................         62,189             99,898
                                                                 ----------         ----------
Income from continuing operations...........................        138,520            202,237
Income from discontinued operations, net of tax.............         13,891                 --
                                                                 ----------         ----------
Net income..................................................     $  152,411         $  202,237
                                                                 ==========         ==========
Income per common share
  Diluted
     Continuing operations..................................     $     0.39         $     0.57
     Discontinued operations................................           0.04                 --
                                                                 ----------         ----------
       Net income...........................................     $     0.43         $     0.57
                                                                 ==========         ==========
  Average common shares outstanding--diluted................        353,842            354,254
                                                                 ==========         ==========
  Basic
     Continuing operations..................................     $     0.40         $     0.58
     Discontinued operations................................           0.04                 --
                                                                 ----------         ----------
       Net income...........................................     $     0.44         $     0.58
                                                                 ==========         ==========
  Average common shares outstanding--basic..................        350,357            351,725
                                                                 ==========         ==========
Cash dividends per share....................................     $    0.285         $     0.27
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                     (In Thousands, Except
                                                                      per Share Amounts)
Sales.......................................................     $6,463,805         $6,083,166
Cost of products sold.......................................      4,105,125          3,815,625
                                                                 ----------         ----------
Gross profit................................................      2,358,680          2,267,541
Selling, general and administrative expenses................      1,346,010          1,214,063
                                                                 ----------         ----------
Operating income............................................      1,012,670          1,053,478
Interest income.............................................         20,178             15,901
Interest expense............................................        170,826            160,254
Asset impairment charges for cost and equity investments....         73,842                 --
Other expense, net..........................................         10,831             35,019
                                                                 ----------         ----------
Income from continuing operations before income taxes.......        777,349            874,106
Provision for income taxes..................................        246,714            293,557
                                                                 ----------         ----------
Income from continuing operations...........................        530,635            580,549
Income from discontinued operations, net of tax.............         15,577             27,200
                                                                 ----------         ----------
Net income..................................................     $  546,212         $  607,749
                                                                 ==========         ==========
Income per common share
  Diluted
     Continuing operations..................................     $     1.50         $     1.64
     Discontinued operations................................           0.04               0.08
                                                                 ----------         ----------
       Net income...........................................     $     1.54         $     1.72
                                                                 ==========         ==========
  Average common shares outstanding--diluted................        353,842            354,254
                                                                 ==========         ==========
  Basic
     Continuing operations..................................     $     1.51         $     1.65
     Discontinued operations................................           0.04               0.08
                                                                 ----------         ----------
       Net income...........................................     $     1.56         $     1.73
                                                                 ==========         ==========
  Average common shares outstanding--basic..................        350,357            351,725
                                                                 ==========         ==========
Cash dividends per share....................................     $    0.855         $     0.81
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 26, 2005   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
ASSETS
Current Assets:
Cash and cash equivalents...................................     $  834,805        $1,180,039
Receivables, net............................................      1,073,592         1,093,155
Inventories.................................................      1,394,383         1,156,932
Prepaid expenses............................................        204,824           165,177
Other current assets........................................         23,842            15,493
                                                                 ----------        ----------
     Total current assets...................................      3,531,446         3,610,796
                                                                 ----------        ----------

Property, plant and equipment...............................      3,954,016         3,727,224
Less accumulated depreciation...............................      1,828,456         1,669,938
                                                                 ----------        ----------
     Total property, plant and equipment, net...............      2,125,560         2,057,286
                                                                 ----------        ----------

Goodwill....................................................      2,061,009         1,959,914
Trademarks, net.............................................        672,936           643,901
Other intangibles, net......................................        152,551           149,920
Other non-current assets....................................      1,409,365         1,455,372
                                                                 ----------        ----------
     Total other non-current assets.........................      4,295,861         4,209,107
                                                                 ----------        ----------

     Total assets...........................................     $9,952,867        $9,877,189
                                                                 ==========        ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 26, 2005   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                    (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt.............................................     $   34,102        $   11,434
Portion of long-term debt due within one year...............         67,725           425,016
Accounts payable............................................        974,217         1,063,113
Salaries and wages..........................................         43,688            50,101
Accrued marketing...........................................        213,055           230,495
Accrued interest............................................         98,739            81,473
Other accrued liabilities...................................        253,662           280,123
Income taxes................................................        129,745           327,313
                                                                 ----------        ----------
     Total current liabilities..............................      1,814,933         2,469,068
                                                                 ----------        ----------
Long-term debt..............................................      4,689,436         4,537,980
Deferred income taxes.......................................        354,235           313,343
Non-pension postretirement benefits.........................        196,409           192,599
Other liabilities and minority interest.....................        576,964           470,010
                                                                 ----------        ----------
     Total long-term liabilities............................      5,817,044         5,513,932
Shareholders' Equity:
Capital stock...............................................        107,866           107,868
Additional capital..........................................        418,087           403,043
Retained earnings...........................................      5,103,878         4,856,918
                                                                 ----------        ----------
                                                                  5,629,831         5,367,829
Less:
  Treasury stock at cost (81,038,982 shares at January 26,
     2005 and 79,139,249 shares at April 28, 2004)..........      3,039,292         2,927,839
  Unearned compensation.....................................         32,068            32,275
  Accumulated other comprehensive loss......................        237,581           513,526
                                                                 ----------        ----------
     Total shareholders' equity.............................      2,320,890         1,894,189
                                                                 ----------        ----------
     Total liabilities and shareholders' equity.............     $9,952,867        $9,877,189
                                                                 ==========        ==========

* Summarized from audited fiscal year 2004 balance sheet.

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                    (Thousands of Dollars)
Cash Flows from Operating Activities:
  Net income................................................     $  546,212         $  607,749
  Income from discontinued operations, net of tax...........        (15,577)           (27,200)
                                                                 ----------         ----------
  Income from continuing operations.........................        530,635            580,549
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................        168,807            153,944
    Amortization............................................         15,893             15,836
    Deferred tax provision..................................         65,970             48,427
    Gain on sale of the Northern Europe bakery business.....             --            (26,338)
    Asset impairment charges for cost and equity
      investments...........................................         73,842                 --
    Tax pre-payment in Europe...............................       (124,886)                --
    Other items, net........................................         31,850             25,106
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................        130,463            168,842
      Inventories...........................................       (165,749)           (45,758)
      Prepaid expenses and other current assets.............        (35,633)           (50,175)
      Accounts payable......................................       (140,777)          (125,864)
      Accrued liabilities...................................        (67,835)           (68,863)
      Income taxes..........................................         23,566            141,347
                                                                 ----------         ----------
         Cash provided by operating activities..............        506,146            817,053
                                                                 ----------         ----------
Cash Flows from Investing Activities:
    Capital expenditures....................................       (131,024)          (119,817)
    Acquisitions, net of cash acquired......................        (38,121)           (75,368)
    Proceeds from divestitures..............................         39,878             60,467
    Other items, net........................................          4,135             14,775
                                                                 ----------         ----------
         Cash used for investing activities.................       (125,132)          (119,943)
                                                                 ----------         ----------
Cash Flows from Financing Activities:
    Payments on long-term debt..............................       (418,466)           (73,988)
    Payments on commercial paper and short-term debt, net...        (24,128)          (143,288)
    Dividends...............................................       (299,252)          (284,908)
    Purchases of treasury stock.............................       (169,016)          (122,730)
    Exercise of stock options...............................         59,337             66,762
    Other items, net........................................         11,323             12,467
                                                                 ----------         ----------
         Cash used for financing activities.................       (840,202)          (545,685)
                                                                 ----------         ----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         85,758             63,009
Effect of discontinued operations...........................         28,196                 --
                                                                 ----------         ----------
Net increase/(decrease) in cash and cash equivalents........       (345,234)           214,434
Cash and cash equivalents at beginning of year..............      1,180,039            801,732
                                                                 ----------         ----------
Cash and cash equivalents at end of period..................     $  834,805         $1,016,166
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

(2)  SPECIAL ITEMS

     ASSET IMPAIRMENTS
     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a rapid growth natural, specialty and snack food company. Hain shares have been trading at less than 80% of Heinz's carrying value since late January 2004. Due to the length of time and the amount that Hain stock has traded below the Company's basis, the Company has determined that the decline is other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, has recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz currently owns approximately six million shares of Hain stock at a new basis of $19.86 per share as of January 26, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, the Company may need to record additional writedowns of its investment in Hain. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges.

     DISCONTINUED OPERATIONS
     Net income from discontinued operations for the three and nine months ended January 26, 2005 was $13.9 million and $15.6 million, respectively, and for the nine months ended January 28, 2004 was $27.2 million, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002.

     DIVESTITURES
     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of selling, general and administrative expenses ("SG&A").

     REORGANIZATION COSTS
     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold.

(3)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                               January 26, 2005   April 28, 2004
                                                               ----------------   --------------
                                                                    (Thousands of Dollars)
   Finished goods and work-in-process........................     $1,048,964      $      897,778
   Packaging material and ingredients........................        345,419             259,154
                                                                  ----------      --------------
                                                                  $1,394,383      $    1,156,932
                                                                  ==========      ==============

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the nine months ended January 26, 2005, by reportable segment, are as follows:

                                       North
                                      American                                         Other
                                      Consumer      U.S.                   Asia/     Operating
                                      Products   Foodservice    Europe    Pacific    Entities      Total
                                      --------   -----------   --------   --------   ---------   ----------
                                                             (Thousands of Dollars)
   Balance at April 28, 2004........  $923,939    $179,544     $670,935   $165,646    $19,850    $1,959,914
   Acquisition......................       --        6,558        1,541     27,062         --        35,161
   Purchase accounting
     reclassifications..............  (10,304)      (1,185)          --       (298)        --       (11,787)
   Disposal.........................   (2,548)          --           --         --       (483)       (3,031)
   Translation adjustments..........    8,066           --       57,597     20,431      1,506        87,600
   Impairment.......................       --           --           --         --     (6,848)       (6,848)
                                      --------    --------     --------   --------    -------    ----------
   Balance at January 26, 2005......  $919,153    $184,917     $730,073   $212,841    $14,025    $2,061,009
                                      ========    ========     ========   ========    =======    ==========

     During the second quarter of Fiscal 2005 based on preliminary valuation results, purchase accounting adjustments were recorded to reclassify goodwill to trademarks and other intangibles related to the Fiscal 2004 acquisition of Unifine Richardson B.V., within the North American Consumer Products segment. The Company expects to finalize the purchase price allocation related to this acquisition in the fourth quarter of Fiscal 2005. In addition, during the third quarter of Fiscal 2005 the Company acquired a controlling interest in Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts. The Company expects to finalize the purchase price allocation related to this acquisition in Fiscal 2006.

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

     Trademarks and other intangible assets at January 26, 2005 and April 28, 2004, subject to amortization expense, are as follows:

                                                  January 26, 2005                   April 28, 2004
                                           -------------------------------   -------------------------------
                                                        Accum                             Accum
                                            Gross       Amort       Net       Gross       Amort       Net
                                           --------   ---------   --------   --------   ---------   --------
                                                                (Thousands of Dollars)
   Trademarks............................  $188,130   $ (53,854)  $134,276   $188,927   $ (50,505)  $138,422
   Licenses..............................   208,186    (122,919)    85,267    208,186    (118,504)    89,682
   Other.................................   135,437     (68,153)    67,284    123,394     (63,156)    60,238
                                           --------   ---------   --------   --------   ---------   --------
                                           $531,753   $(244,926)  $286,827   $520,507   $(232,165)  $288,342
                                           ========   =========   ========   ========   =========   ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $11.3 million and $11.6 million for the nine months ended January 26, 2005 and January 28, 2004, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 26, 2005, annual amortization expense for each of the next five years is estimated to be approximately $15 million.

     Intangible assets not subject to amortization at January 26, 2005 and April 28, 2004 were $538.7 million and $505.5 million, respectively, and consisted solely of trademarks.

(5)  INCOME TAXES

     The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates. The reduction in the effective tax rate is attributable to changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, and the settlement of tax audits, partially offset by impairment charges for Hain and an e-commerce business venture for which no tax benefit can currently be recorded.

     The American Jobs Creation Act ("the AJCA") provides a deduction of 85% of certain foreign earnings repatriation. The Company may elect to apply this provision in either Fiscal 2005 or in Fiscal 2006. The Company does not expect to be able to complete its evaluation of the effects of the repatriation provisions until after Congress and the Treasury Department enacts needed technical corrections and provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time after these events occur. The range of amounts that the Company is considering for repatriation under this provision is between zero and $700 million. The related potential range of income tax (assuming enactment of needed technical corrections) is between zero and $40 million.

     The AJCA provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with the Company's 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. The benefit of this deduction is not expected to have a material impact on the Company's effective tax rate in Fiscal 2006.

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

                                     Third Quarter Ended                    Nine Months Ended
                             -----------------------------------   -----------------------------------
                             January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                             ----------------   ----------------   ----------------   ----------------
                                             (In Thousands, Except per Share Amounts)
   Income from continuing
     operations:
        As reported........      $138,520           $202,237           $530,635           $580,549
        Fair value-based
          expense, net of
          tax..............         4,360              7,834             15,191             20,830
                                 --------           --------           --------           --------
        Pro forma..........      $134,160           $194,403           $515,444           $559,719
                                 ========           ========           ========           ========
   Income per common share
     from continuing
     operations:
        Diluted
          As reported......      $   0.39           $   0.57           $   1.50           $   1.64
          Pro forma........      $   0.38           $   0.55           $   1.46           $   1.58
        Basic
          As reported......      $   0.40           $   0.58           $   1.51           $   1.65
          Pro forma........      $   0.38           $   0.55           $   1.47           $   1.59

     The weighted-average fair value of options granted was $9.33 and $5.91 per share in the nine months ended January 26, 2005 and January 28, 2004, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     Nine Months Ended
                                                                 -------------------------
                                                                 January 26,   January 28,
                                                                    2005          2004
                                                                 -----------   -----------
   Dividend yield..............................................      3.0%          3.3%
   Volatility..................................................     25.4%         20.2%
   Risk-free interest rate.....................................      4.4%          3.7%
   Expected term (years).......................................      7.9           6.5

     During the first nine months of Fiscal 2005, the Company granted 325,426 restricted stock units to employees. The fair value of restricted stock units awarded to employees is recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The Company recognized amortization (net of forfeitures) related to unearned compensation of $0.4 million and $4.3 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $9.0 million and $10.5 million for the nine months ended January 26, 2005 and January 28, 2004, respectively.

(7)  PENSIONS AND OTHER POST RETIREMENT BENEFITS

     The components of net periodic benefit cost are as follows:

                                                             Third Quarter Ended
                                  -------------------------------------------------------------------------
                                  January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                  ----------------   ----------------   ----------------   ----------------
                                           Pension Benefits                  Post Retirement Benefits
                                  -----------------------------------   -----------------------------------
                                                           (Thousands of Dollars)
   Service cost.................      $ 12,351           $ 10,879            $1,376             $1,207
   Interest cost................        31,352             29,558             3,971              3,831
   Expected return on plan
     assets.....................       (42,903)           (38,595)               --                 --
   Amortization of net initial
     asset......................          (220)              (204)               --                 --
   Amortization of prior service
     cost.......................         2,343              2,213              (757)              (569)
   Amortization of unrecognized
     loss.......................        14,372             10,463             1,306                948
                                      --------           --------            ------             ------
   Net periodic benefit cost....      $ 17,295           $ 14,314            $5,896             $5,417
                                      ========           ========            ======             ======

                                                              Nine Months Ended
                                  -------------------------------------------------------------------------
                                  January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                  ----------------   ----------------   ----------------   ----------------
                                           Pension Benefits                  Post Retirement Benefits
                                  -----------------------------------   -----------------------------------
                                                           (Thousands of Dollars)
   Service cost.................     $  34,796          $  31,329           $ 4,111            $ 3,600
   Interest cost................        91,545             85,881            12,119             11,454
   Expected return on plan
     assets.....................      (125,398)          (112,104)               --                 --
   Amortization of net initial
     asset......................          (642)              (584)               --                 --
   Amortization of prior service
     cost.......................         6,903              6,416            (2,269)            (1,719)
   Amortization of unrecognized
     loss.......................        41,953             30,473             4,373              2,852
   Loss/(gain) due to
     curtailment, settlement and
     special termination
     benefits...................            --             (2,348)               --                380
                                     ---------          ---------           -------            -------
   Net periodic benefit cost....     $  49,157          $  39,063           $18,334            $16,567
                                     =========          =========           =======            =======

     As of January 26, 2005, the Company has contributed $29.8 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $40 million in Fiscal 2005.

(8)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. The Company is required to adopt this Statement in the second quarter of Fiscal 2006; however, early adoption of this Statement is encouraged. The Company is currently evaluating the timing and method of the adoption of this Statement.

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provided guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement is meant to eliminate any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of Fiscal 2007; however, early application is permitted. The Company does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2 providing final guidance on the accounting for benefits provided by the Act. Based on the preliminary regulations, management believes that certain drug benefits offered under the postretirement health care plans will qualify for the subsidy under Medicare Part D. Accordingly, the Company adopted Staff Position 106-2 as of its second quarter reporting period beginning July 29, 2004 and has performed a remeasurement of its plan obligations as of that date. The reduction in the benefit obligation of approximately $18.8 million has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis. In January 2005 final Medicare prescription drug rules were issued. Although the Company is currently evaluating these regulations, management believes the impact of the Act based upon the final rules will not differ significantly from the impact recorded in the second quarter of Fiscal 2005.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of H.J. Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ended October 29, 2003, with no resulting effect on the Company's profitability.

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

     The following table presents information about the Company's reportable segments:

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                FY 2005            FY 2004            FY 2005            FY 2004
                            ----------------   ----------------   ----------------   ----------------
                                                     (Thousands of Dollars)
   Net external sales:
     North American
        Consumer
        Products..........     $  579,039         $  521,753         $1,633,798         $1,494,413
     U.S. Foodservice.....        374,835            353,884          1,098,535          1,056,993
     Europe...............        884,771            827,451          2,488,267          2,337,255
     Asia/Pacific.........        323,865            301,885            962,924            926,661
     Other Operating
        Entities..........         98,709             92,208            280,281            267,844
                               ----------         ----------         ----------         ----------
     Consolidated
        Totals............     $2,261,219         $2,097,181         $6,463,805         $6,083,166
                               ==========         ==========         ==========         ==========

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                FY 2005            FY 2004            FY 2005            FY 2004
                            ----------------   ----------------   ----------------   ----------------
                                                     (Thousands of Dollars)
   Intersegment revenues:
     North American
        Consumer
        Products..........     $   12,773         $   13,449         $   38,464         $   42,429
     U.S. Foodservice.....          7,130              3,747             16,711             10,378
     Europe...............          4,455              2,729             13,621             10,352
     Asia/Pacific.........            825                581              2,435              2,158
     Other Operating
        Entities..........            434                609              1,192              1,727
     Non-Operating (a)....        (25,617)           (21,115)           (72,423)           (67,044)
                               ----------         ----------         ----------         ----------
     Consolidated
        Totals............     $       --         $       --         $       --         $       --
                               ==========         ==========         ==========         ==========
   Operating income
     (loss):
     North American
        Consumer
        Products..........     $  148,352         $  126,534         $  394,421         $  359,265
     U.S. Foodservice.....         54,378             54,658            166,682            161,308
     Europe...............        128,517            163,147            408,088            479,130
     Asia/Pacific.........         32,599             34,026            107,720            112,029
     Other Operating
        Entities..........          2,587              2,554             25,075             22,184
     Non-Operating (a)....        (36,865)           (25,552)           (89,316)           (80,438)
                               ----------         ----------         ----------         ----------
     Consolidated
        Totals............     $  329,568         $  355,367         $1,012,670         $1,053,478
                               ==========         ==========         ==========         ==========
   Operating income (loss)
     excluding special
     items (b):
     North American
        Consumer
        Products..........     $  148,352         $  126,534         $  394,421         $  360,761
     U.S. Foodservice.....         54,378             54,658            166,682            163,808
     Europe...............        128,517            163,147            408,088            454,331
     Asia/Pacific.........         32,599             34,026            107,720            112,029
     Other Operating
        Entities..........          2,587              2,554             25,075             22,184
     Non-Operating (a)....        (36,865)           (25,552)           (89,316)           (78,980)
                               ----------         ----------         ----------         ----------
     Consolidated
        Totals............     $  329,568         $  355,367         $1,012,670         $1,034,133
                               ==========         ==========         ==========         ==========

     --------------------

     (a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

     (b) Nine Months ended January 28, 2004--Excludes the gain on disposal of the bakery business in Northern Europe and costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $1.5 million, U.S. Foodservice $2.5 million, Europe $(24.8) million, and Non-Operating $1.5 million.

     The results for the nine months ended January 26, 2005 were impacted by a $21.1 million charge for trade promotion spending for the Italian infant nutrition business. The charge relates to an under-accrual in fiscal years 2001, 2002 and 2003. The amount of the charge that corresponds to each of the fiscal years 2001, 2002 and 2003 is less than 1% of net income for each of those years.

     The Company's revenues are generated via the sale of products in the following categories:

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                FY 2005            FY 2004            FY 2005            FY 2004
                            ----------------   ----------------   ----------------   ----------------
                                                     (Thousands of Dollars)
   Ketchup, Condiments and
     Sauces...............     $  793,614         $  735,347         $2,356,649         $2,229,197
   Frozen Foods...........        594,690            526,150          1,599,280          1,402,629
   Convenience Meals......        515,215            464,000          1,446,515          1,349,012
   Infant Foods...........        220,431            222,652            601,819            629,769
   Other..................        137,269            149,032            459,542            472,559
                               ----------         ----------         ----------         ----------
        Total.............     $2,261,219         $2,097,181         $6,463,805         $6,083,166
                               ==========         ==========         ==========         ==========

(10) NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                FY 2005            FY 2004            FY 2005            FY 2004
                            ----------------   ----------------   ----------------   ----------------
                                                         (In Thousands)
   Income from continuing
     operations...........      $138,520           $202,237           $530,635           $580,549
   Preferred dividends....             4                  4                 12                 12
                                --------           --------           --------           --------
   Income from continuing
     operations applicable
     to common stock......      $138,516           $202,233           $530,623           $580,537
                                ========           ========           ========           ========
     Average common shares
      outstanding--basic..       350,357            351,725            350,357            351,725
     Effect of dilutive
        securities:
        Convertible
          preferred
          stock...........           139                146                139                146
        Stock options and
          restricted
          stock...........         3,346              2,383              3,346              2,383
                                --------           --------           --------           --------
     Average common shares
    outstanding--diluted..      $353,842           $354,254           $353,842           $354,254
                                ========           ========           ========           ========

     Stock options outstanding in the amounts of 16.1 million and 18.3 million were not included in the computation of diluted earnings per share for the nine months ended January 26, 2005 and January 28, 2004, respectively, because inclusion of these options would be antidilutive.

(11) COMPREHENSIVE INCOME

                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
                                FY 2005            FY 2004            FY 2005            FY 2004
                            ----------------   ----------------   ----------------   ----------------
                                                         (In Thousands)
     Net income...........      $152,411           $202,237           $546,212           $607,749
     Other comprehensive
       income:
       Foreign currency
          translation
          adjustments.....        88,534            207,546            282,233            383,956
       Minimum pension
          liability
          adjustment......        (3,800)           (28,613)            (9,861)           (53,632)
       Net deferred
          gains/(losses)
          on derivatives
          from periodic
          revaluations....         1,493             (8,321)            27,227             (6,285)
       Net deferred
          (gains)/losses
          on derivatives
          reclassified to
          earnings........        (6,647)               936            (23,654)            (6,400)
                                --------           --------           --------           --------
     Comprehensive
       income.............      $231,991           $373,785           $822,157           $925,388
                                ========           ========           ========           ========

(12) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures. There have been no material changes in the Company's market risk during the nine months ended January 26, 2005. For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of January 26, 2005, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $1.7 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the nine months ended January 26, 2005 and January 28, 2004. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the nine months ended January 26, 2005 and January 28, 2004.

     The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.2 million (net of income taxes of $18.9 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the nine months ended January 26, 2005.

     The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. As of January 26, 2005, the Company maintained forward contracts with a total notional amount of $205.4 million that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark-to-market basis through current earnings and mature during the fourth quarter of Fiscal 2005. Net unrealized gains related to these contracts totaled $3.0 million at January 26, 2005.

(13) INVESTMENTS AND UNCONSOLIDATED SUBSIDIARIES

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

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and it is able to source raw materials, the country's economic situation remains uncertain and there are currently government restrictions on the repatriation of earnings. The Company's ability to recover its investment could become impaired if the economic and political conditions continue to deteriorate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL ITEMS

  ASSET IMPAIRMENTS

     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a rapid growth natural, specialty and snack food company. Hain shares have been trading at less than 80% of Heinz's carrying value since late January 2004. Due to the length of time and the amount that Hain stock has traded below the Company's basis, the Company has determined that the decline is other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, has recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz currently owns approximately six million shares of Hain stock at a new basis of $19.86 per share as of January 26, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, the Company may need to record additional writedowns of its investment in Hain. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry-sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges.

  DISCONTINUED OPERATIONS

     Net income from discontinued operations for the three and nine months ended January 26, 2005 was $13.9 million and $15.6 million, respectively, and for the nine months ended January 28, 2004 was $27.2 million, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002.

  DIVESTITURES

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of selling, general and administrative expenses ("SG&A").

  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company recognized $5.5 million pretax ($3.4 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs to reduce overhead costs at its North American operations following the Fiscal 2003 spin-off transaction with Del Monte. Additionally, during the first quarter of Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold.

            THREE MONTHS ENDED JANUARY 26, 2005 AND JANUARY 28, 2004

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended January 26, 2005 increased $164.0 million, or 7.8%, to $2.26 billion. Sales were favorably impacted by volume increases across the Company of 3.8% and exchange translation rates of 4.1%. The favorable volume impact is due to strong increases in the North American Consumer Products and U.S. Foodservice segments, as well as in our Australia and New Zealand businesses and in the European seafood business. Pricing decreased sales by 0.4% as improvements in the North American Consumer Products and U.S. Foodservice segments were offset by declines in the Italian infant nutrition business related to its recent restage activities, increased promotional spending in the Netherlands and lower pricing in our Tegel poultry and Indonesian businesses. Acquisitions, net of divestitures, increased sales by 0.4%.

     Gross profit increased $40.7 million, or 5.2%, to $819.9 million. The gross profit margin decreased to 36.3% from 37.2%. The decrease in the gross profit margin is mainly due to increased commodity costs of approximately 1%, primarily in the U.S. and U.K. businesses, lower pricing of 0.4%, and unfavorable supply chain costs in the European seafood business. These decreases were partially offset by margin improvements in the U.S. Foodservice segment. The 5.2% increase in gross profit is primarily a result of higher volume and favorable exchange translation rates.

     SG&A increased $66.5 million, or 15.7%, to $490.3 million and increased as a percentage of sales to 21.7% from 20.2%. The increase as a percentage of sales is primarily due to increased General and Administrative expenses ("G&A") of approximately 1.0% and higher fuel and trucking costs of approximately 0.4%. The G&A expense increase is related primarily to increased employee-related costs and professional fees for various projects across the Company, including compliance work associated with Section 404 of the Sarbanes-Oxley Act, and litigation costs in Europe. Operating income decreased $25.8 million, or 7.3%, to $329.6 million.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $26.3 million, or 4.3%, to $643.1 million on a sales increase of 7.8%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $25.7 million, or 4.7%, to $570.7 million. This increase is largely a result of foreign exchange translation rates and costs of the restage of the Italian infant nutrition business, partially offset by reduced trade promotion spending in the U.S. Consumer Products and U.K. businesses. Marketing support recorded as a component of SG&A increased $0.6 million, or 0.9%, to $72.4 million, driven by foreign exchange translation rates offset by reduced consumer spending in the European segment.

     Net interest expense increased $5.2 million, to $53.3 million largely due to higher average interest rates in Fiscal 2005 offset by the benefits of lower average net debt. Other expenses, net, decreased $3.4 million to $1.7 million. The quarter was also unfavorably impacted by a $64.5 million non-cash impairment charge related to Hain and a $9.3 million non-cash impairment charge related to a grocery industry-sponsored cost-basis investment in an e-commerce business venture, as discussed previously.

     The effective tax rate for the current quarter was 31.0% compared to 33.1% last year. The reduction in the effective tax rate is attributable to changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, and the settlement of tax audits, partially offset by impairment charges for Hain and an e-commerce business venture for which no tax benefit can currently be recorded.

     Income from continuing operations for the third quarter of Fiscal 2005 was $138.5 million compared to $202.2 million in the year earlier quarter, a decrease of 31.5%, primarily due to the $73.8 million of asset impairments discussed above and the decline in operating income, partially offset by the impact of the reduced effective tax rate. Diluted earnings per share was $0.39 in the current year compared to $0.57 in the prior year, down 31.6%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $57.3 million, or 11.0%, to $579.0 million. Volume increased significantly, up 6.7%, as a result of strong growth in frozen potatoes, reflecting the success of the introduction of Ore-Ida Extra Crispy Potatoes and new microwavable Easy Fries, and new distribution related to a co-packing agreement. Bagel Bites and TGI Friday's frozen snacks also contributed to the significant volume increase reflecting the success of new, more effective promotional programs. Pricing increased 2.8% largely due to reduced trade promotion spending, primarily related to Heinz ketchup, Bagel Bites and TGI Friday's frozen snacks, and reduced product placement fees on Ore-Ida frozen potatoes. The prior year acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings, increased sales by 1.8%. Divestitures reduced sales 1.4% due to the sale of Ethnic Gourmet Foods and Rosetto pasta to Hain in the first quarter. Exchange translation rates increased sales 1.1%.

     Gross profit increased $24.7 million, or 11.1%, to $247.7 million, and the gross profit margin increased slightly to 42.8% from 42.7%, as increases in sales volume and net pricing were partially offset by higher commodity and fuel costs. Gross profit also benefited from favorable termination of a long-term co-packing arrangement with a customer. Operating income increased $21.8 million, or 17.2%, to $148.4 million, due to the increase in gross profit partially offset by increased pension and fuel costs.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $21.0 million, or 5.9%, to $374.8 million. Strong volume increased sales 4.5%, largely driven by our Truesoups frozen soup business, increased sales of our custom recipe tomato products, and improvements in single serve condiments and Heinz ketchup. Higher pricing increased sales by 1.4%, as price increases were initiated, primarily on Heinz ketchup and frozen soup, to offset fuel and commodity cost pressures.

     Gross profit increased $14.3 million, or 14.0%, to $116.4 million, and the gross profit margin increased to 31.1% from 28.9% primarily due to favorable pricing and mix, partly offset by increased commodity and fuel costs. Operating income decreased $0.3 million, or 0.5%, to $54.4 million, as the increase in gross profit was offset by increased distribution, fuel and fixed selling costs.

EUROPE

     Heinz Europe's sales increased $57.3 million, or 6.9%, to $884.8 million. Favorable exchange translation rates increased sales by 7.9%. Volume increased 1.5% principally due to promotional timing on European seafood, increases in Heinz ketchup resulting from the successful introduction of the Top Down bottle, the successful restage of Heinz beans and growth in the Italian infant nutrition business. These increases were partially offset by declines in sauces and jarred vegetables in the Netherlands as a result of increased competition and pricing pressure. Lower pricing decreased sales 2.2%, due to the restage of the Italian infant nutrition business and increased promotional spending in the Netherlands. Divestitures reduced sales 0.3%.

     Gross profit decreased $6.8 million, or 2.1%, to $319.7 million, and the gross profit margin decreased to 36.1% from 39.5%. The decrease in gross profit margin is primarily due to lower pricing, increased commodity costs and increased production costs in the European seafood business. Operating income decreased $34.6 million, or 21.2%, to $128.5 million, due to the decline in gross profit and increased G&A, primarily due to employee-related and litigation costs and professional fees related to various projects across Europe.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $22.0 million, or 7.3%, to $323.9 million. Volume increased sales 5.5%, reflecting strong volume in Australia, New Zealand and China, largely due to new product introductions in tuna and frozen food. These increases were partially offset by the discontinuation of an Indonesian energy drink and continued declines in the Tegel poultry business in New Zealand. Favorable exchange translation rates increased sales by 4.4%. Lower pricing reduced sales 3.4%, primarily due to continuing market price pressures on the Tegel poultry business in New Zealand as well as increased promotional spending in our Australian and Indonesian businesses. The acquisition of a controlling interest in Shanghai LongFong Foods, a maker of popular frozen Chinese snacks and desserts, increased sales 3.4%; however, the divestiture of a Korean oils and fats product line reduced sales 2.6%.

     Gross profit increased $4.6 million, or 4.6%, to $103.7 million. The gross profit margin decreased to 32.0% from 32.8%. The gross profit margin decline was primarily a result of lower pricing and increased commodity costs. The 4.6% increase in gross profit benefited from volume improvements and the favorable impact of exchange translation rates in Australia and New Zealand. Operating income decreased $1.4 million, or 4.2%, to $32.6 million, primarily due to the decline in profitability in our Tegel poultry business.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $6.5 million, or 7.1%, to $98.7 million. Volume decreased 0.7% due primarily to a discontinued pet food business in Latin America, partially offset by strong sales in India which grew 13.6%. Lower pricing reduced sales by 0.2%. Sales were also favorably impacted by 6.1% from the prior year acquisition of a frozen food business in South Africa and by foreign exchange translation rates of 1.8%.

     Gross profit increased $2.3 million, or 8.7%, to $28.2 million, due mainly to the impact of the prior year acquisition in South Africa and cost improvements in India. Operating income remained stable, as the increase in gross profit was offset by lower profits in Israel.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and it is able to source raw materials, the country's economic situation remains uncertain and there are currently government restrictions on the repatriation of earnings. The Company's ability to recover its investment could become impaired if the economic and political conditions continue to deteriorate.

            NINE MONTHS ENDED JANUARY 26, 2005 AND JANUARY 28, 2004

RESULTS OF CONTINUING OPERATIONS

     Sales for the nine months ended January 26, 2005 increased $380.6 million, or 6.3%, to $6.46 billion. Sales were favorably impacted by volume growth of 2.1% and exchange translation rates of 4.2%. The favorable volume impact reflects strong increases across much of the Company, most notably in the North American Consumer Products and U.S. Foodservice segments. Lower pricing decreased sales by 0.5%, principally due to a $21.1 million charge for trade spending in the Italian infant nutrition business (as described in our Fiscal 2005 second quarter Form 10-Q and in Note No. 9, "Segments" in Item 1--"Financial Statements"), the restage of our Italian infant nutrition business and market price pressures impacting Northern Europe and the Tegel poultry business in New Zealand. The second quarter trade spending charge in the Italian infant nutrition business relates to prior years and reflects an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. These price decreases were partially offset by increases in the North American Consumer Products and U.S. Foodservice segments. Acquisitions, net of divestitures, increased sales by 0.5%.

     Gross profit increased $91.1 million, or 4.0%, to $2.36 billion; however, the gross profit margin decreased to 36.5% from 37.3%. The decrease in the gross profit margin is mainly due to increased commodity costs, lower pricing as discussed above, and increased production costs in the European seafood business. These declines were offset by increases in the U.S. Foodservice segment as well as cost improvements in Northern Europe. The 4.0% increase in gross profit is primarily a result of higher volume and favorable exchange translation rates. Last year's gross profit was unfavorably impacted by the write down of U.K. pizza crust assets totaling $4.0 million.

     SG&A increased $131.9 million, or 10.9%, to $1.35 billion, and increased as a percentage of sales to 20.8% from 20.0%. The increase as a percentage of sales is primarily due to the gain recorded on the sale of the Northern European bakery business in the prior year, and higher fuel/distribution costs and increased G&A expense in the current year. The G&A expense increase is primarily a result of employee-related costs, including the cost of the new non-stock option long-term incentive compensation program disclosed at the beginning of the year, professional fees related to various projects across the Company, including compliance work associated with Section 404 of the Sarbanes-Oxley Act, and litigation costs in Europe. Last year's SG&A was unfavorably impacted by reorganization costs totaling $5.5 million. Operating income decreased $40.8 million, or 3.9%, to $1.01 billion.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $72.4 million, or 4.2%, to $1.81 billion on a sales increase of 6.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $77.5 million, or 5.1%, to $1.60 billion, which is largely a result of the foreign exchange translation rates, the restage of the Italian infant nutrition business, and increased promotional spending in European seafood, partially offset by reduced trade promotion spending in the U.S. Consumer Products and U.K. businesses. Marketing support recorded as a component of SG&A decreased $5.0 million, or 2.4%, to $205.7 million, primarily in the Europe segment where most marketing resources were focused on increased trade promotion spending in order to improve retail price points.

     Net interest expense increased $6.3 million, to $150.6 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004 and higher interest rates during Fiscal 2005. These amounts were largely offset by the benefits of lower average net debt. Other expenses, net, decreased $24.2 million, resulting primarily from the SFAS 150 reclassification and lower currency losses. The year was also unfavorably impacted by a $64.5 million non-cash impairment charge related to Hain and a $9.3 million non-cash impairment charge related to a cost-basis investment in a grocery industry sponsored e-commerce business venture, as discussed previously.

     The effective tax rate for the current year was 31.7% compared to 33.6% last year. The reduction in the effective tax rate is attributable to changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, and the settlement of tax audits, partially offset by impairment charges for Hain and an e-commerce business venture for which no tax benefit can currently be recorded.

     Income from continuing operations for the first nine months of Fiscal 2005 was $530.6 million compared to $580.5 million in the year earlier period, a decrease of 8.6%, again reflecting the $73.8 million of third quarter asset impairments discussed above and the decline in operating income, partially offset by the impact of the reduced effective tax rate. Diluted earnings per share was $1.50 in the current year compared to $1.64 in the prior year, down 8.5%.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $139.4 million, or 9.3%, to $1.63 billion. Sales volume increased 5.5% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong performance in Boston Market HomeStyle meals and in the frozen snack brands of Delimex, Bagel Bites and TGI Friday's, as well as new distribution related to a co-packing agreement also contributed to the volume increase. Pricing increased sales 2.2% largely due to more efficient trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as increases related to Classico pasta sauces and Heinz ketchup. Sales increased 2.2% due to the prior year acquisition of the Canadian business of Unifine Richardson B.V. Divestitures reduced sales 1.4% due to the sale of Ethnic Gourmet Food and Rosetto pasta to Hain in the first quarter. Exchange translation rates increased sales 0.8%.

     Gross profit increased $49.2 million, or 7.7%, to $691.2 million driven by the increase in sales volume. The gross profit margin decreased to 42.3% from 43.0% due primarily to higher commodity costs and sales mix, partially offset by higher net pricing. Gross profit also benefited from favorable determination of a long-term co-packing arrangement with a customer. Operating income increased $35.2 million, or 9.8%, to $394.4 million, due to the increase in volume and gross profit, partially offset by higher selling and distribution costs, reflecting the volume increase and higher fuel costs. Operating income for the nine months ended January 28, 2004 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $41.5 million, or 3.9%, to $1.10 billion. Higher pricing increased sales by 1.8%, as price increases were initiated on Heinz ketchup and frozen soup to offset fuel and commodity cost pressures. Volume increased sales 1.4% due to stronger performance on Truesoups frozen soup, growth in custom recipe tomato products, and growth in Heinz ketchup. These increases were partially offset by declines at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products in the first quarter of Fiscal 2005. Acquisitions increased sales 0.7%, due to the prior year acquisition of Truesoups LLC.

     Gross profit increased $27.2 million, or 8.9%, to $333.0 million, and the gross profit margin increased to 30.3% from 28.9%. The gross profit margin increase was primarily due to favorable pricing, partly offset by increases in commodity costs. Operating income increased $5.4 million, or 3.3%, to $166.7 million, reflecting the growth in gross profit, partially offset by increased selling and distribution costs, some of which relates to the Portion Pac, Inc. issues discussed above, and increased fuel and trucking costs. Operating income for the nine months ended January 28, 2004, was impacted by reorganization costs totaling $2.5 million.

EUROPE

     Heinz Europe's sales increased $151.0 million, or 6.5%, to $2.49 billion. Favorable exchange translation rates increased sales by 8.5%. Volume increased 1.0% principally due to increases in Heinz ketchup resulting from the successful introduction of the Top Down bottle, increases in frozen desserts in the U.K due to increased promotional activity and new customer distribution, and improvements from the successful restage of the Italian infant nutrition business, new products in U.K. frozen potatoes and increases in Heinz ready-to-serve soups. These increases were offset by declines in Weight Watchers frozen entrees reflecting softness in the overall category, lower market share in jarred vegetables in Northern Europe and the discontinuation of frozen pizza and Bagel Bites in the U.K. Lower pricing decreased sales 2.4%, primarily due to the trade spending charge in the Italian infant nutrition business, increased trade promotion spending in European seafood, the cost of the restage of the Italian infant nutrition business, and lower prices in the Netherlands. Divestitures reduced sales 0.5%.

     Gross profit increased $0.7 million, or 0.1%, to $922.6 million, while the gross profit margin decreased to 37.1% from 39.4%. The decrease in gross profit margin is primarily related to increased commodity costs, particularly in the European seafood and UK businesses, as well as lower pricing discussed above. These decreases were partially offset by manufacturing improvements in the Netherlands. Gross profit for the nine months ended January 28, 2004 was impacted by the write-down of the U.K. pizza crust assets totaling $4.0 million. Operating income decreased $71.0 million, or 14.8%, to $408.1 million, largely due to the gain recognized in the prior year on the sale of the Northern European bakery business, the Italian trade spending charge related to prior years and increased employee-related and litigation costs and professional fees from various projects across Europe.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $36.3 million, or 3.9%, to $962.9 million. Favorable exchange translation rates increased sales by 4.5%. Volume increased sales 1.0%, chiefly due to new product introductions in the frozen foods, convenience meals and tuna categories in the Australia and New Zealand businesses. These were partially offset by the discontinuation of an Indonesian energy drink, as well as declines in Tegel, China and Japan. Lower pricing reduced sales 1.9% primarily due to market price pressures on Tegel poultry and declines across the New Zealand business. The acquisition of a controlling interest in Shanghai LongFong Foods increased sales 1.1%; however, the divestiture of a Korean oils and fats product line reduced sales 0.9%.

     Gross profit increased $5.6 million, or 1.8%, to $310.6 million. The gross profit margin decreased to 32.3% from 32.9%. The decrease in gross profit margin is primarily due to lower pricing and increased commodity costs, partially offset by improved sales mix in Indonesia reflecting the aforementioned discontinuance of an energy drink. Operating income decreased $4.3 million, or 3.8%, to $107.7 million, primarily due to the decline in profitability in our Tegel poultry business, partially offset by improvements in Australia.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $12.4 million, or 4.6%, to $280.3 million. Volume decreased 1.8% due primarily to lower sales in Israel, following a product recall in the third quarter of Fiscal 2004, and discontinued products in Latin America, partially offset by strong sales in ketchup and beverages in India. Lower pricing reduced sales by 2.4%, mainly due to decreases in Latin America as a result of market price pressures and price declines in Israel resulting from the effects of the recall. The prior year acquisition of a frozen food business in South Africa increased sales by 7.7%.

     Gross profit increased $1.1 million, or 1.3%, to $86.9 million. Operating income increased $2.7 million, primarily due to the acquisition in South Africa.

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

     The limitation of operating free cash flow is that it adjusts for cash used for capital expenditures that is no longer available to the Company for other purposes. Management compensates for this limitation by using the GAAP operating cash flow number as well. Operating free cash flow does not represent residual cash flow available for discretionary expenditures and does not provide insight to the entire scope of the historical cash inflows or outflows of our operations that are captured in the other cash flow measures reported in the statement of cash flows. Net debt is an additional measure that is important to our liquidity and financial condition.

     The Company's primary measure of cash flow performance is operating free cash flow (cash provided by operating activities less capital expenditures). The following is the Company's calculation of operating free cash flow for the nine months ended January 26, 2005 and January 28, 2004 (amounts in millions):

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
Cash provided by operating activities.......................      $ 506.1            $ 817.1
Capital expenditures........................................       (131.0)            (119.8)
                                                                  -------            -------
  Operating Free Cash Flow..................................      $ 375.1            $ 697.2
                                                                  =======            =======

     Cash provided by continuing operating activities was $506.1 million, a decrease of $310.9 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to a planned tax pre-payment of $125 million made in Europe during the third quarter and unfavorable working capital movements, particularly accounts receivable and inventories. While we continue to make progress in reducing our cash conversion cycle (8 days lower than a year ago); as expected, the rate of improvement has lessened when compared to last fiscal year. The Company expects operating free cash flow to be in the range of $750 to $850 million for Fiscal Year 2005.

     Cash used for investing activities totaled $125.1 million compared to $119.9 million last year. Proceeds from divestitures provided $39.9 million in the first nine months of Fiscal 2005 and related primarily to the sale of an oil and fats product line in Korea, which was completed during the third quarter. Acquisitions used $38.1 million in Fiscal 2005 primarily related to the Company's purchase in the third quarter of a controlling interest in Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts. In Fiscal 2004, acquisitions, net of divestitures, used $14.9 million in cash. Capital expenditures totaled $131.0 million (2.0% of sales) compared to $119.8 million (2.0% of sales) last year.

     Cash used for financing activities totaled $840.2 million compared to $545.7 million last year. Long-term debt was reduced by $418.5 million during the current period, compared to $74.0 million last year. Payments on short-term debt were $24.1 million this year compared to $143.3 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $109.7 million this year compared to $56.0 million in the prior year, in line with the Company's plans of maintaining fully diluted shares at a constant level. Dividend payments totaled $299.3 million, compared to $284.9 million for the same period last year, reflecting a 5.5% increase in the annual dividend on common stock.

     Net debt is defined as total debt, net of the value of interest rate swaps, less cash and cash equivalents. The following is the Company's calculation of net debt as of January 26, 2005 and January 28, 2004 (amounts in millions):

                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
Short-term debt.............................................      $   34.1          $    11.4
Long-term debt, including current portion...................       4,757.2            5,096.5
                                                                  --------          ---------
  Total debt................................................       4,791.3            5,107.8
Less:
  Value of interest rate swaps..............................        (208.2)            (206.6)
  Cash and cash equivalents.................................        (834.8)          (1,016.2)
                                                                  --------          ---------
Net Debt....................................................      $3,748.3          $ 3,885.1
                                                                  ========          =========

Overall, net debt decreased $136.8 million, or 3.5%, versus prior year. Long-term debt decreased $339.3 million from the prior year primarily due to the payoff of E300 million of bonds ($404.7 million) which matured on January 5, 2005; offset by increases in debt as a result of higher foreign exchange rates and debt assumed through acquisitions. The Company anticipates that it will have additional long-term debt reduction in the balance of Fiscal 2005 and Fiscal 2006, including the payoff of E417.9 million of bonds in April 2006.

     The Company completed the remarketing of its $800 million remarketable securities due 2020 on December 1, 2004. The Company's $2.0 billion Five-Year Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's ability to refinance these borrowings on a long-term basis. The Company also maintains in excess of $500 million of other credit facilities used primarily by the Company's foreign subsidiaries. These resources, the Company's existing cash balance of more than $800 million, strong operating cash flow and access to the capital market, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

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

     The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. As of January 26, 2005, the Company maintained forward contracts with a total notional amount of $205.4 million that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark-to-market basis through current earnings and mature during the fourth quarter of Fiscal 2005. Net unrealized gains related to these contracts totaled $3.0 million at January 26, 2005.

CONTRACTUAL OBLIGATIONS

     The Company is obligated to make future payments under various contracts such as debt agreements, lease arrangements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 26, 2005. For additional information, refer to page 22 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. The Company is required to adopt this Statement in the second quarter of Fiscal 2006; however, early adoption of this Statement is encouraged. The Company is currently evaluating the timing and method of the adoption of this Statement.

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provided guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement is meant to eliminate any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of Fiscal 2007; however, early application is permitted. The Company does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2 providing final guidance on the accounting for benefits provided by the Act. Based on the preliminary regulations, management believes that certain drug benefits offered under the postretirement health care plans will qualify for the subsidy under Medicare Part D. Accordingly, the Company adopted Staff Position 106-2 as of its second quarter reporting period beginning July 29, 2004 and has performed a remeasurement of its plan obligations as of that date. The reduction in the benefit obligation of approximately $18.8 million has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis. In January 2005, final Medicare prescription drug rules were issued. Although the Company is currently evaluating these regulations, management believes the impact of the Act based upon the final rules will not differ significantly from the impact recorded in the second quarter of Fiscal 2005.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of H.J. Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ended October 29, 2003, with no resulting effect on the Company's profitability.

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

     The American Jobs Creation Act ("the AJCA") provides a deduction of 85% of certain foreign earnings repatriation. The Company may elect to apply this provision in either Fiscal 2005 or in Fiscal 2006. The Company does not expect to be able to complete its evaluation of the effects of the repatriation provisions until after Congress and the Treasury Department enacts needed technical corrections and provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time after these events occur. The range of amounts that the Company is considering for repatriation under this provision is between zero and $700 million. The related potential range of income tax (assuming enactment of needed technical corrections) is between zero and $40 million.

     The AJCA provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with the Company's 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. The benefit of this deduction is not expected to have a material impact on the Company's effective tax rate in Fiscal 2006.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, including the Remedia related claims in Israel and rights against third parties, international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the success of tax planning strategies, the possibility of increased pension expense and contributions and other people-related costs, the possibility of investment impairment, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 28, 2004, and the Company's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk during the nine months ended January 26, 2005. For additional information, refer to pages 23-24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and
(ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company believes that no controls system can provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     On January 12, 2005, the Board of Directors of the Company conducted its annual review of compensation to be paid to the non-employee directors of the Board of the Company, and approved the following fees to be paid to such directors. These fees were developed with the assistance of an independent consulting firm and were recommended to the Board by the Corporate Governance Committee to reflect current best practices and simplification of the Board compensation structure. These changes were effective January 1, 2005.

     During calendar year 2005, each non-employee director will receive a $60,000 annual retainer fee. The Chair of each of the Audit and Management Development and Compensation Committees will receive a $15,000 retainer, and the Chair of each of the Corporate Governance and Public Issues Committees will receive a $10,000 retainer. Each non-employee director will receive a fee equal to $1,500 for each meeting day attended. In addition to cash compensation, each non-employee director will receive a grant of 2,500 restricted shares of Company Common Stock on the date of the Company's Annual Meeting of Shareholders. On January 14, 2004, the Board approved a guideline that each non-employee director should own 10,000 shares of Company stock; each director is asked to comply with this guideline by the fifth anniversary of his or her election to the Board.

     Prior to these changes, the non-employee directors received an annual Board retainer fee of $55,000 and an additional annual retainer of $6,000 for service on a Board committee. The $6,000 annual committee retainer was eliminated and the annual Board retainer was increased to $60,000, resulting in a net $1,000 reduction in annual compensation.

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

        10(a)

             (xxiii)   Form of Stock Option Award and Agreement for U.S.
                       Employees

             (xxiv) Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment

             (xxv) Form of Restricted Stock Unit Award and Agreement for U.S. Employees

             (xxvi) Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees

             (xxvii) Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees

             (xxviii) Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees

             (xxix) Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees

             (xxx) Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees

             (xxxi)    Form of Performance Unit Award Agreement

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

                                          H. J. HEINZ COMPANY
                                            (Registrant)

Date: February 28, 2005
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: February 28, 2005
                                          By:     /s/ EDWARD J. MCMENAMIN
                                      ..........................................

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

        10(a)

             (xxiii)   Form of Stock Option Award and Agreement for U.S.
                       Employees

             (xxiv) Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment

             (xxv) Form of Restricted Stock Unit Award and Agreement for U.S. Employees

             (xxvi) Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees

             (xxvii) Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees

             (xxviii) Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees

             (xxix) Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees

             (xxx) Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees

             (xxxi)    Form of Performance Unit Award Agreement

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