Form 10-K
period 2005-04-27
HEINZ H J CO
filed 2005-06-17
CIK 46640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 27, 2005

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

                                  412-456-5700
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
   Common Stock, par value $.25 per share              The New York Stock Exchange;
                                                             Pacific Exchange

      Third Cumulative Preferred Stock,
 $1.70 First Series, par value $10 per share            The New York Stock Exchange

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

     As of October 27, 2004 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $12,361,465,110.

     The number of shares of the Registrant's Common Stock, par value $.25 per share, outstanding as of May 31, 2005, was 347,553,381 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended April 27, 2005, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

                                     PART I

ITEM 1.  BUSINESS.

     H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 in Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the "Company") manufacture and market an extensive line of processed food products throughout the world. The Company's principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, tuna and other seafood products, infant food and other processed food products.

     The Company's products are manufactured and packaged to provide safe, wholesome foods for consumers, foodservice and institutional customers. Many products are prepared from recipes developed in the Company's research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then closed. Products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market.

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

     The following table lists the number of the Company's principal food processing factories and major trademarks by region:

                            Factories
                          --------------
                          Owned   Leased                    Major Trademarks
                          -----   ------                    ----------------
North America              24        4     Heinz, Classico, Quality Chef, Yoshida, Jack
                                           Daniels*, Catelli, Wyler's, Diana Sauce, Bell
                                           'Orto, Bella Rossa, Chef Francisco, Dianne's,
                                           Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers*,
                                           Boston Market*, Smart Ones, Hot Bites, Poppers, TGI
                                           Friday's*, Delimex, Truesoups, Alden Merrell,
                                           Escalon, PPI, Todd's

Europe                     31        1     Heinz, Petit Navire, John West, Mare D'Oro,
                                           Mareblu, Marie Elisabeth, Orlando, Guloso, Linda
                                           McCartney*, Weight Watchers*, Farley's, Farex,
                                           Sonnen Basserman, Plasmon, Nipiol, Dieterba,
                                           Ortobuono, Pudliszki, Ross, HAK, Honig, De Ruijter,
                                           Aunt Bessie*, Mum's Own, Moya Sem'ya, Picador,
                                           Derevenskoe, Mechta Hoziayki

Asia/Pacific               24        2     Heinz, Tom Piper, Wattie's, ABC, Tegel, Chef,
                                           Champ, Craig's, Bruno, Winna, Hellaby, Hamper,
                                           Farley's, Greenseas, Gourmet, Nurture

Other Operating Entities   10        5     Heinz, Olivine, Wellington's, Ganave, Champs, Royal
                                           Pacific, John West, Complan
                           --       --
                           89       12     * Used under license
                           --       --

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

     The Company's products are sold through its own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal Year 2005, no single customer represented more than 10% of the Company's sales.

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company's estimated capital expenditures for environmental control facilities for the remainder of Fiscal Year 2006 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings or competitive position of the Company.

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

     The Company employed, on a full-time basis as of April 27, 2005, approximately 41,000 persons around the world.

     Segment information is set forth in this report on pages 61 through 63 in
Note 15, "Segment Information" in Item 8--"Financial Statements and Supplementary Data."

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

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its represent-atives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal", "outlook" or similar expressions identify "forward-looking statements" within the meaning of the Act.

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

     - The Company's ability to generate sufficient cash flows to support capital expenditures, share repurchase programs, interest and debt principal repayment and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance, as well as changes in consumer preference and the ability to anticipate and respond to consumer trends;

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

     - The Company's ability to achieve its cost savings objectives, including any restructuring programs, strategic initiatives, working capital initiatives or other programs;

     - The impact of unforeseen economic and political changes in markets where the Company competes, such as export and import restrictions, currency exchange rates and restrictions, inflation rates, recession, foreign ownership restrictions, nationalization and other external factors over which the Company has no control;

     - The possibility of increased pension expense and contributions resulting from declines in stock market returns and cost increases for medical benefits;

     - The performance of businesses in hyperinflationary environments;

     - The effect of any recalls of products;

     - Changes in estimates in critical accounting judgments;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of the Company's advertising, marketing and promotional programs;

     - Weather conditions, which could impact demand for Company products and the supply and cost of raw materials;

     - The impact of supply chain efficiency and cash flow initiatives;

     - Potential impairment of investments;

     - Risks inherent in litigation;

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

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on September 8, 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person's principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on August 23, 2005.

                                            Positions and Offices Held with the Company and
                          Age (as of                    Principal Occupations or
        Name           August 23, 2005)            Employment During Past Five Years
        ----           ----------------    --------------------------------------------------
William R. Johnson            56           Chairman, President, and Chief Executive Officer
                                           since September 2000; President and Chief
                                           Executive Officer from April 1998 to September
                                           2000.

Jeffrey P. Berger             55           Executive Vice President--Global Foodservice and
                                           President and CEO-Heinz North America Foodservice
                                           since May 2005; President Foodservice from January
                                           2003 to May 2005; President Heinz US Foodservice
                                           from 1994 to January 2003.

David C. Moran                47           Senior Vice President--President Heinz Consumer
                                           Products since May 2005; President Consumer
                                           Products from January 2003 to May 2005; President
                                           Heinz Retail Sales Company from October 1999 to
                                           January 2003.

Joseph Jimenez                45           Executive Vice President--President and Chief
                                           Executive Officer Heinz Europe since July 2002;
                                           Senior Vice President and President--Heinz North
                                           America from September 2001 to July 2002;
                                           President and Chief Executive Officer--Heinz North
                                           America from November 1998 to September 2001.

Arthur B. Winkleblack         48           Executive Vice President and Chief Financial
                                           Officer since January 2002; Acting Chief Operating
                                           Officer--Perform.com and Chief Executive Officer--
                                           Freeride.com at Indigo Capital (1999-2001).

Michael J. Bertasso*          55           Senior Vice President--President Heinz
                                           Asia/Pacific from September 2002 to June 2005;
                                           Senior Vice President--Strategy, Process and
                                           Business Development from May 1998 to September
                                           2002.

Theodore N. Bobby             54           Senior Vice President and General Counsel since
                                           April 2005; Acting General Counsel from January
                                           2005 to April 2005; Vice President--Legal Affairs
                                           from September 1999 to January 2005.

Edward J. McMenamin           48           Senior Vice President--Finance and Corporate
                                           Controller since August 2004; Vice President
                                           Finance from June 2001 to August 2004; Vice
                                           President Finance and Chief Financial Officer of
                                           Heinz North America from May 2000 to June 2001.

                                            Positions and Offices Held with the Company and
                          Age (as of                    Principal Occupations or
        Name           August 23, 2005)            Employment During Past Five Years
        ----           ----------------    --------------------------------------------------
Michael D. Milone             49           Senior Vice President--President Rest of World and
                                           Asia since May 2005; Senior Vice President--
                                           President Rest of World from December 2003 to May
                                           2005; Chief Executive Officer Star-Kist Foods,
                                           Inc. from June 2002 to December 2003; Vice
                                           President--Global Category Development from May
                                           1998 to June 2002.

D. Edward I. Smyth            55           Senior Vice President--Chief Administrative
                                           Officer and Corporate and Government Affairs since
                                           December 2002; Senior Vice President--Corporate
                                           and Government Affairs from May 1998 to December
                                           2002.

* Mr. Bertasso retired from the Company in June 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Information relating to the Company's common stock is set forth in this report on pages 27 through 28 under the caption "Stock Market Information" in
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations", and on page 64 in Note 16, "Quarterly Results" in Item 8--"Financial Statements and Supplementary Data."

     In the fourth quarter of Fiscal 2005, the Company repurchased the following number of shares of its common stock:

                                                                                        Maximum
                                       Total                    Total Number of     Number of Shares
                                     Number of    Average     Shares Purchased as   that May Yet Be
                                      Shares     Price Paid    Part of Publicly     Purchased Under
Period                               Purchased   per Share    Announced Programs      the Programs
------                               ---------   ----------   -------------------   ----------------
January 27, 2005 -
  February 23, 2005................         --         --              --                   --
February 24, 2005 -
  March 23, 2005...................    821,100     $36.77              --                   --
March 24, 2005
  April 27, 2005...................  2,528,900     $36.43              --                   --
                                     ---------     ------            ----                 ----
Total..............................  3,350,000     $36.52              --                   --
                                     =========     ======            ====                 ====

     The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on January 14, 2004 for a maximum of 15 million shares. All repurchases were made in open market transactions. As of April 27, 2005, the maximum number of shares that may yet be purchased under the 2004 program is 6,996,392. In addition, on June 8, 2005, the Board of Directors authorized a share repurchase program of up to 30 million shares, all of which may yet be purchased under the program.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2001 through 2005. All amounts are in thousands except per share data.

                                                    Fiscal Year Ended
                              --------------------------------------------------------------
                              April 27,    April 28,    April 30,      May 1,       May 2,
                                 2005         2004         2003         2002         2001
                              (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                              ----------   ----------   ----------   ----------   ----------
Sales.......................  $8,912,297   $8,414,538   $8,236,836   $7,614,036   $6,987,698
Interest expense............     232,431      211,826      223,532      230,611      262,488
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle.................     735,822      778,933      555,359      675,181      563,931
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle per share--
  diluted...................        2.08         2.20         1.57         1.91         1.61
Income from continuing
  operations before
  cumulative effect of
  change in accounting
  principle per
  share--basic..............        2.10         2.21         1.58         1.93         1.62
Short-term debt and current
  portion of long-term
  debt......................     573,269      436,450      154,786      702,645    1,870,834
Long-term debt, exclusive of
  current portion(1)........   4,121,984    4,537,980    4,776,143    4,642,968    3,014,853
Total assets................  10,577,718    9,877,189    9,224,751   10,278,354    9,035,150
Cash dividends per common
  share.....................        1.14         1.08        1.485       1.6075        1.545

(1) Long-term debt, exclusive of current portion, includes $186.1 million, $125.3 million, $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 27, 2005, April 28, 2004, April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001. Long-term debt reflects the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150.

     Fiscal 2005 results from continuing operations include a $64.5 million non-cash impairment charge for the Company's equity investment in The Hain Celestial Group, Inc. ("Hain") and a $9.3 million non-cash charge to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges. Fiscal 2005 also includes a $27.0 million pre-tax ($18.0 million after-tax) non-cash asset impairment charge related to the anticipated disposition of the HAK vegetable product line in Northern Europe early in Fiscal 2006.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL ITEMS

  ASSET IMPAIRMENTS

     In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) on the HAK vegetable product line in Northern Europe. The charge, which is recorded as a component of cost of products sold, relates to the anticipated sale of the product line in early Fiscal 2006.

     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. Hain shares traded at less than 80% of Heinz's carrying value since late January 2004. Due to the length of time and the amount that Hain stock had traded below the Company's basis, the Company determined that the decline was other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz currently owns approximately six million shares of Hain stock, with a book value of approximately $20.00 per share as of April 27, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, the Company could be required to record additional writedowns of its investment in Hain. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry-sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the years ended April 27, 2005 and April 28, 2004 was $16.9 million and $25.3 million, respectively, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002. The discontinued operations generated sales of $1,091.3 million and net income of $88.7 million (net of $35.4 million in tax) for Fiscal 2003.

  DIVESTITURES AND OTHER REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of selling, general and administrative expenses ("SG&A"). This sale impacted approximately 70 employees.

     During Fiscal 2004, the Company recognized $17.1 million pretax ($11.0 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after-tax) which have been included as a component of cost of products sold. Management estimates that these actions impacted approximately 100 employees.

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $164.6 million pretax ($113.1 million after-tax) and were comprised of $61.8 million for legal, professional and other related costs, $51.3 million in employee termination and severance costs, $39.6 million related to the early retirement of debt, and $12.0 million in non-cash asset write-downs. Of this amount, $6.1 million was included in cost of products sold, $118.9 million in SG&A, and $39.6 million in other expense, net. Management estimates that these actions impacted approximately 400 employees excluding those who were transferred to Del Monte.

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

     During Fiscal 2005, the Company utilized $9.9 million of severance and exit cost accruals related to reorganization costs.

RESULTS OF CONTINUING OPERATIONS

  FISCAL YEARS ENDED APRIL 27, 2005 AND APRIL 28, 2004

     Sales for Fiscal 2005 increased $497.8 million, or 5.9%, to $8.91 billion. Sales were favorably impacted by volume growth of 1.9% and exchange translation rates of 3.9%. The favorable volume was primarily a result of strong increases in the North American Consumer Products and U.S. Foodservice segments. Lower pricing decreased sales by 0.2%, principally due to the restage of our Italian infant nutrition business, market price pressures impacting the Tegel poultry business in New Zealand and the trade in Northern Europe, and a $34.1 million charge for trade spending for the Italian infant nutrition business. The trade spending charge in the Italian infant nutrition business related to prior years and reflected an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. These price decreases were partially offset by the North American Consumer Products and U.S. Foodservice segments and U.K. convenience meals. Acquisitions, net of divestitures, increased sales by 0.3%. Domestic operations contributed approximately 38% of consolidated sales in Fiscal 2005 and Fiscal 2004.

     Gross profit increased $118.1 million, or 3.8%, to $3.21 billion; the gross profit margin decreased to 36.0% from 36.7%. The decrease in the gross profit margin is mainly due to increased commodity and fuel costs, lower pricing as discussed above, increased production costs in the European seafood business and a $27.0 million non-cash asset impairment charge related to the anticipated disposition of the HAK vegetable product line in Northern Europe in early Fiscal 2006. The 3.8% increase in gross profit is primarily a result of higher volume and favorable exchange translation rates. Last year's gross profit was unfavorably impacted by the write down of U.K. pizza crust assets totaling $4.0 million.

     SG&A increased $142.5 million, or 8.3%, to $1.85 billion, and increased as a percentage of sales to 20.8% from 20.3%. The increase as a percentage of sales is primarily due to the $26.3 million gain recorded on the sale of the Northern European bakery business in the prior year and increased Selling and Distribution costs ("S&D") and General and Administrative expenses ("G&A") in the current year. The increase in S&D is largely a result of higher fuel and transportation costs, and the increase in G&A is chiefly due to employee-related and litigation costs, and professional fees related to various projects across the Company, including increased administrative costs associated with Section 404 of Sarbanes-Oxley. These increases were partially offset by decreased marketing expense, primarily in Europe. Last year's SG&A was unfavorably impacted by reorganization costs totaling $17.1 million. Operating income decreased $24.4 million, or 1.8%, to $1.35 billion.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $82.0 million, or 3.4%, to $2.52 billion on a sales increase of 5.9%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $98.9 million, or 4.6%, to $2.23 billion, which is largely a result of foreign exchange translation rates, the Italian infant nutrition business, and increased promotional spending in European seafood and Tegel poultry in New Zealand, partially offset by reduced trade promotion spending in the U.S. Consumer Products and the U.K. businesses. Marketing support recorded as a component of SG&A decreased $16.9 million, or 5.7%, to $282.8 million, primarily in the Europe segment.

     Net interest expense increased $16.1 million, to $204.7 million. Net interest expense was unfavorably impacted by higher interest rates during Fiscal 2005, partially offset by the benefits of lower average net debt. Fiscal 2005 income from continuing operations was also unfavorably impacted by the $73.8 million non-cash impairment charges discussed previously. Other expenses, net, decreased $4.5 million, resulting primarily from the impact of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004.

     The effective tax rate for the current year was 30.5% compared to 33.3% last year. The reduction in the effective tax rate is attributable to changes to the capital structure in several foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, reduction of the charge associated with remittance of foreign dividends and the settlement of tax audits, partially offset by the impairment charges and other operating losses for which no tax benefit can currently be recorded. In addition, the prior year effective tax rate was unfavorably impacted by 0.4 percentage points due to the sale of the Northern European bakery business.

     Income from continuing operations for Fiscal 2005 was $735.8 million compared to $778.9 million in the prior year, a decrease of 5.5%. Diluted earnings per share was $2.08 in the current year compared to $2.20 in the prior year, down 5.5%.

     The impact of fluctuating exchange rates for Fiscal 2005 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

             FISCAL YEAR 2005 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $191.9 million, or 9.3%, to $2.26 billion. Sales volume increased 5.7% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new SmartOnes frozen entrees. Strong performance in Boston Market HomeStyle meals and in the frozen snack brands of Delimex, Bagel Bites and TGI Friday's, as well as new distribution related to a co-packing agreement also contributed to the volume increase. Pricing increased sales 2.7% largely due to reduced trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as increased price related to Classico pasta sauces and Heinz ketchup. Sales increased 1.6% due to the prior year acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces and dessert toppings. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet Food and Rosetto pasta to Hain in the first quarter. Exchange translation rates increased sales 0.9%.

     Gross profit increased $70.0 million, or 8.0%, to $942.8 million driven by the increase in sales. The gross profit margin decreased to 41.8% from 42.3% due primarily to higher commodity and fuel costs, partially offset by higher net pricing. Operating income increased $56.3 million, or 11.9%, to $530.4 million, due to the increase in gross profit, which was partially offset by higher selling and distribution costs, related to higher volume and higher fuel costs. Operating income for Fiscal 2004 was unfavorably impacted by reorganization costs totaling $5.3 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $75.2 million, or 5.3%, to $1.50 billion. Sales volume increased sales 2.9% due to growth in Heinz ketchup, strong performance on Truesoups frozen soup and growth in custom recipe tomato products. Higher pricing increased sales by 1.5%, as price increases were initiated to offset fuel and commodity cost pressures. Acquisitions increased sales 0.9%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $48.1 million, or 11.8%, to $457.4 million, and the gross profit margin increased to 30.4% from 28.6%. The gross profit margin increase was primarily due to favorable pricing, partly offset by increases in commodity costs. Operating income increased $13.7 million, or 6.5%, to $224.8 million, related to the growth in gross profit, which was partially offset by increased selling and distribution costs, related to a substantial increase in fuel and trucking costs. Operating income for Fiscal 2004 was unfavorably impacted by reorganization costs totaling $3.9 million.

EUROPE

     Heinz Europe's sales increased $159.6 million, or 4.9%, to $3.45 billion. Favorable exchange translation rates increased sales by 7.5%. Volume decreased 0.3% as increases in Heinz ketchup resulting from the successful introduction of the Top Down bottle, increases in frozen desserts in the U.K., share gains from the successful restage of the Italian infant nutrition business, new products in U.K. frozen potatoes and increases in Heinz ready-to-serve soups were offset by declines in European seafood, frozen entrees in the U.K. and jarred vegetables in Northern Europe. Lower pricing decreased sales 1.8%, primarily due to the restage of the Italian infant nutrition business, the trade spending charge in the Italian infant nutrition business and increased promotional activity in The Netherlands. The $34.1 million trade spending charge in the Italian infant nutrition business related to prior years and reflected an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. These decreases were partially offset by price increases in Heinz beans and ready-to-serve soups in the U.K. Divestitures reduced sales 0.6%.

     Gross profit decreased $21.2 million, or 1.7%, to $1.24 billion, and the gross profit margin decreased to 36.1% from 38.5%. The decrease in gross profit margin is primarily related to lower pricing as discussed above, increased commodity and production costs, particularly in the European seafood and the UK businesses and a $27.0 million asset impairment charge related to the HAK vegetable product line in Northern Europe. These decreases were partially offset by supply chain improvements in The Netherlands. Gross profit in Fiscal 2004 was unfavorably impacted by the write-down of the U.K. pizza crust assets totaling $4.0 million. Operating income decreased $88.6 million, or 13.9%, to $550.6 million, largely due to the decrease in gross profit, the gain recognized in the prior year on the sale of the Northern European bakery business, and increased G&A. The increase in G&A is largely due to increased pension costs, litigation costs and professional fees from various projects across Europe.

ASIA/PACIFIC

     Sales in Asia/Pacific increased $49.1 million, or 3.9%, to $1.31 billion. Favorable exchange translation rates increased sales by 4.4%. Volume increased sales 0.5%, chiefly due to new product introductions in the frozen foods and convenience meals categories in the Australia and New

Zealand businesses. These were partially offset by the discontinuation of an Indonesian energy drink and volume declines in Tegel poultry and China. The volume decline in China was due primarily to an industry-related recall issue pertaining to the colorant Sudan I. Lower pricing reduced sales 2.0% primarily due to market price pressures on Tegel poultry. The acquisition of Shanghai LongFong Foods, a maker of popular frozen Chinese snacks and desserts, increased sales 2.3%. The divestiture of a Korean oils and fats product line reduced sales 1.3%.

     Gross profit increased $5.6 million, or 1.4%, to $416.1 million. The gross profit margin decreased to 31.8% from 32.6%. The decrease in gross profit margin is primarily due to lower pricing and increased commodity costs, partially offset by cost improvements in Australia and New Zealand. Operating income decreased $10.6 million, or 7.3%, to $135.6 million, primarily due to increased SG&A, resulting primarily from exchange translation rates and increased volume.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities increased $22.0 million, or 5.9%, to $396.6 million. Volume increased 1.2% due primarily to strong sales of ketchup and beverages in India and new product launches in Latin America, partially offset by lower sales in Israel, following a product recall in the third quarter of Fiscal 2004. Lower pricing reduced sales by 2.2%, mainly due to decreases in Latin America as a result of market price pressures and price declines in Israel resulting from the effects of the recall. The prior year acquisition of a frozen food business in South Africa increased sales by 5.8%. Exchange translation rates increased sales 1.0%.

     Gross profit increased $7.7 million, or 6.4%, to $127.9 million. Operating income increased $4.8 million, primarily due to the acquisition in South Africa.

     Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and is able to source raw materials, the country's economic situation remains uncertain and there are government restrictions on the repatriation of earnings. The Company's ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

  FISCAL YEARS ENDED APRIL 28, 2004 AND APRIL 30, 2003

     Sales for Fiscal 2004 increased $177.7 million, or 2.2%, to $8.41 billion. Sales were favorably impacted by volume of 0.4% and exchange translation rates of 7.3%. The favorable volume impact is primarily due to strong increases in the U.S. Foodservice and Asia/Pacific segments. These increases were partially offset by the impact of Stock Keeping Unit ("SKU") rationalization and declines in Europe, relating primarily to a reduction in promotional support and trade inventories in advance of a major restage of the Italian infant feeding business in Fiscal 2005. Lower pricing decreased sales by 0.3%, primarily reflecting the Company's goal to achieve more competitive net pricing under the Every Day Low Pricing strategy in the U.S. retail businesses as well as market price pressure in the Tegel poultry business in New Zealand. Divestitures, net of acquisitions, reduced sales 5.3% due primarily to the deconsolidation of Zimbabwe in the third quarter of Fiscal 2003. Domestic operations contributed approximately 38% of consolidated sales in Fiscal 2004 and Fiscal 2003.

     Gross profit increased $155.8 million, or 5.3%, to $3.09 billion, and the gross profit margin increased to 36.7% from 35.6%. The gross profit margin increase was primarily driven by the Company's continuing focus on process and system improvements, productivity initiatives and elimination of less profitable SKU's. These gains were partially offset by lower overall net pricing for the Company and increased supply chain costs in the European seafood business. The aggre-gate increase in gross profit also benefited from favorable exchange translation rates, partially offset by the impact of higher pension costs, divestitures and the write down of U.K. pizza crust assets in the U.K. For Fiscal 2003, gross profit was also impacted by Del Monte transaction-related costs and costs to reduce overhead of the remaining businesses of $6.1 million, and losses on the exit of non-strategic businesses of $47.3 million.

     SG&A decreased $49.7 million, or 2.8%, to $1.71 billion, and, as a percentage of sales, was reduced to 20.3% from 21.4%. The decrease was primarily due to the gain recorded on the sale of the Northern European Bakery business in Fiscal 2004, and decreased marketing expense primarily in the North American Consumer Products segment reflecting the Company's goal to achieve more competitive net pricing as discussed above. Additionally, SG&A was impacted in Fiscal 2004 by reorganization costs of $17.1 million, and in Fiscal 2003 by Del Monte transaction-related costs and costs to reduce overhead of the remaining businesses of $118.9 million, and losses on the exit of non-strategic businesses of $15.1 million. The favorable impact of these items was offset by increases in pension and personnel costs.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $179.4 million, or 8.0%, to $2.44 billion on a sales increase of 2.2%. Marketing support recorded as a reduction of revenue increased $179.0 million, or 9.1%, to $2.14 billion, which is primarily a result of the Company's goal to achieve more competitive net pricing under the Every Day Low Pricing strategy. Marketing support recorded as a component of SG&A increased by $0.4 million, or 0.1%, to $299.7 million, as most marketing resources were focused on sharpening retail price points.

     Operating income increased $205.4 million, or 17.5%, to $1.38 billion, and increased as a percentage of sales to 16.4% from 14.3% as a result of the changes noted above.

     Net interest expense decreased $3.9 million, to $188.5 million, due to lower debt balances and lower interest rates. This decrease was partially offset by the prospective classification of the Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from other expense. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. Other expense, net, decreased $90.4 million, to $22.2 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003, decreased minority interest expense as a result of the Zimbabwe deconsolidation, the SFAS No. 150 reclassification previously discussed and increased equity income. The effective tax rate for Fiscal 2004 was 33.3% compared to 36.1% for Fiscal 2003 due primarily to improved country mix and effective tax planning. The Fiscal 2004 effective tax rate was unfavorably impacted by 0.4 percentage points due to the sale of the Northern European bakery business and the Fiscal 2003 effective tax rate was unfavorably impacted by 1.6 percentage points due in part to the loss on the disposal of a North American fish and vegetable business.

     Income from continuing operations for Fiscal 2004 was $778.9 million compared to $555.4 million in Fiscal 2003 (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142). Diluted earnings per share was $2.20 in Fiscal 2004 compared to $1.57 in Fiscal 2003 (before the cumulative effect of change in accounting principle related to the adoption of SFAS No. 142).

     The impact of fluctuating exchange rates for Fiscal 2004 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.

             FISCAL YEAR 2004 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $49.1 million, or 2.3%. Sales volume decreased 0.2% as strong increases in Heinz ketchup and frozen potatoes were more than offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting, which drove declines in the nutritional frozen entree category in the U.S., as well as the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 1.6% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy, Classico pasta sauces, SmartOnes frozen entrees and Delimex frozen snacks. Sales increased 0.4% due to the Canadian acquisition of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces, and dessert toppings. Divestitures in Fiscal 2003 reduced sales 2.9% and favorable exchange translation rates increased sales 1.9%.

     Gross profit decreased $2.9 million, or 0.3%, to $872.8 million; the gross profit margin increased to 42.3% from 41.4% as manufacturing cost savings, reflecting significant productivity initiatives and more effective and efficient new product launches, offset unfavorable pricing and higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $4.9 million in Fiscal 2003. Operating income increased $82.5 million, or 21.1%, to $474.1 million, primarily due to decreased consumer marketing expenses related to the Fiscal 2003 launch of Easy Squeeze!, Boston Market frozen entrees and Hot Bites snacks, and Ore-Ida Funky Fries. In addition, Fiscal 2004 operating income was unfavorably impacted by reorganization costs of $5.3 million and Fiscal 2003 operating income was unfavorably impacted by Del Monte transaction-related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses of $60.9 million.

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

     Gross profit increased $34.8 million, or 9.3%, to $409.3 million, and the gross profit margin increased slightly to 28.6% from 28.5%. These increases were primarily due to favorable pricing and sales mix, partially offset by higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for Fiscal 2003. Operating income increased $19.4 million, or 10.1%, to $211.1 million, primarily due to the growth in gross profit, partially offset by the impact of higher sales volume on S&D and increased G&A attributable to increased personnel and systems costs. In addition, reorganization costs unfavorably impacted operating income by $3.9 million in Fiscal 2004 and Del Monte transaction-related costs and costs to reduce overhead of the remaining businesses and losses on the exit of non-strategic businesses unfavorably impacted operating income by $5.9 million for Fiscal 2003.

EUROPE

     Heinz Europe's sales increased $251.2 million, or 8.3%. Favorable exchange translation rates increased sales by 12.2%. Volumes declined 1.4% due to decreases in Italian infant feeding, in advance of a restaging in early Fiscal 2005, and in convenience meals, due to promotional timing and the impact of our previously announced program to reduce low-margin SKU's. These decreases were partially offset by increases in Heinz ketchup from the successful introduction of the top-down bottle, Heinz salad cream, Petite Navire seafood due to the rebound from the prior year recall and frozen food products. Pricing decreased 0.3% as price increases on Heinz beans, ready-to-serve soups, and pasta meals were offset by increased trade promotion spending related to seafood. Also, prices were lower in Northern Europe as a result of The Netherland's largest retailer rolling back prices in excess of 8% beginning in the second quarter of Fiscal 2004. Divestitures reduced sales

2.2%, primarily related to the sale of the U.K. frozen pizza business, the Northern European bakery business and a foodservice business in Italy.

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

ASIA/PACIFIC

     Sales in Asia/Pacific increased $179.7 million, or 16.7%. Favorable exchange translation rates increased sales by 16.2%. Volume increased sales 2.6% primarily due to strong sales of Heinz ketchup, Tegel poultry in New Zealand, Heinz soups in Australia and ABC sauces in Indonesia. Lower pricing decreased sales 1.8% related to lower prices on Tegel poultry in New Zealand, partially offset by price increases in Indonesia on ABC sauces and juice concentrates. Divestitures, net of acquisitions, reduced sales 0.5%.

     Gross profit increased $67.9 million, or 19.8%, to $410.5 million, and the gross profit margin increased to 32.6% from 31.8%. These increases were primarily due to favorable exchange translation rates and supply chain improvements in our Australian and Wattie's businesses, partially offset by Tegel poultry's lower pricing and higher commodity costs. Operating income increased $45.7 million, or 45.5%, to $146.2 million, primarily due to the growth in gross profit and G&A reductions in our Australian and Wattie's businesses, partially offset by the impact of exchange translation rates on SG&A expenses. Additionally, operating income was unfavorably impacted by reorganization costs of $6.6 million in Fiscal 2003.

OTHER OPERATING ENTITIES

     Sales for Other Operating Entities decreased $317.3 million, or 45.9%, primarily due to the deconsolidation of the Company's Zimbabwe operations in Fiscal 2003. The deconsolidation also impacted gross profit and operating income. Gross profit decreased $83.1 million, or 40.9%, to $120.2 million, and operating income decreased $81.3 million, or 73.1%, to $29.9 million. Excluding the Zimbabwe operations in Fiscal 2003, sales increased 14.3%, primarily due to volume increases of 6.2%, and operating income decreased 15.3%. Other than the impact of Zimbabwe, the other significant impact on operating income was the recall in the third quarter of Fiscal 2004 of a soy-based infant formula product sold under the Remedia brand in Israel.

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

     The limitation of operating free cash flow is that it adjusts the GAAP measure-cash flow from operations for cash used for capital expenditures that is no longer available to the Company for other purposes. Management compensates for this limitation by using the GAAP operating cash flow number as well. Operating free cash flow does not represent residual cash flow available for discretionary expenditures and does not provide insight into the entire scope of the historical cash inflows or outflows of our operations that are captured in the other cash flow measures reported in the statement of cash flows.

     The Company's primary measure of cash flow performance is operating free cash flow (cash provided by operating activities less capital expenditures). The following is the Company's calculation of operating free cash flow for the years ended April 27, 2005, April 28, 2004 and April 30, 2003 (amounts in millions):

                                                         Fiscal Year Ended
                                        ---------------------------------------------------
                                        April 27, 2005    April 28, 2004     April 30, 2003
                                           FY 2005            FY 2004           FY 2003
                                        --------------   -----------------   --------------
Cash provided by operating
  activities..........................     $1,160.8          $1,249.0           $ 906.0
Capital expenditures..................     $ (240.7)         $ (232.0)          $(154.0)
                                           --------          --------           -------
  Operating Free Cash Flow............     $  920.1          $1,017.0           $ 752.0
                                           ========          ========           =======

     Cash provided by continuing operating activities in Fiscal 2005 was $1.16 billion, a decrease of $88.2 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to a planned tax pre-payment of $125 million made in Europe during the third quarter and working capital movements, particularly inventories, partially offset by lower contributions to the Company's pension plans in Fiscal 2005. While we continue to make progress in reducing our cash conversion cycle (six days lower than a year ago), the rate of improvement has lessened when compared to last fiscal year, as expected.

     Cash used for investing activities totaled $264.1 million compared to $301.1 million last year. Proceeds from divestitures provided $51.2 million in Fiscal 2005 and related primarily to the sale of an oil and fats product line in Korea, which was completed during the third quarter. Acquisitions used $126.5 million in Fiscal 2005 primarily related to the Company's purchase in the fourth quarter of Appetizer's And, Inc., a manufacturer and marketer of high-quality, frozen hors d'oeuvres sold primarily to the U.S. foodservice industry, and in the third quarter of a controlling interest in Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts. In Fiscal 2004, acquisitions, net of divestitures, used $41.7 million in cash. Capital expenditures totaled $240.7 million (2.7% of sales) in Fiscal 2005 compared to $232.0 million (2.8% of sales) last year.

     Cash used for financing activities totaled $1.05 billion compared to $643.9 million last year. Payments on long-term debt were $480.5 million during Fiscal 2005, compared to $74.3 million last year. Proceeds from short-term borrowings were $26.5 million in Fiscal 2005, compared to payments of $144.7 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $212.0 million in Fiscal 2005, compared to $57.4 million in the prior year, in line with the Company's strategy of flat or reduced fully diluted shares. Dividend payments totaled $398.9 million, compared to $379.9 million last year, reflecting a 5.5% increase in the annual dividend per share on common stock.

     On May 18, 2005, the Company announced that is Board of Directors approved a 5.3% increase in the annual dividend on common stock for Fiscal 2006 (from
28.5 cents to 30 cents per quarter), effective with the July 2005 dividend. Fiscal 2006 dividends are expected to approximate $410 million.

     Net debt is an additional measure that management utilizes to judge our liquidity and financial condition. Net debt is defined as total debt, net of the value of interest rate swaps, less cash and cash equivalents and short-term investments. The following is the Company's calculation of net debt as of April 27, 2005 and April 28, 2004 (amounts in millions):

                                                          April 27, 2005   April 28, 2004
                                                             FY 2005          FY 2004
                                                          --------------   --------------
Short-term debt.........................................    $    28.5        $    11.4
Long-term debt, including current portion...............      4,666.8          4,963.0
                                                            ---------        ---------
     Total debt.........................................      4,695.3          4,974.4
Less:
  Value of interest rate swaps..........................       (186.1)          (125.3)
  Cash and cash equivalents.............................     (1,083.7)        (1,140.0)
  Short-term investments................................           --            (40.0)
                                                            ---------        ---------
Net Debt................................................    $ 3,425.5        $ 3,669.1
                                                            =========        =========

     Overall, net debt decreased $243.6 million, or 6.6%, versus prior year. Long-term debt decreased $296.2 million from the prior year primarily due to the repayment of $480 million of debt in Fiscal 2005; offset by increases in debt as a result of higher foreign exchange rates and debt assumed through acquisitions. At April 27, 2005, the Company's net debt was $3.4 billion. Excluding the reclassification of H.J. Heinz Finance Company's $325 million of preferred stock and the impact of the changes in foreign exchange on net debt, the Company's net debt would have been $3.1 billion, a decrease of $2.3 billion since the beginning of Fiscal 2003. The Company anticipates that it will have additional long-term debt reductions in Fiscal 2006, principally the retirement of E417.9 million of bonds ($540.6 million) which mature in April 2006.

     Return on average shareholders' equity ("ROE") is calculated by taking net income divided by average shareholders' equity. Average shareholders' equity is a five-point quarterly average. ROE was 34.4% in Fiscal 2005, 51.6% in Fiscal 2004 and 34.7% in Fiscal 2003. ROE in Fiscal 2005 was unfavorably impacted by increased average equity reflecting fluctuations in foreign exchange. In addition, ROE was unfavorably impacted by 4.2% in Fiscal 2005 related to the asset impairment charges. ROE was unfavorably impacted by 9.9% in Fiscal 2003 related to Del Monte transaction related costs, costs to reduce overhead of the remaining business and losses on the exit of non-strategic businesses.

     Pretax return on average invested capital ("ROIC") is calculated by taking net operating profit before income taxes divided by average invested capital. Net operating profit before income taxes excludes net interest expense. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents and short-term investments. ROIC was 21.7% in Fiscal 2005, 24.5% in Fiscal 2004 and 19.0% in Fiscal 2003. ROIC was unfavorably impacted by 1.7% in Fiscal 2005 related to the asset impairment charges for the HAK vegetable product line, the equity investment in Hain and the cost-basis investment in a grocery industry-sponsored e-commerce business venture. ROIC was favorably impacted by 0.1% in Fiscal 2004 related to the gain on the disposal of a bakery business in Northern Europe offset by reorganization costs and the write down of pizza crust assets in the United Kingdom. ROIC was unfavorably impacted by 3.5% in Fiscal 2003 related to Del Monte transaction related costs, costs to reduce overhead of the remaining business and losses on the exit of non-strategic businesses.

     In August 2004, the Company and H.J. Heinz Finance Company amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. In addition, the Company has $1.1 billion of foreign lines of credit available at April 27, 2005. These resources, the Company's year-end cash balance of more than $1 billion, strong operating cash flow and access to the capital market, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, stock repurchases and dividends to shareholders.

     At April 27, 2005, the Company's long-term debt ratings were A at Standard & Poor's and Fitch and A-3 at Moody's, and the Company's short-term debt ratings were A-1 at Standard & Poor's, F-1 at Fitch and P-2 at Moody's.

     In Fiscal 2005, cash required for reorganization costs was approximately $9.9 million. Fiscal 2006 cash requirements related to reorganization costs to streamline the Company's organization structure, primarily in Europe, are expected to approximate $75 to $100 million. Additionally, the Company is reexamining its portfolio strategy which could result in the disposition of several non-core businesses, the proceeds of which could approximate $1 billion. If implemented, these proceeds could be used for debt reduction, share repurchases, acquisitions and operations.

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

     The following table represents the contractual obligations of the Company as of April 27, 2005.

                            Less than                             More than
                             1 year      1-3 years    3-5 years    5 years       Total
                           -----------   ----------   ---------   ----------   ----------
Long Term Debt...........  $  543,868    $  302,672   $327,394    $3,297,305   $4,471,239
Capital Lease
  Obligations............       1,103         2,093      2,402        19,735       25,333
Operating Leases.........      79,836       249,363     62,813       189,107      581,119
Purchase Obligations.....     314,468       475,415    173,250        93,958    1,057,091
Other Long Term
  Liabilities Recorded on
  the Balance Sheet......      85,465       166,119    151,565       170,303      573,452
                           ----------    ----------   --------    ----------   ----------
     Total...............  $1,024,740    $1,195,662   $717,424    $3,770,408   $6,708,234
                           ==========    ==========   ========    ==========   ==========

     Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: interest payments, income taxes, minority interest and insurance accruals. The Company is unable to estimate the timing of the payments for these items.

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

                                    Aggregate Notional Amount       Net Unrealized Gains/(Losses)
                                 -------------------------------   -------------------------------
                                 April 27, 2005   April 28, 2004   April 27, 2005   April 28, 2004
                                 --------------   --------------   --------------   --------------
                                                       (Dollars in millions)
Purpose of Hedge:
Intercompany cash flows........      $  737            $302            $(1.7)           $(0.8)
Forecasted purchases of raw
  materials and finished goods
  and foreign currency
  denominated obligations......         417             466             (7.1)            (5.8)
Forecasted sales and foreign
  currency denominated assets..         115             215              1.8               --
                                     ------            ----            -----            -----
                                     $1,269            $983            $(7.0)           $(6.6)
                                     ======            ====            =====            =====

     As of April 27, 2005, the Company's contracts to hedge forecasted transactions mature in one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income/loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

     Substantially all of the Company's foreign affiliates' financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13 to the consolidated financial statements.)

     INTEREST RATE SENSITIVITY: The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company's net debt obligations totaled $3.43 billion and $3.67 billion at April 27, 2005 and April 28, 2004, respectively. The Company's debt obligations are summarized in Note 7 to the consolidated financial statements.

     In order to manage interest rate exposure, the Company utilizes interest rate swaps in order to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 27, 2005, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.6 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

                                                          April 27, 2005   April 28, 2004
                                                          --------------   --------------
                                                               (Dollars in millions)
Pay floating swaps--notional amount.....................     $2,767.4         $2,767.4
Net unrealized gains....................................     $  186.1         $  125.3
Weighted average maturity (years).......................         11.4             12.4
Weighted average receive rate...........................         6.37%            6.37%
Weighted average pay rate...............................         2.95%            2.18%

     The Company had interest rate contracts with total notional amounts of $107.6 million and $907.6 million at April 27, 2005 and April 28, 2004, respectively, that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and they mature approximately three years from the current fiscal year-end. Net unrealized gains/(losses), which are presented as a component of other noncurrent assets/liabilities, related to these interest rate contracts totaled $(2.5) million and $4.5 million at April 27, 2005 and April 28, 2004, respectively.

     EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES: As of April 27, 2005, the potential gain or loss in the fair value of the Company's outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency rates and swap rates, respectively, would be approximately:

                                                               Fair Value Effect
                                                               -----------------
                                                                  (Dollars in
                                                                   millions)
Foreign currency contracts..................................         $130
Interest rate swap contracts................................         $110

     However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption of the Statement is permissable. The Company plans on adopting this Statement in Fiscal 2007.

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The FSP provided guidance on the accounting and disclosures for the temporary repatriation provision of the American Jobs Creation Act. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2005, final Medicare prescription drug rules were issued. The adoption of the Act during Fiscal 2005 resulted in a reduction of the Company's benefit obligation of approximately $18.8 million and has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for the Company for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of H. J. Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the $5.1 million quarterly preferred dividend from other expenses to interest expense beginning in the second quarter ended October 29, 2003, with no resulting effect on the Company's profitability.

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

     Marketing Costs -- Trade promotions are an important component of the sales and marketing of the Company's products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company's results of operations depending on how actual results of the programs compare to original estimates.

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

     Investments and Long-lived Assets and Property, Plant and
Equipment -- Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as market devaluation and inflation which are developed in connection with the Company's longer-term strategic planning. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows.

     Goodwill and Indefinite Lived Intangibles -- Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. The Company's measure of impairment is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company's longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company's control. Management believes that because fair values of goodwill and intangible assets with indefinite lives significantly exceed carrying value, it is unlikely that a material impairment charge would be recognized.

     Retirement Benefits -- The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country that the Company operates a benefit plan) as of the measurement date. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 27, 2005 was reduced to 5.5% from 5.8% as of April 28, 2004.

     Over time, the expected rate of return on pension plan assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers actual real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended April 27, 2005 and April 28, 2004 and 8.9% for the year ended April 30, 2003. For purposes of calculating Fiscal 2006 expense, the weighted average rate of return will remain at approximately 8.2%.

     In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these elements. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.

  SENSITIVITY OF ASSUMPTIONS

     If we assumed a 100 basis point change in the following assumptions, our Fiscal 2005 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

                                                                100 Basis Point
                                                              -------------------
                                                              Increase   Decrease
                                                              --------   --------
PENSION BENEFITS
Discount rate used in determining projected benefit
  obligation................................................  $(304.3)    $365.1
Discount rate used in determining net pension expense.......  $ (34.4)    $ 38.2
Long-term rate of return on assets used in determining net
  pension expense...........................................  $ (20.6)    $ 20.6

OTHER BENEFITS
Discount rate used in determining projected benefit
  obligation................................................  $ (25.4)    $ 29.7

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

     The American Jobs Creation Act ("the AJCA") provides a deduction of 85% on certain foreign earnings repatriation. The Company may elect to apply this provision in Fiscal 2006. The Company does not expect to be able to complete its evaluation of the effects of the repatriation provisions until after the Treasury Department provides additional guidance on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time after final guidance is issued. The range of amounts that the Company is currently considering for repatriation under this provision is between zero and $750 million. The related potential range of income tax (based upon our expectation of how certain technical issues will be resolved in the final guidance) is between zero and $20 million.

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

     The impact of inflation on both the Company's financial position and results of operations is not expected to adversely affect Fiscal 2006 results. The Company's financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

STOCK MARKET INFORMATION

     H. J. Heinz Company common stock is traded principally on The New York Stock Exchange and the Pacific Exchange, under the symbol HNZ. The number of shareholders of record of the Company's common stock as of May 31, 2005 approximated 45,200. The closing price of the common stock on The New York Stock Exchange composite listing on April 27, 2005 was $36.87.

     Stock price information for common stock by quarter follows:

                                                              Stock Price Range
                                                              -----------------
                                                               High       Low
                                                              -------   -------
2005
First.......................................................  $39.41    $36.30
Second......................................................   38.43     34.53
Third.......................................................   40.61     35.51
Fourth......................................................   38.16     35.06

2004
First.......................................................  $34.40    $29.71
Second......................................................   35.67     31.98
Third.......................................................   36.62     34.89
Fourth......................................................   38.95     35.37

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Management on Internal Control over Financial
  Reporting.................................................   30
Report of Independent Registered Public Accounting Firm.....   31
Consolidated Statements of Income...........................   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Shareholders' Equity.............   36
Consolidated Statements of Cash Flows.......................   38
Notes to Consolidated Financial Statements..................   39

       REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 27, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

                                          /s/  William R. Johnson
                                          Chairman, President and
                                          Chief Executive Officer

                                          /s/  Arthur B. Winkleblack
                                          Executive Vice President and
                                          Chief Financial Officer

June 16, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
H. J. Heinz Company:

We have completed an integrated audit of H. J. Heinz Company's fiscal year 2005 consolidated financial statements and of its internal control over financial reporting as of April 27, 2005 and audits of its fiscal year 2004 and fiscal year 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 27, 2005 and April 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of April 27, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 16, 2005

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Fiscal Year Ended
                                                      ------------------------------------------------
                                                      April 27, 2005   April 28, 2004   April 30, 2003
                                                        (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                      --------------   --------------   --------------
                                                          (In thousands, except per share amounts)
Sales...............................................    $8,912,297       $8,414,538       $8,236,836
Cost of products sold...............................     5,705,926        5,326,281        5,304,362
                                                        ----------       ----------       ----------
Gross profit........................................     3,206,371        3,088,257        2,932,474
Selling, general and administrative expenses........     1,851,529        1,709,000        1,758,658
                                                        ----------       ----------       ----------
Operating income....................................     1,354,842        1,379,257        1,173,816
Interest income.....................................        27,776           23,312           31,083
Interest expense....................................       232,431          211,826          223,532
Asset impairment charges for cost and equity
  investments.......................................        73,842               --               --
Other expense, net..................................        17,731           22,192          112,636
                                                        ----------       ----------       ----------
Income from continuing operations before income
  taxes and cumulative effect of change in
  accounting principle..............................     1,058,614        1,168,551          868,731
Provision for income taxes..........................       322,792          389,618          313,372
                                                        ----------       ----------       ----------
Income from continuing operations before cumulative
  effect of change in accounting principle..........       735,822          778,933          555,359
Income from discontinued operations, net of tax.....        16,877           25,340           88,738
                                                        ----------       ----------       ----------
Income before cumulative effect of change in
  accounting principle..............................       752,699          804,273          644,097
Cumulative effect of change in accounting
  principle.........................................            --               --          (77,812)
                                                        ----------       ----------       ----------
Net income..........................................    $  752,699       $  804,273       $  566,285
                                                        ==========       ==========       ==========
Income Per Common Share:
  Diluted
     Continuing operations..........................    $     2.08       $     2.20       $     1.57
     Discontinued operations........................          0.05             0.07             0.25
     Cumulative effect of change in accounting
       principle....................................            --               --            (0.22)
                                                        ----------       ----------       ----------
       Net Income...................................    $     2.13       $     2.27       $     1.60
                                                        ==========       ==========       ==========
     Average common shares outstanding--Diluted.....       353,450          354,372          354,144
                                                        ==========       ==========       ==========
  Basic
     Continuing operations..........................    $     2.10       $     2.21       $     1.58
     Discontinued operations........................          0.05             0.07             0.25
     Cumulative effect of change in accounting
       principle....................................            --               --            (0.22)
                                                        ----------       ----------       ----------
       Net Income...................................    $     2.15       $     2.29       $     1.61
                                                        ==========       ==========       ==========
     Average common shares outstanding--Basic.......       350,042          351,810          351,250
                                                        ==========       ==========       ==========
Cash dividends per share............................    $     1.14       $     1.08       $    1.485
                                                        ==========       ==========       ==========

                 See Notes to Consolidated Financial Statements

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               April 27,    April 28,
                                                                 2005          2004
                                                              -----------   ----------
                                                               (Dollars in thousands)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,083,749   $1,140,039
  Short-term investments....................................           --       40,000
  Receivables (net of allowances: 2005--$21,844 and
     2004--$21,313).........................................    1,092,394    1,093,155
  Inventories:
     Finished goods and work-in-process.....................      974,974      897,778
     Packing material and ingredients.......................      281,802      259,154
                                                              -----------   ----------
       Total inventories....................................    1,256,776    1,156,932
  Prepaid expenses..........................................      174,818      165,177
  Other current assets......................................       37,839       15,493
                                                              -----------   ----------
       Total current assets.................................    3,645,576    3,610,796
                                                              -----------   ----------
Property, plant and equipment:
     Land...................................................       67,000       65,836
     Buildings and leasehold improvements...................      844,056      796,966
     Equipment, furniture and other.........................    3,111,663    2,864,422
                                                              -----------   ----------
                                                                4,022,719    3,727,224
  Less accumulated depreciation.............................    1,858,781    1,669,938
                                                              -----------   ----------
       Total property, plant and equipment, net.............    2,163,938    2,057,286
                                                              -----------   ----------
Other non-current assets:
  Goodwill..................................................    2,138,499    1,959,914
  Trademarks, net...........................................      651,552      643,901
  Other intangibles, net....................................      171,675      149,920
  Other non-current assets..................................    1,806,478    1,455,372
                                                              -----------   ----------
       Total other non-current assets.......................    4,768,204    4,209,107
                                                              -----------   ----------
       Total assets.........................................  $10,577,718   $9,877,189
                                                              ===========   ==========

                 See Notes to Consolidated Financial Statements

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               April 27,    April 28,
                                                                 2005          2004
                                                              -----------   ----------
                                                               (Dollars in thousands)
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $    28,471   $   11,434
  Portion of long-term debt due within one year.............      544,798      425,016
  Accounts payable..........................................    1,181,652    1,063,113
  Salaries and wages........................................       55,321       50,101
  Accrued marketing.........................................      270,147      230,495
  Other accrued liabilities.................................      376,124      361,596
  Income taxes..............................................      130,555      327,313
                                                              -----------   ----------
       Total current liabilities............................    2,587,068    2,469,068
                                                              -----------   ----------
Long-term debt and other liabilities:
  Long-term debt............................................    4,121,984    4,537,980
  Deferred income taxes.....................................      508,639      313,343
  Non-pension postretirement benefits.......................      196,686      192,599
  Minority interest.........................................      114,833      104,645
  Other.....................................................      445,935      365,365
                                                              -----------   ----------
       Total long-term debt and other liabilities...........    5,388,077    5,513,932
                                                              -----------   ----------
Shareholders' equity:
  Capital stock:
     Third cumulative preferred, $1.70 first series, $10 par
      value.................................................           83           94
     Common stock, 431,096,486 shares issued, $0.25 par
      value.................................................      107,774      107,774
                                                              -----------   ----------
                                                                  107,857      107,868
  Additional capital........................................      430,073      403,043
  Retained earnings.........................................    5,210,748    4,856,918
                                                              -----------   ----------
                                                                5,748,678    5,367,829
  Less:
  Treasury shares, at cost (83,419,356 shares at April 27,
     2005 and 79,139,249 shares at April 28, 2004)..........    3,140,586    2,927,839
  Unearned compensation.....................................       31,141       32,275
  Accumulated other comprehensive (income)/loss.............      (25,622)     513,526
                                                              -----------   ----------
       Total shareholders' equity...........................    2,602,573    1,894,189
                                                              -----------   ----------
       Total liabilities and shareholders' equity...........  $10,577,718   $9,877,189
                                                              ===========   ==========

                 See Notes to Consolidated Financial Statements

                      H.J. HEINZ COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Preferred Stock       Common Stock
                                                                    Comprehensive   ----------------   -------------------
                                                                       Income       Shares   Dollars    Shares    Dollars
                                                                    -------------   ------   -------   --------   --------
                                                                       (Amounts in thousands, except per share amounts)
       BALANCE AT MAY 1, 2002.....................................                    11      $110      431,096   $107,774
       Comprehensive income--2003:
         Net income--2003.........................................   $  566,285
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $186,595 tax
             benefit..............................................     (414,900)
           Unrealized translation adjustments.....................      404,163
           Net change in fair value of cash flow hedges...........       24,265
           Net hedging gains reclassified into earnings/spun
             off..................................................      (17,683)
                                                                     ----------
       Comprehensive income.......................................   $  562,130
                                                                     ==========
       Cash dividends:
           Preferred @ $1.70 per share............................
           Common @ $1.485 per share..............................
       Conversion of preferred into common stock..................                              (4)
       Stock options exercised, net of shares tendered for
         payment..................................................
       Spin off of SKF Foods......................................
       Restricted stock unit activity.............................
       Other, net*................................................
                                                                                     ---      ----     --------   --------
       BALANCE AT APRIL 30, 2003..................................                    11       106      431,096    107,774
       Comprehensive income--2004:
         Net income--2004.........................................   $  804,273
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $53,166 tax
             expense..............................................      105,535
           Unrealized translation adjustments.....................      210,017
           Net change in fair value of cash flow hedges...........      (15,196)
           Net hedging gains reclassified into earnings...........        3,253
                                                                     ----------
       Comprehensive income.......................................   $1,107,882
                                                                     ==========
       Cash dividends:
           Preferred @ $1.70 per share............................
           Common @ $1.08 per share...............................
       Shares reacquired..........................................
       Conversion of preferred into common stock..................                    (1)      (12)
       Stock options exercised, net of shares tendered for
         payment..................................................
       Restricted stock unit activity.............................
       Other, net*................................................
                                                                                     ---      ----     --------   --------
       BALANCE AT APRIL 28, 2004..................................                    10        94      431,096   $107,774
       Comprehensive income--2005:
         Net income--2005.........................................   $  752,699
         Other comprehensive income (loss), net of tax:
           Minimum pension liability, net of $116,117 tax
             expense..............................................      273,934
           Unrealized translation adjustments.....................      263,585
           Net change in fair value of cash flow hedges...........       23,754
           Net hedging gains reclassified into earnings...........      (22,125)
                                                                     ----------
       Comprehensive income.......................................   $1,291,847
                                                                     ==========
       Cash dividends:
           Preferred @ $1.70 per share............................
           Common @ $1.14 per share...............................
       Shares reacquired..........................................
       Conversion of preferred into common stock..................                    (1)      (11)
       Stock options exercised, net of shares tendered for
         payment..................................................
       Restricted stock unit activity.............................
       Other, net*................................................
                                                                                     ---      ----     --------   --------
       BALANCE AT APRIL 27, 2005..................................                     9      $ 83      431,096   $107,774
                                                                                     ===      ====     ========   ========
       Authorized Shares--April 27, 2005..........................                     9                600,000
                                                                                     ===               ========

* Includes activity of the Global Stock Purchase Plan.

                See Notes to Consolidated Financial Statements.

                             Treasury Stock                          Other           Total
Additional    Retained    ---------------------     Unearned     Comprehensive   Shareholders'
 Capital      Earnings    Shares      Dollars     Compensation   Income/(Loss)      Equity
----------   ----------   -------   -----------   ------------   -------------   -------------
 $348,605    $4,968,535   (80,192)  $(2,893,198)    $   (230)      $(812,980)     $1,718,616

                566,285                                                              566,285

                                                                      (4,155)         (4,155)

                    (19)                                                                 (19)
               (521,592)                                                            (521,592)
     (160)                      6           164                                           --
      838+                    311         7,755                                        8,593
               (580,638)                                                            (580,638)
   26,117                                            (20,965)                          5,152
    1,142                     227         5,773                                        6,915
 --------    ----------   -------   -----------     --------       ---------      ----------
  376,542     4,432,571   (79,648)   (2,879,506)     (21,195)       (817,135)      1,199,157

                804,273                                                              804,273

                                                                     303,609         303,609

                    (16)                                                                 (16)
               (379,910)                                                            (379,910)
                           (4,810)     (170,129)                                    (170,129)
     (421)                     18           433                                           --
    2,792+                  4,774       109,389                                      112,181
   21,256                                            (11,080)                         10,176
    2,874                     527        11,974                                       14,848
 --------    ----------   -------   -----------     --------       ---------      ----------
  403,043     4,856,918   (79,139)   (2,927,839)     (32,275)       (513,526)      1,894,189

                752,699                                                              752,699

                                                                     539,148         539,148

                    (15)                                                                 (15)
               (398,854)                                                            (398,854)
                           (7,825)     (291,348)                                    (291,348)
     (350)                     16           361                                           --
   27,030+                  2,845        62,669                                       89,699
   (7,051)                    251         5,724        2,123                             796
    7,401                     433         9,847         (989)                         16,259
 --------    ----------   -------   -----------     --------       ---------      ----------
 $430,073    $5,210,748   (83,419)  $(3,140,586)    $(31,141)      $  25,622++    $2,602,573
 ========    ==========   =======   ===========     ========       =========      ==========


+  Includes income tax benefit resulting from exercised stock options.
++ Comprised of unrealized translation adjustment of $102,209, minimum pension liability of $(71,641) and deferred net losses on derivative financial instruments $(4,946).

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Year Ended
                                                              ---------------------------------------
                                                               April 27,     April 28,     April 30,
                                                                 2005          2004          2003
                                                              (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                              -----------   -----------   -----------
                                                                      (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income................................................  $   752,699   $   804,273   $   566,285
  Income from discontinued operations, net of tax...........      (16,877)      (25,340)      (88,738)
                                                              -----------   -----------   -----------
  Income from continuing operations.........................      735,822       778,933       477,547
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation............................................      227,187       210,158       194,328
    Amortization............................................       25,265        23,785        20,434
    Deferred tax provision..................................       53,857        97,542       133,320
    Gain on sale of the Northern Europe bakery business.....           --       (26,338)           --
    Asset impairment charges................................      100,818            --            --
    Cumulative effect of change in accounting principle.....           --            --        77,812
    Provision for transaction costs and restructuring.......           --            --       177,979
    Other items, net........................................       43,989      (105,559)     (133,696)
    Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
      Receivables...........................................       45,851        97,228        53,177
      Inventories...........................................      (25,315)       77,636        66,351
      Prepaid expenses and other current assets.............        2,633        (5,161)      (13,337)
      Accounts payable......................................        8,140        46,525        (1,665)
      Accrued liabilities...................................       25,077       (39,751)     (171,793)
      Income taxes..........................................      (82,531)       94,009        25,581
                                                              -----------   -----------   -----------
         Cash provided by operating activities..............    1,160,793     1,249,007       906,038
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures......................................     (240,671)     (231,961)     (153,969)
  Proceeds from disposals of property, plant and
    equipment...............................................       22,252        16,979        33,533
  Acquisitions, net of cash acquired........................     (126,549)     (112,847)      (13,554)
  Proceeds from divestitures................................       51,150        71,177        54,981
  Proceeds from spin-off....................................           --            --     1,063,557
  Purchases of short-term investments.......................     (293,475)      (83,200)           --
  Sales of short-term investments...........................      333,475        43,200            --
  Other items, net..........................................      (10,236)       (4,450)      (23,460)
                                                              -----------   -----------   -----------
         Cash (used for)/provided by investing activities...     (264,054)     (301,102)      961,088
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Payments on long-term debt................................     (480,471)      (74,317)     (741,206)
  Proceeds from/(payments on) commercial paper and
    short-term debt, net....................................       26,468      (144,721)     (176,214)
  Dividends.................................................     (398,869)     (379,926)     (521,611)
  Purchase of treasury stock................................     (291,348)     (170,129)           --
  Exercise of stock options.................................       79,383       112,705         7,495
  Other items, net..........................................       13,952        12,466        14,994
                                                              -----------   -----------   -----------
         Cash used for financing activities.................   (1,050,885)     (643,922)   (1,416,542)
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       69,660        34,324        46,517
Effect of discontinued operations...........................       28,196            --       102,228
                                                              -----------   -----------   -----------
Net (decrease)/increase in cash and cash equivalents........      (56,290)      338,307       599,329
Cash and cash equivalents at beginning of year..............    1,140,039       801,732       202,403
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 1,083,749   $ 1,140,039   $   801,732
                                                              ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR:

     H. J. Heinz Company (the "Company") operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 27, 2005, April 28, 2004 and April 30, 2003.

  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company, and entities in which the Company maintains a controlling financial interest. Control is generally determined based on the majority ownership of an entity's voting interests. In certain situations, control is based on participation in the majority of an entity's economic risks and rewards. The Company has no material investments in variable interest entities. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. All intercompany accounts and transactions are eliminated. Certain prior-year amounts have been reclassified in order to conform with the Fiscal 2005 presentation.

     As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company's business continues to operate profitably and it is able to source raw materials, the country's economic situation remains uncertain and there are government restrictions on the repatriation of earnings. The Company's ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

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

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

  INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

  PROPERTY, PLANT AND EQUIPMENT:

     Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings--40 years or less, machinery and equipment--15 years or less, computer software--3-5 years, and leasehold improvements--over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed for possible impairment when appropriate. The Company's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

  INTANGIBLES:

     Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment.

  REVENUE RECOGNITION:

     The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This occurs upon delivery of the product to the customer. Customers do no have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are classified as part of cost of sales.

  MARKETING COSTS:

     The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenue based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

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

                                                             Fiscal Year Ended
                                                   --------------------------------------
                                                   April 27,     April 28,     April 30,
                                                      2005          2004          2003
                                                   (52 Weeks)    (52 Weeks)    (52 Weeks)
                                                   ----------    ----------    ----------
                                                           (Dollars in thousands,
                                                         except per share amounts)
Income from continuing operations before
  cumulative effect of change in accounting
  principle:
     As reported.................................   $735,822      $778,933      $555,359
     Fair value-based expense, net of tax........     17,846        25,007        26,109
                                                    --------      --------      --------
     Pro forma...................................   $717,976      $753,926      $529,250
                                                    ========      ========      ========
Income per common share from continuing
  operations before cumulative effect of change
  in accounting principle:
     Diluted
       As reported...............................   $   2.08      $   2.20      $   1.57
       Pro forma.................................   $   2.03      $   2.13      $   1.49
     Basic
       As reported...............................   $   2.10      $   2.21      $   1.58
       Pro forma.................................   $   2.05      $   2.14      $   1.51

     The weighted-average fair value of options granted was $9.33 per share in Fiscal 2005, $5.90 per share in Fiscal 2004 and $6.86 per share in Fiscal 2003.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2005          2004          2003
                                                    ----          ----          ----
Dividend yield....................................   3.0%          3.3%          4.3%
Volatility........................................  25.4%         20.1%         25.2%
Risk-free interest rate...........................   4.4%          3.7%          4.0%
Expected term (years).............................   7.9           6.5           6.5

  FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company's financial instruments approximate fair value. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

     The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument's fair value. Derivatives with scheduled maturities beyond one year are presented as a component of other non-current assets or other liabilities, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated statements of cash flows within operating activities as a component of other items, net.

     The $40 million of auction rate securities that the Company held as of April 28, 2004 have been reclassified from cash and cash equivalents to short-term investments in the consolidated balance sheets. Corresponding adjustments have also been made to the consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company no longer owns auction rate securities as of April 27, 2005.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption of the Statement is permissable. The Company plans on adopting this Statement in Fiscal 2007.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the American Jobs Creation Act. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement is meant to eliminate any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of Fiscal 2007; however, early application is permitted. The Company does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2005, final Medicare prescription drug rules were issued. The provisions of the Act resulted in a reduction of the Company's benefit obligation of approximately $18.8 million and has been reflected as an actuarial gain. The total reduction in benefit cost for Fiscal 2005 is $2.3 million, comprised of $0.9 million of interest cost, $0.1 million of service cost, and $1.4 million reduction in unrecognized loss amortization, recognized on a pro-rata basis.

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

3.  SPECIAL ITEMS

  ASSET IMPAIRMENTS

     In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) on the HAK vegetable product line in Northern Europe. The charge, which is recorded as a component of cost of products sold, relates to the anticipated disposition of the product line in early Fiscal 2006. The net assets related to the HAK product line total approximately $82.7 million and are comprised primarily of inventory, property, plant and equipment and trademarks.

     The Company holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. Hain shares traded at less than 80% of Heinz's carrying value since late January 2004. Due to the length of time and the amount that Hain stock had traded below the Company's basis, the Company determined that the decline was other-than-

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz currently owns approximately six million shares of Hain stock, with a book value of approximately $20.00 per share as of April 27, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, the Company could be required to record additional writedowns of its investment in Hain. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry-sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in the Company's consolidated statements of income. Net income from discontinued operations for the years ended April 27, 2005 and April 28, 2004 was $16.9 million and $25.3 million, respectively, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte. The discontinued operations generated sales of $1,091.3 million and net income of $88.7 million (net of $35.4 million in tax) for Fiscal 2003.

  DIVESTITURES AND OTHER REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of selling, general and administrative expenses ("SG&A"). Additionally, the Company made several other small divestitures in Fiscal 2005 and Fiscal 2004, none of which are material.

     In Fiscal 2004, the Company recognized $17.1 million pretax ($11.0 million after tax) of reorganization costs. These costs were recorded as a component of SG&A and were primarily due to employee termination and severance costs. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which has been included as a component of cost of products sold.

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $164.6 million pretax ($113.1 million after-tax) and were comprised of $61.8 million for legal, professional and other related costs, $51.3 million in employee termination and severance costs, $39.6 million related to the early retirement of debt, and $12.0 million in non-cash asset write-downs. Of this amount, $6.1 million was included in cost of products sold, $118.9 million in SG&A, and $39.6 million in other expense, net.

     In Fiscal 2003, losses on the exit of non-strategic businesses, primarily the UK frozen pizza business and a North American fish and frozen vegetable business, totaled $62.4 million pretax

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

($49.3 million after-tax), and were comprised of $39.7 million in non-cash asset write-downs, $12.1 million in losses on the sale of businesses and $10.6 million in employee termination, severance and other exit costs. Of these amounts, $47.3 million was included in cost of products sold and $15.1 million in SG&A.

     During Fiscal 2005, the Company utilized $9.9 million of severance and exit cost accruals related to reorganization costs. Amounts included in accrued expenses related to these initiatives totaled $10.0 million at April 28, 2004.

4.  ACQUISITIONS

     The Company made several acquisitions in Fiscal 2005, 2004 and 2003 for a total purchase price of $132.1 million, $117.4 million and $13.6 million, respectively, none of which were significant. The Fiscal 2005 acquisitions include Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts, Appetizers And, Inc., a manufacturer and marketer of high quality, frozen hors d'oeuvres sold primarily to the U.S. foodservice industry, and certain assets from ABAL, S.A. de C.V., a Mexican foodservice company. The Fiscal 2004 acquisitions include Unifine Richardson B.V., a Canadian manufacturer of salad dressings, sauces, and dessert toppings, and Truesoups LLC, a manufacturer and marketer of premium frozen soups designed primarily for the foodservice trade.

     All of the acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. There are no significant contingent payments, options or commitments associated with any of the acquisitions. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the fiscal year ended April 27, 2005, by reportable segment, are as follows:

                               North
                              American                                             Other
                              Consumer       U.S.                     Asia/      Operating
                              Products    Foodservice     Europe     Pacific     Entities       Total
                              --------    -----------    --------    --------    ---------    ----------
                                                        (Thousands of dollars)
Balance at April 28,
  2004.....................   $923,939     $179,544      $670,935    $165,646     $19,850     $1,959,914
Acquisitions...............         --       52,008         1,541      21,662       4,735         79,946
Purchase accounting
  adjustments..............    (11,099)      (1,185)       35,895        (298)        586         23,899
Disposal...................     (2,548)          --          (474)         --        (483)        (3,505)
Translation adjustments....      7,414           --        55,861      20,915         903         85,093
Impairment.................         --           --            --          --      (6,848)        (6,848)
                              --------     --------      --------    --------     -------     ----------
Balance at April 27,
  2005.....................   $917,706     $230,367      $763,758    $207,925     $18,743     $2,138,499
                              ========     ========      ========    ========     =======     ==========

     During Fiscal 2005, the Company acquired a controlling interest in Shanghai LongFong Foods, Appetizers And, Inc., and certain assets from ABAL, S.A. de C.V. Preliminary purchase price allocations have been recorded for each of these acquisitions. The Company expects to finalize the purchase price allocations related to these acquisitions during Fiscal 2006 upon completion of third-party valuation procedures. During the fourth quarter of Fiscal 2005, the Company finalized the purchase price allocation related to the Fiscal 2004 acquisition of Unifine Richardson B.V., within the North American Consumer Products segment. The purchase accounting adjustment in the Europe segment primarily represents a correction to the deferred income tax liabilities related to the Fiscal 2001 acquisition of CSM Nederland NV.

     The impairment in the above table, which was classified within cost of products sold, was recognized due to a deterioration of current and expected operating results of a consolidated joint venture following a recall in Fiscal 2004. The Company reached an agreement with third parties, the proceeds of which were offset by the impairment and other damages incurred to date. No other goodwill impairment charges were recognized in Fiscal 2005.

     Trademarks and other intangible assets at April 27, 2005 and April 28, 2004, subject to amortization expense, are as follows:

                                      April 27, 2005                         April 28, 2004
                            -----------------------------------    -----------------------------------
                             Gross      Accum Amort      Net        Gross      Accum Amort      Net
                            --------    -----------    --------    --------    -----------    --------
                                                      (Thousands of dollars)
Trademarks..............    $221,019     $ (61,616)    $159,403    $188,927     $ (50,505)    $138,422
Licenses................     208,186      (123,911)      84,275     208,186      (118,504)      89,682
Other...................     155,481       (68,081)      87,400     123,394       (63,156)      60,238
                            --------     ---------     --------    --------     ---------     --------
                            $584,686     $(253,608)    $331,078    $520,507     $(232,165)    $288,342
                            ========     =========     ========    ========     =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $18.4 million, $17.1 million, and $20.4 million for the fiscal years ended April 27, 2005, April 28, 2004, and April 30, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of April 27, 2005, amortization expense for each of the next five fiscal years is estimated to be approximately $18 million.

     Intangible assets not subject to amortization at April 27, 2005 and April 28, 2004, were $492.2 million and $505.5 million, respectively, and consisted solely of trademarks.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

6.  INCOME TAXES

     The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

                                                       2005       2004       2003
                                                     --------   --------   --------
                                                         (Dollars in thousands)
Current:
  U.S. federal.....................................  $ 66,679   $ 72,766   $ (1,701)
  State............................................     9,128      7,119      9,218
  Foreign..........................................   193,128    212,191    172,535
                                                     --------   --------   --------
                                                      268,935    292,076    180,052
                                                     --------   --------   --------
Deferred:
  U.S. federal.....................................    45,020     59,394     89,111
  State............................................     3,144      3,606      3,721
  Foreign..........................................     5,693     34,542     40,488
                                                     --------   --------   --------
                                                       53,857     97,542    133,320
                                                     --------   --------   --------
  Provision for income taxes.......................  $322,792   $389,618   $313,372
                                                     ========   ========   ========

     Tax expense resulting from allocating certain net tax benefits directly to additional capital was $10.5 million in Fiscal 2005, $4.4 million in Fiscal 2004 and $1.1 million in Fiscal 2003.

     The components of income from continuing operations before income taxes consist of the following:

                                                    2005         2004        2003
                                                 ----------   ----------   --------
                                                       (Dollars in thousands)
Domestic.......................................  $  385,926   $  332,010   $139,669
Foreign........................................     672,688      836,541    729,062
                                                 ----------   ----------   --------
From continuing operations.....................  $1,058,614   $1,168,551   $868,731
                                                 ==========   ==========   ========

     The differences between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate on continuing operations are as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
U.S. federal statutory tax rate.............................  35.0%  35.0%  35.0%
Tax on income of foreign subsidiaries.......................  (7.3)  (3.7)  (4.2)
State income taxes (net of federal benefit).................   0.8    0.7    1.2
Earnings repatriation.......................................  (0.7)   1.9    0.8
Losses (recognized)/not recognized for tax..................   3.5   (1.0)   0.7
Tax law changes.............................................   0.1    0.1   (0.5)
Other.......................................................  (0.9)   0.3    3.1
                                                              ----   ----   ----
Effective tax rate..........................................  30.5%  33.3%  36.1%
                                                              ====   ====   ====

     The reduction in the effective tax rate in Fiscal 2005 is attributable to changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, reduction of the charge associated with remittance of foreign dividends and the settlement of tax audits, partially offset by impairment charges for

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

Hain, an e-commerce business venture, and other operating losses for which no tax benefit can currently be recorded. The Fiscal 2004 and 2003 effective tax rates were unfavorably impacted by reorganization and related costs expected to be realized in lower tax rate jurisdictions and by nondeductible expenses related to the restructurings.

     The American Jobs Creation Act ("the AJCA") provides a deduction of 85% on certain foreign earnings repatriation. The Company may elect to apply this provision in Fiscal 2006. The Company does not expect to be able to complete its evaluation of the effects of the repatriation provisions until after the Treasury Department provides additional guidance on key elements of the provision. The Company expects to complete its evaluation within a reasonable period of time after final guidance is issued. The range of amounts that the Company is currently considering for repatriation under this provision is between zero and $750 million. The related potential range of income tax (based upon our expectation of how certain technical issues will be resolved in the final guidance) is between zero and $20 million.

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

     The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 27, 2005 and April 28, 2004.

                                                                 2005         2004
                                                              ----------   ----------
                                                              (Dollars in thousands)
Depreciation/amortization...................................  $ 470,758    $ 408,839
Benefit plans...............................................    141,888       42,313
Other.......................................................    106,409       82,251
                                                              ---------    ---------
Deferred tax liabilities....................................    719,055      533,403
                                                              ---------    ---------
Hedging losses--net.........................................         --      (32,768)
Operating loss carryforwards................................    (56,044)     (37,339)
Benefit plans...............................................   (105,467)    (127,198)
Investments.................................................    (27,434)          --
Tax credit carryforwards....................................    (36,243)          --
Other.......................................................    (90,834)    (106,471)
                                                              ---------    ---------
Deferred tax assets.........................................   (316,022)    (303,776)
                                                              ---------    ---------
Valuation allowance.........................................     70,248       19,599
                                                              ---------    ---------
Net deferred tax liabilities................................  $ 473,281    $ 249,226
                                                              =========    =========

     The Company also has foreign deferred tax assets and valuation allowances of $129.1 million each, related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

     The net change in the Fiscal 2005 valuation allowance shown above is an increase of $50.6 million. The increase was primarily due to increases in the valuation allowance related to additional deferred tax assets for loss carryforwards of $43.8 million. The net change in the Fiscal 2004 and 2003 valuation allowances was a decrease of $43.2 million and $37.6 million, respectively. These

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
decreases were primarily due to decreases in deferred tax assets for foreign tax credit and loss carryforwards.

     At the end of Fiscal 2005, foreign operating loss carryforwards totaled $162.0 million. Of that amount, $92.4 million expire between 2006 and 2023; the other $69.6 million do not expire. Deferred tax assets of $9.3 million have been recorded for state operating loss carryforwards. These losses expire between 2006 and 2025 and have been fully reserved. Foreign tax credit carryforwards total $35.4 million and expire in 2015.

     Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $3.1 billion at April 27, 2005.

     During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations and as a result incurred a foreign income tax liability. This tax liability was settled during the third quarter of Fiscal 2005 due to a cash payment of $124.9 million. Because the Company increased the tax basis in amortizable assets, cash flow is expected to be positive in each of the eight years following Fiscal 2006. Also during the third quarter of Fiscal 2004, the Company filed suit seeking a refund of federal income tax related to a transaction completed in Fiscal 1995. Receipt of the refund would have a positive effect on the Company's cash flow with no earnings impact as the offset would be a credit to additional paid-in capital.

7.  DEBT

     Short-term debt consisted of bank debt and other borrowings of $28.5 million and $11.4 million as of April 27, 2005 and April 28, 2004, respectively. The weighted average interest rate was 4.7% and 4.3% for Fiscal 2005 and Fiscal 2004, respectively.

     In August 2004, the Company and H.J. Heinz Finance Company amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports the Company's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. In addition, the Company had $1.1 billion of foreign lines of credit available at April 27, 2005.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Long-term debt was comprised of the following as of April 27, 2005 and April 28, 2004:

                                                                2005         2004
                                                             ----------   ----------
                                                             (Dollars in thousands)
5.00% Euro Notes due January 2005..........................  $       --   $  355,303
6.85% New Zealand Dollar Notes due February 2005...........          --       55,971
5.125% Euro Notes due April 2006...........................     540,208      493,539
6.00% U.S. Dollar Notes due March 2008.....................     299,420      299,221
6.226% Heinz Finance Preferred Stock due July 2008.........     325,000      325,000
6.625% U.S. Dollar Notes due July 2011.....................     749,353      749,248
6.00% U.S. Dollar Notes due March 2012.....................     696,462      695,944
U.S. Dollar Remarketable Securities due November 2020......     800,000      800,000
6.375% U.S. Dollar Debentures due July 2028................     243,625      243,350
6.25% British Pound Notes due February 2030................     236,230      219,700
6.75% U.S. Dollar Notes due March 2032.....................     547,502      547,409
Other U.S. Dollar due December 2005--November 2034
  (3.00--8.02%)............................................       9,963       10,193
Other Non-U.S. Dollar due June 2005--March 2022
  (3.71--11.00%)...........................................      32,933       42,793
                                                             ----------   ----------
                                                              4,480,696    4,837,671
SFAS 133 Hedge Accounting Adjustments (See Note 13)........     186,086      125,325
Less portion due within one year...........................    (544,798)    (425,016)
                                                             ----------   ----------
Total long-term debt.......................................  $4,121,984   $4,537,980
                                                             ==========   ==========
Weighted-average interest rate on long-term debt, including
  the impact of applicable interest rate swaps.............        4.06%        3.69%
                                                             ==========   ==========

     In the third quarter of Fiscal 2005, the Company paid off E300 million of bonds ($404.7 million) which matured on January 5, 2005. In the fourth quarter of Fiscal 2005, the Company paid off NZ$90 million of bonds ($61.3 million) which matured on February 15, 2005.

     The fair value of the debt obligations approximated the recorded value as of April 27, 2005 and April 28, 2004. Annual maturities of long-term debt during the next five fiscal years are $544.8 million in 2006, $2.3 million in 2007, $301.8 million in 2008, $327.4 million in 2009 and $2.2 million in 2010.

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

     As of April 27, 2005, the Company had $800 million of remarketable securities due December 2020. These securities are subject to an annual remarketing on each December 1, and the interest rate is reset on such dates. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On December 1, 2004, the securities were remarketed at a coupon of 6.189%.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

8.  SHAREHOLDERS' EQUITY

  CAPITAL STOCK:

     The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share.

     As of April 27, 2005, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

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

  GLOBAL STOCK PURCHASE PLAN ("GSPP"):

     On September 8, 1999, the shareholders authorized the GSPP that provides for the purchase by employees of up to 3,000,000 shares of the Company's stock through payroll deductions. Employees who choose to participate in the plan receive an option to acquire common stock at a discount. The purchase price per share is the lower of 85% of the fair market value of the Company's stock on the first or last day of a purchase period. During Fiscal 2005, employees purchased 353,156 shares under this plan.

  PENSION OBLIGATION:

     The Company made cash contributions to its pension plans totaling $40 million in Fiscal 2005 compared to $202 million in Fiscal 2004. In addition, the Company recorded an additional minimum liability of $71.6 million and $345.6 million as of April 27, 2005 and April 28, 2004, respectively.

9.  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                     2005       2004        2003
                                                   --------   --------   ----------
                                                        (Dollars in thousands)
Cash Paid During the Year For:
Interest.........................................  $209,888   $169,671   $  282,366
                                                   ========   ========   ==========
Income taxes.....................................  $381,443   $221,043   $  155,843
                                                   ========   ========   ==========
Details of Acquisitions:
Fair value of assets.............................  $187,108   $126,082   $   30,391
Liabilities*.....................................    48,179     13,235       11,489
                                                   --------   --------   ----------
Cash paid........................................   138,929    112,847       18,902
Less cash acquired...............................    12,380         --        5,348
                                                   --------   --------   ----------
Net cash paid for acquisitions...................  $126,549   $112,847   $   13,554
Non-cash activities:
  Net assets spun-off............................  $     --   $     --   $1,644,195
                                                   ========   ========   ==========

---------------

* Includes obligations to sellers of $5.5 million and $4.6 million in 2005 and 2004, respectively.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

10.  EMPLOYEES' STOCK INCENTIVE PLANS AND MANAGEMENT INCENTIVE PLANS

  STOCK OPTIONS:

     Under the Company's stock option plans, officers and other key employees may be granted options to purchase shares of the Company's common stock. Generally, the option price on outstanding options is equal to the fair market value of the stock at the date of grant. Options are generally exercisable beginning from one to four years after date of grant and have a maximum term of ten years. In Fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.

     Data regarding the Company's stock option plans follows:

                                                                       Weighted-Average
                                                            Shares      Exercise Price
                                                          ----------   ----------------
SHARES UNDER OPTION MAY 1, 2002.........................  31,309,096        $40.39
Options granted.........................................   3,711,410         35.43
Options exercised.......................................    (311,376)        33.03
Options surrendered.....................................    (402,306)        42.75
Spin off of SKF Foods...................................   3,594,203            --
                                                          ----------        ------
SHARES UNDER OPTION APRIL 30, 2003......................  37,901,027         36.02
Options granted.........................................   4,770,584         34.08
Options exercised.......................................  (4,774,004)        22.30
Options surrendered.....................................    (412,843)        35.57
                                                          ----------        ------
SHARES UNDER OPTION APRIL 28, 2004......................  37,484,764        $37.49
Options granted.........................................   1,587,038         37.04
Options exercised.......................................  (2,845,408)        27.77
Options surrendered.....................................    (762,477)        36.54
                                                          ----------        ------
SHARES UNDER OPTION APRIL 27, 2005......................  35,463,917        $38.27
                                                          ==========        ======
Options exercisable at:
  April 30, 2003........................................  21,234,857         34.87
  April 28, 2004........................................  21,294,299         37.29
  April 27, 2005........................................  24,161,285         38.56

     The following summarizes information about shares under option in the respective exercise price ranges at April 27, 2005:

                              Options Outstanding                  Options Exercisable
                    ----------------------------------------   ----------------------------
                                  Weighted-     Weighted-
                                   Average       Average
                                  Remaining     Remaining                      Weighted-
Range of Exercise     Number        Life      Exercise Price     Number         Average
 Price Per Share    Outstanding    (Years)      Per Share      Exercisable   Exercise Price
-----------------   -----------   ---------   --------------   -----------   --------------
  $26.20-$35.61     17,716,959      5.36          $32.52       10,590,822        $32.24
  $35.62-$39.98      7,302,022      6.55           38.44        5,666,527         38.83
  $39.99-$54.00     10,444,936      3.32           47.90        7,903,936         46.84
                    ----------      ----          ------       ----------        ------
                    35,463,917      5.00          $38.27       24,161,285        $38.56
                    ==========      ====          ======       ==========        ======

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The shares authorized but not granted under the Company's stock incentive plans were 16,526,868 at April 27, 2005 and 17,785,026 at April 28, 2004. Common
stock reserved for stock incentive plans totaled 53,478,569 at April 27, 2005 and 56,793,480 at April 28, 2004.

  ANNUAL INCENTIVE BONUS:

     The Company's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $26 million in Fiscal 2005, $26 million in Fiscal 2004 and $19 million in Fiscal 2003.

  OTHER LONG-TERM INCENTIVE PROGRAMS

     RESTRICTED STOCK UNITS:

     On September 12, 2002, the shareholders of the Company approved the "Fiscal Year 2003 Stock Incentive Plan", which permits the issuance of Restricted Stock Units ("RSUs") to employees with vesting periods between one and five years depending on the achievement of pre-defined goals. Upon vesting, the RSUs are converted into shares of the Company's common stock on a one-for-one basis and issued to the employees. The following table presents a summary of RSU activity:

                                                                 Units
                                                               ---------
Unit balance May 1, 2002....................................          --
Units granted...............................................     882,071
Units fully vested..........................................          --
Units surrendered...........................................      (7,731)
Spin off of SKF Foods.......................................     (91,909)
                                                               ---------
Unit balance April 30, 2003.................................     782,431
Units granted...............................................     928,066
Units fully vested..........................................    (172,462)
Units surrendered...........................................     (14,345)
                                                               ---------
Unit balance April 28, 2004.................................   1,523,690
Units granted...............................................     391,968
Units fully vested..........................................    (392,303)
Units surrendered...........................................     (35,571)
                                                               ---------
Unit balance April 27, 2005.................................   1,487,784
                                                               =========

     The number of RSUs awarded to employees is determined by the fair market value of the Company's stock on the grant date. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The RSU liability is classified as a component of additional paid in capital in the consolidated balance sheets. The Company recognized amortization related to the unearned compensation of $15.5 million in Fiscal 2005, $18.1 million in Fiscal 2004 and $5.8 million in Fiscal 2003.

     PERFORMANCE UNIT AWARDS PROGRAM:

     In Fiscal 2005, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company's financial measures of net income and sales growth over a

                      H. J. HEINZ COMPANY AND SUBSIDIARIES
two year period. Awards are payable at the end of the two year performance period based upon the Company achieving these targets. Once the minimum net income target is met, the amount of any award is dependent upon the level of sales growth of the Company for the performance period. Expense is recognized based upon management's estimate of the likelihood of meeting the performance targets based on current and future expectations of the Company's performance. In Fiscal 2005, there was no expense recognized under this plan.

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

     The following table sets forth the funded status of the Company's principal defined benefit plans at April 27, 2005 and April 28, 2004.

                                                                2005         2004
                                                             ----------   ----------
                                                             (Dollars in thousands)
Change in Benefit Obligation:
  Benefit obligation at the beginning of the year..........  $2,106,788   $1,922,554
  Service cost.............................................      46,102       42,250
  Interest cost............................................     122,981      114,822
  Participants' contributions..............................      11,082       10,355
  Amendments...............................................     (34,173)       1,052
  Actuarial loss...........................................      74,464       15,370
  Settlement...............................................      (7,151)      (9,887)
  Benefits paid............................................    (108,185)    (113,499)
  Exchange/other...........................................     130,793      123,771
                                                             ----------   ----------
     Benefit obligation at the end of the year.............   2,342,701    2,106,788
                                                             ----------   ----------
Change in Plan Assets:
  Fair value of plan assets at the beginning of the year...  $1,984,407   $1,511,880
  Actual return on plan assets.............................     173,108      282,740
  Settlement...............................................      (7,151)      (9,450)
  Employer contribution....................................      39,878      201,512
  Participants' contributions..............................      11,082       10,355
  Benefits paid............................................    (108,185)    (113,499)
  Exchange.................................................     120,004      100,869
                                                             ----------   ----------
     Fair value of plan assets at the end of the year......   2,213,143    1,984,407
                                                             ----------   ----------
Funded status..............................................    (129,558)    (122,381)
Unamortized prior service cost.............................      15,918       57,359
Unamortized net actuarial loss.............................     849,937      789,804
Unamortized net initial asset..............................         (23)        (845)
                                                             ----------   ----------
     Net amount recognized.................................  $  736,274   $  723,937
                                                             ==========   ==========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                                                                2005         2004
                                                             ----------   ----------
                                                             (Dollars in thousands)
Amount recognized in the consolidated balance sheet
  consists of:
  Prepaid benefit cost.....................................  $  758,822   $  282,913
  Other miscellaneous assets...............................          --       47,295
  Accrued benefit liability................................    (132,765)    (106,539)
  Accumulated other comprehensive (income)/loss............     110,217      500,268
                                                             ----------   ----------
     Net amount recognized.................................  $  736,274   $  723,937
                                                             ==========   ==========

     The accumulated benefit obligation for all defined benefit pension plans was $2,166.6 million at April 27, 2005 and $1,954.7 million at April 28, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $525.6 million, $461.7 million and $360.7 million, respectively, as of April 27, 2005 and $1,304.0 million, $1,197.2 million and $1,139.8 million, respectively, as of April 28, 2004. The change in minimum liability included in other comprehensive (income)/loss was a decrease of $390.1 million at April 27, 2005 and a decrease of $158.7 million at April 28, 2004. The prepaid benefit cost is included in other non-current assets in the consolidated balance sheets.

     The weighted-average rates used for the years ended April 27, 2005 and April 28, 2004 in determining the projected benefit obligations for defined benefit plans were as follows:

                                                              2005   2004
                                                              ----   ----
Discount rate...............................................  5.5%   5.8%
Compensation increase rate..................................  4.0%   3.9%

     Total pension cost of the Company's principal pension plans consisted of the following:

                                                     2005        2004        2003
                                                   ---------   ---------   ---------
                                                        (Dollars in thousands)
Components of defined benefit net periodic
  benefit cost:
  Service cost...................................  $  46,102   $  42,250   $  35,980
  Interest cost..................................    122,981     114,822     106,115
  Expected return on assets......................   (168,371)   (151,130)   (152,237)
  Amortization of:
     Net initial asset...........................       (862)       (798)     (1,325)
     Prior service cost..........................      9,251       8,697       8,815
     Net actuarial loss..........................     56,506      41,177      10,472
  Loss/(gain) due to curtailment, settlement and
     special termination benefits................         --      (2,348)     13,356
                                                   ---------   ---------   ---------
Net periodic benefit cost........................     65,607      52,670      21,176
Defined contribution plans.......................     25,118      22,493      24,786
                                                   ---------   ---------   ---------
Total pension cost...............................     90,725      75,163      45,962
Less pension cost associated with discontinued
  operations.....................................         --          --      (5,901)
                                                   ---------   ---------   ---------
Pension cost associated with continuing
  operations.....................................  $  90,725   $  75,163   $  40,061
                                                   =========   =========   =========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The weighted-average rates used for the years ended April 27, 2005, April 28, 2004 and April 30, 2003 in determining the defined benefit plans' net pension costs were as follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Expected rate of return.....................................  8.2%   8.2%   8.9%
Discount rate...............................................  5.8%   5.9%   6.6%
Compensation increase rate..................................  3.9%   4.0%   4.2%

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

  PLAN ASSETS:

     The Company's defined benefit pension plans' weighted average asset allocation at April 27, 2005 and April 28, 2004 and weighted average target allocation were as follows:

                                                             Plan Assets at
                                                             --------------      Target
Asset Category                                               2005     2004     Allocation
--------------                                               -----    -----    ----------
  Equity securities........................................    64%      63%        64%
  Debt securities..........................................    33%      33%        34%
  Real estate..............................................     1%       1%         1%
     Other.................................................     2%       3%         1%
                                                              ---      ---        ---
                                                              100%     100%       100%

     The underlying basis of the investment strategy of the Company's defined benefit plans is to ensure that pension funds are available to meet the plans' benefit obligations when they are due. The Company's investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans' benefit payment cash flow requirements. Company common stock held as part of the Equity Securities amounted to less than one percent of Plan assets at April 27, 2005 and April 28, 2004.

  CASH FLOWS:

     The Company contributed approximately $40 million to the defined benefit plans in Fiscal 2005. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $45 million, however actual contributions may be affected by pension asset and liability valuations during the year.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Benefit payments expected in future years are as follows (dollars in thousands):

2006........................................................   $121,000
2007........................................................   $122,000
2008........................................................   $125,000
2009........................................................   $130,000
2010........................................................   $133,000
Years 2011-2015.............................................   $766,175

12.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND OTHER POST EMPLOYMENT
     BENEFITS

     The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company's U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements and may modify plan provisions or terminate plans at its discretion. The Company uses an April 30 measurement date for its domestic plans and a March 31 measurement date for the Canadian plan.

     The following table sets forth the combined status of the Company's postretirement benefit plans at April 27, 2005 and April 28, 2004.

                                                                  2005         2004
                                                               ----------   ----------
                                                               (Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year.............   $ 279,349    $ 248,486
  Service cost..............................................       5,769        4,802
  Interest cost.............................................      16,057       15,277
  Participants' contributions...............................       1,202        1,552
  Actuarial loss............................................       6,485       28,913
  Benefits paid.............................................     (21,319)     (21,551)
  Exchange/other............................................       3,244        1,870
                                                               ---------    ---------
Benefit obligation at the end of the year...................     290,787      279,349
                                                               ---------    ---------
Funded status...............................................    (290,787)    (279,349)
Unamortized prior service cost..............................      (8,059)     (11,071)
Unamortized net actuarial loss..............................      84,003       82,997
                                                               ---------    ---------
Net accrued benefit liability...............................   $(214,843)   $(207,423)
                                                               =========    =========

     The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at April 27, 2005 and April 28, 2004 was 5.5% and 6.2%, respectively.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Net postretirement costs consisted of the following:

                                                         2005      2004      2003
                                                        -------   -------   -------
                                                          (Dollars in thousands)
Components of defined benefit net periodic benefit
  cost:
  Service cost........................................  $ 5,769   $ 4,802   $ 5,089
  Interest cost.......................................   16,057    15,277    15,559
  Amortization of:
     Prior service cost...............................   (3,026)   (2,292)   (1,241)
     Net actuarial loss...............................    5,634     3,801       732
  Loss due to curtailment and special termination
     benefits.........................................       --       749     3,054
                                                        -------   -------   -------
Net periodic benefit cost.............................   24,434    22,337    23,193
Less periodic benefit cost associated with
  discontinued operations.............................       --        --    (2,291)
                                                        -------   -------   -------
Periodic benefit cost associated with continuing
  operations..........................................  $24,434   $22,337   $20,902
                                                        =======   =======   =======

     The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 6.2% in 2005, 6.3% in 2004 and 7.2% in 2003.

     The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 10.4% for 2006, gradually decreases to 4.6% by 2011 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% Increase   1% Decrease
                                                              -----------   -----------
                                                               (Dollars in thousands)
Effect on total service and interest cost components........    $ 2,380      $ (2,089)
Effect on postretirement benefit obligation.................    $24,824      $(22,130)

  CASH FLOWS:

     The Company paid $21 million for benefits in the postretirement medical plans in Fiscal 2005. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $21 million.

     Benefit payments expected in future years are as follows (dollars in thousands):

2006........................................................   $ 21,000
2007........................................................   $ 22,000
2008........................................................   $ 22,000
2009........................................................   $ 23,000
2010........................................................   $ 23,000
Years 2011-2015.............................................   $120,000

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures.

  FOREIGN CURRENCY HEDGING:

     The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive (income)/loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

     The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.2 million (net of income taxes of $18.9 million), $13.4 million (net of income taxes of $7.8 million) and $41.9 million (net of income taxes of $23.5 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive (income)/loss within unrealized translation adjustment for the years ended April 27, 2005, April 28, 2004 and April 30, 2003, respectively.

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

  HEDGE INEFFECTIVENESS:

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the year ended April 27, 2005, was a net gain of $0.4 million for the year ended April 28, 2004 and was a net loss of $0.8 million for the year ended April 30, 2003. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

  DEFERRED HEDGING GAINS AND LOSSES:

     As of April 27, 2005, the Company is hedging forecasted transactions for periods not exceeding one year. During the next 12 months, the Company expects $4.3 million of net deferred loss reported in accumulated other comprehensive (income)/loss to be reclassified to earnings. Net deferred losses reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 27, 2005 and April 28, 2004, and totaled $0.6 million for the year ended April 30, 2003.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

  OTHER ACTIVITIES:

     The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

     At April 27, 2005, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $1.27 billion and $2.88 billion, respectively. At April 28, 2004, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $983 million and $3.68 billion, respectively. The fair value of derivative financial instruments was a net asset of $177 million and $123 million at April 27, 2005 and April 28, 2004, respectively.

  CONCENTRATION OF CREDIT RISK:

     Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2005, no single customer represented more than 10% of the Company's sales.

14.  NET INCOME PER COMMON SHARE

     The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

                                                              Fiscal Year Ended
                                               ------------------------------------------------
                                               April 27, 2005   April 28, 2004   April 30, 2003
                                                 (52 Weeks)       (52 Weeks)       (52 Weeks)
                                               --------------   --------------   --------------
                                                            (Amounts in thousands)
Income from continuing operations before
  cumulative effect of change in accounting
  principle..................................     $735,822         $778,933         $555,359
Preferred dividends..........................           15               16               19
                                                  --------         --------         --------
Income from continuing operations applicable
  to common stock before cumulative effect of
  change in accounting principle.............      735,807          778,917          555,340
Cumulative effect of change in accounting
  principle..................................           --               --          (77,812)
                                                  --------         --------         --------
Income from continuing operations applicable
  to common stock............................     $735,807         $778,917         $477,528
                                                  ========         ========         ========
Average common shares outstanding--basic.....      350,042          351,810          351,250
Effect of dilutive securities:
  Convertible preferred stock................          137              145              147
  Stock options and restricted stock.........        3,271            2,417            2,747
                                                  --------         --------         --------
Average common shares outstanding--diluted...      353,450          354,372          354,144
                                                  ========         ========         ========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     Stock options outstanding of 15.9 million, 16.6 million and 18.4 million as of April 27, 2005, April 28, 2004 and April 30, 2003, respectively, were not included in the above net income per diluted share calculations because to do so would have been antidilutive for the periods presented.

15.  SEGMENT INFORMATION

     The Company's segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company's management.

     Descriptions of the Company's segments are as follows:

     - NORTH AMERICAN CONSUMER PRODUCTS--This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America and includes our Canadian business.

     - U.S. FOODSERVICE--This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups, desserts and appetizers.

     - EUROPE--This segment includes the Company's operations in Europe and sells products in all of the Company's categories.

     - ASIA/PACIFIC--This segment includes the Company's operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore and Thailand. This segment's operations include products in all of the Company's categories.

     - OTHER OPERATING ENTITIES--This segment includes the Company's operations in Africa, India, Latin America, the Middle East and other areas that sell products in all of the Company's categories. During Fiscal 2003, the Company deconsolidated its Zimbabwe operations that have historically been reported in this segment.

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

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

     The following table presents information about the Company's reportable segments:

                                                       Fiscal Year Ended
                          ----------------------------------------------------------------------------
                           April 27,    April 28,    April 30,    April 27,    April 28,    April 30,
                             2005          2004         2003         2005         2004         2003
                          (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                          -----------   ----------   ----------   ----------   ----------   ----------
                                                     (Dollars in thousands)
                                   Net External Sales                      Intersegment Sales
                          -------------------------------------   ------------------------------------
North American Consumer
  Products..............  $ 2,256,862   $2,064,937   $2,114,020   $   51,742   $   55,379   $   55,763
U.S. Foodservice........    1,503,818    1,428,641    1,315,465       22,550       15,310       16,124
Europe..................    3,447,299    3,287,737    3,036,581       17,328       13,644       17,018
Asia/Pacific............    1,307,675    1,258,556    1,078,849        3,420        2,911        3,281
Other Operating
  Entities..............      396,643      374,667      691,921        1,571        2,188        2,174
Non-Operating (a).......           --           --           --      (96,611)     (89,432)     (94,360)
                          -----------   ----------   ----------   ----------   ----------   ----------
Consolidated Totals.....  $ 8,912,297   $8,414,538   $8,236,836   $       --   $       --   $       --
                          ===========   ==========   ==========   ==========   ==========   ==========

                                                                   Operating Income (Loss) Excluding (b)
                                 Operating Income (Loss)                       Special Items
                          -------------------------------------   ---------------------------------------
North American Consumer
  Products..............  $   530,444   $  474,129   $  391,656   $  530,444    $  479,453    $  452,543
U.S. Foodservice........      224,784      211,129      191,681      224,784       215,029       197,584
Europe..................      550,585      639,157      541,724      577,561       615,403       600,659
Asia/Pacific............      135,588      146,190      100,460      135,588       146,190       107,109
Other Operating
  Entities..............       34,739       29,934      111,190       34,739        30,934       111,190
Non-Operating (a).......     (121,298)    (121,282)    (162,895)    (121,298)     (115,424)     (107,878)
                          -----------   ----------   ----------   ----------    ----------    ----------
Consolidated Totals.....  $ 1,354,842   $1,379,257   $1,173,816   $1,381,818    $1,371,585    $1,361,207
                          ===========   ==========   ==========   ==========    ==========    ==========

                           Depreciation and Amortization Expenses          Capital Expenditures (c)
                          ----------------------------------------   ------------------------------------
Total North America.....  $    96,649    $   88,110    $   81,702    $   95,194   $  110,946   $   60,289
Europe..................      105,978        97,924        93,988        98,729       73,212       59,010
Asia/Pacific............       33,059        32,522        22,167        28,961       36,870       24,688
Other Operating
  Entities..............        7,664         7,403         8,035         8,997        9,202        5,635
Non-Operating (a).......        9,102         7,984         8,870         8,790        1,731        4,347
                          -----------    ----------    ----------    ----------   ----------   ----------
Consolidated Totals.....  $   252,452    $  233,943    $  214,762    $  240,671   $  231,961   $  153,969
                          ===========    ==========    ==========    ==========   ==========   ==========

                                   Identifiable Assets
                          -------------------------------------
Total North America.....  $ 3,606,034   $3,356,878   $3,468,639
Europe..................    4,437,891    3,788,378    3,331,420
Asia/Pacific............    1,364,882    1,242,953    1,088,462
Other Operating
  Entities..............      280,952      276,130      255,991
Non-Operating (d).......      887,959    1,212,850    1,080,239
                          -----------   ----------   ----------
Consolidated Totals.....  $10,577,718   $9,877,189   $9,224,751
                          ===========   ==========   ==========

(a) Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b) FISCAL YEAR ENDED APRIL 27, 2005: Excludes the $27.0 million non-cash asset impairment charge on the HAK vegetable product line in Northern Europe.

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

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

     The results for the year ended April 27, 2005 were impacted by a $34.1 million charge for trade promotion spending for the Italian infant nutrition business of which $21.1 million was recorded in the second quarter and $13.0 million in the fourth quarter. The charge relates to an under-accrual in fiscal years 2001, 2002 and 2003. The amount of the charge that corresponds to each of the fiscal years 2001, 2002 and 2003 is less than 2% of net income for each of those years.

     The Company's revenues are generated via the sale of products in the following categories:

                                                                       Fiscal Year Ended
                                                              ------------------------------------
                                                              April 27,    April 28,    April 30,
                                                                 2005         2004         2003
                                                              (52 Weeks)   (52 Weeks)   (52 Weeks)
                                                              ----------   ----------   ----------
                                                                          (Unaudited)
                                                                     (Dollars in thousands)
Ketchup, condiments and sauces..............................  $3,234,229   $3,047,662   $2,766,134
Frozen foods................................................   2,209,586    1,947,777    1,972,200
Convenience meals...........................................   2,005,468    1,874,272    1,696,977
Infant foods................................................     855,558      908,469      871,801
Other.......................................................     607,456      636,358      929,724
                                                              ----------   ----------   ----------
Total.......................................................  $8,912,297   $8,414,538   $8,236,836
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

                                                        Fiscal Year Ended
                           ---------------------------------------------------------------------------
                                    Net External Sales                     Long-Lived Assets
                           ------------------------------------   ------------------------------------
                           April 27,    April 28,    April 30,
                              2005         2004         2003      April 27,    April 28,    April 30,
                           (52 Weeks)   (52 Weeks)   (52 Weeks)      2005         2004         2003
                           ----------   ----------   ----------   ----------   ----------   ----------
                                                     (Dollars in thousands)
United States............  $3,379,961   $3,167,424   $3,114,105   $1,894,964   $1,857,041   $1,830,059
United Kingdom...........   1,874,424    1,703,748    1,574,258      751,496      707,763      660,752
Other....................   3,657,912    3,543,366    3,548,473    2,479,204    2,246,217    2,061,404
                           ----------   ----------   ----------   ----------   ----------   ----------
Total....................  $8,912,297   $8,414,538   $8,236,836   $5,125,664   $4,811,021   $4,552,215
                           ==========   ==========   ==========   ==========   ==========   ==========

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

16.  QUARTERLY RESULTS

                                                                     2005
                                        --------------------------------------------------------------
                                          First        Second       Third        Fourth       Total
                                        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                        ----------   ----------   ----------   ----------   ----------
                                                                 (Unaudited)
                                               (Dollars in thousands, except per share amounts)
Sales.................................  $2,003,026   $2,199,560   $2,261,219   $2,448,492   $8,912,297
Gross profit..........................     738,753      800,014      819,913      847,691    3,206,371
Income from continuing operations.....     194,836      197,279      138,520      205,187      735,822
Net income............................     194,836      198,965      152,411      206,487      752,699
Per Share Amounts:
Income from continuing
  operations--diluted.................  $     0.55   $     0.56   $     0.39   $     0.58   $     2.08
Income from continuing
  operations--basic...................        0.56         0.56         0.40         0.59         2.10
Cash dividends........................       0.285        0.285        0.285        0.285         1.14

                                                                     2004
                                        --------------------------------------------------------------
                                          First        Second       Third        Fourth       Total
                                        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                        ----------   ----------   ----------   ----------   ----------
                                                                 (Unaudited)
                                               (Dollars in thousands, except per share amounts)
Sales.................................  $1,895,524   $2,090,461   $2,097,181   $2,331,372   $8,414,538
Gross profit..........................     707,076      781,218      779,247      820,716    3,088,257
Income from continuing operations.....     186,825      191,487      202,237      198,384      778,933
Net income............................     214,025      191,487      202,237      196,524      804,273
Per Share Amounts:
Income from continuing
  operations--diluted.................  $     0.53   $     0.54   $     0.57   $     0.56   $     2.20
Income from continuing
  operations--basic...................        0.53         0.54         0.58         0.56         2.21
Cash dividends........................        0.27         0.27         0.27         0.27         1.08

     The third quarter of Fiscal 2005 includes a $64.5 million non-cash impairment charge for the Company's equity investment in The Hain Celestial Group, Inc. ("Hain") and a $9.3 million non-cash charge to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges. The fourth quarter of Fiscal 2005 includes a $27.0 million pre-tax ($18.0 million after-tax) non-cash asset impairment charge related to the anticipated sale of the HAK vegetable product line in Northern Europe in early Fiscal 2006.

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

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

  LEASE COMMITMENTS:

     Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $111.3 million in 2005, $113.0 million in 2004 and $95.2 million in 2003. Future lease payments for non-cancelable operating leases as of April 27, 2005 totaled $581.1 million (2006-$79.8 million, 2007-$206.3 million, 2008-$43.1 million, 2009-$34.4 million, 2010-$28.4 million and thereafter-$189.1 million).

     No significant credit guarantees existed between the Company and third parties as of April 27, 2005.

18.  ADVERTISING COSTS

     Advertising expenses (including production and communication costs) for fiscal 2005, 2004 and 2003 were $289.4 million, $307.9 million and $328.8 million, respectively. For fiscal years 2005, 2004 and 2003, $144.8 million, $147.0 million and $143.5 million, respectively, were recorded as a reduction of revenue and $144.6 million, $160.9 million and $185.3 million, respectively, were recorded as a component of SG&A.

19.  SUBSEQUENT EVENT

     On April 28, 2005, the Company completed the formation of a joint venture that resulted in Heinz becoming the majority owner of Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. Petrosoyuz's business includes brands such as Picador, Derevenskoe, Mechta Hoziayki and Moya Semya.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. See also "Report of Management on Internal Control over Financial Reporting".

     (b) Management's Report on Internal Control Over Financial Reporting

     Our management's report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of April 27, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     (c) Changes in Internal Controls over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors" and "Additional Information--Section 16 Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 23, 2005. The information regarding the audit committee financial expert is set forth under the captions "Report of the Audit Committee" and "Relationship with Registered Public Accounting Firm" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 23, 2005. The Company's Code of Conduct which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company's Audit, Management Development & Compensation, Corporate Governance, and Public Issues Committees, as well as periodic and current reports filed with the SEC are available on the Company's website, www.heinz.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 23, 2005. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 23, 2005. Such information is incorporated herein by reference.

     The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company's equity compensation plans at April 27, 2005 were as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                  (a)                     (b)                      (c)
                                        -----------------------   --------------------   ------------------------
                                                                                           Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                        Number of securities to     Weighted-average           under equity
                                        be issued upon exercise    exercise price of        compensation Plans
                                        of outstanding options,   outstanding options,    (excluding securities
                                          warrants and rights     warrants and rights    reflected in column (a))
                                        -----------------------   --------------------   ------------------------
Equity Compensation plans approved by
  stockholders........................        36,951,701                 $37.86                 16,526,868
Equity Compensation plans not approved
  by stockholders(1)(2)...............           174,222                    N/A(3)                     N/A(1)(4)
                                              ----------                 ------                 ----------
Total.................................        37,125,923                 $37.86                 16,526,868
                                              ==========                 ======                 ==========

(1) The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the "Restricted Stock Plan") is designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees are those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and it is the Company's intention to terminate the Restricted Stock Plan once all restrictions on previously issued shares are lifted. All awards of this type are now made under the Fiscal Year 2003 Stock Incentive Plan.

(2) The Executive Deferred Compensation Plan, as amended and restated on December 27, 2001 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated on January 1, 2004, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(3) The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

(4) The maximum number of shares of Common Stock that the Chief Executive Officer may grant under the Restricted Stock Plan has been established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares shall not exceed in any plan year 1% of all then outstanding shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption "Security Ownership of Certain Principal Shareholders" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 23, 2005. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES.

     Information relating to the principal auditor's fees and services is set forth under the caption "Relationship With Registered Public Accounting Firm" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 23, 2005. Such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    The following financial statements and reports are filed as part of this report under Item
          8--"Financial Statements and Supplementary Data":
                    Consolidated Balance Sheets as of April 27, 2005 and April 28, 2004
                    Consolidated Statements of Income for the fiscal years ended April 27, 2005,
                    April 28, 2004 and April 30, 2003
                    Consolidated Statements of Shareholders' Equity for the fiscal years ended April
                    27, 2005, April 28, 2004 and April 30, 2003
                    Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2005,
                    April 28, 2004 and April 30, 2003
                    Notes to Consolidated Financial Statements
                    Report of Independent Registered Public Accounting Firm of
                    PricewaterhouseCoopers LLP dated June 16, 2005, on the Company's consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003
   (2)    The following report and schedule is filed herewith as a part hereof:
                    Consent of Independent Registered Public Accounting Firm of
                    PricewaterhouseCoopers LLP dated June 16, 2005 filed as a part hereof Schedule
                    II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003
                    All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
   (3)    Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
          3(i)      The Company's Articles of Amendment dated July 13, 1994, amending and restating the Company's amended and restated Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual
                    Report on Form 10-K for the fiscal year ended April 27, 1994.
          3(ii)     The Company's By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q
                    for the three months ended July 31, 2002.
          4.        Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
                    (a)       The Indenture among the Company, H. J. Heinz Finance Company, and Bank
                              One, National Association dated as of July 6, 2001 relating to the H.
                              J. Heinz Finance Company's $750,000,000 6.625% Guaranteed Notes due
                              2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000
                              6.75% Guaranteed Notes due 2032 is incorporated herein by reference to
                              Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
                    (b)       The Certificate of Designations, Preferences and Rights of Voting
                              Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is
                              incorporated herein by reference to Exhibit 4 of the Company's
                              Quarterly Report on Form 10-Q for the three months ended August 1,
                              2001.

          10(a)     Management contracts and compensatory plans:
                              (i)       1986 Deferred Compensation Program for H. J. Heinz Company
                                        and affiliated companies, as amended and restated in its
                                        entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company's Annual
                                        Report on Form 10-K for the fiscal year ended May 1, 1995.
                              (ii)      H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                                        Statement dated August 3, 1990.
                              (iii)     H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                                        Statement dated August 5, 1994.
                              (iv)      H. J. Heinz Company Supplemental Executive Retirement Plan,
                                        as amended, is incorporated herein by reference to Exhibit
                                        10(c)(ix) to the Company's Annual Report on Form 10-K for
                                        the fiscal year ended April 28, 1993.
                              (v)       H. J. Heinz Company Executive Deferred Compensation Plan (as
                                        amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company's Annual
                                        Report on Form 10-K for the fiscal year ended May 1, 2002.
                              (vi)      H. J. Heinz Company Incentive Compensation Plan is
                                        incorporated herein by reference to Appendix B to the
                                        Company's Proxy Statement dated August 5, 1994.
                              (vii)     H. J. Heinz Company Stock Compensation Plan for Non-Employee
                                        Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
                              (viii)    H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                                        Statement dated August 2, 1996.
                              (ix)      H. J. Heinz Company Deferred Compensation Plan for Directors
                                        is incorporated herein by reference to Exhibit 10(a)(xiii)
                                        to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
                              (x)       H. J. Heinz Company Global Stock Purchase Plan is
                                        incorporated herein by reference to Appendix A to the
                                        Company's Proxy Statement dated August 3, 1999.
                              (xi)      Form of Severance Protection Agreement is incorporated
                                        herein by reference to Exhibit 10(a)(xiv) to the Company's
                                        Annual Report on Form 10-K for the fiscal year ended May 3,
                                        2000.
                              (xii)     H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy
                                        Statement dated August 4, 2000.
                              (xiii)    H. J. Heinz Company Executive Estate Life Insurance Program
                                        is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
                              (xiv)     H. J. Heinz Company Restricted Stock Recognition Plan for
                                        Salaried Employees is incorporated herein by reference to
                                        Exhibit 10(a)(xvi) to the Company's Annual Report on Form
                                        10-K for the fiscal year ended May 1, 2002.
                              (xv)      H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is
                                        incorporated by reference to the Company's Proxy Statement dated August 2, 2002.

                              (xvi)     H. J. Heinz Company Senior Executive Incentive Compensation
                                        Plan is incorporated by reference to the Company's Proxy
                                        Statement dated August 2, 2002.
                              (xvii)    Form of First Amendment to Severance Protection Agreement
                                        incorporated by reference to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended April 30, 2003.
                              (xviii)   Deferred Compensation Plan for Non-Employee Directors of H.
                                        J. Heinz Company (as amended and restated effective January
                                        1, 2004), is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the
                                        quarterly period ended January 28, 2004.
                              (xix)     Form of Stock Option Award and Agreement for U.S. Employees
                                        is incorporated herein by reference to Exhibit 10(a) to the
                                        Company's Quarterly Report on Form 10-Q for the quarterly
                                        period ended January 26, 2005.
                              (xx)      Form of Stock Option Award and Agreement for U.S. Employees
                                        Based in the U.K. on International Assignment is
                                        incorporated herein by reference to Exhibit 10(a) to the
                                        Company's Quarterly Report on Form 10-Q for the quarterly
                                        period ended January 26, 2005.
                              (xxi)     Form of Restricted Stock Unit Award and Agreement for U.S.
                                        Employees is incorporated herein by reference to Exhibit
                                        10(a) to the Company's Quarterly Report on Form 10-Q for the
                                        quarterly period ended January 26, 2005.
                              (xxii)    Form of Restricted Stock Unit Award and Agreement for
                                        Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
                                        10-Q for the quarterly period ended January 26, 2005.
                              (xxiii)   Form of Five-Year Restricted Stock Unit Retention Award and
                                        Agreement for U.S. Employees is incorporated herein by
                                        reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 26,
                                        2005.
                              (xxiv)    Form of Five-Year Restricted Stock Unit Retention Award and
                                        Agreement for Non-U.S. Based Employees is incorporated
                                        herein by reference to Exhibit 10(a) to the Company's
                                        Quarterly Report on Form 10-Q for the quarterly period ended
                                        January 26, 2005.
                              (xxv)     Form of Three-Year Restricted Stock Unit Retention Award and
                                        Agreement for U.S. Employees is incorporated herein by
                                        reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 26,
                                        2005.
                              (xxvi)    Form of Three-Year Restricted Stock Unit Retention Award and
                                        Agreement for Non-U.S. Based Employees is incorporated
                                        herein by reference to Exhibit 10(a) to the Company's
                                        Quarterly Report on Form 10-Q for the quarterly period ended
                                        January 26, 2005.
                              (xxvii)   Form of Performance Unit Award Agreement is incorporated
                                        herein by reference to Exhibit 10(a) to the Company's
                                        Quarterly Report on Form 10-Q for the quarterly period ended
                                        January 26, 2005.
                              (xxviii)  Director and Named Executive Officer Compensation
                              (xxix)    Jeffrey P. Berger Restricted Stock Unit Award and Agreement
                                        dated November 9, 2004.
                              (xxx)     Form of Fiscal Year 2006 Restricted Stock Unit Award and
                                        Agreement for U.S. Employees.
                              (xxxi)    Form of Fiscal Year 2006 Restricted Stock Unit Award and
                                        Agreement for non-U.S. Based Employees.

                              (xxxii)   Amendment Number One to the H.J. Heinz Company Fiscal Year
                                        2003 Incentive Plan.
                              (xxxiii)  Amendment Number One to the H.J. Heinz Company 2000 Stock
                                        Option Plan.
                              (xxxiv)   Amendment Number One to the H.J. Heinz Company 1996 Stock
                                        Option Plan.
                              (xxxv)    Form of Fiscal Year 2006 Severance Protection Agreement.
          12.       Computation of Ratios of Earnings to Fixed Charges.
          21.       Subsidiaries of the Registrant.
          23.       The following Exhibit is filed by incorporation by reference to Item 15(a)(2) of this Report:
                    (a)  Consent of PricewaterhouseCoopers LLP.
          24.       Powers-of-attorney of the Company's directors.
          31(a)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
          31(b)     Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
          32(a)     Certification by the Chief Executive Officer Relating to the Annual Report
                    Containing Financial Statements.
          32(b)     Certification by the Chief Financial Officer Relating to the Annual Report
                    Containing Financial Statements.

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company's stock, subject to payment in advance of the cost of reproducing the exhibits requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2005.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 16, 2005.

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

          /s/ EDWARD J. MCMENAMIN                  Senior Vice President-Finance and
............................................        Corporate Controller
            EDWARD J. MCMENAMIN                    (Principal Accounting Officer)

William R. Johnson                       Director
Charles E. Bunch                         Director
Mary C. Choksi                           Director
Leonard S. Coleman, Jr.                  Director               By /s/ ARTHUR B. WINKLEBLACK
Peter H. Coors                           Director         ........................................
Edith E. Holiday                         Director                  ARTHUR B. WINKLEBLACK
Candace Kendle                           Director                     Attorney-in-Fact
Dean R. O'Hare                           Director
Lynn C. Swann                            Director
Thomas J. Usher                          Director

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623,
333-13849, 333-87419, 333-49728, 333-100820 and 333-116534) of H. J. Heinz
Company and Subsidiaries of our report dated June 16, 2005 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 16, 2005

                                                                     SCHEDULE II

                      H. J. HEINZ COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      FISCAL YEARS ENDED APRIL 27, 2005, APRIL 28, 2004 AND APRIL 30, 2003
                             (THOUSANDS OF DOLLARS)

                                                                Additions
                                                          ---------------------
                                             Balance at   Charged to   Charged                     Balance at
                                             beginning    costs and    to other                      end of
Description                                  of period     expenses    accounts   Deductions         period
-----------                                  ----------   ----------   --------   ----------       ----------
Fiscal year ended April 27, 2005:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables..........................   $ 21,313     $  9,267     $2,390     $11,126          $ 21,844
                                              ========     ========     ======     =======          ========
Fiscal year ended April 28, 2004:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables..........................   $ 22,199     $ 12,457     $   --     $13,343(1)       $ 21,313
                                              ========     ========     ======     =======          ========
Fiscal year ended April 30, 2003:
  Reserves deducted in the balance sheet
    from the assets to which they apply:
      Receivables..........................   $ 15,654     $  7,301     $   --     $   756          $ 22,199
                                              ========     ========     ======     =======          ========

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

                    (a)       The Indenture among the Company, H. J. Heinz Finance Company, and Bank
                              One, National Association dated as of July 6, 2001 relating to the H.
                              J. Heinz Finance Company's $750,000,000 6.625% Guaranteed Notes due
                              2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000
                              6.75% Guaranteed Notes due 2032 is incorporated herein by reference to
                              Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

                    (b)       The Certificate of Designations, Preferences and Rights of Voting
                              Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is
                              incorporated herein by reference to Exhibit 4 of the Company's
                              Quarterly Report on Form 10-Q for the three months ended August 1,
                              2001.

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

                    (iii)     H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August
                              5, 1994.

                    (iv)      H. J. Heinz Company Supplemental Executive Retirement Plan, as
                              amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company's Annual Report on Form 10-K for the fiscal year ended
                              April 28, 1993.

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
                    (v)       H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to
                              Exhibit 10(a)(vii) of the Company's Annual Report on Form 10-K for the
                              fiscal year ended May 1, 2002.

                    (vi)      H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company's Proxy Statement dated
                              August 5, 1994.

                    (vii)     H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors
                              is incorporated herein by reference to Appendix A to the Company's
                              Proxy Statement dated August 3, 1995.

                    (viii)    H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August
                              2, 1996.

                    (ix)      H. J. Heinz Company Deferred Compensation Plan for Directors is
                              incorporated herein by reference to Exhibit 10(a)(xiii) to the
                              Company's Annual Report on Form 10-K for the fiscal year ended April
                              29, 1998.

                    (x)       H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated
                              August 3, 1999.

                    (xi)      Form of Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 3, 2000.

                    (xii)     H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August
                              4, 2000.

                    (xiii)    H. J. Heinz Company Executive Estate Life Insurance Program is
                              incorporated herein by reference to Exhibit 10(a)(xv) to the Company's
                              Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

                    (xiv)     H. J. Heinz Company Restricted Stock Recognition Plan for Salaried
                              Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company's Annual Report on Form 10-K for the fiscal year ended May
                              1, 2002.

                    (xv)      H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is
                              incorporated by reference to the Company's Proxy Statement dated
                              August 2, 2002.

                    (xvi)     H. J. Heinz Company Senior Executive Incentive Compensation Plan is
                              incorporated by reference to the Company's Proxy Statement dated
                              August 2, 2002.

                    (xvii)    Form of First Amendment to Severance Protection Agreement incorpo-
                              rated by reference to the Company's Annual Report on Form 10-K for the
                              fiscal year ended April 30, 2003.

                    (xviii)   Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz
                              Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company's
                              Quarterly Report on Form 10-Q for the quarterly period ended January
                              28, 2004.

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
                    (xix)     Form of Stock Option Award and Agreement for U.S. Employees is
                              incorporated herein by reference to Exhibit 10(a) to the Company's
                              Quarterly Report on Form 10-Q for the quarterly period ended January
                              26, 2005.

                    (xx)      Form of Stock Option Award and Agreement for U.S. Employees Based in
                              the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
                              10-Q for the quarterly period ended January 26, 2005.

                    (xxi)     Form of Restricted Stock Unit Award and Agreement for U.S. Employees
                              is incorporated herein by reference to Exhibit 10(a) to the Company's
                              Quarterly Report on Form 10-Q for the quarterly period ended January
                              26, 2005.

                    (xxii)    Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based
                              Employees is incorporated herein by reference to Exhibit 10(a) to the
                              Company's Quarterly Report on Form 10-Q for the quarterly period ended
                              January 26, 2005.

                    (xxiii)   Form of Five-Year Restricted Stock Unit Retention Award and Agreement
                              for U.S. Employees is incorporated herein by reference to Exhibit
                              10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

                    (xxiv)    Form of Five-Year Restricted Stock Unit Retention Award and Agreement
                              for Non-U.S. Based Employees is incorporated herein by reference to
                              Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                              quarterly period ended January 26, 2005.

                    (xxv)     Form of Three-Year Restricted Stock Unit Retention Award and Agree-
                              ment for U.S. Employees is incorporated herein by reference to Ex-
                              hibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                              quarterly period ended January 26, 2005.

                    (xxvi)    Form of Three-Year Restricted Stock Unit Retention Award and Agree-
                              ment for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for
                              the quarterly period ended January 26, 2005.

                    (xxvii)   Form of Performance Unit Award Agreement is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
                              10-Q for the quarterly period ended January 26, 2005.

                    (xxviii)  Director and Named Executive Officer Compensation

                    (xxix)    Jeffrey P. Berger Restricted Stock Unit Award and Agreement dated
                              November 9, 2004.

                    (xxx)     Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for
                              U.S. Employees.

                    (xxxi)    Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for
                              non-U.S. Based Employees.

                    (xxxii)   Amendment Number One to the H.J. Heinz Company Fiscal Year 2003
                              Incentive Plan.

                    (xxxiii)  Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan.

                                            DESCRIPTION OF EXHIBIT
          ------------------------------------------------------------------------------------------
                    (xxxiv)   Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan.

                    (xxxv)    Form of Fiscal Year 2006 Severance Protection Agreement.

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