Form 10-Q
period 2005-07-27
HEINZ H J CO
filed 2005-08-22
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 1-3385
H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Grant Street, Pittsburgh, Pennsylvania	15219
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 456-5700
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  X    No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X    No
      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes     No   X
      The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 31, 2005 was 340,854,053 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(Unaudited)
	(In Thousands, Except
	per Share Amounts)
Sales	$2,110,153	$2,003,026
Cost of products sold	1,356,402	1,264,273

Gross profit	753,751	738,753
Selling, general and administrative expenses	472,549	399,099

Operating income	281,202	339,654
Interest income	8,189	6,661
Interest expense	66,472	53,346
Other expense, net	4,540	6,383

Income before income taxes	218,379	286,586
Provision for income taxes	61,105	91,750

Net income	$157,274	$194,836

Net income per share—diluted	$0.45	$0.55

Average common shares outstanding—diluted	348,885	354,977

Net income per share—basic	$0.45	$0.56

Average common shares outstanding—basic	345,735	351,366

Cash dividends per share	$0.30	$0.285

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2005	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents	$1,206,833	$1,083,749
Receivables, net	1,014,505	1,092,394
Inventories	1,198,860	1,256,776
Prepaid expenses	225,436	174,818
Other current assets	26,428	37,839

Total current assets	3,672,062	3,645,576

Property, plant and equipment	3,938,227	4,022,719
Less accumulated depreciation	1,830,487	1,858,781

Total property, plant and equipment, net	2,107,740	2,163,938

Goodwill	2,088,963	2,138,499
Trademarks, net	643,292	651,552
Other intangibles, net	172,046	171,675
Other non-current assets	1,695,214	1,806,478

Total other non-current assets	4,599,515	4,768,204

Total assets	$10,379,317	$10,577,718

* Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2005	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$45,057	$28,471
Portion of long-term debt due within one year	507,594	544,798
Accounts payable	946,882	1,181,652
Salaries and wages	65,760	76,020
Accrued marketing	236,123	260,550
Other accrued liabilities	349,787	365,022
Income taxes	134,201	130,555

Total current liabilities	2,285,404	2,587,068

Long-term debt	4,657,619	4,121,984
Deferred income taxes	471,118	508,639
Non-pension post-retirement benefits	199,065	196,686
Other liabilities and minority interest	570,043	560,768

Total long-term liabilities	5,897,845	5,388,077
Shareholders’ Equity:
Capital stock	107,857	107,857
Additional capital	451,831	430,073
Retained earnings	5,263,814	5,210,748

	5,823,502	5,748,678
Less:
Treasury stock at cost (89,673,810 shares at July 27, 2005 and 83,419,356 shares at April 27, 2005)	3,379,054	3,140,586
Unearned compensation	38,197	31,141
Accumulated other comprehensive loss/(income)	210,183	(25,622)

Total shareholders’ equity	2,196,068	2,602,573

Total liabilities and shareholders’ equity	$10,379,317	$10,577,718

*	Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Cash Flows from Operating Activities:
Net income	$157,274	$194,836
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,475	53,654
Amortization	5,768	5,429
Deferred tax (benefit)/provision	(11,307)	34,657
Other items, net	13,358	27,483
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	87,993	129,979
Inventories	19,906	(6,936)
Prepaid expenses and other current assets	(56,112)	(50,799)
Accounts payable	(73,239)	(169,936)
Accrued liabilities	(21,977)	(63,119)
Income taxes	(11,223)	30,932

Cash provided by operating activities	165,916	186,180

Cash Flows from Investing Activities:
Capital expenditures	(47,162)	(38,440)
Acquisitions, net of cash acquired	(62,458)	(8,393)
Proceeds from divestitures	993	19,179
Purchases of short-term investments	—	(253,850)
Sales of short-term investments	—	46,950
Other items, net	(3,643)	(6,814)

Cash used for investing activities	(112,270)	(241,368)

Cash Flows from Financing Activities:
Payments on long-term debt	—	(6,170)
Proceeds from commercial paper and short-term debt, net	456,329	1,650
Dividends	(104,208)	(99,970)
Purchases of treasury stock	(258,539)	(101,913)
Exercise of stock options	26,672	34,688
Other items, net	11,908	11,323

Cash provided by/(used for) financing activities	132,162	(160,392)

Effect of exchange rate changes on cash and cash equivalents	(62,724)	2,278
Net increase/(decrease) in cash and cash equivalents	123,084	(213,302)
Cash and cash equivalents at beginning of year	1,083,749	1,140,039

Cash and cash equivalents at end of period	$1,206,833	$926,737

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2006 presentation.

The $40.0 million and $246.9 million of auction rate securities that the Company held as of April 28, 2004 and July 28, 2004, respectively, were reclassified from cash and cash equivalents to short-term investments. As such, a corresponding adjustment was made to the consolidated statement of cash flow for the first quarter ended July 28, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company no longer owns auction rate securities as of April 27, 2005.

These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 27, 2005.

(2)	Special Items

During the first quarter of Fiscal 2006, the Company recorded pretax reorganization charges of $25.0 million ($16.9 million after tax) for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses. Additionally, $8.9 million of pretax costs ($7.6 million after tax) were incurred in the first quarter, primarily as a result of the previously announced strategic review related to the potential divestiture of several non-core businesses. The strategic review costs are primarily associated with portfolio reviews of the Company’s non-core European seafood and frozen foods businesses and the Tegel poultry business in New Zealand. The total impact of these initiatives was $33.8 million pre-tax ($24.5 million after-tax), of which $2.1 million was recorded as costs of products sold and $31.8 million in selling, general and administrative expense (“SG&A”). The amount included in accrued expenses related to these initiatives totaled $22.3 million at July 27, 2005, most of which is expected to be paid in the second quarter of Fiscal 2006.

(3)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	July 27, 2005	April 27, 2005

	(Thousands of Dollars)
Finished goods and work-in-process	$930,583	$974,974
Packaging material and ingredients	268,277	281,802

	$1,198,860	$1,256,776

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended July 27, 2005, by segment, are as follows:

	North
	American				Other
	Consumer	U.S.		Asia/	Operating
	Products	Foodservice	Europe	Pacific	Entities	Total

	(Thousands of Dollars)
Balance at April 27, 2005	$917,706	$230,367	$763,758	$207,925	$18,743	$2,138,499
Acquisitions	—	—	9,976	—	—	9,976
Purchase accounting adjustments	—	3,918	—	(326)	(124)	3,468
Translation adjustments	733	—	(55,079)	(7,952)	(682)	(62,980)

Balance at July 27, 2005	$918,439	$234,285	$718,655	$199,647	$17,937	$2,088,963

During the first quarter of Fiscal 2006, the Company acquired a controlling interest in Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. The purchase price for this acquisition has been allocated based upon preliminary valuation results. Also during the first quarter, the Company adjusted the purchase price allocation related to the Fiscal 2005 acquisition of Appetizers And, Inc. The Company expects to finalize the purchase price allocations related to these acquisitions during Fiscal 2006 upon completion of third-party valuation procedures. During the first quarter of Fiscal 2006, the Company finalized the purchase price allocation for the acquisition of certain assets from ABAL, S.A. de C.V., within the Other Operating Entities segment.

Trademarks and other intangible assets at July 27, 2005 and April 27, 2005, subject to amortization expense, are as follows:

	July 27, 2005			April 27, 2005

		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

	(Thousands of Dollars)
Trademarks	$217,268	$(62,535)	$154,733	$221,019	$(61,616)	$159,403
Licenses	208,186	(125,340)	82,846	208,186	(123,911)	84,275
Other	158,723	(69,523)	89,200	155,481	(68,081)	87,400

	$584,177	$(257,398)	$326,779	$584,686	$(253,608)	$331,078

Amortization expense for trademarks and other intangible assets subject to amortization was $5.3 million and $3.3 million for the quarters ended July 27, 2005 and July 28, 2004, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of July 27, 2005, annual amortization expense for each of the next five fiscal years is estimated to be approximately $21 million.

Intangible assets not subject to amortization at July 27, 2005 and April 27, 2005, were $488.6 million and $492.2 million, respectively, and consisted solely of trademarks.

(5)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16 million recognized in the first quarter as a result of tax planning initiatives, partially offset by the elimination of certain tax benefits as well as no tax benefit on some of the special items discussed in Note 2.

The American Jobs Creation Act (the “AJCA”) provides a deduction of 85% on certain foreign earnings repatriation. The Company may elect to apply this provision in Fiscal 2006. On August 19, 2005 the Treasury Department provided additional guidance on key elements of the provision. The Company expects to complete its evaluation of this guidance within the second quarter of Fiscal 2006. The range of amounts that the Company is currently considering for repatriation under this provision is between zero and $600 million. The related potential range of income tax is estimated to be between zero and $15.5 million.

The AJCA provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with the 2006 fiscal year. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109. The expected benefit of this deduction did not have a material impact on the Company’s estimated effective tax rate for Fiscal 2006.

(6)	Stock-Based Compensation Plans

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the Company’s stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and income per common share would have been as follows:

	First Quarter Ended

	July 27, 2005	July 28, 2004

	(In Thousands, Except per
	Share Amounts)
Net Income:
As reported	$157,274	$194,836
Fair value-based expense, net of tax	4,042	6,140

Pro forma	$153,232	$188,696

Income per common share:
Diluted
As reported	$0.45	$0.55
Pro forma	$0.44	$0.53
Basic
As reported	$0.45	$0.56
Pro forma	$0.44	$0.54

The weighted-average fair value of options granted was $6.76 and $6.58 per share in the first quarters ended July 27, 2005 and July 28, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	First Quarter
	Ended

	July 27,	July 28,
	2005	2004

Dividend yield	3.2%	3.0%
Volatility	22.3%	15.8%
Risk-free interest rate	4.0%	4.4%
Expected term (years)	5.1	7.9

During the first quarter of Fiscal 2006, the Company granted 378,888 Restricted Stock Units (“RSUs”) to employees. The number of RSUs awarded to employees is determined by the fair market value of the Company’s stock on the grant date. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The RSU liability is classified as a component of additional paid in capital in the consolidated balance sheets. The Company recognized amortization related to the unearned compensation of $6.1 million and $5.1 million for the first quarter ended July 27, 2005 and July 28, 2004, respectively.

(7)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended

	July 27, 2005	July 28, 2004	July 27, 2005	July 28, 2004

	Pension Benefits		Post Retirement Benefits

	(Thousands of Dollars)
Service cost	$10,539	$11,198	$1,536	$1,372
Interest cost	30,287	30,004	3,792	4,054
Expected return on plan assets	(41,990)	(41,150)	—	—
Amortization of net initial asset	(5)	(211)	—	—
Amortization of prior service cost	807	2,287	(707)	(756)
Amortization of unrecognized loss	14,787	13,750	1,825	1,866

Net periodic benefit cost	$14,425	$15,878	$6,446	$6,536

As of July 27, 2005, the Company has contributed $11 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $45 million in Fiscal 2006.

Prepaid benefit cost of $709.8 million and $758.8 million is included as a component of other non-current assets in the condensed consolidated balance sheets at July 27, 2005 and April 27, 2005, respectively.

(8)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption of the Statement is permissible. The Company plans on adopting this Statement in Fiscal 2007.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

(9)	Segments

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.

Descriptions of the Company’s reportable segments are as follows:

North American Consumer Products—This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America and includes our Canadian business.

U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, and frozen soups, desserts and appetizers.

Europe—This segment includes the Company’s operations in Europe and sells products in all of the Company’s categories.

Asia/ Pacific—This segment includes the Company’s operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore, and Thailand. This segment’s operations include products in all of the Company’s categories.

Other Operating Entities—This segment includes the Company’s operations in Africa, India, Latin America, the Middle East, and other areas that sell products in all of the Company’s categories.

Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain and there are government restrictions on the repatriation of earnings. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

The Company’s management evaluates performance based on several factors including net sales, operating income excluding special items, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(Thousands of Dollars)
Net external sales:
North American Consumer Products	$544,960	$488,832
U.S. Foodservice	353,211	343,868
Europe	788,164	788,725
Asia/ Pacific	323,530	294,272
Other Operating Entities	100,288	87,329

Consolidated Totals	$2,110,153	$2,003,026

Intersegment revenues:
North American Consumer Products	$12,303	$12,726
U.S. Foodservice	4,898	4,242
Europe	3,235	4,672
Asia/ Pacific	774	597
Other Operating Entities	263	390
Non-Operating(a)	(21,473)	(22,627)

Consolidated Totals	$—	$—

Operating income (loss):
North American Consumer Products	$123,931	$111,092
U.S. Foodservice	50,462	54,340
Europe	116,290	154,091
Asia/ Pacific	20,353	32,263
Other Operating Entities	6,367	14,326
Non-Operating(a)	(36,201)	(26,458)

Consolidated Totals	$281,202	$339,654

Operating income (loss) excluding special items(b):
North American Consumer Products	$125,767	$111,092
U.S. Foodservice	51,810	54,340
Europe	129,731	154,091
Asia/ Pacific	27,271	32,263
Other Operating Entities	8,332	14,326
Non-Operating(a)	(27,875)	(26,458)

Consolidated Totals	$315,036	$339,654

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	First Quarter ended July 27, 2005—Excludes costs associated with targeted workforce reductions and costs incurred in connection with strategic reviews for several non-core businesses as follows: North American Consumer Products, $1.8 million; U.S. Foodservice, $1.3 million; Europe, $13.4 million; Asia/Pacific, $6.9 million; Other Operating, $2.0 million; and Non-Operating $8.4 million.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(Thousands of Dollars)
Ketchup, Condiments and Sauces	$802,929	$762,600
Frozen Foods	503,882	461,540
Convenience Meals	454,276	450,869
Infant Foods	194,378	178,951
Other	154,688	149,066

Total	$2,110,153	$2,003,026

(10)	Net Income Per Common Share
The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(In Thousands)
Net income	$157,274	$194,836
Preferred dividends	4	4

Net income applicable to common stock	$157,270	$194,832

Average common shares outstanding—basic	345,735	351,366
Effect of dilutive securities:
Convertible preferred stock	125	140
Stock options and restricted stock	3,025	3,471

Average common shares outstanding—diluted	348,885	354,977

Stock options outstanding in the amounts of 18.6 million and 16.1 million were not included in the computation of diluted earnings per share for the first quarter ended July 27, 2005 and July 28, 2004, respectively, because inclusion of these options would be antidilutive.

(11)	Comprehensive Income

	First Quarter Ended

	July 27, 2005	July 28, 2004
	FY 2006	FY 2005

	(Thousands of Dollars)
Net income	$157,274	$194,836
Other comprehensive income:
Foreign currency translation adjustments	(242,120)	43,318
Minimum pension liability adjustment	385	(5,707)
Net deferred gains/(losses) on derivatives from periodic revaluations	6,076	(2,201)
Net deferred (gains)/losses on derivatives reclassified to earnings	(146)	1,645

Comprehensive (loss)/income	$(78,531)	$231,891

(12)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the first quarter ended July 27, 2005. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

As of July 27, 2005, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $1.1 million of net deferred gains reported in accumulated other comprehensive loss/(income) to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the first quarter ended July 27, 2005 and July 28, 2004. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarter ended July 27, 2005 and July 28, 2004.

(13)	Subsequent Events

On August 16, 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited, collectively referred to as “HPF”, from Groupe Danone S.A. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. The purchase price for this acquisition totaled approximately $850 million. In addition, on July 29, 2005, the Company acquired Nancy’s Specialty Foods, Inc., a producer of premium appetizers, quiche entrees and desserts in the United States and Canada.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Items
      During the first quarter of Fiscal 2006, the Company recorded pretax reorganization charges of $25.0 million ($16.9 million after tax) for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses. As a result of this program, approximately 200 positions are being eliminated, primarily in the General & Administrative (“G&A”) area. Additionally, $8.9 million of pretax costs ($7.6 million after tax) were incurred in the first quarter, primarily as a result of the previously announced strategic review related to the potential divestiture of several non-core businesses. The strategic review costs are primarily associated with portfolio reviews of the Company’s non-core European seafood and frozen foods businesses and the Tegel poultry business in New Zealand. The total impact of these initiatives was $33.8 million pre-tax ($24.5 million after-tax), of which $2.1 million was recorded as costs of products sold and $31.8 million in selling, general and administrative expense (“SG&A”).
THREE MONTHS ENDED JULY 27, 2005 AND JULY 28, 2004
Results of Operations
      Sales for the three months ended July 27, 2005 increased $107.1 million, or 5.3%, to $2.11 billion. Sales were favorably impacted by a volume increase of 2.3% driven primarily by the North American Consumer Products segment, as well as our Australian and Italian infant nutrition businesses. These volume increases were partially offset by declines in the European frozen food, convenience meals and seafood product lines. Pricing increased sales slightly by 0.2%. Acquisitions, net of divestitures, increased sales by 1.4%, and consisted primarily of the acquisition of Appetizers And, Inc. (“AAI”), a manufacturer and marketer of high-quality, frozen hors d’oeuvres sold primarily in the U.S. foodservice industry, and the acquisition of Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. Foreign exchange translation rates increased sales by 1.5%.
      Gross profit increased $15.0 million, or 2.0%, to $753.8 million; however, the gross profit margin decreased to 35.7% from 36.9%. The decrease in the gross profit margin is mainly due to the Europe segment. The 2.0% increase in gross profit is primarily a result of higher volume and favorable exchange translation rates.
      SG&A increased $73.5 million, or 18.4%, to $472.5 million and increased as a percentage of sales to 22.4% from 19.9%. The increase as a percentage of sales is primarily due to the $31.8 million of special items discussed above and increased G&A related primarily to increased employee-related costs.
      Operating income decreased $58.5 million, or 17.2%, to $281.2 million, which was unfavorably impacted by the $33.8 million of special items discussed above, the lower gross profit margin and increased G&A expense.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $46.8 million, or 8.5%, to $600.6 million on a sales increase of 5.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $45.1 million, or 9.1%, to $538.0 million. This increase is largely a result of increased trade promotion spending across the European businesses, Heinz ketchup and Classico pasta sauces in U.S. businesses, and foreign exchange translation rates. Marketing support recorded as a component of SG&A increased $1.7 million, or 2.9%, to $62.7 million.
      Net interest expense increased $11.6 million, to $58.3 million largely due to higher average net debt and higher average interest rates in Fiscal 2006. Other expenses, net, decreased $1.8 million to $4.5 million. The effective tax rate for the current quarter was 28.0% compared to 32.0% last year. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16 million recognized in the first quarter as a result of tax planning initiatives, partially offset by the elimination of certain tax benefits as well as no tax benefit on some of the special items discussed above. For full year Fiscal 2006, the Company anticipates its effective income tax rate to be approximately 31% to 33%, excluding special items.
      Net income for the first quarter of Fiscal 2006 was $157.3 million compared to $194.8 million in the year earlier quarter, a decrease of 19.3%, primarily due to the $24.5 million of special items discussed above, the decline in operating income, and increased net interest expense, partially offset by a lower effective tax rate. Diluted earnings per share was $0.45 in the current year compared to $0.55 in the prior year, down 18.2%.
OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $56.1 million, or 11.5%, to $545.0 million. Volume increased significantly, up 11.3%, as a result of strong growth in Heinz ketchup and TGI Friday’s and Poppers brands of frozen snacks driven by successful marketing initiatives. In addition, Classico pasta sauces, Smart Ones frozen entrees and the launch of the new larger size Picnic Pak aided the volume increase. Frozen potatoes continued to perform well, as a result of last calendar year’s successful launch of Ore-Ida Extra Crispy Fries and microwavable Easy Fries as well as new distribution related to a co-packing agreement. Pricing decreased 1.0% largely due to increased trade promotion expense, primarily related to Heinz ketchup and Classico pasta sauces, and decreased price on the new larger size Picnic Pak. These price decreases were partially offset by reduced trade spending on Ore-Ida frozen potatoes. Divestitures reduced sales 0.4% and exchange translation rates increased sales 1.7%.
      Gross profit increased $21.7 million, or 10.7%, to $224.4 million. The 10.7% increase in gross profit was driven primarily by the increased volume. Operating income increased $12.8 million, or 11.6%, to $123.9 million, due to the increase in gross profit partially offset by increased G&A and marketing expenses.
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $9.3 million, or 2.7%, to $353.2 million. The acquisition of AAI in the fourth quarter of Fiscal 2005 increased sales 3.6%. Higher pricing increased sales by 0.5%, as price increases were initiated primarily on frozen soup and tomato products. Volume decreased sales 1.3%, largely due to single serve condiments, resulting from unfavorable product mix, and ketchup, chiefly due to the timing of promotions, partially offset by volume increases in frozen soup.
      Gross profit increased $6.0 million, or 5.9%, to $107.7 million, and the gross profit margin increased to 30.5% from 29.6% primarily due to favorable pricing and the AAI acquisition. Operating income decreased $3.9 million, or 7.1%, to $50.5 million, as the increase in gross profit was offset by increased selling and distribution expenses, largely due to higher fuel and distribution costs, increased personnel costs and the AAI acquisition.
Europe
      Heinz Europe’s sales decreased $0.6 million, or 0.1%, to $788.2 million. Volume decreased 3.0%, principally due to frozen foods and convenience meals in the U.K. and the European seafood business. The frozen food decline is mainly a result of promotional timing, category softness and the loss of a contract related to chilled sandwiches, and the decrease in convenience meals is primarily from price increases. These volume declines were partially offset by increases in the Italian infant nutrition business and Heinz top-down ketchup. Higher pricing increased sales 1.0%, driven primarily by price increases initiated on Heinz beans. The acquisition of Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces, in the first quarter of Fiscal 2006 increased sales 2.5%. Divestitures reduced sales 1.1%, and favorable exchange translation rates increased sales by 0.5%.
      Gross profit decreased $14.5 million, or 4.8%, to $288.5 million, and the gross profit margin decreased to 36.6% from 38.4%. The decrease in gross profit margin is primarily due to the U.K., Northern Europe, and the European seafood businesses, resulting from unfavorable sales mix and higher manufacturing costs. Operating income decreased $37.8 million, or 24.5%, to $116.3 million, due to the decline in gross profit, $13.4 million of reorganization costs related to targeted workforce reductions and strategic review costs for our non-core seafood and frozen businesses in Europe, and increased G&A, primarily due to employee-related and SAP system implementation costs.
Asia/Pacific
      Sales in Asia/Pacific increased $29.3 million, or 9.9%, to $323.5 million. Volume increased sales 4.7%, reflecting strong volume in Australia and Indonesia, largely due to new product introductions and increased marketing. These increases were partially offset by continued declines in the Tegel poultry business in New Zealand. Favorable exchange translation rates increased sales by 6.4%. Lower pricing reduced sales 2.0%, primarily due to continuing market price pressures on the Tegel poultry business in New Zealand as well as increased promotional spending in our Australian business. Acquisitions, net of divestitures, increased sales 0.7%, largely due to the acquisition of Shanghai LongFong Foods, a maker of popular frozen Chinese snacks and desserts.
      Gross profit increased $3.0 million, or 3.1%, to $98.5 million. The gross profit margin decreased to 30.4% from 32.5%. The gross profit margin decline was primarily a result of lower pricing, commodity cost increases and unfavorable sales mix in China, and lost distribution and competitive pressures in the Tegel poultry business. The 3.1% increase in gross profit benefited from volume improvements and the favorable impact of exchange translation rates in Australia and New Zealand. Operating income decreased $11.9 million, or 36.9%, to $20.4 million, primarily due to the decline in gross profit margin and $6.9 million of reorganization costs related to targeted workforce reductions and strategic review costs for our non-core Tegel poultry business.
Other Operating Entities
      Sales for Other Operating Entities increased $13.0 million, or 14.8%, to $100.3 million. Volume increased 5.9% due primarily to ketchup and baby food in Latin America and sales in India. Higher pricing increased sales by 6.6%, largely due to price increases taken in Latin America and reduced trade spending in India. Sales were also favorably impacted by 4.2% from the acquisition in the fourth quarter Fiscal 2005 of a sauce and condiments business in Mexico. Divestitures reduced sales by 0.4% and foreign exchange translation rates reduced sales by 1.4%.
      Gross profit increased $3.4 million, or 11.9%, to $32.3 million, due mainly to increased pricing. Operating income decreased $8.0 million, or 55.6% to $6.4 million. Last year’s results include the proceeds of an agreement related to the recall in Israel.
      Zimbabwe remains in a period of economic uncertainty. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. As of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. Although the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain and there are government restrictions on the repatriation of earnings. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

Liquidity and Financial Position
      Cash provided by operating activities was $165.9 million, a decrease of $20.3 million from the prior year. The decrease in the first quarter of Fiscal 2006 versus Fiscal 2005 is primarily due to a decline in net income and the timing of income tax payments and accounts receivable, partially offset by a favorable movement in accounts payable. However, the Company continues to make progress in reducing our cash conversion cycle, with a reduction of 3 days in the first quarter of Fiscal 2006 compared to Fiscal 2005.
      Cash used for investing activities totaled $112.3 million compared to $241.4 million last year. Acquisitions, net of divestitures, used $61.5 million in Fiscal 2006 primarily related to the Company’s purchase in the first quarter of Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. In Fiscal 2005, proceeds from divestitures, net of acquisitions, provided $10.8 million in cash. Capital expenditures totaled $47.2 million (2.2% of sales) compared to $38.4 million (1.9% of sales) last year.
      Cash provided by financing activities totaled $132.2 million compared to using $160.4 million last year. Proceeds from short-term debt and commercial paper were $456.3 million this year compared to $1.7 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $231.9 million this year compared to $67.2 million in the prior year, in line with the Company’s plans of moderately reducing shares outstanding. Dividend payments totaled $104.2 million, compared to $100.0 million for the same period last year, reflecting a 5.3% increase in the annual dividend on common stock.
      At July 27, 2005, the Company had total debt of $5.2 billion (including $180 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $1.2 billion. The increase in total debt is primarily the result of stock repurchases and acquisitions during the first quarter of Fiscal 2006.
      The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance of more than $1 billion, strong operating cash flow and access to the capital market, if required should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities and dividends to shareholders.
      On August 16, 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited, collectively referred to as “HPF”, from Groupe Danone S.A. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. The purchase price for this acquisition totaled approximately $850 million and was primarily funded with cash. In addition, on July 29, 2005, the Company acquired Nancy’s Specialty Foods, Inc., a producer of premium appetizers, quiche entrees and desserts in the United States and Canada.
      In Fiscal 2006, cash required for reorganization costs, related to both workforce reductions and strategic review costs, was approximately $8.0 million. The Company expects the aggregate amount of expense to be incurred in Fiscal 2006 relative to worldwide targeted headcount reductions, costs relative to portfolio reviews of several non-core businesses and integration costs for the above acquisitions to be approximately $100 million, which will be primarily cash expenditures. On-going savings relative to these initiatives are anticipated to be approximately $28 million and $60 million in fiscal years 2006 and 2007, respectively.

      The Company’s long-term debt ratings were A- at Standard & Poors and Fitch and A-3 at Moody’s. Moody’s has put Heinz’s long term rating under review for possible downgrade.
      The impact of inflation on both the Company’s financial position and the results of operations is not expected to adversely affect Fiscal 2006 results.
Contractual Obligations
      The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 27, 2005. For additional information, refer to page 21 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption of the Statement is permissible. The Company plans on adopting this Statement in Fiscal 2007.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the American Jobs Creation Act. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
      Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, the ability to anticipate and respond to consumer trends, the need for product recalls, the ability to maintain favorable supplier relationships, achieving cost savings and gross margins objectives, currency valuations and interest rate fluctuations, the ability to complete and the success of acquisitions, joint ventures, divestitures, and other strategic initiatives, the ability to effectively integrate acquired businesses, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, risks inherent in litigation and international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the success of tax planning strategies, the possibility of increased pension expense and contributions and other people-related costs, the possibility of investment impairment, and other factors described in “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 27, 2005, and factors described under “Safe Harbor Provisions for Forward-Looking Statements” in the Company’s subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in the Company’s market risk during the first quarter ended July 27, 2005. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting
      No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
      Nothing to report under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the first quarter of Fiscal 2006, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs

April 28, 2005 - May 25, 2005	—	—	—	—
May 26, 2005 - June 22, 2005	725,000	$36.63	—	—
June 23, 2005 - July 27, 2005	6,426,016	$36.10	—	—

Total	7,151,016	$36.15	—	—

      Of the shares repurchased, 6,996,392 shares were acquired under the share repurchase program authorized by the Board of Directors on January 14, 2004 for a maximum of 15 million shares. Once that program was completed in July, the remaining 154,624 shares were repurchased in July under the 30 million program authorized by the Board of Directors on June 8, 2005. All repurchases were made in open market transactions. As of July 27, 2005, the maximum number of shares that may yet be purchased under the 2005 program is 29,845,376.

Item 3.	Defaults upon Senior Securities
      Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders
      Nothing to report under this item.

Item 5.	Other Information
      Nothing to report under this item.

Item 6.	Exhibits

Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K and has omitted certain schedules to Exhibit 4 in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2.	Agreement dated June 18, 2005, among Danone Holdings (UK), H. J. Heinz Company Limited and H. J. Heinz Company.

12.	Computation of Ratios of Earnings to Fixed Charges.

31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

32(b).	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date: August 22, 2005

By:	/s/ Arthur B. Winkleblack

............................................ ............................................ ...................................

Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 22, 2005

By:	/s/ Edward J. McMenamin

............................................ ............................................ ...................................
Edward J. McMenamin
Senior Vice President—Finance
and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
      Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are furnished herewith. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K and has omitted certain schedules to Exhibit 4 in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2.	Agreement dated June 18, 2005, among Danone Holdings (UK), H. J. Heinz Company Limited and H. J. Heinz Company.

12.	Computation of Ratios of Earnings to Fixed Charges.

31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

32(b).	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.