Form 10-Q
period 2005-10-26
HEINZ H J CO
filed 2005-11-22
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2005
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
Registrant’s telephone number, including area code: (412) 456-5700
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  X    No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X    No
      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes     No   X
      The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 31, 2005 was 334,668,976 shares.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended

	October 26, 2005	October 27, 2004
	FY 2006	FY 2005

	(Unaudited)
	(In Thousands, Except
	per Share Amounts)
Sales	$2,338,848	$2,199,560
Cost of products sold	1,496,477	1,399,546

Gross profit	842,371	800,014
Selling, general and administrative expenses	531,835	456,566

Operating income	310,536	343,448
Interest income	5,896	5,983
Interest expense	76,571	56,600
Other expense, net	9,088	2,777

Income from continuing operations before income taxes	230,773	290,054
Provision for income taxes	58,991	92,775

Income from continuing operations	171,782	197,279
Income from discontinued operations, net of tax	32,039	1,686

Net income	$203,821	$198,965

Income per common share
Diluted
Continuing operations	$0.50	$0.56
Discontinued operations	0.09	—

Net income	$0.60	$0.56

Average common shares outstanding—diluted	342,533	353,275

Basic
Continuing operations	$0.51	$0.56
Discontinued operations	0.09	—

Net income	$0.60	$0.57

Average common shares outstanding—basic	339,475	349,655

Cash dividends per share	$0.30	$0.285

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended

	October 26, 2005	October 27, 2004
	FY 2006	FY 2005

	(Unaudited)
	(In Thousands, Except
	per Share Amounts)
Sales	$4,449,001	$4,202,586
Cost of products sold	2,852,879	2,663,819

Gross profit	1,596,122	1,538,767
Selling, general and administrative expenses	1,004,384	855,665

Operating income	591,738	683,102
Interest income	14,085	12,644
Interest expense	143,043	109,946
Other expense, net	13,628	9,160

Income from continuing operations before income taxes	449,152	576,640
Provision for income taxes	120,096	184,525

Income from continuing operations	329,056	392,115
Income from discontinued operations, net of tax	32,039	1,686

Net income	$361,095	$393,801

Income per common share
Diluted
Continuing operations	$0.95	$1.11
Discontinued operations	0.09	—

Net income	$1.04	$1.11

Average common shares outstanding—diluted	345,963	354,145

Basic
Continuing operations	$0.96	$1.12
Discontinued operations	0.09	—

Net income	$1.05	$1.12

Average common shares outstanding—basic	342,856	350,569

Cash dividends per share	$0.60	$0.57

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2005	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents	$600,205	$1,083,749
Receivables, net	1,162,080	1,092,394
Inventories	1,417,789	1,256,776
Prepaid expenses	198,924	174,818
Other current assets	31,796	37,839

Total current assets	3,410,794	3,645,576

Property, plant and equipment	4,105,537	4,022,719
Less accumulated depreciation	1,933,091	1,858,781

Total property, plant and equipment, net	2,172,446	2,163,938

Goodwill	2,819,787	2,138,499
Trademarks, net	816,633	651,552
Other intangibles, net	265,027	171,675
Other non-current assets	1,658,025	1,806,478

Total other non-current assets	5,559,472	4,768,204

Total assets	$11,142,712	$10,577,718

*	Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2005	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$54,539	$28,471
Portion of long-term debt due within one year	508,861	544,798
Accounts payable	1,135,524	1,181,652
Salaries and wages	75,782	76,020
Accrued marketing	261,521	260,550
Other accrued liabilities	416,324	365,022
Income taxes	80,549	130,555

Total current liabilities	2,533,100	2,587,068

Long-term debt	5,110,566	4,121,984
Deferred income taxes	564,675	508,639
Non-pension post-retirement benefits	201,738	196,686
Other liabilities and minority interest	641,034	560,768

Total long-term liabilities	6,518,013	5,388,077
Shareholders’ Equity:
Capital stock	107,857	107,857
Additional capital	459,089	430,073
Retained earnings	5,365,249	5,210,748

	5,932,195	5,748,678
Less:
Treasury stock at cost (96,427,424 shares at October 26, 2005 and 83,419,356 shares at April 27, 2005)	3,635,271	3,140,586
Unearned compensation	34,858	31,141
Accumulated other comprehensive loss/(income)	170,467	(25,622)

Total shareholders’ equity	2,091,599	2,602,573

Total liabilities and shareholders’ equity	$11,142,712	$10,577,718

*	Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	October 26, 2005	October 27, 2004
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Cash Flows from Operating Activities:
Net income	$361,095	$393,801
Income from discontinued operations spun-off to Del Monte, net of tax	(32,039)	(1,686)

Income from continuing operations	329,056	392,115
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	113,612	109,609
Amortization	15,086	9,703
Deferred tax provision	24,852	20,269
Other items, net	40,230	446
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	47,520	74,676
Inventories	(155,572)	(217,029)
Prepaid expenses and other current assets	(22,780)	(32,057)
Accounts payable	65,198	5,062
Accrued liabilities	52,082	(39,997)
Income taxes	(115,801)	56,765

Cash provided by operating activities	393,483	379,562

Cash Flows from Investing Activities:
Capital expenditures	(99,609)	(82,620)
Acquisitions, net of cash acquired	(1,050,466)	(13,381)
Proceeds from divestitures	7,703	39,407
Purchases of short-term investments	—	(266,200)
Sales of short-term investments	—	306,200
Other items, net	2,442	4,063

Cash used for investing activities	(1,139,930)	(12,531)

Cash Flows from Financing Activities:
Payments on long-term debt	(711)	(11,022)
Proceeds from commercial paper and short-term debt, net	999,293	8,457
Dividends	(206,594)	(199,522)
Purchases of treasury stock	(525,321)	(169,016)
Exercise of stock options	41,691	38,434
Other items, net	11,909	11,323

Cash provided by/(used for) financing activities	320,267	(321,346)

Effect of exchange rate changes on cash and cash equivalents	(57,364)	53,774
Effect of discontinued operations spun-off to Del Monte	—	28,196

Net (decrease)/increase in cash and cash equivalents	(483,544)	127,655
Cash and cash equivalents at beginning of year	1,083,749	1,140,039

Cash and cash equivalents at end of period	$600,205	$1,267,694

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

The $40.0 million of auction rate securities that the Company held as of April 28, 2004, were reclassified from cash and cash equivalents to short-term investments. As such, a corresponding adjustment was made to the consolidated statement of cash flows for the six months ended October 27, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company no longer owns auction rate securities as of April 27, 2005.

These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 27, 2005.

(2)	Special Items
Reorganization Costs

The Company recorded pretax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $31.5 million ($22.2 million after tax) and $56.5 million ($39.1 million after tax) during the second quarter and six months ended October 26, 2005, respectively. Additionally, pretax costs of $6.8 million ($4.4 million after tax) and $15.6 million ($12.0 million after tax) were incurred in the second quarter and six months ended October 26, 2005, respectively, primarily as a result of the previously announced strategic review related to the potential divestiture of several non-core businesses. The strategic review costs are primarily associated with portfolio reviews of the Company’s non-core European seafood and frozen foods businesses and the Tegel® poultry business in New Zealand. Finally, in the second quarter ended October 26, 2005, the Company recognized a net $12.7 million ($13.6 million after tax) charge primarily related to the sale of a seafood business in Israel, which closed early in the third quarter of Fiscal 2006. For the second quarter, the total impact of these initiatives was $50.9 million pre-tax ($40.2 million after-tax), of which $2.1 million was recorded as costs of products sold and $48.8 million in selling, general and administrative expenses (“SG&A”). For the six months ended October 26, 2005, the total impact of these initiatives was $84.8 million pre-tax ($64.6 million after-tax), of which $4.2 million was recorded as costs of products sold and $80.6 million in SG&A. The amount included in accrued expenses related to these initiatives totaled $32.0 million at October 26, 2005, most of which is expected to be paid in the third quarter of Fiscal 2006.

Discontinued Operations

Net income from discontinued operations for the second quarter and six months ended October 26, 2005 was $32.0 million, and for the second quarter and six months ended October 27, 2004 was $1.7 million, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte in Fiscal 2003.

(3)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	October 26, 2005	April 27, 2005

	(Thousands of Dollars)
Finished goods and work-in-process	$1,135,823	$974,974
Packaging material and ingredients	281,966	281,802

	$1,417,789	$1,256,776

(4)	Acquisitions

The Company acquired the following businesses during the first six months of Fiscal 2006 for a total purchase price of $1.04 billion (before post-closing adjustments):

In August 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited, collectively referred to as “HPF”, for a purchase price of approximately $874 million. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, the United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. This acquisition is currently under review by the British Competition Commission (“BCC”), which will determine whether the acquisition is expected to result in a substantial lessening of competition in the market for the supply of certain products in the United Kingdom. As a result, Heinz must delay integration of HPF into its United Kingdom operations until the BCC issues its report, which is expected by April 2006. As a result of this review, the Company may be required to divest certain HPF product lines in the U.K.

In July 2005, the Company acquired Nancy’s Specialty Foods, Inc., a producer of premium appetizers, quiche entrees and desserts in the United States and Canada.

On April 28, 2005, the Company acquired a controlling interest in Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. Petrosoyuz’s business includes brands such as Pikador®, Derevenskoye®, Mechta Hoziaiyki® and Moya Sem’ya®.

All of these acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary allocations of the purchase price resulted in goodwill of $723.3 million, which was assigned to the North American Consumer Products segment ($144.9 million) and the Europe segment ($578.4 million). In addition, $297.7 million of intangible assets were acquired, of which $155.1 million is not subject to amortization.

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

(5)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 26, 2005, by reportable segment, are as follows:

	North
	American				Other
	Consumer	U.S.			Operating
	Products	Foodservice	Europe	Asia/Pacific	Entities	Total

	(Thousands of Dollars)
Balance at April 27, 2005	$917,706	$230,367	$763,758	$207,925	$18,743	$2,138,499
Acquisitions	144,947	4,049	578,428	7,345	—	734,769
Purchase accounting adjustments	—	2,875	—	4,316	702	7,893
Disposals	—	—	—	—	(2,638)	(2,638)
Translation adjustments	4,746	—	(59,163)	(3,484)	(835)	(58,736)

Balance at October 26, 2005	$1,067,399	$237,291	$1,283,023	$216,102	$15,972	$2,819,787

During the first six months of Fiscal 2006, the Company acquired HPF, Nancy’s Specialty Foods, Inc., and a controlling interest in Petrosoyuz. Preliminary purchase price allocations have been recorded for each of these acquisitions. The Company also adjusted the purchase price allocations related to the Fiscal 2005 acquisitions of Appetizers And, Inc. and Shanghai LongFong Foods. The Company expects to finalize the purchase price allocations related to each of these acquisitions upon completion of third party valuation procedures. During the first six months of Fiscal 2006, the Company finalized the purchase price allocation for the acquisition of certain assets from ABAL, S.A. de C.V., within the Other Operating Entities segment.

Trademarks and other intangible assets at October 26, 2005 and April 27, 2005, subject to amortization expense, are as follows:

	October 26, 2005			April 27, 2005

		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

	(Thousands of Dollars)
Trademarks	$245,594	$(64,200)	$181,394	$221,019	$(61,616)	$159,403
Licenses	208,186	(126,770)	81,416	208,186	(123,911)	84,275
Other	257,509	(73,898)	183,611	155,481	(68,081)	87,400

	$711,289	$(264,868)	$446,421	$584,686	$(253,608)	$331,078

Amortization expense for trademarks and other intangible assets subject to amortization was $7.1 million and $4.1 million for the second quarter ended October 26, 2005 and October 27, 2004, respectively, and $12.4 million and $7.4 million for the six months ended October 26, 2005 and October 27, 2004, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of October 26, 2005, annual amortization expense for each of the next five fiscal years is estimated to be approximately $25 million.

Intangible assets with indefinite lives at October 26, 2005 and April 27, 2005 were $635.2 million and $492.2 million, respectively, and consisted solely of trademarks.

(6)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates. The current year-to-date effective tax rate was 26.7% compared to 32.0% last year. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16.3 million related to tax planning initiatives and the reversal of $23.4 million of tax provision related to a foreign affiliate following a favorable court decision involving an unrelated party. These benefits were partially offset by the elimination of certain tax benefits as well as no tax benefit on some of the special items discussed above.

The American Jobs Creation Act (the “AJCA”) provides a deduction of 85% on certain foreign earnings repatriation. The Company may elect to apply this provision in Fiscal 2006. The Company is currently evaluating the costs and benefits of repatriating amounts under this provision in conjunction with its future business needs and expects to complete its evaluation within the third quarter of Fiscal 2006. The range of amounts that the Company is currently considering for repatriation under this provision is between zero and $700 million. The related potential range of income tax expense is estimated to be between zero and $14 million.

(7)	Stock-Based Compensation Plans

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
Stock Options

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

	Second Quarter Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2005	2004	2005	2004

	(In Thousands, Except per Share Amounts)
Income from continuing operations:
As reported	$171,782	$197,279	$329,056	$392,115
Fair value-based expense, net of tax	2,960	4,691	7,002	10,831

Pro forma	$168,822	$192,588	$322,054	$381,284

Income per common share from continuing operations:
Diluted
As reported	$0.50	$0.56	$0.95	$1.11
Pro forma	$0.49	$0.54	$0.93	$1.08
Basic
As reported	$0.51	$0.56	$0.96	$1.12
Pro forma	$0.50	$0.55	$0.94	$1.09

The weighted-average fair value of options granted was $6.76 and $9.33 per share in the six months ended October 26, 2005 and October 27, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended

	October 26,	October 27,
	2005	2004

Dividend yield	3.2%	3.0%
Volatility	22.3%	25.4%
Risk-free interest rate	4.0%	4.4%
Expected term (years)	5.1	7.9

The Company currently presents proforma stock-based compensation cost for employees eligible to retire ratably over the vesting period of the applicable grants. Upon adoption of SFAS 123(R) in Fiscal 2007, the Company will recognize a compensation charge to such retirement-eligible employees over an accelerated period no greater than the first date of retirement eligibility as defined under the Company’s benefit plans. The financial impact of applying the accelerated method of expense recognition is immaterial to the comparative financial statements presented herein.
Restricted Stock Units

During the first six months of Fiscal 2006, the Company granted 447,631 Restricted Stock Units (“RSUs”) to employees and non-employee directors. The number of RSUs awarded to employees is determined by the fair market value of the Company’s stock on the grant date. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The RSU liability is classified as a component of additional paid in capital in the consolidated balance sheets. The Company recognized amortization related to the unearned compensation of $4.3 million and $4.7 million for the second quarter ended October 26, 2005 and October 27, 2004, respectively, and $10.4 million and $9.8 million for the six months ended October 26, 2005 and October 27, 2004, respectively.

The Company currently records compensation expense for employees eligible to retire ratably over the vesting period of the applicable RSU grants. Upon adoption of SFAS 123(R) in Fiscal 2007 (see note 9), the Company will recognize a compensation charge to such retirement-eligible employees over an accelerated period no greater than the first date of retirement eligibility as defined under the Company’s benefit plans. The financial impact of applying the accelerated method of expense recognition is immaterial to the comparative financial statements presented herein.

(8)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004

	Pension Benefits		Post-Retirement Benefits

	(Thousands of Dollars)
Service cost	$10,483	$11,247	$1,555	$1,363
Interest cost	30,420	30,189	3,818	4,094
Expected return on plan assets	(41,871)	(41,345)	—	—
Amortization of net initial asset	(6)	(211)	—	—
Amortization of prior service cost	1,026	2,273	(708)	(756)
Amortization of unrecognized loss	14,775	13,831	1,826	1,201
Loss due to settlement and special termination benefits	1,972	—	694	—

Net periodic benefit cost	$16,799	$15,984	$7,185	$5,902

	Six Months Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004

	Pension Benefits		Post-Retirement Benefits

	(Thousands of Dollars)
Service cost	$21,022	$22,445	$3,091	$2,735
Interest cost	60,888	60,193	7,610	8,148
Expected return on plan assets	(83,861)	(82,495)	—	—
Amortization of net initial asset	(11)	(422)	—	—
Amortization of prior service cost	2,056	4,560	(1,415)	(1,512)
Amortization of unrecognized loss	29,540	27,581	3,651	3,067
Loss due to settlement and special termination benefits	6,193	—	1,250	—

Net periodic benefit cost	$35,827	$31,862	$14,187	$12,438

As of October 26, 2005, the Company has contributed $21.5 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $45 million in Fiscal 2006.

Prepaid benefit cost of $717.4 million and $758.8 million is included as a component of other non-current assets in the condensed consolidated balance sheets at October 26, 2005 and April 27, 2005, respectively.

(9)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employees for services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adoption in Fiscal 2007 is anticipated to be approximately $15 million before the impact of income taxes.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA.”) The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

(10)	Segments

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company’s management evaluates performance based on several factors including net sales, operating income, operating income excluding special items, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line on the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

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

      The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004
	FY 2006	FY 2005	FY 2006	FY 2005

		(Thousands of Dollars)
Net external sales:
North American Consumer Products	$625,039	$565,927	$1,169,999	$1,054,759
U.S. Foodservice	385,345	379,832	738,556	723,700
Europe	858,692	814,771	1,646,856	1,603,496
Asia/ Pacific	369,110	344,787	692,640	639,059
Other Operating Entities	100,662	94,243	200,950	181,572

Consolidated Totals	$2,338,848	$2,199,560	$4,449,001	$4,202,586

Intersegment revenues:
North American Consumer Products	$13,128	$12,965	$25,431	$25,691
U.S. Foodservice	5,307	5,339	10,205	9,581
Europe	3,239	4,494	6,474	9,166
Asia/ Pacific	449	1,013	1,223	1,610
Other Operating Entities	301	368	564	758
Non-Operating(a)	(22,424)	(24,179)	(43,897)	(46,806)

Consolidated Totals	$—	$—	$—	$—

Operating income (loss):
North American Consumer Products	$147,018	$134,977	$270,949	$246,069
U.S. Foodservice	47,202	57,964	97,664	112,304
Europe	112,727	125,480	229,017	279,571
Asia/ Pacific	39,633	42,858	59,986	75,121
Other Operating Entities	(5,002)	8,162	1,365	22,488
Non-Operating(a)	(31,042)	(25,993)	(67,243)	(52,451)

Consolidated Totals	$310,536	$343,448	$591,738	$683,102

Operating income (loss) excluding special items(b):
North American Consumer Products	$147,571	$134,977	$273,338	$246,069
U.S. Foodservice	52,535	57,964	104,345	112,304
Europe	136,288	125,480	266,019	279,571
Asia/ Pacific	42,750	42,858	70,021	75,121
Other Operating Entities	10,419	8,162	18,751	22,488
Non-Operating(a)	(28,111)	(25,993)	(55,986)	(52,451)

Consolidated Totals	$361,452	$343,448	$676,488	$683,102

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Second Quarter ended October 26, 2005—Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses, and losses on disposals as follows: North American Consumer Products, $0.6 million; U.S. Foodservice, $5.3 million; Europe, $23.6 million; Asia/ Pacific, $3.1 million; Other Operating, $15.4 million; and Non-Operating $2.9 million.

Six Months ended October 26, 2005—Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses, and losses on disposals as follows: North American Consumer Products, $2.4 mil-

lion; U.S. Foodservice, $6.7 million; Europe, $37.0 million; Asia/ Pacific, $10.0 million; Other Operating, $17.4 million; and Non-Operating $11.3 million.

The results for the second quarter and the six months of last fiscal year, ended October 27, 2004 were impacted by a $21.1 million charge for trade promotion spending for the Italian infant nutrition business. The charge relates to an under-accrual in fiscal years 2001, 2002 and 2003. The amount of the charge that corresponds to each of the fiscal years 2001, 2002 and 2003 is less than 2% of net income for each of those years.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004
	FY 2006	FY 2005	FY 2006	FY 2005

	(Thousands of Dollars)
Ketchup, Condiments and Sauces	$870,080	$800,435	$1,673,009	$1,563,035
Frozen Foods	602,455	543,050	1,106,337	1,004,590
Convenience Meals	477,358	480,431	931,634	931,300
Infant Foods	207,318	202,437	401,696	381,388
Other	181,637	173,207	336,325	322,273

Total	$2,338,848	$2,199,560	$4,449,001	$4,202,586

As a result of general economic uncertainty, coupled with government restrictions on the repatriation of earnings, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. As previously noted, economic conditions have not improved and the currency continues to devalue. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. The ability to source raw materials is critical to the sustainability of local operations. While the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

(11)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004
	FY 2006	FY 2005	FY 2006	FY 2005

	(In Thousands)
Income from continuing operations	$171,782	$197,279	$329,056	$392,115
Preferred dividends	3	4	7	8

Income from continuing operations applicable to common stock	$171,779	$197,275	$329,049	$392,107

Average common shares outstanding—basic	339,475	349,655	342,856	350,569
Effect of dilutive securities:
Convertible preferred stock	125	140	125	140
Stock options and restricted stock	2,933	3,480	2,982	3,436

Average common shares outstanding—diluted	342,533	353,275	345,963	354,145

Stock options outstanding in the amounts of 18.6 million and 16.1 million were not included in the computation of diluted earnings per share for the second quarters ended October 26, 2005 and October 27, 2004, respectively, and 18.6 million and 16.3 million were not included in the computation of diluted earnings per share for the six months ended October 26, 2005 and October 27, 2004, respectively, because inclusion of these options would be antidilutive.

(12)	Comprehensive Income

	Second Quarter Ended		Six Months Ended

	October 26, 2005	October 27, 2004	October 26, 2005	October 27, 2004
	FY 2006	FY 2005	FY 2006	FY 2005

	(Thousands of Dollars)
Net income	$203,821	$198,965	$361,095	$393,801
Other comprehensive income:
Foreign currency translation adjustments	46,722	150,381	(195,398)	193,699
Minimum pension liability adjustment	(2,548)	(354)	(2,163)	(6,061)
Net deferred gains/(losses) on derivatives from periodic revaluations	(13,644)	27,935	(7,568)	25,734
Net deferred (gains)/losses on derivatives reclassified to earnings	9,186	(18,652)	9,040	(17,007)

Comprehensive income	$243,537	$358,275	$165,006	$590,166

(13)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the six months ended October 26, 2005. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

As of October 26, 2005, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $3.3 million of net deferred losses reported in accumulated other comprehensive loss/(income) to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the six months ended October 26, 2005 and October 27, 2004. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the six months ended October 26, 2005 and October 27, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategic Overview

HP/ LP Acquisition
      In August 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited, collectively referred to as “HPF,” for a purchase price of $874 million, from Groupe Danone. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe.
      This transaction was in line with the Company’s strategy to focus on quality brands in three core businesses: Ketchup, Condiments and Sauces, Meals & Snacks, and Infant Nutrition. This acquisition complements Heinz’s leadership in its core condiments and sauces businesses, especially in Europe and North America. The acquired brands are very popular with consumers and represent a great fit with the Company’s product portfolio. Heinz aims to expand sales of the HP®, Lea & Perrins® and Amoy® brands by leveraging the company’s worldwide retail and foodservice distribution and marketing capabilities.
      This acquisition is currently under review by the British Competition Commission (“BCC”), who will determine whether the acquisition is expected to result in a substantial lessening of competition in the market for the supply of certain products in the United Kingdom. As a result, Heinz must delay integration of HPF into its United Kingdom operations until the BCC issues its report, which is expected by April 2006. As a result of this review, the Company may be required to divest certain HPF product lines in the U.K.

Portfolio Reviews
      The Company has initiated a strategic review of its international portfolio including the seafood and frozen businesses in Europe, the HAK® vegetable product line in Northern Europe and the Tegel® poultry business in New Zealand. This is in line with the Company’s focus on its core product categories: Ketchup, Condiments and Sauces; Infant Nutrition; and Convenience Meals and Snacks. Some of the brands involved in the strategic review include: John West®, Weight Watchers® from Heinz®, Linda McCartney®,Aunt Bessie’s® in the United Kingdom, Petit Navire® canned fish in France; Tegel® poultry products in New Zealand; HAK® vegetables in Northern Europe; Marie Elisabeth® seafood in Portugal and Mareblu® seafood in Italy. Management is in the process of finalizing such reviews and obtaining acceptable purchase offers, and expects to seek approval of the divestitures from the Company’s Board of Directors beginning in the third quarter of Fiscal 2006. In Fiscal 2005, these businesses had annual sales approximating $1.4 billion and operating income approximating $150 million.
Special Items

Reorganization costs
      The Company recorded pretax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $31.5 million ($22.2 million after tax) and $56.5 million ($39.1 million after tax) during the second quarter and six months ended October 26, 2005, respectively. Approximately 300 positions are being eliminated as a result of this program, primarily in the General & Administrative (“G&A”) area. Additionally, pretax costs of $6.8 million ($4.4 million after tax) and $15.6 million ($12.0 million after tax) were incurred in the second quarter and six months ended October 26, 2005, respectively, primarily as a result of the strategic review discussed above. Finally, in the second quarter ended October 26, 2005, the Company recognized a net $12.7 million ($13.6 million after tax) charge during the quarter primarily related to the sale of a seafood business in Israel, which closed early in the third quarter of Fiscal 2006. For the second quarter, the total impact of these initiatives was $50.9 million pre-tax ($40.2 million after-tax), of which $2.1 million was recorded as costs of products sold and $48.8 million in selling, general and administrative expenses (“SG&A”). For the six months ended October 26, 2005, the total impact of these initiatives was $84.8 million pre-tax ($64.6 million after-tax), of which $4.2 million was recorded as costs of products sold and $80.6 million in SG&A.

Discontinued operations
      Net income from discontinued operations for the second quarter and six months ended October 26, 2005 was $32.0 million, and for the second quarter and six months ended October 27, 2004 was $1.7 million, and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte in Fiscal 2003.
THREE MONTHS ENDED OCTOBER 26, 2005 AND OCTOBER 27, 2004
Results of Continuing Operations
      Sales for the three months ended October 26, 2005 increased $139.3 million, or 6.3%, to $2.34 billion. Sales were favorably impacted by a volume increase of 0.6% driven primarily by the North American Consumer Products segment, as well as the Australian and Indonesian businesses. These volume increases were partially offset by declines in the European frozen food and convenience meals product lines, the U.S. Foodservice segment and the Tegel® poultry business in New Zealand. Pricing increased sales by 0.2% as improvements in the Italian infant nutrition business were offset by increased promotional spending in the U.K. Acquisitions, net of divestitures, increased sales by 5.4%, and foreign exchange translation rates increased sales by 0.2%.
      Gross profit increased $42.4 million, or 5.3%, to $842.4 million, primarily a result of the favorable sales impact of acquisitions and higher volume. The gross profit margin declined slightly to 36.0% from 36.4% mainly due to increased commodity costs, higher manufacturing costs in Northern Europe and Italy, and lower margins on the new business in Russia, partially offset by moderate pricing increases and productivity initiatives.
      SG&A increased $75.3 million, or 16.5%, to $531.8 million and increased as a percentage of sales to 22.7% from 20.8%. The increase as a percentage of sales is primarily due to the $48.8 million of special items discussed above and the impact of higher fuel and transportation costs.
      Operating income decreased $32.9 million, or 9.6%, to $310.5 million, as the favorable impact of acquisitions and volume were more than offset by the $50.9 million of special items discussed above, the lower gross profit margin and increased fuel and transportation costs.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $23.0 million, or 3.8%, to $633.3 million on a sales increase of 6.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $21.2 million, or 3.9%, to $559.1 million. This increase is largely a result of acquisitions and increased trade promotion spending in the U.K., partially offset by decreases in the Italian infant nutrition business. Marketing support recorded as a component of SG&A increased $1.8 million, or 2.5%, to $74.2 million.
      Net interest expense increased $20.1 million, to $70.7 million due to higher average interest rates and higher average debt in Fiscal 2006.
      Other expenses, net, increased $6.3 million to $9.1 million due to reduced equity and investment income.
      The effective tax rate for the quarter was 25.6% versus 32.0% in the prior year. This decline was primarily a result of a reversal of a tax provision of $23.4 million related to a foreign affiliate following a favorable court decision involving an unrelated party. The impact of this benefit was partially offset by additional special items accrued in the quarter for which no tax benefit can be recorded. The Company has revised its projected effective tax rate for the year, excluding special items, from a range of 31% to 33% to 30% to 31%.
      Income from continuing operations was $171.8 million compared to $197.3 million in the year earlier quarter, a decrease of 12.9%. This decrease is primarily due to the $40.2 million of after tax special items discussed above and increased net interest expense, partially offset by the favorable impact of acquisitions and a lower effective tax rate. Diluted earnings per share from continuing operations was $0.50 in the current year compared to $0.56 in the prior year, down 10.7%.
OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $59.1 million, or 10.4%, to $625.0 million. Volume increased 4.2%, as a result of strong growth in Smart Ones® frozen entrees and desserts, TGI Friday’s® and Delimex® brands of frozen snacks and Classico® pasta sauces. Frozen potatoes volume benefited favorably from new distribution related to a co-packing agreement. These improvements were partially offset by declines in Heinz® ketchup primarily due to the timing of price increases in Canada in the prior year. Overall, pricing increased 0.7% largely due to reduced trade promotion expense, primarily in the frozen food category. The acquisitions of HPF and Nancy’s Specialty Foods, Inc. increased sales 4.1%. Favorable Canadian exchange translation rates increased sales 1.4%.
      Gross profit increased $21.0 million, or 8.7%, to $261.7 million, driven primarily by the favorable impact of volume growth and acquisitions. The gross profit margin declined to 41.9% from 42.5%, primarily due to increased commodity costs. Operating income increased $12.0 million, or 8.9%, to $147.0 million, due to the increase in gross profit partially offset by increased Selling and Distribution expenses (“S&D”), resulting from acquisitions, increased volume and higher fuel and trucking costs.
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $5.5 million, or 1.5%, to $385.3 million. The acquisition of Appetizers And, Inc. (“AAI”) in the fourth quarter of Fiscal 2005 increased sales 4.6%. Lower pricing, primarily on Heinz® ketchup, decreased sales by 0.7%. Volume decreased sales 2.5%, due primarily to the timing of ketchup trade promotions and reduced traffic at some key customers.
      Gross profit decreased $3.2 million, or 2.8%, to $111.7 million, and the gross profit margin decreased to 29.0% from 30.3% primarily due to the volume decline, higher commodity costs and $2.4 million of reorganization costs related to targeted workforce reductions, partially offset by the favorable impact of the AAI acquisition. Operating income decreased $10.8 million, to $47.2 million, largely due to $5.3 million of reorganization costs related to targeted workforce reductions, the decrease in gross profit, and increased S&D, largely due to higher fuel and distribution costs.
Europe
      Heinz Europe’s sales increased $43.9 million, or 5.4%, to $858.7 million. The acquisitions of HPF and Petrosoyuz increased sales 9.7%. Volume decreased 2.0%, as increases from Heinz® top-down ketchup and beans were more than offset by declines in the non-core frozen foods business in the U.K., HAK® vegetables in Northern Europe and convenience meals in the U.K. The frozen food decline is mainly a result of category softness and the loss of a contract related to chilled sandwiches, and the decrease in convenience meals in the U.K. is primarily in soup and pasta meals.

Lower pricing decreased sales 0.5%, driven primarily by increased promotional spending on Heinz® soup in the U.K., partially offset by the Italian infant nutrition business and price increases initiated on Heinz® beans. The improvement in the Italian infant nutrition business was largely due to the $21.1 million charge for trade spending in the prior year which was partially offset by list price declines and promotional timing. Divestitures reduced sales 1.0%, and unfavorable exchange translation rates decreased sales by 0.8%.
      Gross profit increased $15.1 million, or 5.0%, to $314.9 million, driven mainly by the favorable impact of acquisitions, partially offset by lower volume. The gross profit margin was virtually flat primarily due to higher manufacturing costs in Northern Europe and Italy, offset by improved net pricing in European seafood, higher margin acquisitions and the settlement of a supplier claim in the U.K. related to the Sudan 1 recall. Operating income decreased $12.8 million, or 10.2%, to $112.7 million, due to $23.6 million of reorganization costs related to targeted workforce reductions and strategic review costs for the non-core seafood and frozen businesses in Europe, partially offset by the increase in gross profit and reduced European headquarter costs.
Asia/ Pacific
      Sales in Asia/ Pacific increased $24.3 million, or 7.1%, to $369.1 million. Volume increased sales 3.9%, reflecting strong volume in Australia and Indonesia, largely due to new product introductions and increased promotions. These increases were partially offset by a decline in the Tegel® poultry business in New Zealand. Favorable exchange translation rates increased sales by 1.6%. Pricing increased sales slightly, up 0.4%. Acquisitions, net of divestitures, increased sales 1.2%, largely due to the acquisition of Shanghai LongFong Foods (“LongFong”), a maker of popular frozen Chinese snacks and desserts.
      Gross profit increased $4.7 million, or 4.2%, to $116.1 million, benefiting from volume improvements and the LongFong acquisition. The gross profit margin decreased to 31.4% from 32.3% primarily a result of commodity and manufacturing cost increases in Indonesia and China, and lower sales in the Tegel® poultry business. Operating income decreased $3.2 million, or 7.5%, to $39.6 million, primarily due to $3.1 million of reorganization costs related to targeted workforce reductions and strategic review costs for the non-core Tegel® poultry business.
Other Operating Entities
      Sales for Other Operating Entities increased $6.4 million, or 6.8%, to $100.7 million. Volume increased 2.6% due primarily to strong sales in India. Higher pricing increased sales by 5.4%, largely due to price increases taken in Latin America. Sales were also favorably impacted by 4.1% from the acquisition of a sauce and condiments business in Mexico in the fourth quarter Fiscal 2005. Divestitures reduced sales by 3.2% and foreign exchange translation rates reduced sales by 2.1%.
      Gross profit increased $4.0 million, or 13.5%, to $34.0 million, due mainly to increased pricing. Operating income decreased $13.2 million, to a loss of $5.0 million, due primarily to an asset impairment charge for the seafood business in Israel related to its sale in the third quarter of Fiscal 2006.
      As a result of general economic uncertainty, coupled with government restrictions on the repatriation of earnings, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. As previously noted, economic conditions have not improved and the currency continues to devalue. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. The ability to source raw materials is critical to the sustainability of local operations. While the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.
SIX MONTHS ENDED OCTOBER 26, 2005 AND OCTOBER 27, 2004
Results of Continuing Operations
      Sales for the six months ended October 26, 2005 increased $246.4 million, or 5.9%, to $4.45 billion. Sales were favorably impacted by a volume increase of 1.4% driven primarily by the North American Consumer Products segment, as well as the Australian, Indonesian and Italian infant nutrition businesses. These volume increases were partially offset by declines in the European frozen food, convenience meals and seafood product lines, the U.S. Foodservice segment and the Tegel® poultry business in New Zealand. Pricing increased sales slightly, by 0.2%, as improvements in the Italian infant nutrition business and in Latin America were offset by declines in Australia and Northern Europe. Acquisitions, net of divestitures, increased sales by 3.4%. Foreign exchange translation rates increased sales by 0.8%.
      Gross profit increased $57.4 million, or 3.7%, to $1.60 billion, primarily a result of the favorable sales impact of acquisitions, higher volume and favorable exchange translation rates. The gross profit margin decreased to 35.9% from 36.6% mainly due to the Europe segment, particularly in Italy and Northern and Eastern Europe, as well as increased commodity costs across the Company.
      SG&A increased $148.7 million, or 17.4%, to $1.00 billion and increased as a percentage of sales to 22.6% from 20.4%. The increase as a percentage of sales is primarily due to the $80.6 million of special items discussed above, the impact of acquisitions, higher fuel and transportation costs, and increased G&A.
      Operating income decreased $91.4 million, or 13.4%, to $591.7 million, which was primarily impacted by the $84.8 million of special items discussed above, higher fuel and transportation costs and increased G&A expense.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $69.8 million, or 6.0%, to $1.23 billion on a sales increase of 5.9%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $66.2 million, or 6.4%, to $1.10 billion. This increase is largely a result of increased trade promotion spending across the European businesses, Heinz® ketchup and Classico® pasta sauces in U.S. businesses, acquisitions and foreign exchange translation rates. These increases were partially offset by decreases in the Italian infant nutrition business. Marketing support recorded as a component of SG&A increased $3.6 million, or 2.7%, to $136.9 million.
      Net interest expense increased $31.7 million, to $129.0 million due to higher average interest rates and higher average debt in Fiscal 2006.
      Other expenses, net, increased $4.5 million to $13.6 million due to reduced equity and investment income, partially offset by reduced currency losses.
      The current year-to-date effective tax rate was 26.7% compared to 32.0% last year. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16.3 million related to tax planning initiatives and the reversal of $23.4 million of tax provision related to a foreign affiliate as a result of a favorable court decision involving an unrelated party. These benefits were partially offset by the elimination of certain tax benefits as well as no tax benefit on some of the special items discussed above.
      Income from continuing operations for the first six months of Fiscal 2006 was $329.1 million compared to $392.1 million in the year earlier period, a decrease of 16.1%, due to the $64.6 million of special items discussed above and increased net interest expense, partially offset by a lower effective tax rate. Diluted earnings per share from continuing operations was $0.95 in the current year compared to $1.11 in the prior year, down 14.4%.
OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $115.2 million, or 10.9%, to $1.17 billion. Volume increased significantly, up 7.5%, as a result of strong growth in Heinz® ketchup, and TGI Friday’s® and Delimex® brands of frozen snacks. In addition, Classico® pasta sauces, Smart Ones® frozen entrees and the launch of the new larger size Picnic Pak aided the volume increase. Frozen potatoes continued to perform well, as a result of last calendar year’s successful launch of Ore-Ida® Extra Crispy Fries and microwavable Easy Fries® as well as new distribution related to a co-packing agreement. Pricing was virtually flat, largely due to increased trade promotion expense, primarily related to Heinz® ketchup and Classico® pasta sauces, and decreased price on the new larger size Picnic Pak. These price decreases were partially offset by reduced trade spending on Ore-Ida® frozen potatoes. The HPF and Nancy’s acquisitions increased sales 2.2%. Divestitures reduced sales 0.2% and exchange translation rates increased sales 1.5%.
      Gross profit increased $42.7 million, or 9.6%, to $486.1 million, driven primarily by volume growth and acquisitions. The gross profit margin declined to 41.6% from 42.0%, primarily due to increased commodity costs. Operating income increased $24.9 million, or 10.1%, to $270.9 million, due to the increase in revenue, partially offset by increased S&D, G&A and R&D costs.
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $14.9 million, or 2.1%, to $738.6 million. The acquisition of AAI increased sales 4.1%. Net pricing was virtually flat to prior year. Volume decreased sales 1.9%, due primarily to the timing of ketchup trade promotions and reduced traffic at some key customers, partially offset by strong frozen soup sales.
      Gross profit increased $2.8 million, or 1.3%, to $219.4 million, primarily due to the AAI acquisition, partially offset by $3.0 million of reorganization costs discussed above, increased commodity costs and the unfavorable volume impact. The gross profit margin decreased slightly to 29.7% from 29.9%. Operating income decreased $14.6 million, or 13.0%, to $97.7 million, chiefly due to $6.7 million of reorganization costs and increased S&D, largely due to higher fuel and distribution costs.
Europe
      Heinz Europe’s sales increased $43.4 million, or 2.7%, to $1.65 billion. The HPF and Petrosoyuz acquisitions increased sales 6.2%. Volume decreased 2.5%, principally due to the non-core frozen foods business and convenience meals in the U.K. and the European seafood business. The frozen food decline is mainly a result of category softness and the loss of a chilled sandwich contract. The decrease in U.K. convenience meals is primarily from soup and pasta meals. These volume declines were partially offset by increases in the Italian infant nutrition business and Heinz® top-down ketchup. Higher pricing increased sales 0.2%, driven primarily by improvements in the Italian infant nutrition business and price increases initiated on Heinz® beans, partially offset by increased promotional spending on Heinz® soup in the U.K. The improvement in the Italian infant nutrition business is largely due to the $21.1 million charge for trade spending in the prior year which was partially offset by list price declines and promotional timing. Divestitures reduced sales 1.0%, and unfavorable exchange translation rates decreased sales by 0.1%.
      Gross profit increased $0.6 million, to $603.5 million, while the gross profit margin decreased to 36.6% from 37.6%. The decrease in gross profit margin is primarily due to higher manufacturing costs in Northern Europe and Italy. These decreases were partially offset by improvements in European seafood, resulting from higher pricing and reduced manufacturing costs, and higher margin acquisitions. Operating income decreased $50.6 million, or 18.1%, to $229.0 million, due largely to lower volume, the decreased gross profit margin, and the $37.0 million of reorganization costs related to targeted workforce reductions and strategic review costs for the non-core seafood and frozen businesses in Europe. These were partially offset by the favorable impact of acquisitions.
Asia/ Pacific
      Sales in Asia/ Pacific increased $53.6 million, or 8.4%, to $692.6 million. Volume increased sales 4.3%, reflecting strong volume in Australia and Indonesia, largely due to new product introductions and increased promotional spending. These increases were partially offset by a decline in the Tegel® poultry business in New Zealand. Favorable exchange translation rates increased sales by 3.8%. Lower pricing reduced sales 0.7%, primarily due to continuing market price pressures on the Tegel® poultry business in New Zealand as well as declines in the Australian business. Acquisitions, net of divestitures, increased sales 1.0%, largely due to the acquisition of LongFong.
      Gross profit increased $7.7 million, or 3.7%, to $214.5 million, benefiting from volume improvements, acquisitions and the favorable impact of exchange translation rates in Australia and New Zealand. The gross profit margin decreased to 31.0% from 32.4% primarily a result of lower pricing, higher commodity costs and lower sales in the Tegel® poultry business. Operating income decreased $15.1 million, or 20.1%, to $60.0 million, primarily due to the decline in gross profit margin, increased G&A and $10.0 million of reorganization costs related to targeted workforce reductions and strategic review costs for the non-core Tegel® poultry business.
Other Operating Entities
      Sales for Other Operating Entities increased $19.4 million, or 10.7%, to $201.0 million. Volume increased 4.2% reflecting strong infant feeding sales in Latin America and beverage sales in India. Higher pricing increased sales by 5.9%, largely due to price increases taken in Latin America and reduced trade spending in India. Sales were also favorably impacted by 4.1% from the acquisition of a sauce and condiments business in Mexico in the fourth quarter Fiscal 2005. Divestitures reduced sales by 1.9% and foreign exchange translation rates reduced sales by 1.8%.
      Gross profit increased $7.5 million, or 12.7%, to $66.2 million, due mainly to increased pricing. Operating income decreased $21.1 million, to $1.4 million, due primarily to an asset impairment charge for the seafood business in Israel related to its sale in the third quarter of Fiscal 2006. In addition, last year’s results include the proceeds of an agreement related to the recall in Israel.
Liquidity and Financial Position
      For the first six months year-to-date, cash provided by continuing operating activities was $393.5 million, an increase of $13.9 million from the prior year. The increase in Fiscal 2006 versus Fiscal 2005 is primarily due to favorable movement in accounts payable, accrued expenses and inventories, partially offset by a decline in income from continuing operations and the timing of income tax payments. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of two days in Fiscal 2006 compared to Fiscal 2005.
      Cash used for investing activities totaled $1.14 billion compared to $12.5 million last year. Capital expenditures totaled $99.6 million (2.2% of sales) compared to $82.6 million (2.0% of sales) last year. Acquisitions, net of divestitures, used $1.04 billion in the first six months of Fiscal 2006 primarily related to the Company’s purchase of HPF, Nancy’s Specialty Foods, Inc., and Petrosoyuz. In the first six months of Fiscal 2005, proceeds from divestitures, net of acquisitions, provided $26.0 million. Included in the Fiscal 2005 net proceeds from divestitures, is a $20.2 million deposit related to the sale of an oil and fats product line in South Korea.

      Cash provided by financing activities totaled $320.3 million compared to using $321.3 million last year. Proceeds from short-term debt and commercial paper were $999.3 million this year compared to $8.5 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $483.6 million this year compared to $130.6 million in the prior year, in line with the Company’s plans of reducing shares outstanding. Dividend payments totaled $206.6 million, compared to $199.5 million for the same period last year, reflecting a 5.3% increase in the annual dividend on common stock.
      At October 26, 2005, the Company had total debt of $5.67 billion (including $100.3 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $600.2 million. The $979 million increase in total debt and the $484 million decrease in cash from year-end Fiscal 2005 is primarily the result of acquisitions and stock repurchases during Fiscal 2006.
      The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance of more than $600 million, strong operating cash flow and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities and dividends to shareholders.
      In Fiscal 2006, cash required for reorganization costs, related to both workforce reductions and strategic review costs, was approximately $32.8 million. The Company expects the aggregate amount of net expense to be incurred in Fiscal 2006 relative to worldwide targeted headcount reductions, costs relative to portfolio reviews of several non-core businesses and integration costs for the above acquisitions to be approximately $100 million, which will be primarily cash expenditures. On-going savings relative to these initiatives are anticipated to be approximately $25 million and $50 million in fiscal years 2006 and 2007, respectively.
      The Company’s long-term debt ratings were A- at Standard & Poors and Fitch and A-3 at Moody’s. Moody’s has put Heinz’s long-term rating under review for possible downgrade.
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

      The following table represents the contractual obligations of the Company as of October 26, 2005.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Thousands of Dollars)
Long-term Debt	$508,276	$302,668	$1,422,699	$3,281,043	$5,514,686
Capital Lease Obligations	565	1,124	1,418	18,520	21,627
Operating Leases	57,872	251,977	77,162	209,286	596,297
Purchase Obligations	463,122	877,923	386,640	91,695	1,819,380
Other Long Term Liabilities Recorded on the Balance Sheet	78,876	167,171	154,067	153,103	553,217

Total	$1,108,711	$1,600,863	$2,041,986	$3,753,647	$8,505,207

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
Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employee services through share-based payments. This Statement requires an entity to measure the cost of employees for services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adoption in Fiscal 2007 is anticipated to be approximately $15 million before the impact of income taxes.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA.”) The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. The Company has adopted the disclosure provisions of the FSP which apply to entities that have not yet completed their evaluation of the repatriation provision, and will expand its disclosures in accordance with the FSP upon completion of the final evaluation.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
      Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, the ability to identify and anticipate and respond through innovation to consumer trends, the need for product recalls, the ability to maintain favorable supplier relationships, achieving cost savings and gross margins objectives, currency valuations and interest rate fluctuations, change in credit ratings, the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures, and other strategic initiatives, the approval of acquisitions and divestitures by competition authorities, including potential divestitures of certain HPF product lines in the U.K., the success of Heinz’s growth and innovation strategy and the ability to limit disruptions to the business resulting from the emphasis on three core categories and potential divestitures, the ability to effectively integrate acquired businesses, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the success of tax planning strategies, the possibility of increased pension expense and contributions and other people-related costs, the possibility of an impairment in Heinz’s investments, and other factors described in “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 27, 2005, and factors described under “Safe Harbor Provisions for Forward-Looking Statements” in the Company’s subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in the Company’s market risk during the six months ended October 26, 2005. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

      No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
      Nothing to report under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In the second quarter of Fiscal 2006, the Company repurchased the following number of shares of its common stock:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Programs	the Programs

July 28, 2005 - August 24, 2005	573,984	$36.95	—	—
August 25, 2005 - September 21, 2005	—	—	—	—
September 22, 2005 - October 26, 2005	6,845,200	$36.52	—	—

Total	7,419,184	$36.55	—	—

      The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. All repurchases were made in open market transactions. As of October 26, 2005, the maximum number of shares that may yet be purchased under the 2005 program is 22,426,192.

Item 3.	Defaults upon Senior Securities
      Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania, on August 23, 2005. The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

		Shares
		Against or
Director	Shares For	Withheld	Abstain	Broker Non-vote

W. R. Johnson	290,530,055	7,423,742	—	—
C. E. Bunch	292,360,535	5,593,262	—	—
M. C. Choksi	292,469,727	5,484,070	—	—
L. S. Coleman, Jr	290,577,629	7,376,168	—	—
P. H. Coors	292,200,915	5,752,882	—	—
E. E. Holiday	289,270,905	8,682,892	—	—
C. Kendle	292,351,457	5,602,340	—	—
D. R. O’Hare	292,397,982	5,555,815	—	—
L. C. Swann	292,250,296	5,703,501	—	—
T. J. Usher	291,502,702	6,451,095	—	—
      Shareholders also acted upon the following proposals at the Annual Meeting:

Ratified the Audit Committee’s selection of PricewaterhouseCoopers, LLP as the Company’s independent accountants for the fiscal year ending May 3, 2006. Votes totaled 289,886,454 for, 5,304,859 against or withheld, and 2,762,484 abstentions.

A proposal recommended hiring an investment bank to explore the sale of the Company. Votes totaled 13,141,092 for, 227,056,332 against or withheld, 5,095,593 abstentions, and 52,660,780 broker non-votes.

A proposal recommended that the Board of Directors take each step necessary in the most expeditious manner for a simple majority vote to apply on each issue subject to shareholder vote, except directors. Votes totaled 156,632,834 for, 84,324,299 against or withheld, 4,335,883 abstentions, and 52,660,780 broker non-votes.

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

12.	Computation of Ratios of Earnings to Fixed Charges.

31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date: November 22, 2005

By	/s/ Arthur B. Winkleblack

............................................ ............................................ ...................................

Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 22, 2005

By	/s/ Edward J. McMenamin

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
        12. Computation of Ratios of Earnings to Fixed Charges.
        31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
        32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
        32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.