Form 10-Q
period 2006-01-25
HEINZ H J CO
filed 2006-02-28
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 1-3385
H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Grant Street, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15219 (Zip Code)
Registrant’s telephone number, including area code: (412) 456-5700
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  X    No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  X           Accelerated filer              Non-accelerated filer
      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X
      The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 31, 2006 was 335,012,168 shares.

PART I— FINANCIAL INFORMATION
Item 1.     Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended

	January 25, 2006	January 26, 2005
	FY 2006	FY 2005

	(Unaudited)
	(In Thousands, Except
	per Share Amounts)
Sales	$2,186,524	$2,069,159
Cost of products sold	1,405,807	1,284,425

Gross profit	780,717	784,734
Selling, general and administrative expenses	473,081	465,365

Operating income	307,636	319,369
Interest income	7,693	7,370
Interest expense	86,336	60,434
Asset impairment charges for cost and equity investments	—	73,842
Other expense, net	9,918	2,173

Income from continuing operations before income taxes	219,075	190,290
Provision for income taxes	85,897	58,778

Income from continuing operations	133,178	131,512
(Loss)/income from discontinued operations, net of tax	(16,578)	20,899

Net income	$116,600	$152,411

Income/(loss) per common share
Diluted
Continuing operations	$0.39	$0.37
Discontinued operations	(0.05)	0.06

Net income	$0.35	$0.43

Average common shares outstanding— diluted	337,822	352,591

Basic
Continuing operations	$0.40	$0.38
Discontinued operations	(0.05)	0.06

Net income	$0.35	$0.44

Average common shares outstanding— basic	334,879	349,729

Cash dividends per share	$0.30	$0.285

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended

	January 25, 2006	January 26, 2005
	FY 2006	FY 2005

	(Unaudited)
	(In Thousands, Except
	per Share Amounts)
Sales	$6,243,786	$5,872,950
Cost of products sold	3,956,735	3,637,655

Gross profit	2,287,051	2,235,295
Selling, general and administrative expenses	1,421,589	1,273,274

Operating income	865,462	962,021
Interest income	21,491	19,629
Interest expense	229,140	169,871
Asset impairment charges for cost and equity investments	—	73,842
Other expense, net	19,836	10,238

Income from continuing operations before income taxes	637,977	727,699
Provision for income taxes	196,295	231,179

Income from continuing operations	441,682	496,520
Income from discontinued operations, net of tax	36,013	49,692

Net income	$477,695	$546,212

Income per common share
Diluted
Continuing operations	$1.29	$1.40
Discontinued operations	0.10	0.14

Net income	$1.39	$1.54

Average common shares outstanding— diluted	343,532	353,842

Basic
Continuing operations	$1.30	$1.42
Discontinued operations	0.11	0.14

Net income	$1.40	$1.56

Average common shares outstanding— basic	340,484	350,357

Cash dividends per share	$0.90	$0.855

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2006	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Assets
Current Assets:
Cash and cash equivalents	$944,281	$1,083,749
Receivables, net	1,056,326	1,092,394
Inventories	1,213,728	1,256,776
Prepaid expenses	182,761	174,818
Other current assets	28,207	37,839
Current assets of discontinued operations	325,867	—

Total current assets	3,751,170	3,645,576

Property, plant and equipment	3,731,227	4,022,719
Less accumulated depreciation	1,814,412	1,858,781

Total property, plant and equipment, net	1,916,815	2,163,938

Goodwill	2,776,025	2,138,499
Trademarks, net	775,496	651,552
Other intangibles, net	257,418	171,675
Other non-current assets	1,510,709	1,806,478
Non-current assets of discontinued operations	337,376	—

Total other non-current assets	5,657,024	4,768,204

Total assets	$11,325,009	$10,577,718

*	Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2006	April 27, 2005*
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$54,235	$28,471
Portion of long-term debt due within one year	514,922	544,798
Accounts payable	915,288	1,181,652
Salaries and wages	76,204	76,020
Accrued marketing	254,043	260,550
Other accrued liabilities	393,592	365,022
Income taxes	100,931	130,555
Current liabilities of discontinued operations	167,683	—

Total current liabilities	2,476,898	2,587,068

Long-term debt	5,312,015	4,121,984
Deferred income taxes	524,336	508,639
Non-pension post-retirement benefits	203,952	196,686
Other liabilities and minority interest	623,562	560,768
Non-current liabilities of discontinued operations	22,376	—

Total long-term liabilities	6,686,241	5,388,077
Shareholders’ Equity:
Capital stock	107,857	107,857
Additional capital	463,333	430,073
Retained earnings	5,381,357	5,210,748

	5,952,547	5,748,678

Less:
Treasury stock at cost (96,090,912 shares at January 25, 2006 and 83,419,356 shares at April 27, 2005)	3,627,780	3,140,586
Unearned compensation	32,074	31,141
Accumulated other comprehensive loss/(income)	130,823	(25,622)

Total shareholders’ equity	2,161,870	2,602,573

Total liabilities and shareholders’ equity	$11,325,009	$10,577,718

*	Summarized from audited fiscal year 2005 balance sheet.
See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	January 25, 2006	January 26, 2005
	FY 2006	FY 2005

	(Unaudited)
	(Thousands of Dollars)
Cash Flows from Operating Activities:
Net income	$477,695	$546,212
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	170,407	168,807
Amortization	23,890	15,893
Deferred tax provision	102,306	65,970
Impairment charges and losses on disposals	21,861	74,449
Tax pre-payment in Europe	—	(124,886)
Other items, net	30,017	31,243
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	46,694	130,463
Inventories	(178,920)	(165,749)
Prepaid expenses and other current assets	(23,893)	(35,633)
Accounts payable	(58,270)	(140,777)
Accrued liabilities	67,387	(67,835)
Income taxes	(176,254)	7,989

Cash provided by operating activities	502,920	506,146

Cash Flows from Investing Activities:
Capital expenditures	(151,017)	(131,024)
Acquisitions, net of cash acquired	(1,053,616)	(38,121)
Proceeds from divestitures	171,649	39,878
Purchases of short-term investments	—	(293,475)
Sales of short-term investments	—	333,475
Other items, net	(251)	4,135

Cash used for investing activities	(1,033,235)	(85,132)

Cash Flows from Financing Activities:
Proceeds from/(payments on) long-term debt	216,414	(418,466)
Proceeds from/(payments on) commercial paper and short-term debt, net	961,430	(24,128)
Dividends	(307,086)	(299,252)
Purchases of treasury stock	(525,321)	(169,016)
Exercise of stock options	51,536	59,337
Other items, net	11,908	11,323

Cash provided by/(used for) financing activities	408,881	(840,202)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	13,312	28,196
Cash presented in discontinued operations as of January 25, 2006	(15,984)	—
Effect of exchange rate changes on cash and cash equivalents	(15,362)	85,758

Net decrease in cash and cash equivalents	(139,468)	(305,234)
Cash and cash equivalents at beginning of year	1,083,749	1,140,039

Cash and cash equivalents at end of period	$944,281	$834,805

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

The $40.0 million of auction rate securities that the Company held as of April 28, 2004, were reclassified from cash and cash equivalents to short-term investments. As such, a corresponding adjustment was made to the consolidated statement of cash flows for the nine months ended January 26, 2005 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company no longer owns auction rate securities as of April 27, 2005.

These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 27, 2005.

(2)	Discontinued Operations

In the third quarter of Fiscal 2006, the Company’s Board of Directors approved the divestitures of the European seafood business and the Tegel® poultry business in New Zealand. The Company has entered into a definitive agreement to sell the European seafood business. Some of the brands included in this business are: John West®, Petit Navire®, Marie Elisabeth® and Mareblu®. The closing of the transaction is subject to customary European Union competition authority review and approval. A definitive agreement was signed on December 22, 2005 to sell the Tegel® poultry business, which is subject to competition authority approval. The Company expects to complete the sale of the European seafood and Tegel® poultry businesses in the fourth quarter of Fiscal 2006, with proceeds expected to approximate €425 million and NZ$250 million, respectively.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the condensed consolidated balance sheet as of January 25, 2006.

These discontinued operations generated sales of $184.5 million and $192.1 million and net income/(loss) of $(18.2) million (net of $27.3 million in tax expense) and $7.0 million (net of $3.4 million in tax expense) for the three months ended January 25, 2006 and January 26, 2005, respectively. These discontinued operations generated sales of $576.2 million and $590.9 million and net income of $2.3 million (net of $37.0 million in tax expense) and $34.1 million (net of $15.5 million in tax expense) for the nine months ended January 25, 2006 and January 26, 2005, respectively.

Net assets related to discontinued operations of $473.2 million are reported on the January 25, 2006 condensed consolidated balance sheet. These assets consist of the following:

January 25, 2006

(Thousands of
Dollars)
Cash and cash equivalents	$15,984
Receivables, net	102,433
Inventories	190,802
Prepaid expenses and other current assets	16,647
Property, plant and equipment, net	215,749
Goodwill	58,599
Trademarks and other intangibles, net	15,462
Other non-current assets	47,567

Total assets	663,243

Accounts payable	93,236
Accrued marketing	34,020
Other accrued liabilities	25,236
Income taxes	27,737
Other liabilities	9,830

Total liabilities	190,059

Net assets	$473,184

In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $1.7 million and $13.9 million for the quarters ended January 25, 2006 and January 26, 2005, respectively, and $33.7 million and $15.6 million for the nine months ended January 25, 2006 and January 26, 2005, respectively.

(3)	Special Items
          Reorganization Costs

The Company recorded pre-tax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $14.0 million ($10.0 million after tax) and $70.4 million ($49.1 million after tax) during the third quarter and nine months ended January 25, 2006, respectively. Additionally, pre-tax costs of $13.9 million ($14.8 million after tax) and $29.6 million ($26.8 million after tax) were incurred in the third quarter and nine months ended January 25, 2006, respectively, primarily as a result of the previously announced strategic reviews related to the potential divestiture of several businesses which include the European seafood and frozen businesses and Tegel® poultry business in New Zealand.

For the third quarter, the total impact of these initiatives on continuing operations was $22.0 million pre-tax ($18.3 million after-tax), of which $1.8 million was recorded as costs of products sold and $20.2 million in selling, general and administrative expenses (“SG&A”). In addition, $6.6 million was recorded in income of discontinued operations, net of tax. For the nine months ended January 25, 2006, the total impact of these initiatives on continuing operations was $88.2 million pre-tax ($65.3 million after-tax), of which $9.3 million was recorded as costs of products sold and $78.9 million in SG&A. In addition, $10.7 million was recorded in income of discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $15.2 million at January 25, 2006, most of which is expected to be paid in the fourth quarter of Fiscal 2006.
Divestitures/ Impairment Charges
During the third quarter, the Company completed the sale of the HAK® vegetable product line in Northern Europe and received proceeds from this divestiture of $51.1 million, which was in excess of the cost basis by $3.2 million ($3.5 million after tax). This excess was recorded in cost of products sold. In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) related to the anticipated disposition of this product line.
Also during the third quarter of Fiscal 2006, the Company sold its equity investment in The Hain Celestial Group, Inc. (“Hain”) and recognized a $6.9 million ($4.5 million after-tax) loss which was recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million. During the third quarter of Fiscal 2005, the Company recognized a $64.5 million other-than-temporary impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges in Fiscal 2005.
Also, in the third quarter of Fiscal 2006, the Company recognized a non-cash asset impairment charge of $15.8 million pre-tax ($8.5 million after-tax) on a small noodle business in Indonesia. The charge, which was primarily recorded as a component of cost of products sold, relates to the anticipated disposition of this business in the fourth quarter of 2006. The net assets related to this business total approximately $5.7 million.
During the second quarter of Fiscal 2006, the Company recognized a net $12.7 million ($13.6 million after tax) charge primarily related to the sale of a small seafood business in Israel which closed in the third quarter of Fiscal 2006.
Income Taxes
The American Jobs Creation Act (“AJCA”) provides a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During the third quarter of Fiscal 2006, the Company finalized plans to repatriate an additional $253 million to satisfy the Base Period dividend requirement and an additional $562 million that will qualify under the AJCA (the “Qualified Dividends”). In addition, the Company expects that $154 million of $166 million of previously planned dividends will also qualify under the AJCA. The Company expects to incur a tax charge of $24.8 million on total Base Period dividends of $265 million, $10.3 million of which is incremental to the tax already accrued on the $154 million of qualifying previously planned dividends. The Fiscal 2006 net tax cost related to the $716 million of Qualified Dividends is $14.0 million. The $10.2 million of incremental tax related to the Base Period dividends and the $14.0 million of tax related to the Qualified Dividends were recorded during the third quarter as part of tax expense related to special items. The total impact of the AJCA on tax expense for the third quarter and nine months ended January 25, 2006 was $24.3 million, of which $27.7 million of expense was recorded in continuing operations and $3.4 million was a benefit in discontinued operations.
During the third quarter of Fiscal 2006, the Company reversed valuation allowances of $20.6 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on the cost and equity investments discussed above. The reversal of the valuation allowances is based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period.

The Company has not previously recorded deferred taxes on the difference between the book and tax bases of the European Seafood business because this basis difference was not expected to be realized in the foreseeable future. As a result of the European Seafood business being classified as discontinued operations, the Company now expects that this basis difference will be realized as a result of the anticipated sale and has recorded a deferred tax liability of $19.6 million in connection with this basis difference. The recording of the deferred tax liability resulted in a $24.6 million tax charge in discontinued operations and a tax benefit of $5.0 million recorded as part of other comprehensive income during the third quarter.

(4)	Acquisitions

The Company acquired the following businesses during the first nine months of Fiscal 2006 for a total purchase price of $1.04 billion:

In August 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited (collectively referred to as “HPF”) for a purchase price of approximately $877 million. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, the United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. This acquisition is currently under review by the British Competition Commission (“BCC”). The BCC has provisionally cleared the acquisition, concluding that the acquisition may not be expected to result in a substantial lessening of competition within the markets for tomato ketchup, brown sauce, barbecue sauce, canned baked beans and canned pasta in the United Kingdom. A final decision is expected in April, 2006. Pending the final decision, Heinz must delay integration of HPF into its U.K. operations. If the provisional findings become final in their current form, the Company would not be required to divest any of the acquired product lines in the U.K.

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

All of these acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary allocations of the purchase price resulted in goodwill of $722.5 million, which was assigned to the North American Consumer Products segment ($146.7 million) and the Europe segment ($575.8 million). In addition, $297.3 million of intangible assets were acquired, of which $155.1 million is not subject to amortization.

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

(5)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	January 25, 2006	April 27, 2005

	(Thousands of Dollars)
Finished goods and work-in-process	$908,591	$974,974
Packaging material and ingredients	305,137	281,802

	$1,213,728	$1,256,776

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 25, 2006, by reportable segment, are as follows:

	North
	American				Other
	Consumer	U.S.			Operating
	Products	Foodservice	Europe	Asia/Pacific	Entities	Total

	(Thousands of Dollars)
Balance at April 27, 2005	$917,706	$230,367	$763,758	$207,925	$18,743	$2,138,499
Acquisitions	146,707	4,079	583,503	7,400	—	741,689
Purchase accounting adjustments	—	2,922	—	2,506	702	6,130
Disposals	—	—	—	—	(2,638)	(2,638)
Translation adjustments	6,255	—	(48,693)	(6,850)	232	(49,056)
Goodwill allocated to discontinued operations	—	—	(50,660)	(7,939)	—	(58,599)

Balance at January 25, 2006	$1,070,668	$237,368	$1,247,908	$203,042	$17,039	$2,776,025

During the first nine months of Fiscal 2006, the Company acquired HPF, Nancy’s Specialty Foods, Inc., and a controlling interest in Petrosoyuz. Preliminary purchase price allocations have been recorded for each of these acquisitions. The Company expects to finalize the purchase price allocations related to each of these acquisitions upon completion of third party valuation procedures. During the first nine months of Fiscal 2006, the Company finalized the purchase price allocations for the acquisitions of Appetizers And, Inc., Shanghai LongFong Foods and for certain assets from ABAL, S.A. de C.V..

Trademarks and other intangible assets at January 25, 2006 and April 27, 2005, subject to amortization expense, are as follows:

	January 25, 2006			April 27, 2005

		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net

	(Thousands of Dollars)
Trademarks	$221,838	$(63,218)	$158,620	$221,019	$(61,616)	$159,403
Licenses	208,186	(128,199)	79,987	208,186	(123,911)	84,275
Other	252,905	(75,474)	177,431	155,481	(68,081)	87,400

	$682,929	$(266,891)	$416,038	$584,686	$(253,608)	$331,078

Amortization expense for trademarks and other intangible assets subject to amortization was $7.7 million and $3.8 million for the third quarter ended January 25, 2006 and January 26,

2005, respectively, and $19.9 million and $11.0 million for the nine months ended January 25, 2006 and January 26, 2005, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of January 25, 2006, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

Intangible assets with indefinite lives at January 25, 2006 and April 27, 2005 were $616.9 million and $492.2 million, respectively, and consisted solely of trademarks.

(7)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates. The current year-to-date effective tax rate was 30.8% compared to 31.8% for the prior year. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16.3 million related to tax planning initiatives, the reversal of $23.4 million of tax provision related to a foreign affiliate following a favorable court decision involving an unrelated party, and the reversal of $20.6 million of valuation allowance as part of tax expense related to special items discussed above. The majority of these benefits were offset by the elimination of certain tax benefits, the recording of tax charges for the American Jobs Creation Act discussed above, as well as no tax benefit on some of the special items.

(8)	Stock-Based Compensation Plans

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

	Third Quarter Ended		Nine Months Ended

	January 25,	January 26,	January 25,	January 26,
	2006	2005	2006	2005

	(In Thousands, Except per Share Amounts)
Income from continuing operations:
As reported	$133,178	$131,512	$441,682	$496,520
Fair value-based expense, net of tax	1,907	4,360	8,909	15,191

Pro forma	$131,271	$127,152	$432,773	$481,329

Income per common share from continuing operations:
Diluted
As reported	$0.39	$0.37	$1.29	$1.40
Pro forma	$0.39	$0.36	$1.26	$1.36
Basic
As reported	$0.40	$0.38	$1.30	$1.42
Pro forma	$0.39	$0.36	$1.27	$1.37

The weighted-average fair value of options granted was $6.68 and $9.33 per share in the nine months ended January 25, 2006 and January 26, 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended

	January 25,	January 26,
	2006	2005

Dividend yield	3.2%	3.0%
Volatility	22.0%	25.4%
Risk-free interest rate	4.0%	4.4%
Expected term (years)	5.1	7.9
The Company currently presents pro forma stock-based compensation cost for employees eligible to retire ratably over the vesting period of the applicable grants. Upon adoption of SFAS 123(R) in Fiscal 2007, the Company will recognize a compensation charge to such retirement-eligible employees over an accelerated period no greater than the first date of retirement eligibility as defined under the Company’s benefit plans. The financial impact of applying the accelerated method of expense recognition is immaterial to the comparative financial statements presented herein.
Restricted Stock Units
During the first nine months of Fiscal 2006, the Company granted 465,572 Restricted Stock Units (“RSUs”) to employees and non-employee directors. The number of RSUs awarded to employees is determined by the fair market value of the Company’s stock on the grant date. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The RSU liability is classified as a component of additional capital in the consolidated balance sheets. The Company recognized amortization related to the unearned compensation of $3.1 million and $1.7 million for the third quarter ended January 25, 2006 and January 26, 2005, respectively, and $13.4 million and $11.4 million for the nine months ended January 25, 2006 and January 26, 2005, respectively.

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

(9)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005

	Pension Benefits		Post-Retirement Benefits

	(Thousands of Dollars)
Service cost	$9,956	$12,351	$1,563	$1,376
Interest cost	29,820	31,352	3,827	3,971
Expected return on plan assets	(41,229)	(42,903)	—	—
Amortization of net initial asset	(4)	(220)	—	—
Amortization of prior service cost	530	2,343	(707)	(757)
Amortization of unrecognized loss	14,706	14,372	1,826	1,306
Gain due to curtailment, settlement and special termination benefits	(6,733)	—	—	—

Net periodic benefit cost	$7,046	$17,295	$6,509	$5,896

	Nine Months Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005

	Pension Benefits		Post-Retirement Benefits

	(Thousands of Dollars)
Service cost	$30,978	$34,796	$4,654	$4,111
Interest cost	90,708	91,545	11,437	12,119
Expected return on plan assets	(125,090)	(125,398)	—	—
Amortization of net initial asset	(15)	(642)	—	—
Amortization of prior service cost	2,586	6,903	(2,122)	(2,269)
Amortization of unrecognized loss	44,246	41,953	5,477	4,373
(Gain)/loss due to curtailment, settlement and special termination benefits	(540)	—	1,250	—

Net periodic benefit cost	$42,873	$49,157	$20,696	$18,334

As of January 25, 2006, the Company has contributed $29 million to fund its obligations under these plans. The Company expects to make combined cash contributions of approximately $40 million in Fiscal 2006.

Prepaid benefit cost of $716.9 million and $758.8 million is included as a component of other non-current assets in the condensed consolidated balance sheets at January 25, 2006 and April 27, 2005, respectively.

(10)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employees for services through share-based awards. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity or equity based instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adoption in Fiscal 2007 is anticipated to be approximately $18 million before the impact of income taxes.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA.”) The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. Refer to note 3 regarding the impact of the AJCA for the quarter and nine months ended January 25, 2006.

(11)	Segments

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

Descriptions of the Company’s reportable segments are as follows:

North American Consumer Products— This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America and includes our Canadian business.

U.S. Foodservice— This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, and frozen soups, desserts and appetizers.

Europe— This segment includes the Company’s operations in Europe and sells products in all of the Company’s categories.

Asia/ Pacific— This segment includes the Company’s operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore, and Thailand. This segment’s operations include products in all of the Company’s categories.

Other Operating Entities— This segment includes the Company’s operations in Africa, India, Latin America, the Middle East, and other areas that sell products in all of the Company’s categories.

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005
	FY 2006	FY 2005	FY 2006	FY 2005

	(Thousands of Dollars)
Net external sales:
North American Consumer Products	$658,771	$579,039	$1,828,770	$1,633,798
U.S. Foodservice	401,098	374,835	1,139,654	1,098,535
Europe	772,212	762,602	2,159,654	2,101,586
Asia/ Pacific	258,985	253,974	819,300	758,750
Other Operating Entities	95,458	98,709	296,408	280,281

Consolidated Totals	$2,186,524	$2,069,159	$6,243,786	$5,872,950

Intersegment revenues:
North American Consumer Products	$13,202	$12,773	$38,633	$38,464
U.S. Foodservice	6,726	7,130	16,931	16,711
Europe	2,732	4,455	9,206	13,621
Asia/ Pacific	479	825	1,702	2,435
Other Operating Entities	378	434	942	1,192
Non-Operating(a)	(23,517)	(25,617)	(67,414)	(72,423)

Consolidated Totals	$—	$—	$—	$—

Operating income (loss):
North American Consumer Products	$154,440	$148,352	$425,389	$394,421
U.S. Foodservice	56,902	54,378	154,566	166,682
Europe	124,147	123,933	324,757	374,912
Asia/ Pacific	(957)	27,073	53,744	90,471
Other Operating Entities	4,927	2,587	6,292	25,075
Non-Operating(a)	(31,823)	(36,954)	(99,286)	(89,540)

Consolidated Totals	$307,636	$319,369	$865,462	$962,021

Operating income (loss) excluding special items(b):
North American Consumer Products	$154,479	$148,352	$427,817	$394,421
U.S. Foodservice	57,273	54,378	161,617	166,682
Europe	138,509	123,933	372,459	374,912
Asia/ Pacific	18,185	27,073	80,675	90,471
Other Operating Entities	8,293	2,587	27,044	25,075
Non-Operating(a)	(31,511)	(36,954)	(87,717)	(89,540)

Consolidated Totals	$345,228	$319,369	$981,895	$962,021

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Third Quarter ended January 25, 2006— Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestitures as follows: U.S. Foodservice, $0.4 million; Europe, $14.4 million; Asia/ Pacific, $19.1 million; Other Operating, $3.4 million; and Non-Operating $0.3 million.

Nine Months ended January 25, 2006— Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestitures as follows: North American Consumer Products, $2.4 million; U.S. Foodservice, $7.1 million; Europe, $47.7 million;

Asia/ Pacific, $26.9 million; Other Operating, $20.7 million; and Non-Operating $11.6 million.

The results for the nine months ended January 26, 2005 were impacted by a $21.1 million charge for trade promotion spending for the Italian infant nutrition business. The charge relates to an under-accrual in fiscal years 2001, 2002 and 2003. The amount of the charge that corresponds to each of the fiscal years 2001, 2002 and 2003 is less than 2% of net income for each of those years.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005
	FY 2006	FY 2005	FY 2006	FY 2005

	(Thousands of Dollars)
Ketchup, Condiments and Sauces	$872,114	$793,614	$2,545,123	$2,356,649
Frozen Foods	668,428	594,690	1,774,765	1,599,280
Convenience Meals	371,382	394,576	1,046,473	1,063,532
Infant Foods	196,934	220,431	598,630	601,819
Other	77,666	65,848	278,795	251,670

Total	$2,186,524	$2,069,159	$6,243,786	$5,872,950

As a result of general economic uncertainty, coupled with government restrictions on the repatriation of earnings, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. As previously noted, economic conditions have not improved and the currency continues to devalue. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. The ability to source raw materials, which at certain times of the year requires access to foreign currency, is critical to the sustainability of local operations. While the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.

(12)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005
	FY 2006	FY 2005	FY 2006	FY 2005

	(In Thousands)
Income from continuing operations	$133,178	$131,512	$441,682	$496,520
Preferred dividends	4	4	11	12

Income from continuing operations applicable to common stock	$133,174	$131,508	$441,671	$496,508

Average common shares outstanding— basic	334,879	349,729	340,484	350,357
Effect of dilutive securities:
Convertible preferred stock	124	139	124	139
Stock options and restricted stock	2,819	2,723	2,924	3,346

Average common shares outstanding— diluted	337,822	352,591	343,532	353,842

Stock options outstanding in the amounts of 18.5 million and 16.2 million were not included in the computation of diluted earnings per share for the third quarters ended January 25, 2006 and January 26, 2005, respectively, and 18.6 million and 16.1 million were not included in the computation of diluted earnings per share for the nine months ended January 25, 2006 and January 26, 2005, respectively, because inclusion of these options would be antidilutive.

(13)	Comprehensive Income

	Third Quarter Ended		Nine Months Ended

	January 25, 2006	January 26, 2005	January 25, 2006	January 26, 2005
	FY 2006	FY 2005	FY 2006	FY 2005

	(Thousands of Dollars)
Net income	$116,600	$152,411	$477,695	$546,212
Other comprehensive income:
Foreign currency translation adjustments	37,510	88,534	(157,888)	282,233
Minimum pension liability adjustment	(59)	(3,800)	(2,222)	(9,861)
Net deferred gains on derivatives from periodic revaluations	7,587	1,493	19	27,227
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,394)	(6,647)	3,646	(23,654)

Comprehensive income	$156,244	$231,991	$321,250	$822,157

(14)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the nine months ended January 25, 2006. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

As of January 25, 2006, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $1.4 million of net deferred losses reported in accumulated other comprehensive loss/(income) to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the three and nine months ended January 25, 2006 and January 26, 2005. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the three and nine months ended January 25, 2006 and January 26, 2005.

During the third quarter of Fiscal 2006, the Company entered into forward contracts and cross currency swaps with a combined notional amount of $2.0 billion, which were designated as net investment hedges of foreign operations. These contracts mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Losses of $10.6 million (net of income taxes of $6.6 million) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss/(income) within foreign currency translation adjustment for the three and nine months ended January 25, 2006. Gains of $0.2 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the quarter and nine months ended January 25, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Discontinued Operations
      In the third quarter of Fiscal 2006, the Company’s Board of Directors approved the divestitures of the European seafood business and the Tegel® poultry business in New Zealand. The Company has entered into a definitive agreement to sell the European seafood business. Some of the brands included in this business are: John West®, Petit Navire®, Marie Elisabeth® and Mareblu®. The closing of the transaction is subject to customary European Union competition authority review and approval. A definitive agreement was signed on December 22, 2005 to sell the Tegel® poultry business, which is subject to competition authority approval. The Company expects to complete the sale of the European seafood and Tegel® poultry businesses in the fourth quarter of Fiscal 2006, with proceeds expected to approximate €425 million and NZ$250 million, respectively.
      In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented, and the net assets related to these businesses have been presented as discontinued operations in the condensed consolidated balance sheet as of January 25, 2006.
      These discontinued operations generated sales of $184.5 million and $192.1 million and net income/(loss) of $(18.2) million (net of $27.3 million in tax expense) and $7.0 million (net of $3.4 million in tax expense) for the three months ended January 25, 2006 and January 26, 2005, respectively. These discontinued operations generated sales of $576.2 million and $590.9 million and net income of $2.3 million (net of $37.0 million in tax expense) and $34.1 million (net of $15.5 million in tax expense) for the nine months ended January 25, 2006 and January 26, 2005, respectively.
      In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $1.7 million and $13.9 million for the quarters ended January 25, 2006 and January 26, 2005, respectively, and $33.7 million and $15.6 million for the nine months ended January 25, 2006 and January 26, 2005, respectively.
Portfolio Reviews
      In the first half of Fiscal 2006, the Company initiated a strategic review of its European frozen business in addition to the above businesses which were classified as discontinued operations. Some of the brands involved in this strategic review include: Weight Watchers® from Heinz®, Linda McCartney®, and Aunt Bessie’s® in the United Kingdom. Management is currently in the process of finalizing this review and expects the Company’s assessment regarding the future of this business to be completed in the fourth quarter of Fiscal 2006. The Company is also evaluating the divestiture of several other small foreign businesses.
Special Items

Reorganization Costs
      The Company recorded pre-tax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $14.0 million ($10.0 million after tax) and $70.4 million ($49.1 million after tax) during the third quarter and nine months ended January 25, 2006, respectively. Approximately 600 positions are being eliminated as a result of this program, primarily in the General & Administrative (“G&A”) area. Additionally, pre-tax costs of $13.9 million ($14.8 million after tax) and $29.6 million ($26.8 million after tax) were incurred in the third quarter and nine months ended January 25, 2006, respectively, primarily as a result of the previously announced strategic reviews related to the potential divestiture of several businesses which include the European seafood and frozen businesses and Tegel® poultry business in New Zealand.
      For the third quarter, the total impact of these initiatives on continuing operations was $22.0 million pre-tax ($18.3 million after-tax), of which $1.8 million was recorded as costs of products sold and $20.2 million in selling, general and administrative expenses (“SG&A”). In addition, $6.6 million was recorded in income of discontinued operations, net of tax. For the nine months ended January 25, 2006, the total impact of these initiatives on continuing operations was $88.2 million pre-tax ($65.3 million after-tax), of which $9.3 million was recorded as costs of products sold and $78.9 million in SG&A. In addition, $10.7 million was recorded in income of discontinued operations, net of tax.

Divestitures/ Impairment Charges
      During the third quarter, the Company completed the sale of the HAK® vegetable product line in Northern Europe and received proceeds from this divestiture of $51.1 million, which was in excess of the cost basis by $3.2 million ($3.5 million after tax). This excess was recorded in cost of products sold. In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) related to the anticipated disposition of this product line.
      Also during the third quarter of Fiscal 2006, the Company sold its equity investment in The Hain Celestial Group, Inc. (“Hain”) and recognized a $6.9 million ($4.5 million after-tax) loss which was recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million. During the third quarter of Fiscal 2005, the Company recognized a $64.5 million other-than-temporary impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges in Fiscal 2005.
      Also, in the third quarter of Fiscal 2006, the Company recognized a non-cash asset impairment charge of $15.8 million pre-tax ($8.5 million after-tax) on a small noodle business in Indonesia. The charge, which was primarily recorded as a component of cost of products sold, relates to the anticipated disposition of this business in the fourth quarter of 2006. The net assets related to this business total approximately $5.7 million.
      During the second quarter of Fiscal 2006, the Company recognized a net $12.7 million ($13.6 million after tax) charge primarily related to the sale of a small seafood business in Israel which closed in the third quarter of Fiscal 2006.

Income Taxes
      The American Jobs Creation Act (“AJCA”) provides a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During the third quarter of Fiscal 2006, the Company finalized plans to repatriate an additional $253 million to satisfy the Base Period dividend requirement and an additional $562 million that will qualify under the AJCA (the “Qualified Dividends”). In addition, the Company expects that $154 million of $166 million of previously planned dividends will also qualify under the AJCA. The Company expects to incur a tax charge of $24.8 million on total Base Period dividends of $265 million, $10.3 million of which is incremental to the tax already accrued on the $154 million of qualifying previously planned dividends. The Fiscal 2006 net tax cost related to the $716 million of Qualified Dividends is $14.0 million. The $10.2 million of incremental tax related to the Base Period dividends and the $14.0 million of tax related to the Qualified Dividends were recorded during the third quarter as part of tax expense related to special items. The total impact of the AJCA on tax expense for the third quarter and nine months ended January 25, 2006 was $24.3 million, of which $27.7 million of expense was recorded in continuing operations and $3.4 million was a benefit in discontinued operations.
      During the third quarter of Fiscal 2006, the Company reversed valuation allowances of $20.6 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on the cost and equity investments discussed above. The reversal of the valuation allowances is based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period.
      The Company has not previously recorded deferred taxes on the difference between the book and tax bases of the European Seafood business because this basis difference was not expected to be realized in the foreseeable future. As a result of the European Seafood business being classified as discontinued operations, the Company now expects that this basis difference will be realized as a result of the anticipated sale and has recorded a deferred tax liability of $19.6 million in connection with this basis difference. The recording of the deferred tax liability resulted in a $24.6 million tax charge in discontinued operations and a tax benefit of $5.0 million recorded as part of other comprehensive income during the third quarter.
HP/ LP Acquisition
      In August 2005, the Company completed its acquisition of HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited (collectively referred to as “HPF”) for a purchase price of approximately $877 million. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, the United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrins® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. This acquisition is currently under review by the British Competition Commission (“BCC”). The BCC has provisionally cleared the acquisition, concluding that the acquisition may not be expected to result in a substantial lessening of competition within the markets for tomato ketchup, brown sauce, barbecue sauce, canned baked beans and canned pasta in the United Kingdom. A final decision is expected in April, 2006. Pending the final decision, Heinz must delay integration of HPF into its U.K. operations. If the provisional findings become final in their current form, the Company would not be required to divest any of the acquired product lines in the U.K.
THREE MONTHS ENDED JANUARY 25, 2006 AND JANUARY 26, 2005
Results of Continuing Operations
      Sales for the three months ended January 25, 2006 increased $117.4 million, or 5.7%, to $2.19 billion. Sales were favorably impacted by a volume increase of 2.9% driven primarily by the North American Consumer Products segment, as well as the Australian and U.K. businesses. These volume increases were partially offset by declines in the European frozen food and the Italian infant nutrition businesses. Net pricing was virtually flat as more efficient trade spending in the North American Consumer Products segment and price increases taken in Latin America were offset by increased promotional spending on Heinz® soup in the U.K. Acquisitions, net of divestitures, increased sales by 6.6%, and foreign exchange translation rates decreased sales by 3.7%.
      Gross profit decreased $4.0 million, or 0.5%, to $780.7 million, and the gross profit margin declined to 35.7% from 37.9%. These decreases are primarily a result of the $18.8 million asset impairment charge on an Indonesian noodle business discussed above, unfavorable exchange rates and increased commodity costs, particularly in the U.S. and Indonesian businesses. These declines were partially offset by the favorable impact of acquisitions and higher sales volume.

      SG&A increased $7.7 million, or 1.7%, to $473.1 million, primarily due to acquisitions and increased volume, partially offset by the impact of exchange rates. As a percentage of sales, SG&A decreased to 21.6% from 22.5% primarily due to decreased G&A, which resulted from the Company’s streamlining efforts, particularly in Europe, and reduced litigation costs. These declines were offset by $20.2 million of special items previously discussed and the impact of higher fuel and transportation costs, particularly in the U.S. businesses. Operating income decreased $11.7 million, or 3.7%, to $307.6 million.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $13.1 million, or 2.4%, to $550.4 million, on a sales increase of 5.7%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $15.6 million, or 3.3%, to $483.8 million. This increase is largely a result of acquisitions and increased trade promotion spending in the U.K., partially offset by decreases in the Italian infant nutrition business and North American Consumer Products segment. Marketing support recorded as a component of SG&A decreased $2.5 million, or 3.6%, to $66.5 million, primarily from reductions in the U.K.
      Net interest expense increased $25.6 million, to $78.6 million, due to higher average interest rates and higher average debt in Fiscal 2006.
      Other expenses, net, increased $7.7 million, to $9.9 million, primarily due to the $6.9 million loss on the sale of the Company’s equity investment in Hain. The prior year includes the non-cash impairment charges totaling $73.8 million related to the cost and equity investments previously discussed.
      The effective tax rate for the quarter was 39.2% versus 30.9% in the prior year. This increase was primarily a result of recording current period tax charges associated with the American Jobs Creation Act. The impact of these charges was partially offset by a $20.6 million reversal of valuation allowances associated with the prior year non-cash asset impairment charges. The Company reaffirms its projected effective tax rate for the year, excluding special items, of 30% to 31%.
      Income from continuing operations increased to $133.2 million from $131.5 million in the year earlier quarter. Diluted earnings per share from continuing operations was $0.39 in the current year compared to $0.37 in the prior year, up 5.4%.
OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $79.7 million, or 13.8%, to $658.8 million. Volume increased 4.9%, as a result of strong growth in Smart Ones® frozen entrees and desserts, TGI Friday’s® and Delimex® brands of frozen snacks, Classico® pasta sauces and Heinz® ketchup. Overall, pricing increased 1.5% largely due to more efficient trade spending on SmartOnes® frozen entrees and Ore-Ida® frozen potatoes. The acquisitions of HPF and Nancy’s Specialty Foods, Inc. increased sales 6.6%. Favorable Canadian exchange translation rates increased sales 0.7%.
      Gross profit increased $25.4 million, or 10.3%, to $273.1 million, driven primarily by the favorable impact of acquisitions, volume growth and increased net pricing. The gross profit margin declined to 41.5% from 42.8%, primarily due to increased commodity costs and a benefit in the prior year from the favorable termination of a long-term co-packing arrangement. Operating income increased $6.1 million, or 4.1%, to $154.4 million, due to the increase in gross profit partially offset by increased Selling and Distribution expenses (“S&D”), resulting from acquisitions, increased volume and higher fuel and trucking costs, and increased G&A, largely from acquisitions and increased personnel costs.

U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $26.3 million, or 7.0%, to $401.1 million. The acquisition of Appetizers And, Inc. (“AAI”) in the fourth quarter of Fiscal 2005 increased sales 5.2%. Volume increased 1.3%, as increases in Truesoups frozen soup and single serve condiments were partially offset by reductions in ketchup due to increased competition and reduced traffic at some key customers. Higher pricing increased sales by 0.6% as increases in custom recipe tomato products and single serve condiments were largely offset by declines in Heinz® ketchup.
      Gross profit increased $4.0 million, or 3.4%, to $120.4 million, largely due to the favorable impact of the AAI acquisition, partially offset by a decline in the gross profit margin to 30.0% from 31.1% resulting from higher commodity and fuel costs. Operating income increased $2.5 million, or 4.6%, to $56.9 million, largely due to the increase in gross profit, partially offset by increased G&A, largely due to the AAI acquisition.
Europe
      Heinz Europe’s sales increased $9.6 million, or 1.3%, to $772.2 million. The acquisitions of HPF and Petrosoyuz increased sales 12.0%. Volume increased 2.1%, as increases from Heinz® soup and top-down ketchup were partially offset by declines in the frozen foods business in the U.K., resulting mainly from category softness, and declines in the Italian infant nutrition business. Lower pricing decreased sales 2.8%, driven primarily by increased promotional spending on Heinz® soup in the U.K. and other condiments in Northern Europe, partially offset by price increases initiated on Heinz® beans. Divestitures reduced sales 1.5%, and unfavorable exchange translation rates decreased sales by 8.5%.
      Gross profit decreased $5.2 million, or 1.7%, to $295.8 million, and the gross profit margin declined to 38.3% from 39.5%. These decreases were driven mainly by unfavorable pricing and exchange translation rates, partially offset by the favorable impact of acquisitions and higher volume. Operating income increased slightly by $0.2 million, or 0.2%, to $124.1 million, as reduced marketing expense and G&A, due primarily to the Company’s streamlining efforts and reduced litigation costs, were offset by $14.4 million of special items discussed above. These special items consist mainly of reorganization costs related to targeted workforce reductions and strategic review costs for the non-core frozen business in Europe, partially offset by a gain on the sale of the HAK® vegetable product line in Northern Europe.
Asia/ Pacific
      Sales in Asia/ Pacific increased $5.0 million, or 2.0%, to $259.0 million. Volume increased sales 3.7%, reflecting strong volume in Australia, largely due to new product introductions, partially offset by declines in Indonesian sauces and noodles resulting from price increases and increased competition. Pricing increased sales slightly, up 0.5%, resulting largely from price increases on various products in Indonesia. Acquisitions, net of divestitures, increased sales 1.8%, largely due to the acquisition of Shanghai LongFong Foods (“LongFong”), a maker of popular frozen Chinese snacks and desserts. Unfavorable exchange translation rates decreased sales by 4.0%.
      Gross profit decreased $29.2 million, or 33.4%, to $58.1 million, and the gross profit margin decreased to 22.4% from 34.4%. These declines were primarily a result of an $18.8 million asset impairment charge on an Indonesian noodle business previously discussed, as well as increased commodity and manufacturing costs primarily in Indonesia. Operating income decreased $28.0 million, to $1.0 million, primarily due to the decline in gross profit.
Other Operating Entities
      Sales for Other Operating Entities decreased $3.3 million, or 3.3%, to $95.5 million. Volume increased 1.4% due primarily to strong sales in Latin America and India. Higher pricing increased sales by 6.4%, largely due to price increases taken in Latin America and India. Sales were also favorably impacted by 4.9% from the acquisition of a sauce and condiments business in Mexico in the fourth quarter Fiscal 2005. Divestitures reduced sales by 11.0% and foreign exchange translation rates reduced sales by 5.0%.
      Gross profit increased $2.2 million, or 7.7%, to $30.3 million, due mainly to increased pricing, partially offset by the impact of divestitures. Operating income increased $2.3 million, to $4.9 million, due primarily to the increase in gross profit and decreased SG&A partially offset by strategic review costs in Israel.
      As a result of general economic uncertainty, coupled with government restrictions on the repatriation of earnings, as of the end of November 2002, the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $110 million as a cost investment included in other non-current assets on the consolidated balance sheets. As previously noted, economic conditions have not improved and the currency continues to devalue. Should the current situation continue, the Company could experience disruptions and delays in its Zimbabwean operations. The ability to source raw materials, which at certain times of the year requires access to foreign currency, is critical to the sustainability of local operations. While the Company’s business continues to operate profitably and is able to source raw materials, the country’s economic situation remains uncertain. The Company’s ability to recover its investment could become impaired if the economic and political uncertainties continue to deteriorate.
NINE MONTHS ENDED JANUARY 25, 2006 AND JANUARY 26, 2005
Results of Continuing Operations
      Sales for the nine months ended January 25, 2006 increased $370.8 million, or 6.3%, to $6.24 billion. Sales were favorably impacted by a volume increase of 2.3% driven primarily by the North American Consumer Products segment, as well as the Australian, Indonesian and Italian infant nutrition businesses. These volume increases were partially offset by declines in the European frozen food business and the U.S. Foodservice segment. Pricing increased sales slightly, by 0.1%, as improvements in Latin America and Indonesia were offset by declines in Australia, U.K. and Northern Europe. Acquisitions, net of divestitures, increased sales by 4.8%. Foreign exchange translation rates decreased sales by 0.9%.
      Gross profit increased $51.8 million, or 2.3%, to $2.29 billion, primarily due to the favorable impact of acquisitions and higher sales volume, partially offset by unfavorable exchange translation rates. The gross profit margin decreased to 36.6% from 38.1% mainly due to the $18.8 million asset impairment charge on an Indonesian noodle business previously discussed, declines in the Europe segment, particularly in Northern and Eastern Europe, and increased commodity costs, particularly in the U.S. and Indonesian businesses.
      SG&A increased $148.3 million, or 11.6%, to $1.42 billion, and increased as a percentage of sales to 22.8% from 21.7%. The increase as a percentage of sales is primarily due to the $94.8 million of special items discussed above, the impact of acquisitions, and higher fuel and transportation costs. These increases were partially offset by decreased G&A in Europe, due mainly to the Company’s streamlining efforts and reduced litigation costs. Operating income decreased $96.6 million, or 10.0%, to $865.5 million.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $62.3 million, or 4.2%, to $1.55 billion on a sales increase of 6.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $61.0 million, or 4.7%, to $1.35 billion. This increase is largely a result of increased trade promotion spending in the U.K. and Australia and the impact of acquisitions. These increases were partially offset by decreases in the Italian infant nutrition business and foreign exchange translation rates. Marketing support recorded as a component of SG&A increased $1.4 million, or 0.7%, to $195.9 million, as increases from acquisitions were largely offset by reductions in the U.K.
      Net interest expense increased $57.4 million, to $207.6 million due to higher average interest rates and higher average debt in Fiscal 2006.
      Other expenses, net, increased $9.6 million to $19.8 million primarily due to the $6.9 million loss on the sale of the Company’s equity investment in Hain. The prior year includes the non-cash impairment charges totaling $73.8 million related to the cost and equity investments previously discussed.
      The current year-to-date effective tax rate was 30.8% compared to 31.8% for the prior year. The decrease in the effective tax rate is attributable to discrete benefits from foreign tax credit carryforwards of approximately $16.3 million related to tax planning initiatives, the reversal of $23.4 million of tax provision related to a foreign affiliate following a favorable court decision involving an unrelated party, and the reversal of $20.6 million of valuation allowances as previously discussed. The majority of these benefits were offset by the elimination of certain tax benefits, the recording of tax charges for the American Jobs Creation Act, as well as no tax benefit on some of the special items discussed above.
      Income from continuing operations for the first nine months of Fiscal 2006 was $441.7 million compared to $496.5 million in the year earlier period, a decrease of 11.0%. Diluted earnings per share from continuing operations was $1.29 in the current year compared to $1.40 in the prior year, down 7.9%.
OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $195.0 million, or 11.9%, to $1.83 billion. Volume increased significantly, up 6.6%, as a result of strong growth in Heinz® ketchup, and TGI Friday’s® and Delimex® brands of frozen snacks. In addition, Classico® pasta sauces, Smart Ones® frozen entrees and the launch of the new larger size Picnic Pak aided the volume increase. Frozen potatoes continued to perform well, as a result of last calendar year’s successful launch of Ore-Ida® Extra Crispy Fries and microwavable Easy Fries® as well as new distribution related to a co-packing agreement. Pricing was up 0.5%, as reduced trade spending on Ore-Ida® frozen potatoes was largely offset by increased trade promotion expense on Heinz® ketchup and Classico® pasta sauces, and decreased price on the new larger size Picnic Pak. The HPF and Nancy’s acquisitions increased sales 3.8%. Divestitures reduced sales 0.1% and exchange translation rates increased sales 1.2%.
      Gross profit increased $68.1 million, or 9.8%, to $759.2 million, driven primarily by volume growth and acquisitions. The gross profit margin declined to 41.5% from 42.3%, primarily due to increased commodity costs and a benefit in the prior year from the favorable termination of a long-term co-packing arrangement with a customer. Operating income increased $31.0 million, or 7.9%, to $425.4 million, due to the increase in gross profit, partially offset by increased SG&A, primarily due to acquisitions and volume and increased R&D associated with the new innovation center.
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $41.1 million, or 3.7%, to $1.14 billion. The acquisition of AAI increased sales 4.5%. Volume decreased sales 0.8%, due primarily to ketchup, resulting from increased competition and reduced traffic at some key customers, partially offset by strong frozen soup sales. Pricing increased sales 0.1% as increases in custom recipe tomato products and frozen desserts were offset by declines in ketchup.

      Gross profit increased $6.8 million, or 2.0%, to $339.8 million, primarily due to the AAI acquisition, partially offset by $3.0 million of reorganization costs discussed above, increased commodity and fuel costs and the unfavorable volume impact. The gross profit margin decreased to 29.8% from 30.3%. Operating income decreased $12.1 million, or 7.3%, to $154.6 million, chiefly due to $7.1 million of reorganization costs and increased S&D, largely due to higher fuel and distribution costs.
Europe
      Heinz Europe’s sales increased $58.1 million, or 2.8%, to $2.16 billion. The HPF and Petrosoyuz acquisitions increased sales 9.1%. Volume decreased 0.9%, principally due to the frozen foods business and infant feeding in the U.K. The frozen food decline is mainly a result of category softness, reduced promotional spending and the loss of a chilled sandwich contract. The decrease in U.K. infant feeding is primarily from increased competition in canned and jarred baby food. These volume declines were partially offset by increases in the Italian infant nutrition business, as well as Heinz® top-down ketchup and soup. Lower pricing decreased sales 0.9%, driven primarily by increased promotional spending on Heinz® soup in the U.K., partially offset by improvements in the Italian infant nutrition business and price increases initiated on Heinz® beans. The improvement in the Italian infant nutrition business is largely due to the $21.1 million charge for trade spending in the prior year which was partially offset by list price declines and promotional timing. Divestitures reduced sales 1.3%, and unfavorable exchange translation rates decreased sales by 3.1%.
      Gross profit decreased $8.5 million, or 1.0%, to $839.4 million, and the gross profit margin decreased to 38.9% from 40.3%. These decreases are primarily due to unfavorable exchange translation rates, decreased volume and pricing and higher manufacturing costs in Northern Europe. These decreases were partially offset by higher margin acquisitions. Operating income decreased $50.2 million, or 13.4%, to $324.8 million, due largely to the gross profit decrease, unfavorable exchange translation rates and the $47.7 million of special items discussed above, partially offset by the favorable impact of acquisitions, reduced G&A and decreased marketing expense in the U.K. The special items consist mainly of reorganization costs related to targeted workforce reductions and strategic review costs for the frozen business in Europe.
Asia/ Pacific
      Sales in Asia/ Pacific increased $60.5 million, or 8.0%, to $819.3 million. Volume increased sales 6.2%, reflecting strong volume in Australia and Indonesia, largely due to new product introductions and increased promotional spending. Favorable exchange translation rates increased sales by 0.6%. Lower pricing reduced sales 0.2%, primarily due to declines in the Australian business offset by increases in Indonesia. Acquisitions, net of divestitures, increased sales 1.5%, largely due to the acquisition of LongFong.
      Gross profit decreased $19.2 million, or 7.3%, to $242.9 million, and the gross profit margin declined to 29.7% from 34.5%. These declines were primarily a result of an $18.8 million asset impairment charge on an Indonesian noodle business and increased commodity and manufacturing costs in Indonesia and China, partially offset by the favorable impact of acquisitions and sales volume. Operating income decreased $36.7 million, or 40.6%, to $53.7 million, primarily due to the decline in gross profit margin, increased S&D and G&A and $8.1 million of reorganization costs related to targeted workforce reductions discussed above.
Other Operating Entities
      Sales for Other Operating Entities increased $16.1 million, or 5.8%, to $296.4 million. Volume increased 3.2% reflecting strong infant feeding sales in Latin America and beverage sales in India. Higher pricing increased sales by 6.1%, largely due to price increases and reduced promotions in

Latin America. Sales were also favorably impacted by 4.4% from the acquisition of a sauce and condiments business in Mexico in the fourth quarter Fiscal 2005. Divestitures reduced sales by 5.1%, and foreign exchange translation rates reduced sales by 2.9%.
      Gross profit increased $9.6 million, or 11.1%, to $96.6 million, due mainly to increased pricing. Operating income decreased $18.8 million, to $6.3 million, as the increase in gross profit was more than offset by an asset impairment charge for the seafood business in Israel and strategic review costs in Israel. In addition, last year’s results include the proceeds of an agreement related to the recall in Israel.
Liquidity and Financial Position
      For the first nine months, cash provided by operating activities was $502.9 million, a decrease of $3.2 million from the prior year. The decrease in Fiscal 2006 versus Fiscal 2005 is primarily due to favorable movement in accounts payable and accrued expenses, offset by a decline in accounts receivable and the timing of income tax payments. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of two days in Fiscal 2006 compared to Fiscal 2005.
      During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations, resulting in a step-up in the tax basis of certain assets. As a consequence, the Company incurred a foreign income tax liability of $125 million, which was offset by an equal amount of prepaid tax asset. The tax liability was paid in the third quarter of Fiscal 2005. The prepaid tax asset is being amortized to tax expense to match the amortization of the stepped up tax basis in the assets. As a result of the step-up, the Company expects to realize a tax benefit in excess of the tax liability paid. Accordingly, cash flow and tax expense are expected to be improved by $120 million over the amortization period.
      Cash used for investing activities totaled $1,033.2 million compared to $85.1 million last year. Capital expenditures were $151.0 million (2.2% of sales) compared to $131.0 million (2.0% of sales) last year. Acquisitions required $1,053.6 million in the first nine months of Fiscal 2006 primarily related to the Company’s purchase of HPF, Nancy’s Specialty Foods, Inc., and Petrosoyuz, compared to $38.1 million in the prior year, which related largely to the purchase of a controlling interest in Shanghai LongFong Foods. Proceeds from divestitures provided $171.6 million in the current year, related primarily to the third quarter sales of the equity investment in Hain and the HAK® vegetable product line in Northern Europe. In Fiscal 2005, proceeds from divestitures provided $39.9 million related primarily to the sale of an oil and fats product line in Korea.
      Cash provided by financing activities totaled $408.9 million compared to using $840.2 million last year. Proceeds from short-term debt and commercial paper were $961.4 million this year compared to payments on short-term debt of $24.1 million in the prior year. Proceeds from long-term debt were $216.4 million compared to payments on long-term debt of $418.5 million in the prior year, which relates primarily to the payoff of €300 million of bonds which matured in the third quarter of the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $473.8 million this year compared to $109.7 million in the prior year, in line with the Company’s plans of reducing shares outstanding. Dividend payments totaled $307.1 million, compared to $299.3 million for the same period last year, reflecting the increase in the annual dividend on common stock.
      At January 25, 2006, the Company, on a continuing basis, had total debt of $5.88 billion (including $112.4 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $944.3 million. The $1.19 billion increase in total debt and the $139.5 million decrease in cash from year-end Fiscal 2005 is primarily the result of acquisitions and stock repurchases during Fiscal 2006. The Company expects to use cash on hand and a portion of the proceeds from the pending divestitures to reduce commercial paper borrowings and to repay long-term debt that matures in the fourth quarter of Fiscal 2006.

      The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance of more than $900 million, strong operating cash flow, the impact of the repatriation provisions of the AJCA, and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities and dividends to shareholders.
      On December 1, 2005, the Company remarketed the $800 million remarketable securities and amended the terms of the securities so that the securities will be remarketed every third year rather than annually. The next remarketing is scheduled for December 1, 2008.
      In Fiscal 2006, cash required for reorganization costs, related to both workforce reductions and strategic review costs, was approximately $78.0 million. The Company expects the aggregate amount of net expense to be incurred in Fiscal 2006 relative to worldwide targeted headcount reductions, costs relative to portfolio reviews of several non-core businesses and integration costs for the above acquisitions to be approximately $120 million, which will be primarily cash expenditures. On-going savings relative to these initiatives are anticipated to be approximately $25 million and $30 million in fiscal years 2006 and 2007, respectively.
      In the third quarter of Fiscal 2006, Moody’s changed the Company’s long-term debt rating from A3 to Baa1. The Company’s long-term debt rating was A- at Standard & Poors.
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
      The following table represents the contractual obligations of the Company as of January 25, 2006.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(Thousands of Dollars)
Long-term Debt	$514,286	$625,303	$1,050,619	$3,509,828	$5,700,036
Capital Lease Obligations	2,762	5,749	5,788	33,043	47,342
Operating Leases	40,359	244,146	73,755	203,419	561,679
Purchase Obligations	367,575	1,018,360	478,737	108,161	1,972,833
Other Long Term Liabilities Recorded on the Balance Sheet	91,902	139,629	150,348	167,555	549,434

Total	$1,016,884	$2,033,187	$1,759,247	$4,022,006	$8,831,324

      Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. The following liabilities included on the consolidated balance sheet are excluded from the table above: interest payments, income taxes, minority interest and insurance accruals. The Company is unable to estimate the timing of the payments for these items.
Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employees for services through share-based awards. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity or equity based instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adoption in Fiscal 2007 is anticipated to be approximately $18 million before the impact of income taxes.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA.”) The FSP provides guidance on the accounting and disclosures for the temporary repatriation provision of the AJCA. Refer to note 3 regarding the impact of the AJCA for the quarter and nine months ended January 25, 2006.
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
      Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, the ability to identify and anticipate and respond through innovation to consumer trends, the need for product recalls, the ability to maintain favorable supplier relationships, achieving cost savings and gross margins objectives, currency valuations and interest rate fluctuations, change in credit ratings, the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures, and other strategic initiatives, the approval of acquisitions and divestitures by competition authorities and satisfaction of other legal requirements, the success of Heinz’s growth and innovation strategy and the ability to limit disruptions to the business resulting from the emphasis on three core categories and potential divestitures, the ability to effectively integrate acquired businesses, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the success of tax planning strategies, the possibility of increased pension expense and contributions and other people-related costs, the possibility of an impairment in Heinz’s investments, and other factors described in “Cautionary Statement Relevant to

Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 27, 2005, and factors described under “Safe Harbor Provisions for Forward-Looking Statements” in the Company’s subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes in the Company’s market risk during the nine months ended January 25, 2006. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

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

PART II— OTHER INFORMATION

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

4.	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent.

10.	Annual Non-Employee Director Compensation.

12.	Computation of Ratios of Earnings to Fixed Charges.

31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date: February 28, 2006

By	/s/ Arthur B. Winkleblack

............................................ ............................................ ...................................

Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 28, 2006

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

4.	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent.
        10. Annual Non-Employee Director Compensation.
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