Form 10-K
period 2006-05-03
HEINZ H J CO
filed 2006-06-20
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-3385
H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 Grant Street, Pittsburgh, Pennsylvania	15219
(Address of principal executive offices)	(Zip Code)
412-456-5700
(Registrant’s telephone number)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.25 per share	The New York Stock Exchange;
Pacific Exchange
Third Cumulative Preferred Stock, $1.70 First Series, par value $10 per share	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer     ☑          Accelerated Filer     ☐          Non- Accelerated Filer     ☐
      Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 26, 2005 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $11,990,149,988.
      The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2006, was 331,675,574 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 16, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended May 3, 2006, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business.
      H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 in Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the “Company”) manufacture and market an extensive line of processed food products throughout the world. The Company’s principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, infant food and other processed food products.
      The Company’s products are manufactured and packaged to provide safe, wholesome foods for consumers, foodservice and institutional customers. Many products are prepared from recipes developed in the Company’s research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then closed. Products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market.
      The Company manufactures and contracts for the manufacture of its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar and other sweeteners including high fructose corn syrup, spices, flour and certain other fruits and vegetables are generally purchased on the open market.
      The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories

	Owned	Leased	Major Trademarks

North America	27	4	Heinz, Classico, Quality Chef Foods, Yoshida’s, Jack Daniels*, Catelli, Wyler’s, Heinz Bell ‘Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers*, Boston Market*, Smart Ones, Poppers, TGI Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Appetizers And, Inc., Nancy’s, Lea & Perrins
Europe	27	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Farex, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Sem’ya, Picador, Derevenskoe, Mechta Hoziayki, Lea & Perrins, HP, Amoy*
Asia/Pacific	18	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong
Rest of World	11	3	Heinz, Wellington’s, Ganave, Complan, Glucon D, Nycil

	83	9	* Used under license

      The Company also owns or leases office space, warehouses, distribution centers and research and other facilities throughout the world. The Company’s food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

      The Company has participated in the development of certain of its food processing equipment, some of which is patented. The Company regards these patents as important but does not consider any one or group of them to be materially important to its business as a whole.
      Although crops constituting some of the Company’s raw food ingredients are harvested on a seasonal basis, most of the Company’s products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales and net income of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of prior years.
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
      The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal Year 2006, no single customer represented more than 10% of the Company’s sales.
      Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal Year 2007 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings or competitive position of the Company.
      The Company’s factories are subject to inspections by various governmental agencies, including the United States Department of Agriculture, and the Occupational Health and Safety Administration, and its products must comply with the applicable laws, including food and drug laws, such as the Federal Food and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging or Labeling Act of 1966, as amended, of the jurisdictions in which they are manufactured and marketed.
      The Company employed, on a full-time basis as of May 3, 2006, approximately 36,000 persons around the world.
      Segment information is set forth in this report on pages 69 through 71 in Note 16, “Segment Information” in Item 8 — “Financial Statements and Supplementary Data.”
      Income from international operations is subject to fluctuation in currency values, export and import restrictions, foreign ownership restrictions, economic controls and other factors. From time to time, exchange restrictions imposed by various countries have restricted the transfer of funds between countries and between the Company and its subsidiaries. To date, such exchange restrictions have not had a material adverse effect on the Company’s operations.
      The Company’s annual report on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.heinz.com, as soon as reasonably practicable after filed or furnished to the SEC.
Item 1A.     Risk Factors
      In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect the Company’s business, financial condition, and results of operations. Additional risks and uncertainties not presently known to the Company or that the

Company currently deems immaterial also may impair the Company’s business operations and financial condition.

Competitive product and pricing pressures in the food industry could adversely affect the Company’s ability to gain or maintain market share.
      The Company operates in the highly competitive food industry across its product lines competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in relationship with a major customer, including as a result of changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, its profitability and volume growth could be negatively impacted.

The Company’s performance is affected by economic and political conditions in the U.S. and in various other nations where it does business.
      The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include export and import restrictions, currency exchange rates, recession, foreign ownership restrictions, nationalization, the performance of businesses in hyperinflationary environments, and political unrest and terrorist acts in the U.S. and other international locations where the Company does business. Such changes in either domestic or foreign jurisdictions could adversely affect our financial results.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.
      The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials in order to manufacture products. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. To the extent that any of the foregoing factors increase the prices of such commodities and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be adversely impacted.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing the Company’s products could adversely affect our financial results.
      Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transport, and distribution of products. Fuel costs may fluctuate due to a number of factors outside the control of the Company, including government policy and regulation and weather conditions. Additionally, the Company may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect operations. If the Company is unable to hedge against such increases or raise the prices of its products to offset the changes, its results of operations could be adversely affected.

The results of the Company could be adversely impacted as a result of increased pension, labor, and people-related expenses.
      Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on the Company’s consolidated operating results or financial condition. The Company’s labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in stock market returns could adversely impact the funding of health and welfare plans, the assets of which are invested in a diversified portfolio of equity securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

The impact of various food safety issues, environmental, legal, tax, and other regulations and related developments could adversely affect the Company’s sales and profitability.
      The Company is subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of the Company’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, may have a material adverse effect on the Company’s sales and profitability. Avian flu or other pandemics could disrupt production of the Company’s products, reduce demand for certain of the Company’s products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effect on the Company’s results of operations.

The need for and effect of product recalls could have an adverse impact on the Company’s business.
      If any of the Company’s products become misbranded or adulterated, the Company may need to conduct a product recall. The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury, the Company may be liable for monetary damages as a result of a judgment against it. A significant product recall or product liability case could cause a loss of consumer confidence in the Company’s food products and could have a material adverse effect on the value of its brands and results of operations.

The failure of new product or packaging introductions to gain trade and consumer acceptance and changes in consumer preferences could adversely affect our sales.
      The success of the Company is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon the Company’s ability to identify and respond to consumer trends through innovation. The Company may be required to increase expenditures for new product development. The Company may not be successful in developing new products or improving existing products, or its new products may not achieve consumer acceptance, each of which could negatively impact sales.

The failure to successfully integrate acquisitions and joint ventures into our existing operations or the failure to gain applicable regulatory approval for such transactions could adversely affect our financial results.
      The Company’s ability to efficiently integrate acquisitions and joint ventures into its existing operations also affects the financial success of such transactions. The Company may seek to expand its business through acquisitions and joint ventures, and may divest underperforming or non-core businesses. The Company’s success depends, in part, upon its ability to identify such acquisition and divestiture opportunities and to negotiate favorable contractual terms. Activities in such areas are regulated by numerous antitrust and competition laws in the U. S., the European Union, and other jurisdictions, and the Company may be required to obtain the approval of such transactions by competition authorities, as well as satisfy other legal requirements. The failure to obtain such approvals could adversely affect our results.

The Company’s operations face significant foreign currency exchange rate exposure, which could negatively impact its operating results.
      The Company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U. S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. The Company’s consolidated financial statements are presented in U. S. dollars, and therefore the Company must translate its assets, liabilities, revenue, and expenses into U. S. dollars. Increases or decreases in the value of the U. S. dollar may negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency. To the extent the Company fails to manage its foreign currency exposure adequately, the Company’s consolidated results of operations may be negatively impacted.

The failure to complete the strategic transformation through further simplification and cost savings could adversely affect the Company’s ability to increase net income.
      As publicly announced, the Company has been implementing a strategic transformation initiative to simplify its business, further prune and realign its portfolio, sell underutilized assets, reduce cost and increase efficiency, and sharpen its focus on three core categories of Ketchup & Sauces, Meals & Snacks, and Infant Food. The success of the Company could be impacted by its inability to continue to execute on its plans through product innovation, implementing cost-cutting measures, enhancing processes and systems on a global basis, and growing market share and volume. Additionally, the Company’s inability to limit disruptions to the business resulting from the emphasis on the three core categories and potential non-core divestitures could adversely affect our financial results. The failure to fully implement the plans could adversely affect the Company’s ability to increase net income.

Item 1B.	Unresolved Staff Comments
      None.
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. These forward-looking statements are based on management’s views and assumptions of future events and financial performance, including future revenue growth, earnings, capital expenditures, and other spending, as well as anticipated reduction in spending. The words or phrases “will,” “will likely result,” “are expected to,” “will continue,” “anticipates,” “is anticipated,” “should,” “estimates,” “believes,” “projects,” “target,” “goal,” “outlook” or similar expressions identify “forward-looking statements” within the meaning of the Act.
      In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These forward-looking statements are uncertain. In addition to the factors described in Item 1A “Risk Factors” above, the risks and uncertainties that may affect operations and financial performance and other activities, some of which may be beyond the control of the Company, include the following:

•	Any significant change in the Company’s business with any of its major customers;

•	The Company’s ability to generate sufficient cash flows to support capital expenditures, share repurchase programs, interest and debt principal payments, and general operating activities;

•	The Company’s ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

•	The Company’s ability to achieve its cost savings objectives, including any restructuring programs, strategic initiatives, working capital initiatives, or other programs;

•	The impact of unforeseen economic and political changes in markets where the Company competes, such as export and import restrictions, currency exchange rates and restrictions, inflation rates, recession, foreign ownership restrictions, nationalization and other external factors over which the Company has no control;

•	The possibility of increased pension expense and contributions resulting from declines in stock market returns, cost increases for medical benefits, and other people-related costs and accounting changes;

•	The performance of businesses in hyperinflationary environments;

•	The need for and effect of any recalls of products;

•	Changes in estimates in critical accounting judgments;

•	Currency valuations, interest rate fluctuations, and other capital market conditions;

•	Changes in credit ratings;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	Weather conditions, which could impact demand for Company products and the supply and cost of raw materials;

•	The impact of supply chain efficiency and cash flow initiatives;

•	Potential impairment of investments;

•	Risks inherent in litigation, including tax litigation;

•	The success of tax planning strategies;

•	The Company’s ability to maintain its profit margin in the face of a consolidating retail environment and large global customers;

•	The impact of global industry conditions, including the effect of the economic downturn in the food industry;

•	The voting result for shareholder proposals; and

•	The Company’s ability to offset the reduction in volume and revenue resulting from participation in categories experiencing declining consumption rates.
      The foregoing list of important factors is not exclusive. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 2.	Properties.
      See table in Item 1.

Item 3.	Legal Proceedings.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on August 23, 2005.

Executive Officers of the Registrant
      The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on August 16, 2006.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 16, 2006)	Employment During Past Five Years

William R. Johnson	57	Chairman, President, and Chief Executive Officer since September 2000; President and Chief Executive Officer from April 1998 to September 2000.

Jeffrey P. Berger	56	Executive Vice President—Global Foodservice and President and Chief Executive Officer-Heinz North America Foodservice since May 2006; President Foodservice from January 2003 to May 2005; President Heinz US Foodservice from 1994 to January 2003.

David C. Moran	48	Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products since November 2005; Senior Vice President—President Heinz North America Consumer Products from May 2005 to November 2005; President North America Consumer Products from January 2003 to May 2005; President Heinz Retail Sales Company from October 1999 to January 2003.

Arthur B. Winkleblack	49	Executive Vice President and Chief Financial Officer since January 2002; Acting Chief Operating Officer— Perform.com and Chief Executive Officer—Freeride.com at Indigo Capital (1999-2001).

Theodore N. Bobby	55	Senior Vice President and General Counsel since April 2005; Acting General Counsel from January 2005 to April 2005; Vice President— Legal Affairs from September 1999 to January 2005.

Edward J. McMenamin	49	Senior Vice President—Finance and Corporate Controller since August 2004; Vice President Finance from June 2001 to August 2004; Vice President Finance and Chief Financial Officer of Heinz North America from May 2000 to June 2001.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 16, 2006)	Employment During Past Five Years

Michael D. Milone	50	Senior Vice President-Heinz Australia, New Zealand and Rest of World since May 2006; Senior Vice President—President Rest of World and Asia from May 2005 to May 2006; Senior Vice President—President Rest of World from December 2003 to May 2005; Chief Executive Officer Star-Kist Foods, Inc. from June 2002 to December 2003; Vice President—Global Category Development from May 1998 to June 2002.

D. Edward I. Smyth	56	Senior Vice President—Chief Administrative Officer and Corporate and Government Affairs since December 2002; Senior Vice President—Corporate and Government Affairs from May 1998 to December 2002.

Chris Warmoth	47	Senior Vice President—Heinz Asia since May 2006; Deputy President Heinz Europe from December 2003 to April 2006; Director Business Development and Marketing, Central and Eastern Europe, Eurasia and Middle East Group, the Coca-Cola Company from December 2001 to April 2003; Vice President Fabric Care, Western Europe—Procter and Gamble from July 1999 to November 2001.

Scott O’Hara	45	Executive Vice President—President and Chief Executive Officer Heinz Europe since May 2006; Executive Vice President—Asia Pacific/Rest of World from January 2006 to May 2006; Senior Vice President Europe—The Gillette Company from October 2004 to January 2006; General Manager U.K. and NL—The Gillette Company from June 2001 to October 2004.

David Ciesinski	40	Vice President—Office of the Chairman & Strategy since February 2006; Vice President Strategic Planning from August 2004 to February 2006; General Manager and Director Strategy Support from June 2003 to August 2004; Manager Business Planning and Investment Analysis from May 2001 to June 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Information relating to the Company’s common stock is set forth in this report on page 33 under the caption “Stock Market Information” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 72 through 73 in Note 17, “Quarterly Results” in Item 8 — “Financial Statements and Supplementary Data.”
      In the fourth quarter of Fiscal 2006, the Company repurchased the following number of shares of its common stock:

Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

January 26, 2006 - February 22, 2006	—	—	—	—
February 23, 2006 - March 22, 2006	—	—	—	—
March 23, 2006 May 3, 2006	7,355,100	39.92	—	—

Total	7,355,100	39.92	—	—

      The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. Of the 7,355,100 shares repurchased during the fourth quarter, 1,080,000 shares were repurchased in the open market and 6,275,100 shares were repurchased in a private transaction. As of May 3, 2006, the maximum number of shares that may yet be purchased under the 2005 program is 15,071,092. In addition, on May 31, 2006, the Board of Directors authorized a share repurchase program of up to 25 million shares, all of which may yet be purchased under the program.

Item 6.	Selected Financial Data.
      The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2002 through 2006. All amounts are in thousands except per share data.

	Fiscal Year Ended

	May 3,	April 27,	April 28,	April 30,	May 1,
	2006	2005	2004	2003	2002
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

Sales(1)	$8,643,438	$8,103,456	$7,625,831	$7,566,800	$7,040,934
Interest expense(1)	316,296	232,088	211,382	222,729	230,027
Income from continuing operations before cumulative effect of change in accounting principle(1)	442,761	688,004	715,451	478,303	593,042
Income from continuing operations before cumulative effect of change in accounting principle per share — diluted(1)	1.29	1.95	2.02	1.35	1.68
Income from continuing operations before cumulative effect of change in accounting principle per share — basic(1)	1.31	1.97	2.03	1.36	1.69
Short-term debt and current
portion of long-term debt	54,969	573,269	436,450	154,786	702,645
Long-term debt, exclusive of current portion(2)	4,357,013	4,121,984	4,537,980	4,776,143	4,642,968
Total assets	9,737,767	10,577,718	9,877,189	9,224,751	10,278,354
Cash dividends per common share	1.20	1.14	1.08	1.485	1.6075

(1)	Amounts exclude the operating results related to the Company’s European seafood business and Tegel® poultry businesses in New Zealand which were divested in Fiscal 2006 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes ($1.4) million, $186.1 million, $125.3 million, $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at May 3, 2006, April 27, 2005, April 28, 2004, April 30, 2003 and May 1, 2002, respectively. Long-term debt reflects the prospective classification of Heinz Finance Company’s $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150. Each share of preferred stock is entitled to annual cash dividends at a rate of 6.226% or $6,226 per share. On July 15, 2008, each share will be redeemed for $100,000 in cash for a total redemption price of $325 million.
      As a result of the Company’s strategic transformation, the Fiscal 2006 results from continuing operations include $124.7 million pretax ($80.3 million after tax) for targeted workforce reductions consistent with the Company’s goals to streamline its businesses and $22.0 million pretax ($16.3 million after tax) for strategic review costs related to the potential divestiture of several businesses. Also, $206.5 million pretax ($153.9 million after tax) was recorded for net losses on non-core businesses and product lines which were sold and asset impairment charges on non-core businesses and product lines anticipated to be sold in Fiscal 2007. Also during 2006, the Company reversed valuation allowances of $27.3 million primarily related to The Hain Celestial Group, Inc. (“Hain”). In addition, results include $24.4 million of tax expense relating to the impact of the American Jobs Creation Act. For more details regarding these items, see pages 49 to 51 in Note 4, “Transformation Costs” in Item 8 — “Financial Statements and Supplementary Data.”
      Fiscal 2005 results from continuing operations include a $64.5 million non-cash impairment charge for the Company’s equity investment in Hain and a $9.3 million non-cash charge to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit recorded with these impairment charges in Fiscal 2005. Fiscal 2005 also includes a $27.0 million pre-tax ($18.0 million after-tax) non-cash asset impairment charge related to the anticipated disposition of the HAK vegetable product line in Northern Europe which occurred in Fiscal 2006.
      Fiscal 2004 results from continuing operations include a gain of $26.3 million ($13.3 million after-tax) related to the disposal of the bakery business in Northern Europe, costs of $16.6 million pretax ($10.6 million after-tax), primarily due to employee termination and severance costs related to on-going efforts to reduce overhead costs, and $4.0 million pretax ($2.8 million after-tax) due to the write down of pizza crust assets in the United Kingdom.
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
      Fiscal 2002 results from continuing operations include net restructuring and implementation costs of $10.5 million pretax ($7.1 million after-tax) for the Streamline initiative.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      The H.J. Heinz Company has been a pioneer in the food industry for 137 years and possesses one of the world’s best and most recognizable brands— Heinz®. While the Company has prospered for a long time, we are constantly finding new ways to capitalize on emerging consumer trends and better methods of doing business. Over the past several years, we have been making great progress in simplifying and focusing the Company on our core businesses. This strategic transformation has been a long journey that began with the spin-off of our non-core U.S. businesses in December 2002, and has continued throughout Fiscal 2006, culminating with the recently completed sales of our European Seafood and New Zealand Poultry businesses.
      We are very pleased that the portfolio realignment portion of the transformation strategy is now virtually finished. We have a few, non-core, geographically-isolated divestitures to complete, but with the majority of divestitures behind us, we can now sharpen our focus on growing our three core categories of Ketchup & Sauces, Meals & Snacks and Infant Food, where we have competitive advantages and leadership positions. The portfolio realignment has resulted in the divesture of approximately 20 non-core product lines/businesses and has generated proceeds of approximately $1 billion. More than 90% of sales are in our three core categories and approximately 60% of sales are generated by our top 10 brands, making Heinz one of the most focused companies in the packaged food industry.

Progress Update
      Over the past several years, the results of our strategic transformation have established a much stronger foundation upon which we believe the Company is positioned to build consistent, sustainable growth. Under this plan, we:

•	Successfully divested non-core U.S. businesses in a $2.3 billion, tax-free spin-off in Fiscal 2003. This simplified our U.S. business and enabled us to upgrade talent, processes and systems. We have driven growth through innovation in the iconic Heinz® Ketchup brand, Smart Ones® nutritional meals, Ore-Ida® frozen potatoes and Classico® pasta sauces.

•	Implemented a similar transformational plan in our Pacific operations of Australia and New Zealand. In these two business units, the Company simplified the structure, upgraded talent, streamlined processes and accelerated innovation. As a consequence, sales have grown at double-digit rates and operating profits in the Pacific operations have more than doubled from Fiscal 2003 through 2006.

•	From Fiscal 2002 through 2006, we have significantly outpaced the industry in working capital efficiency improvements, by lowering our cash conversion cycle by 36 days to 56 days for Fiscal 2006. We also maintained capital spending at an average rate of 2.4% of sales, one of the lowest in the industry.

•	Acquired highly-targeted businesses to further strengthen our leadership position in the three core categories, including the Petrosoyuz (condiments and sauces) business in Russia and the iconic HP® and Lea & Perrins® sauces brands.

•	Returned over $4 billion to shareholders over the last four years through the dividend derived from the spin-off to Del Monte, the annual dividend program and share repurchases.
      As a result of all these actions, we believe Heinz has become a stronger and more focused company.

Growth Strategy
      Looking forward, we are excited about the opportunity to build on our stronger foundation. We will pursue the following strategies to achieve our goal of becoming the world leader in our three categories of Ketchup & Sauces, Meals & Snacks and Infant Food:

1. Drive Profitable Growth:

With a more focused portfolio, Heinz will devote its energy and resources primarily to the six major developed markets of the U.S., Canada, U.K., Italy, Western Europe and Australia/New Zealand. In these markets, Heinz will increase consumer insights to improve value to customers and consumers.

We will also focus on the key emerging markets of Russia, India, China, Indonesia and Poland. These markets represent over 40% of the world’s population and 15% of the world’s GDP growth. Heinz has good, profitable businesses in each of these markets and will be looking to drive strong growth with products designed for local tastes and cultures.

2. Further Simplify the Business:

Heinz will continue to improve its effectiveness and reduce complexity by:

•	Pruning those few remaining businesses that do not fit with our long-term strategy;

•	Eliminating non-value-added facilities and SKU’s;

•	Continued de-layering of the organization; and

•	Establishing best-in-class processes and systems around the globe.

3. Reduce Costs to Improve Margins:

In the face of recent increases in fuel, commodity, pension and compliance costs, Heinz has plans to improve gross margins and operating margins. These plans include initiatives to drive efficiency in trade spending, enhance sales mix, accelerate global procurement, improve supply chain processes/tools and reduce general and administrative costs. All of these initiatives are expected to improve operating margins and provide the fuel for additional growth.

4. Achieve Operational Excellence:

We continue to attract, develop and retain great leadership and talent. Our key leaders are instilling the discipline to establish exceptional Sales & Operating Planning processes and are supporting this process with best-in-class systems, such as SAP, Siebel, MEI and Manugistics. Through this focus by senior management and the Board of Directors, we are establishing ehnanced organizational capabilities and performance.

5. Drive Cash Flow to Improve Shareholder Value:

Building from our increased cash flow from operations over the last few years, we intend to continue driving cash flow to leverage value. Going forward, the key sources of cash flow are expected to be faster earnings growth, continued reduction of the cash conversion cycle (CCC), strong discipline on capital spending and the sale of underutilized assets (including additional pruning of the portfolio).
Strategic Transformation
      The following is a more detailed discussion of the effects of our strategic transformation initiatives and results of our operations for the past three years.

HP/ LP Acquisition
      In August 2005, the Company acquired HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited (collectively referred to as “HPF”) for a purchase price of approximately $877 million. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, the United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrin® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. In March 2006, the British Competition Commission formally cleared this acquisition, concluding that the acquisition may not be expected to result in a substantial lessening of competition within the markets for tomato ketchup, brown sauce, barbeque sauce, canned baked beans and canned pasta in the United Kingdom.

Heinz Global Innovation and Quality Center
      In September 2005, the Company opened the Heinz Global Innovation and Quality Center and announced a significant commitment to product development and quality to better align with consumer desires. Located north of Pittsburgh, the 100,000-square-foot facility is Heinz’s global hub for research and development and home to more than 100 chefs, food technologists, researchers and package designers, plus experts in nutrition and quality assurance. The center provides technical direction, assistance and advice to Heinz business units worldwide.
      Housed at the Heinz Global Innovation and Quality Center is its International Center for Excellence in Ketchup & Sauces, a repository of technology and a knowledge base for tomatoes. A multi-national team operates out of key growing and processing regions worldwide and studies all facets of the tomato. They are seeking an understanding of the anti-oxidant lycopene and its means to enhance health and well-being. Botanists and agronomists are constantly developing proprietary tomato hybrids to bolster field yields, enhance color and flavor and to better withstand cooking and packing operations. Heinz technologists are reviewing every production phase from paste to packaging.

Discontinued Operations
      During the past several years, the Company has focused on exiting non-strategic business operations. Certain of these businesses which were sold are accounted for as discontinued operations.
      In the fourth quarter of Fiscal 2006, the Company completed the sale of the European seafood business, which included the brands of John West®, Petit Navire®, Marie Elisabeth® and Mareblu®. The Company received net proceeds of $469.3 million for this disposal and recognized a $199.8 million pretax ($122.9 million after tax) gain which has been recorded in discontinued operations. Also in the fourth quarter of Fiscal 2006, the Company completed the sale of the Tegel® poultry business in New Zealand and received net proceeds of $150.4 million, and recognized a $10.4 million non-taxable gain, which is also recorded in discontinued operations.
      In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $688.0 million (partial year), $808.8 million and $788.7 million and net income of $169.1 million (net of $90.2 million in tax expense), $47.8 million (net of $23.3 million in tax expense), and $63.5 million (net of $37.5 million in tax expense) for the years ended May 3, 2006, April 27, 2005 and April 28, 2004, respectively.
      In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $33.7 million, $16.9 million and $25.3 million for the years ended May 3, 2006, April 27, 2005 and April 28, 2004, respectively.

Transformation Costs
      In executing our strategic transformation, the Company has incurred the following associated costs. These costs are directly linked to the Company’s transformation strategy.

Reorganization Costs
      The Company recorded pretax integration and reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $124.7 million ($80.3 million after tax) in Fiscal 2006. Approximately 1,000 positions were eliminated as a result of this program, primarily in the General & Administrative (“G&A”) area. Additionally, pretax costs of $22.0 million ($16.3 million after tax) were incurred in Fiscal 2006, primarily as a result of the strategic reviews related to the portfolio realignment.
      The total impact of these initiatives on continuing operations in Fiscal 2006 was $146.7 million pre-tax ($96.6 million after-tax), of which $17.4 million was recorded as costs of products sold and $129.3 million in selling, general and administrative expenses (“SG&A”). In addition, $10.5 million was recorded in discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $51.6 million at May 3, 2006, most of which will be paid during the first quarter of Fiscal 2007.
      There were no reorganization costs incurred in Fiscal 2005. During Fiscal 2004, the Company recognized $16.6 million pretax ($10.6 million after tax) of reorganization costs. These costs are recorded as a component of SG&A and were primarily due to employee termination and severance costs. Management estimates that these actions impacted approximately 100 employees.

Other Divestitures/ Impairment Charges
      As a result of the finalization of the strategic reviews related to the portfolio realignment, the following non-core businesses and product lines were sold in Fiscal 2006 or are anticipated to be sold in Fiscal 2007, and, accordingly, the following gains/(losses) or non-cash asset impairment charges have been recorded in continuing operations during Fiscal 2006:

Business or Product Line	Segment	Pre-Tax	After-Tax

		(in millions)

Loss on sale of Seafood business in Israel	Other Operating	$(15.9)	$(15.9)
Impairment charge on Portion Pac Bulk product line	U.S. Foodservice	(21.5)	(13.3)
Impairment charge on U.K. Frozen and Chilled product lines	Europe	(15.2)	(15.2)
Impairment charge on European production assets	Europe	(18.7)	(18.7)
Impairment charge on Noodle product line in Indonesia	Asia/Pacific	(15.8)	(8.5)
Impairment charge on investment in Zimbabwe business	Other Operating	(111.0)	(105.6)
Other	Various	(1.5)	0.5

Total		$(199.6)	$(176.7)

      Of the above pre-tax amounts, $74.1 million was recorded in cost of products sold, $15.5 million in SG&A, $111.0 million in asset impairment charges for cost and equity investments, and $(1.0) million in other expense.
      Also during the third quarter of Fiscal 2006, the Company sold its equity investment in The Hain Celestial Group, Inc. (“Hain”) and recognized a $6.9 million ($4.5 million after-tax) loss which is recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million. During the third quarter of Fiscal 2005, the Company recognized a $64.5 million impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. Due to the uncertainty of realizability and executing possible tax planning strategies, the Company recorded a valuation allowance of $27.3 million against the potential tax benefits primarily related to the Hain impairment. This valuation allowance was subsequently released in Fiscal 2006 based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period. See further discussion in Note 7, “Income Taxes” in Item 8—“Financial Statements and Supplementary Data.”
      In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) related to the HAK® vegetable product line which was sold in Fiscal 2006.
      During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of SG&A. This sale impacted approximately 70 employees. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which have been included as a component of cost of products sold.

Other Non-recurring — American Jobs Creation Act
      In Fiscal 2006 the Company repatriated $1.3 billion of cash from foreign subsidiaries. The following table summarizes the nature of these repatriations:

In millions

Non-taxable repatriations	$472.7
Taxable repatriations:
Planned at beginning of Fiscal 2006:
Eligible for AJCA	162.5
Not eligible for AJCA	12.1
Incremental dividends:
Eligible for AJCA	425.4
Not eligible for AJCA	253.5

Total cash repatriations	$1,326.2

      The American Jobs Creation Act (“AJCA”) provides a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During Fiscal 2006, in order to utilize the beneficial provisions of the AJCA, the Company repatriated amounts incremental to its original business plan in the amount of $253.5 million to satisfy the Base Period dividend requirement and $425.4 million that qualified under the AJCA (the “Qualified Dividends”). In addition, $162.5 million of $174.6 million of previously planned dividends also qualified under the AJCA. The Company incurred a tax charge of $28.9 million on total Base Period dividends, $7.6 million of which is incremental to the tax already accrued on the $162.5 million of qualifying previously planned dividends. The Fiscal 2006 net tax cost related to the $587.9 million of Qualified Dividends is $9.7 million. The $7.6 million of incremental tax related to the Base Period dividends and the $9.7 million of tax related to the Qualified Dividends were recorded as part of tax expense related to special items. The total impact of the AJCA on tax expense for Fiscal 2006 was $17.3 million, of which $24.4 million of expense was recorded in continuing operations and $7.1 million was a benefit in discontinued operations.

Results of Continuing Operations
      The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended

	May 3,	April 27,	April 28,
	2006	2005	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Ketchup and sauces	$3,530,346	$3,234,229	$3,047,662
Meals and snacks	3,876,743	3,680,920	3,309,831
Infant foods	863,943	855,558	908,469
Other	372,406	332,749	359,869

Total	$8,643,438	$8,103,456	$7,625,831

Fiscal Years Ended May 3, 2006 and April 27, 2005
      Sales for Fiscal 2006 increased $540.0 million, or 6.7%, to $8.6 billion. Sales were favorably impacted by a volume increase of 3.8% driven primarily by the North American Consumer Products segment, as well as the Australian, Indonesian and Italian businesses. These volume increases were partially offset by declines in the European frozen food business. Pricing decreased sales slightly, by 0.1%, as improvements in Latin America, Indonesia and North America were offset by declines in Australia, U.K and Northern Europe. Acquisitions, net of divestitures, increased sales by 4.4%. Foreign exchange translation rates decreased sales by 1.5%.
      Gross profit increased $59.5 million, or 2.0%, to $3.1 billion, primarily due to the favorable impact of acquisitions and higher sales volume, partially offset by unfavorable exchange translation rates. The gross profit margin decreased to 35.8% from 37.4% mainly due to the strategic transformation costs previously discussed, pricing declines in the Europe segment, particularly in Northern Europe and in the U.K. and due to increased commodity costs, particularly in the North American and Indonesian businesses.
      SG&A increased $227.4 million, or 13.0%, to $2.0 billion, and increased as a percentage of sales to 22.9% from 21.6%. The increase as a percentage of sales is primarily due to the $144.8 million (1.7% of sales) of strategic transformation costs discussed above, the impact of acquisitions, and higher fuel and transportation costs. These increases were partially offset by decreased G&A in Europe, due primarily to the elimination of European Headquarters and reduced litigation costs.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $108.8 million, or 5.3%, to $2.2 billion on a gross sales increase of 6.5%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $107.0 million, or 5.9%, to $1.9 billion. This increase is largely a result of increased trade promotion spending in the U.K. and Australia and the impact of acquisitions. These increases were partially offset by decreases in the Italian infant nutrition business and foreign exchange translation rates. Marketing support recorded as a component of SG&A increased $1.8 million, or 0.7%, to $269.4 million, as increases from acquisitions were largely offset by declines in the U.K.
      Operating income decreased $167.9 million, or 13.1%, to $1.1 billion. Net interest expense increased $78.0 million, to $283.1 million due to higher average interest rates and higher average debt in Fiscal 2006 due to acquisitions and share repurchases.
      Fiscal 2006 income from continuing operations was unfavorably impacted by the $111.0 million write down of the Company’s net investment in Zimbabwe. The prior year includes the non-cash impairment charges totaling $73.8 million related to the cost and equity investments previously discussed. Other expenses, net, increased $11.1 million to $26.1 million primarily due to the loss on the sale of equity investments in the current year.

      The current year effective tax rate was 36.2% compared to 30.3% for the prior year. The increase in the effective tax rate is primarily the result of increased costs of repatriation including the effects of the AJCA, a reduction in tax benefits associated with tax planning, increased costs associated with audit settlements and the write-off of investment in affiliates for which no tax benefit could be recognized, offset by the reversal of valuation allowances, the benefit of increased profits in lower tax rate jurisdictions and a reduction in tax reserves.
      Income from continuing operations was $442.8 million compared to $688.0 million in the prior year, a decrease of 35.6%. Diluted earnings per share from continuing operations was $1.29 in the current year compared to $1.95 in the prior year.
FISCAL YEAR 2006 OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $297.3 million, or 13.2%, to $2.6 billion. Volume increased significantly, up 7.7%, as a result of strong growth in Heinz® ketchup, TGI Friday’s® and Delimex® brands of frozen snacks, Classico® pasta sauces, Smart Ones® frozen entrees and in Ore-Ida® potatoes. Pricing was up 0.4% and the HPF and Nancy’s acquisitions increased sales 3.9%. Divestitures reduced sales 0.1% and favorable Canadian exchange translation rates increased sales 1.3%.
      Gross profit increased $106.6 million, or 11.3%, to $1.0 billion, driven primarily by volume growth and acquisitions. The gross profit margin declined to 41.1% from 41.8%, primarily due to increased commodity costs and a benefit in the prior year from the favorable termination of a long-term co-packing arrangement with a customer. Operating income increased $52.9 million, or 10.0%, to $583.4 million, due to the increase in gross profit, partially offset by increased Selling and Distribution costs (“S&D”), primarily due to acquisitions and increased volume, $6.6 million of transformation costs, and increased Research and Development costs (“R&D”) associated with the new Heinz Global Innovation and Quality Center.
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $66.0 million, or 4.4%, to $1.6 billion. The acquisition of AAI and Kabobs, Inc. increased sales 3.9%. Volume increased sales 0.2%, as increases in Truesoups frozen soups were partially offset by declines in Heinz® ketchup. Pricing increased sales 0.3% as increases in custom recipe tomato products and frozen desserts were partially offset by declines in ketchup.
      Gross profit decreased $21.2 million, or 4.6%, to $436.3 million, as the favorable benefit of the AAI acquisition was partially offset by $7.5 million of reorganization costs discussed above and a $21.5 million impairment charge for the planned sale of the Portion Pac Bulk product line. The gross profit margin decreased to 27.8% from 30.4% primarily due to the reorganization costs and the asset impairment charge, as well as increased commodity and fuel costs. Operating income decreased $47.5 million, or 21.1%, to $177.3 million, chiefly due to $34.8 million of reorganization and asset impairment charges and increased SG&A, largely due to higher fuel and distribution costs and marketing support.
Europe
      Heinz Europe’s sales increased $79.1 million, or 2.7%, to $3.0 billion. The HPF and Petrosoyuz acquisitions increased sales 9.1%. Volume increased 1.2%, principally due to the Italian infant feeding business, convenience meals in Poland and the U.K., and ketchup growth across Europe. These increases were partially offset by the frozen foods business in the U.K., resulting from general category softness. Lower pricing decreased sales 1.4%, driven by increased promotional spending in the U.K on Heinz® soup, partially offset by price increases on Heinz® beans and improvements in the Italian infant feeding business. Divestitures reduced sales 1.8%, and unfavorable exchange translation rates decreased sales by 4.3%.
      Gross profit decreased $10.9 million, or 1.0%, to $1.1 billion, and the gross profit margin decreased to 37.6% from 39.0%. These decreases are primarily due to $36.3 million of transformation costs previously discussed, unfavorable exchange translation rates, decreased pricing in the U.K and higher manufacturing costs in Northern Europe. Operating income decreased $85.8 million, or 17.2%, to $414.2 million, due largely to the gross profit decrease, unfavorable exchange translation rates and the $112.2 million of transformation costs discussed above, partially offset by the favorable impact of acquisitions, reduced G&A and decreased marketing expense in the U.K.
Asia/ Pacific
      Sales in Asia/ Pacific increased 7.6%. Volume increased sales 8.1%, reflecting double-digit volume growth in Australia along with strong performances in the Watties business and in Indonesia. These increases reflect new product introductions and increased promotional programs. Unfavorable exchange translation rates decreased sales by 1.0%, while lower pricing reduced sales 0.5%, primarily in the Australian business. The acquisition of LongFong in China, net of a small divestiture, increased sales 1.1%.
      Gross profit decreased $16.1 million, or 4.6%, to $335.3 million, and the gross profit margin declined to 30.0% from 33.9%. These declines were primarily a result of an $18.8 million asset impairment charge on an Indonesian noodle product line to be divested and increased commodity and manufacturing costs in Indonesia and China, partially offset by the favorable impact of acquisitions and sales volume. Operating income decreased $27.9 million, or 24.7%, to $85.2 million, primarily due to the decline in gross profit margin, increased S&D and $10.2 million of reorganization costs related to targeted workforce reductions discussed above.
Other Operating Entities
      Sales for Other Operating Entities increased 4.6%. Volume increased 3.8% reflecting strong infant feeding sales in Latin America and beverage sales in India. Higher pricing increased sales by 6.2%, largely due to price increases and reduced promotions in Latin America. Divestitures, net of acquisitions, reduced sales by 2.6%, and foreign exchange translation rates reduced sales by 2.8%.
      Gross profit increased $5.0 million, or 3.9%, to $132.8 million, due mainly to increased pricing which was partially offset by $5.8 million in asset impairment charges previously discussed. Operating income decreased $16.9 million, to $17.9 million, as the increase in gross profit was more than offset by the $27.9 million in transformation costs primarily related to divestitures. In addition, last year’s results include the proceeds of an agreement related to the recall in Israel.
      As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. This investment is included in other non-current assets on the consolidated balance sheet as of April 27, 2005. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write down the Zimbabwe investment relates to management’s determination that this investment is not a core business and, as a consequence, the Company will explore strategic options to exit this business. Management’s determination is based on a current evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, further instability in the local currency and the uncertainty regarding the ability to source raw material in the future.

Fiscal Years Ended April 27, 2005 and April 28, 2004
      Sales for Fiscal 2005 increased $477.6 million, or 6.3%, to $8.10 billion. Sales were favorably impacted by volume growth of 2.4% and exchange translation rates of 3.5%. The favorable volume was primarily a result of strong increases in the North American Consumer Products and U.S. Foodservice segments. Net pricing remained consistent as increases in the North American Consumer Products and U.S. Foodservice segments and U.K. convenience meals were offset by the restage of our Italian infant nutrition business, market price pressures impacting the trade in Northern Europe, and a $34.1 million charge for trade spending for the Italian infant nutrition business. The trade spending charge in the Italian infant nutrition business related to prior years and reflected an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. Acquisitions, net of divestitures, increased sales by 0.4%. Domestic operations contributed approximately 42% of consolidated sales in Fiscal 2005 and Fiscal 2004.
      Gross profit increased $141.0 million, or 4.9%, to $3.03 billion; the gross profit margin decreased to 37.4% from 37.9%. The decrease in the gross profit margin is mainly due to increased commodity and fuel costs, the trade spending charge for the Italian infant nutrition business discussed above and a $27.0 million non-cash asset impairment charge related to the disposition of the HAK® vegetable product line in Northern Europe in early Fiscal 2006. The 4.9% increase in gross profit is primarily a result of higher volume and favorable exchange translation rates. Fiscal 2004’s gross profit was unfavorably impacted by the write-down of U.K. pizza crust assets totaling $4.0 million.
      SG&A increased $135.6 million, or 8.4%, to $1.75 billion, and increased as a percentage of sales to 21.6% from 21.2%. The increase as a percentage of sales is primarily due to the $26.3 million gain recorded on the sale of the Northern European bakery business in Fiscal 2004 and increased S&D and General and Administrative expenses (“G&A”) in Fiscal 2005. The increase in S&D is largely a result of higher fuel and transportation costs, and the increase in G&A is chiefly due to employee-related expenses, litigation costs, and professional fees related to various projects across the Company, including increased administrative costs associated with Section 404 of Sarbanes-Oxley. These increases were partially offset by decreased marketing expense, primarily in Europe. Fiscal 2004’s SG&A was unfavorably impacted by reorganization costs totaling $12.2 million. Operating income increased $5.4 million, or 0.4%, to $1.28 billion.
      Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $50.0 million, or 2.5%, to $2.07 billion on a sales increase of 6.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $63.0 million, or 3.6%, to $1.80 billion, which is largely a result of foreign exchange translation rates and the Italian infant nutrition business, partially offset by reduced trade promotion spending in the U.S. Consumer Products and the U.K. businesses. Marketing support recorded as a component of SG&A decreased $13.1 million, or 4.7%, to $267.5 million, primarily in the Europe segment.
      Net interest expense increased $18.3 million, to $205.1 million. Net interest expense was unfavorably impacted by higher interest rates during Fiscal 2005, partially offset by the benefits of lower average net debt. Fiscal 2005 income from continuing operations was also unfavorably impacted by the $73.8 million non-cash impairment charges discussed previously. Other expenses, net, decreased $6.7 million, resulting primarily from the impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 150, which required the prospective classification of the quarterly preferred dividend on Heinz Finance Company’s $325 million of mandatorily redeemable preferred shares from other expenses to interest expense beginning in the second quarter of Fiscal 2004.
      The effective tax rate for Fiscal 2005 was 30.3% compared to 33.0% in Fiscal 2004. The reduction in the effective tax rate is attributable to changes to the capital structure in several foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, reduction of the charge associated with remittance of foreign dividends and the settlement of tax audits, partially offset by the impairment charges and other operating losses for which no tax benefit can currently be recorded. In addition, the Fiscal 2004 effective tax rate was unfavorably impacted by 0.4 percentage points due to the sale of the Northern European bakery business.
      Income from continuing operations for Fiscal 2005 was $688.0 million compared to $715.5 million in Fiscal 2004, a decrease of 3.8%. Diluted earnings per share was $1.95 in Fiscal 2005 compared to $2.02 in Fiscal 2004, down 3.5%.
      The impact of fluctuating exchange rates for Fiscal 2005 remained relatively consistent on a line-by-line basis throughout the consolidated statement of income.
FISCAL YEAR 2005 OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
      Sales of the North American Consumer Products segment increased $191.9 million, or 9.3%, to $2.26 billion. Sales volume increased 5.7% due to significant growth in Ore-Ida® frozen potatoes and SmartOnes® frozen entrees, aided by the introduction of Ore-Ida® Extra Crispy Potatoes, new microwavable Easy Fries®, and several new SmartOnes® frozen entrees. Strong performance in Boston Market HomeStyle® meals and in the frozen snack brands of Delimex®, Bagel Bites® and TGI Friday’s®, as well as new distribution related to a co-packing agreement also contributed to the volume increase. Pricing increased sales 2.7% largely due to reduced trade spending and decreased product placement fees on SmartOnes® frozen entrees and Ore-Ida® potatoes, as well as increased price related to Classico® pasta sauces and Heinz® ketchup. Sales increased 1.6% due to the Fiscal 2004 acquisition of the Canadian business of Unifine Richardson B.V., which manufactures and sells salad dressings, sauces and dessert toppings. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet Food® and Rosetto® pasta to Hain in the first quarter. Exchange translation rates increased sales 0.9%.
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
U.S. Foodservice
      Sales of the U.S. Foodservice segment increased $75.2 million, or 5.3%, to $1.50 billion. Sales volume increased sales 2.9% due to growth in Heinz® ketchup, strong performance on Truesoups® frozen soup and growth in custom recipe tomato products. Higher pricing increased sales by 1.5%, as price increases were initiated to offset fuel and commodity cost pressures. Acquisitions increased sales 0.9%, due to the Fiscal 2004 acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.
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

Europe
      Heinz Europe’s sales increased $137.9 million, or 5.0%, to $2.91 billion. Favorable exchange translation rates increased sales by 7.6%. Volume increased 0.2% as increases in Heinz® ketchup resulting from the successful introduction of the Top Down bottle, increases in frozen desserts in the U.K., share gains from the successful restage of the Italian infant nutrition business, new products in U.K. frozen potatoes and increases in Heinz® ready-to-serve soups were partially offset by declines in frozen entrees in the U.K. and jarred vegetables in Northern Europe. Lower pricing decreased sales 2.1%, primarily due to the restage of the Italian infant nutrition business, the trade spending charge in the Italian infant nutrition business and increased promotional activity in The Netherlands. The $34.1 million trade spending charge in the Italian infant nutrition business related to prior years and reflected an under-accrual quantified as the Company was upgrading trade management processes and systems in Italy. These decreases were partially offset by price increases in Heinz® beans and ready-to-serve soups in the U.K. Divestitures reduced sales 0.7%.
      Gross profit decreased $9.7 million, or 0.8%, to $1.14 billion, and the gross profit margin decreased to 39.0% from 41.3%. The decrease in gross profit margin is primarily related to lower pricing as discussed above, increased commodity and production costs, particularly in the UK business, and a $27.0 million asset impairment charge related to the HAK® vegetable product line in Northern Europe. These decreases were partially offset by supply chain improvements in The Netherlands. Gross profit in Fiscal 2004 was unfavorably impacted by the write-down of the U.K. pizza crust assets totaling $4.0 million. Operating income decreased $74.7 million, or 13.0%, to $500.0 million, largely due to the decrease in gross profit, the gain recognized in the prior year on the sale of the Northern European bakery business, and increased G&A. The increase in G&A is largely due to increased pension costs, litigation costs and professional fees from various projects across Europe.
Asia/ Pacific
      Sales in Asia/ Pacific increased $50.6 million, or 5.1%, to $1.04 billion. Favorable exchange translation rates increased sales by 3.2%. Volume increased sales 1.4%, chiefly due to new product introductions in the frozen foods and convenience meals categories in the Australia and New Zealand businesses. These were partially offset by the discontinuation of an Indonesian energy drink and volume declines in China. The volume decline in China was due primarily to an industry-related recall issue pertaining to the colorant Sudan I. Lower pricing reduced sales 0.8%. The acquisition of Shanghai LongFong Foods, a maker of popular frozen Chinese snacks and desserts, increased sales 2.9%. The divestiture of a Korean oils and fats product line reduced sales 1.6%.
      Gross profit increased $16.8 million, or 5.0%, to $351.4 million. The gross profit margin remained consistent at 33.9% as lower pricing and increased commodity costs were offset by cost improvements in Australia and New Zealand. Operating income increased $5.1 million, or 4.7%, to $113.1 million, primarily due to the increase in gross profit, partially offset by increased SG&A, resulting primarily from exchange translation rates and increased volume.
Other Operating Entities
      Sales for Other Operating Entities increased $22.0 million, or 5.9%, to $396.6 million. Volume increased 1.2% due primarily to strong sales of ketchup and beverages in India and new product launches in Latin America, partially offset by lower sales in Israel, following a product recall in the third quarter of Fiscal 2004. Lower pricing reduced sales by 2.2%, mainly due to decreases in Latin America as a result of market price pressures and price declines in Israel resulting from the effects of the recall. The Fiscal 2004 acquisition of a frozen food business in South Africa increased sales by 5.8%. Exchange translation rates increased sales 1.0%.

      Gross profit increased $7.7 million, or 6.4%, to $127.9 million. Operating income increased $4.8 million, primarily due to the acquisition in South Africa.
Liquidity and Financial Position
      Cash provided by operating activities in Fiscal 2006 was $1.1 billion, a decrease of $85.8 million from the prior year. The decrease in Fiscal 2006 versus Fiscal 2005 is primarily due to unfavorable movement in inventories and the timing of income tax payments, partially offset by favorable movement in accounts payable and accrued expenses. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of 2 days in Fiscal 2006 compared to Fiscal 2005. This improvement was led by a reduction in days in inventory (DII) of 4 days.
      During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations, resulting in a step-up in the tax basis of certain assets. As a consequence, the Company incurred a foreign income tax liability of $125 million, which was offset by an equal amount of a prepaid tax asset. The tax liability was paid in the third quarter of Fiscal 2005. The prepaid tax asset is being amortized to tax expense to match the amortization of the stepped up tax basis in the assets. As a result of the step-up, the Company expects to realize a tax benefit in excess of the tax liability paid. Accordingly, cash flow and tax expense are expected to improve by $120 million over the amortization period.
      Cash used for investing activities totaled $451.8 million compared to $264.1 million last year. Capital expenditures were $230.6 million (2.7% of sales) compared to $240.7 million (2.7% of sales) last year. Acquisitions required $1.1 billion in Fiscal 2006 primarily related to the Company’s purchase of HPF, Nancy’s Specialty Foods, Inc., Kabobs, Inc., and Petrosoyuz, compared to $126.5 million in the prior year, which related to the purchase of Appetizer’s And, Inc. and to the purchase of a controlling interest in Shanghai LongFong Foods. Proceeds from divestitures provided $856.7 million in the current year, related primarily to the sales of the European seafood and Tegel® poultry businesses, the sale of the Company’s equity investment in Hain and the sale of the HAK® vegetable product line in Northern Europe. In Fiscal 2005, proceeds from divestitures provided $51.2 million related primarily to the sale of an oil and fats product line in Korea.
      Cash used for financing activities totaled $1.3 billion compared to using $1.05 billion last year. Proceeds from short-term debt and commercial paper were $298.5 million this year compared to $26.5 million in the prior year. Payments on (net of proceeds from) long-term debt were $497.0 million compared to $480.5 million in the prior year, as the Company retired Euro-denominated long-term debt of €418 million and €300 million in Fiscals 2006 and 2005, respectively. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $681.3 million this year compared to $212.0 million in the prior year, in line with the Company’s plans of reducing shares outstanding. Dividend payments totaled $408.2 million, compared to $398.9 million for the same period last year, reflecting the increase in the annual dividend on common stock.
      On June 1, 2006, the Company announced that its Board of Directors approved a 16.7% increase in the annual dividend on common stock for Fiscal 2007 (from 30 cents to 35 cents per quarter), effective with the July 2006 dividend. Fiscal 2007 dividends are expected to approximate $450 million. Also, the Company announced that it anticipates repurchasing approximately $1 billion of its stock over the next two fiscal years.
      At May 3, 2006, the Company had total debt of $4.4 billion and cash and cash equivalents of $445.4 million as compared to total debt of $4.7 billion and cash and cash equivalents of $1.1 billion at Fiscal 2005 year-end. In the fourth quarter of Fiscal 2006, the Company used cash on hand and a portion of the proceeds from the European seafood and Tegel® poultry divestitures to reduce commercial paper borrowings, to repay long-term debt that matured and repurchase other long-term debt in the open market.

      Return on average shareholders’ equity (“ROE”) is calculated by taking net income divided by average shareholders’ equity. Average shareholders’ equity is a five-point quarterly average. ROE was 29.1% in Fiscal 2006, 34.4% in Fiscal 2005 and 51.6% in Fiscal 2004. Fiscal 2006 ROE was unfavorably impacted by 6.5% due to the previously discussed strategic transformation costs. ROE in Fiscal 2005 was unfavorably impacted by increased average equity reflecting fluctuations in foreign exchange translation rates. In addition, ROE was unfavorably impacted by 4.2% in Fiscal 2005 related to the asset impairment charges.
      Pretax return on average invested capital (“ROIC”) is calculated by taking income before income taxes, less net interest expense, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents, short-term investments and the value of interest rate swaps. ROIC was 19.3% in Fiscal 2006, 21.7% in Fiscal 2005 and 24.7% in Fiscal 2004. Fiscal 2006 ROIC was unfavorably impacted by higher average debt and by 5.5% related to the previously discussed strategic transformation costs. ROIC was unfavorably impacted by 1.7% in Fiscal 2005 related to the asset impairment charges for the HAK® vegetable product line, the equity investment in Hain and the cost-basis investment in a grocery industry-sponsored e-commerce business venture. ROIC was favorably impacted by 0.1% in Fiscal 2004 related to the gain on the disposal of a bakery business in Northern Europe offset by reorganization costs and the write down of pizza crust assets in the United Kingdom.
      The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow, and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.
      On December 1, 2005, the Company remarketed the $800 million remarketable securities and amended the terms of the securities so that the securities will be remarketed every third year rather than annually. The next remarketing is scheduled for December 1, 2008.
      In the third quarter of Fiscal 2006, Moody’s changed the Company’s long-term debt rating from A3 to Baa1. The Company’s long-term debt rating was A- at Standard & Poors. Both Moody’s and Standard & Poors have placed the Company’s ratings under review for possible downgrades.
      In Fiscal 2006, cash required for reorganization costs, related to both workforce reductions and strategic review costs, was approximately $87.7 million pre-tax. On-going savings relative to these initiatives were approximately $25 million in Fiscal 2006 and are anticipated to be approximately $45 million in Fiscal 2007.
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

      The following table represents the contractual obligations of the Company as of May 3, 2006.

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

Long Term Debt	$333	$625,314	$589,361	$3,136,114	$4,351,122
Capital Lease Obligations	8,190	19,305	18,277	64,404	110,176
Operating Leases	73,097	115,459	81,198	211,425	481,179
Purchase Obligations	770,202	771,553	300,245	56,699	1,898,699
Other Long Term Liabilities Recorded on the Balance Sheet	98,951	198,494	196,468	164,658	658,571

Total	$950,773	$1,730,125	$1,185,549	$3,633,300	$7,499,747

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
      Foreign Exchange Rate Sensitivity: The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company’s global operations. The Company manufactures and sells its products in a number of locations around the world, and hence foreign currency risk is diversified.
      The Company may attempt to limit its exposure to changing foreign exchange rates through both operational and financial market actions. These actions may include entering into forward contracts, option contracts, or cross currency swaps to hedge existing exposures, firm commitments and forecasted transactions.

      The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)

	May 3, 2006	April 27, 2005	May 3, 2006	April 27, 2005

	(Dollars in millions)
Purpose of Hedge:
Intercompany cash flows	$652	$737	$5.4	$(1.7)
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	346	417	(1.3)	(7.1)
Forecasted sales and foreign currency denominated assets	153	115	(4.3)	1.8
Net investments in foreign operations	1,855	—	(42.2)	—

	$3,006	$1,269	$(42.4)	$(7.0)

      As of May 3, 2006, the Company’s foreign currency contracts mature within two years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.
      Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 14 to the consolidated financial statements.)
      Interest Rate Sensitivity: The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $4.4 billion and $4.7 billion at May 3, 2006 and April 27, 2005, respectively. The Company’s debt obligations are summarized in Note 8 to the consolidated financial statements.
      In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of May 3, 2006, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.4 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	May 3, 2006	April 27, 2005

	(Dollars in millions)
Pay floating swaps—notional amount	$2,615.4	$2,767.4
Net unrealized (losses)/gains	$(1.4)	$186.1
Weighted average maturity (years)	10.0	11.4
Weighted average receive rate	6.37%	6.37%
Weighted average pay rate	5.07%	2.95%
      The Company had interest rate contracts with a total notional amount of $107.6 million at May 3, 2006 and April 27, 2005 that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and they mature approximately two years from the current fiscal year-end. Net unrealized losses, which are presented as a component of other noncurrent liabilities, related to these interest rate contracts totaled $4.4 million and $2.5 million at May 3, 2006 and April 27, 2005, respectively.
      Effect of Hypothetical 10% Fluctuation in Market Prices: As of May 3, 2006, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect

(Dollars in
millions)
Foreign currency contracts	$298
Interest rate swap contracts	$95
      However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.
Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employees for services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adoption in Fiscal 2007 is anticipated to be approximately $13 million before the impact of income taxes.
Discussion of Significant Accounting Estimates
      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
      Marketing Costs — Trade promotions are an important component of the sales and marketing of the Company’s products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in our estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company’s results of operations depending on how actual results of the programs compare to original estimates.
      We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly and quarterly evaluations of our outstanding coupon accruals that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our actual redemption rates vary from our estimated redemption rates.
      Investments and Long-lived Assets and Property, Plant and Equipment  — Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as market devaluation and inflation which are developed in connection with the Company’s longer-term strategic planning. As each is management’s best estimate on then available information, resulting estimates may differ from actual cash flows.
      Goodwill and Indefinite Lived Intangibles — Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. The Company’s measure of impairment is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company’s longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company’s control.
      Retirement Benefits — The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and obligations related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants use best estimate assumptions for withdrawal and mortality rates to estimate benefit expense. The financial and actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditionals, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.
      The Company recognized pension expense of $77.1 million, $65.6 million and $52.7 million for fiscal years 2006, 2005 and 2004 respectively, which reflected expected return on plan assets of $169.0 million, $168.4 million and $151.1 million, respectively. The Company contributed $64.6 million in Fiscal 2006 compared to $39.9 million in Fiscal 2005 and $201.5 million in Fiscal 2004. The Company expects to contribute approximately $57 million to its pension plans in Fiscal 2007.
      One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate the actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended May 3, 2006, April 27, 2005 and April 28, 2004. For purposes of calculating Fiscal 2007 expense, the weighted average rate of return will remain at approximately 8.2%.
      Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country that the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching to the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending May 3, 2006 was reduced to 5.3% from 5.5% as of April 27, 2005.
      Deferred gains and losses result from actual experience different from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $645.8 million at May 3, 2006. During 2006, the deferred loss amount was positively impacted by actual asset returns greater than expected in the amount of $261.5 million offset partially by the reduction in the average discount rate at May 3, 2006 and other plan experience. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 11 years.
      The Company also provides certain postretirement health care benefits. The postretirement health benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at May 3, 2006 was determined using an average initial health care trend rate of 9.2% which gradually decreases to an average ultimate rate of 4.9% in 2014. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2.0 million and increase the benefit obligation by $18.5 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1.8 million and decrease the benefit obligation by $16.7 million.

Sensitivity of Assumptions
      If we assumed a 100 basis point change in the following assumptions, our Fiscal 2006 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point

	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(355.6)	$422.5
Discount rate used in determining net pension expense	$(33.9)	$36.1
Long-term rate of return on assets used in determining net pension expense	$(23.8)	$23.8
Other benefits
Discount rate used in determining projected benefit obligation	$(23.3)	$24.9
Discount rate used in determining net benefit expense	$(2.3)	$2.8
      Income Taxes — The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating its tax positions. The Company establishes reserves when it becomes probable that a tax return position that it considers supportable may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to the Company’s annual tax rate in the year of resolution. The Company’s tax reserves are presented in the balance sheet principally within accrued income taxes.
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
      The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.
Inflation
      In general, costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years in the United States or in foreign non-hyperinflationary countries. The Company operates in certain countries around the world, such as Venezuela, that have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.
      The impact of inflation on both the Company’s financial position and results of operations is not expected to adversely affect Fiscal 2007 results. The Company’s financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.
Stock Market Information
      H. J. Heinz Company common stock is traded principally on The New York Stock Exchange and the Pacific Exchange, under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2006 approximated 42,000. The closing price of the common stock on The New York Stock Exchange composite listing on May 3, 2006 was $41.88.
      Stock price information for common stock by quarter follows:

	Stock Price Range

	High	Low

2006
First	$37.87	$34.87
Second	37.42	34.01
Third	35.97	33.42
Fourth	42.79	33.48
2005
First	$39.41	$36.30
Second	38.43	34.53
Third	40.61	35.51
Fourth	38.16	35.06

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      This information is set forth in this report in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27 through 29.

[This Page Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data.

Report of Management on Internal Control over Financial Reporting	36
Report of Independent Registered Public Accounting Firm	37
Consolidated Statements of Income	39
Consolidated Balance Sheets	40
Consolidated Statements of Shareholders’ Equity	42
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45
EX-10(A)(XXVII)
EX-10(A)(XXXV)
EX-10(A)(XXXVI)
EX-10(A)(XXXVII)
EX-12
EX-21
EX-24
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

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
      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has used the framework set forth in the report entitled “Internal Control— Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 3, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ William R. Johnson
Chairman, President and
Chief Executive Officer

/s/ Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
June 20, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
H. J. Heinz Company:
We have completed integrated audits of H. J. Heinz Company’s fiscal year 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 3, 2006, and an audit of its fiscal year 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at May 3, 2006 and April 27, 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 3, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 3, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 3, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 20, 2006

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended

	May 3, 2006	April 27, 2005	April 28, 2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(In thousands, except per share amounts)
Sales	$8,643,438	$8,103,456	$7,625,831
Cost of products sold	5,550,364	5,069,926	4,733,314

Gross profit	3,093,074	3,033,530	2,892,517
Selling, general and administrative expenses	1,979,462	1,752,058	1,616,428

Operating income	1,113,612	1,281,472	1,276,089
Interest income	33,190	26,939	24,547
Interest expense	316,296	232,088	211,382
Asset impairment charges for cost and equity investments	110,994	73,842	—
Other expense, net	26,051	14,966	21,686

Income from continuing operations before income taxes	693,461	987,515	1,067,568
Provision for income taxes	250,700	299,511	352,117

Income from continuing operations	442,761	688,004	715,451
Income from discontinued operations, net of tax	202,842	64,695	88,822

Net income	$645,603	$752,699	$804,273

Income Per Common Share:
Diluted
Continuing operations	$1.29	$1.95	$2.02
Discontinued operations	0.59	0.18	0.25

Net Income	$1.89	$2.13	$2.27

Average common shares outstanding—Diluted	342,121	353,450	354,372

Basic
Continuing operations	$1.31	$1.97	$2.03
Discontinued operations	0.60	0.18	0.25

Net Income	$1.90	$2.15	$2.29

Average common shares outstanding—Basic	339,102	350,042	351,810

Cash dividends per share	$1.20	$1.14	$1.08

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	May 3,	April 27,
	2006	2005

	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$445,427	$1,083,749
Receivables (net of allowances: 2006—$16,988 and 2005—$21,844)	1,002,125	1,092,394
Inventories:
Finished goods and work-in-process	817,037	974,974
Packing material and ingredients	256,645	281,802

Total inventories	1,073,682	1,256,776
Prepaid expenses	139,714	174,818
Other current assets	42,987	37,839

Total current assets	2,703,935	3,645,576

Property, plant and equipment:
Land	55,167	67,000
Buildings and leasehold improvements	762,735	844,056
Equipment, furniture and other	2,946,574	3,111,663

	3,764,476	4,022,719
Less accumulated depreciation	1,863,919	1,858,781

Total property, plant and equipment, net	1,900,557	2,163,938

Other non-current assets:
Goodwill	2,822,567	2,138,499
Trademarks, net	776,857	651,552
Other intangibles, net	269,564	171,675
Other non-current assets	1,264,287	1,806,478

Total other non-current assets	5,133,275	4,768,204

Total assets	$9,737,767	$10,577,718

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	May 3,	April 27,
	2006	2005

	(Dollars in thousands)
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$54,052	$28,471
Portion of long-term debt due within one year	917	544,798
Accounts payable	1,035,084	1,181,652
Salaries and wages	84,815	76,020
Accrued marketing	216,267	260,550
Other accrued liabilities	476,683	365,022
Income taxes	150,413	130,555

Total current liabilities	2,018,231	2,587,068

Long-term debt and other liabilities:
Long-term debt	4,357,013	4,121,984
Deferred income taxes	518,724	508,639
Non-pension postretirement benefits	207,840	196,686
Minority interest	120,152	114,833
Other	466,984	445,935

Total long-term debt and other liabilities	5,670,713	5,388,077

Shareholders’ equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value	82	83
Common stock, 431,096,486 shares issued, $0.25 par value	107,774	107,774

	107,856	107,857
Additional capital	502,235	430,073
Retained earnings	5,454,108	5,210,748

	6,064,199	5,748,678
Less:
Treasury shares, at cost (100,339,405 shares at May 3, 2006 and 83,419,356 shares at April 27, 2005)	3,852,220	3,140,586
Unearned compensation	32,773	31,141
Accumulated other comprehensive loss/(income)	130,383	(25,622)

Total shareholders’ equity	2,048,823	2,602,573

Total liabilities and shareholders’ equity	$9,737,767	$10,577,718

See Notes to Consolidated Financial Statements

H.J. Heinz Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity

		Preferred Stock		Common Stock
	Comprehensive
	Income	Shares	Dollars	Shares	Dollars

	(Amounts in thousands, except per share amounts)
Balance at April 30, 2003		11	$106	431,096	$107,774
Comprehensive income—2004:
Net income—2004	$804,273
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $53,166 tax benefit	105,535
Unrealized translation adjustments, net of $7,463 tax benefit	210,017
Net change in fair value of cash flow hedges	(15,196)
Net hedging losses reclassified into earnings, net of $2,113 tax benefit	3,253

Comprehensive income	$1,107,882

Cash dividends:
Preferred @ $1.70 per share
Common @ $1.08 per share
Shares reacquired
Conversion of preferred into common stock		(1)	(12)
Stock options exercised, net of shares tendered for payment
Restricted stock unit activity
Other, net*

Balance at April 28, 2004		10	94	431,096	107,774
Comprehensive income—2005:
Net income—2005	$752,699
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $116,117 tax expense	273,934
Unrealized translation adjustments, net of $32,768 tax expense	263,585
Net change in fair value of cash flow hedges	23,754
Net hedging gains reclassified into earnings, net of $14,556 tax expense	(22,125)

Comprehensive income	$1,291,847

Cash dividends:
Preferred @ $1.70 per share
Common @ $1.14 per share
Shares reacquired
Conversion of preferred into common stock		(1)	(11)
Stock options exercised, net of shares tendered for payment
Restricted stock unit activity
Other, net*

Balance at April 27, 2005		9	83	431,096	107,774
Comprehensive income—2006:
Net income—2006	$645,603
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of $3,306 tax benefit	(8,583)
Unrealized translation adjustments, net of $11,912 tax benefit	(147,746)
Net change in fair value of cash flow hedges	8,236
Net hedging gains reclassified into earnings, net of $5,915 tax expense	(7,912)

Comprehensive income	$489,598

Cash dividends:
Preferred @ $1.70 per share
Common @ $1.20 per share
Shares reacquired
Conversion of preferred into common stock		(1)	(1)
Stock options exercised, net of shares tendered for payment
Restricted stock unit activity
Other, net*

Balance at May 3, 2006		8	$82	431,096	$107,774

Authorized Shares—May 3, 2006		8		600,000

*	Includes activity of the Global Stock Purchase Plan, and final settlement associated with businesses spun-off to Del Monte in Fiscal 2003.
See Notes to Consolidated Financial Statements

		Treasury Stock			Other	Total
Additional	Retained			Unearned	Comprehensive	Shareholders’
Capital	Earnings	Shares	Dollars	Compensation	Income/(Loss)	Equity

$376,542	$4,432,571	(79,648)	$(2,879,506)	$(21,195)	$(817,135)	$1,199,157

	804,273					804,273

					303,609	303,609

	(16)					(16)
	(379,910)					(379,910)
		(4,810)	(170,129)			(170,129)
(421)		18	433			—
2,792 †		4,774	109,389			112,181
21,256				(11,080)		10,176
2,874		527	11,974			14,848

403,043	4,856,918	(79,139)	(2,927,839)	(32,275)	(513,526)	1,894,189
	752,699					752,699
					539,148	539,148

	(15)					(15)
	(398,854)					(398,854)
		(7,825)	(291,348)			(291,348)
(350)		16	361			—
27,030 †		2,845	62,669			89,699
(7,051)		251	5,724	2,123		796
7,401		433	9,847	(989)		16,259

430,073	5,210,748	(83,419)	(3,140,586)	(31,141)	$25,622	2,602,573

	645,603					645,603

					(156,005)	(156,005)

	(14)					(14)
	(408,137)					(408,137)
		(21,925)	(823,370)			(823,370)
(32)		1	33			—
46,861 †		4,575	101,945			148,806
21,958		58	1,303	(2,195)		21,066
3,375	5,908	371	8,455	563		18,301

$502,235	$5,454,108	(100,339)	$(3,852,220)	$(32,773)	$(130,383)††	$2,048,823

†	Includes income tax benefit resulting from exercised stock options.
††	Comprised of unrealized translation adjustment of $(45,535), minimum pension liability of $(80,224) and deferred net losses on derivative financial instruments $(4,624).

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended

	May 3,	April 27,	April 28,
	2006	2005	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Operating activities:
Net income	$645,603	$752,699	$804,273
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	227,454	227,187	210,158
Amortization	36,384	25,265	23,785
Deferred tax (benefit)/provision	(57,693)	53,857	97,542
Impairment charges and losses on disposals	188,772	100,818	—
Gains on disposals	(140,749)	—	(26,338)
Other items, net	39,066	43,989	(105,559)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	115,583	45,851	97,228
Inventories	(47,401)	(25,315)	77,636
Prepaid expenses and other current assets	13,555	2,633	(5,161)
Accounts payable	56,545	8,140	46,525
Accrued liabilities	57,353	25,077	(39,751)
Income taxes	(59,511)	(99,408)	68,669

Cash provided by operating activities	1,074,961	1,160,793	1,249,007

Investing activities:
Capital expenditures	(230,577)	(240,671)	(231,961)
Proceeds from disposals of property, plant and equipment	19,373	22,252	16,979
Acquisitions, net of cash acquired	(1,100,436)	(126,549)	(112,847)
Proceeds from divestitures	856,729	51,150	71,177
Purchases of short-term investments	—	(293,475)	(83,200)
Sales of short-term investments	—	333,475	43,200
Other items, net	3,094	(10,236)	(4,450)

Cash used for investing activities	(451,817)	(264,054)	(301,102)

Financing activities:
Payments on long-term debt	(727,772)	(480,471)	(74,317)
Proceeds from long-term debt	230,790	—	—
Proceeds from/(payments on) commercial paper and short-term debt, net	298,525	26,468	(144,721)
Dividends	(408,151)	(398,869)	(379,926)
Purchase of treasury stock	(823,370)	(291,348)	(170,129)
Exercise of stock options	142,046	79,383	112,705
Other items, net	18,507	13,952	12,466

Cash used for financing activities	(1,269,425)	(1,050,885)	(643,922)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	13,312	28,196	—
Effect of exchange rate changes on cash and cash equivalents	(5,353)	69,660	34,324

Net (decrease)/increase in cash and cash equivalents	(638,322)	(56,290)	338,307
Cash and cash equivalents at beginning of year	1,083,749	1,140,039	801,732

Cash and cash equivalents at end of year	$445,427	$1,083,749	$1,140,039

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:
      H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended May 3, 2006, April 27, 2005 and April 28, 2004.

Principles of Consolidation:
      The consolidated financial statements include the accounts of the Company and entities in which the Company maintains a controlling financial interest. Control is generally determined based on the majority ownership of an entity’s voting interests. In certain situations, control is based on participation in the majority of an entity’s economic risks and rewards. The Company has no material investments in variable interest entities. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. All intercompany accounts and transactions are eliminated. Certain prior-year amounts have been reclassified in order to conform with the Fiscal 2006 presentation.
      As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. This investment is included in other non-current assets on the consolidated balance sheet as of April 27, 2005. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write down the Zimbabwe investment relates to management’s determination that this investment is not a core business and, as a consequence, the Company will explore strategic options to exit this business. Management’s determination is based on a current evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, further instability in the local currency and the uncertainty regarding the ability to source raw material in the future.

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

Translation of Foreign Currencies:
      For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents:
      Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.

Inventories:
      Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

Property, Plant and Equipment:
      Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3-7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed for possible impairment when appropriate. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

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

Revenue Recognition:
      The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This occurs upon delivery of the product to the customer. Customers do not have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.

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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the Company’s stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and earnings per share from continuing operations would have been as follows:

	Fiscal Year Ended

	May 3,	April 27,	April 28,
	2006	2005	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands,
	except per share amounts)
Income from continuing operations:
As reported	$442,761	$688,004	$715,451
Fair value-based expense, net of tax	12,333	17,846	25,007

Pro forma	$430,428	$670,158	$690,444

Income per common share from continuing operations:
Diluted
As reported	$1.29	$1.95	$2.02
Pro forma	$1.26	$1.90	$1.95
Basic
As reported	$1.31	$1.97	$2.03
Pro forma	$1.27	$1.91	$1.96
      The weighted-average fair value of options granted was $6.66 per share in Fiscal 2006, $9.33 per share in Fiscal 2005 and $5.90 per share in Fiscal 2004.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Dividend yield	3.2%	3.0%	3.3%
Volatility	22.0%	25.4%	20.1%
Risk-free interest rate	4.0%	4.4%	3.7%
Expected term (years)	5.0	7.9	6.5
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

Financial Instruments:
      The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.
      The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are presented as a component of other non-current assets or other liabilities, based on the instrument’s fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities as a component of other items, net. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities as a component of other items, net.

2.	Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity compensates employees for services through share-based payments. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward. On April 18, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates of SFAS No. 123(R) to require the implementation no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
adoption in Fiscal 2007 is anticipated to be approximately $13 million before the impact of income taxes.

3.	Discontinued Operations
      During the past several years, the Company has focused on exiting non-strategic business operations. Certain of these businesses which were sold are accounted for as discontinued operations.
      In the fourth quarter of Fiscal 2006, the Company completed the sale of the European seafood business, which included the brands of John West®, Petit Navire®, Marie Elisabeth® and Mareblu®. The Company received net proceeds of $469.3 million for this disposal and recognized a $199.8 million pretax ($122.9 million after tax) gain which has been recorded in discontinued operations. Also in the fourth quarter of Fiscal 2006, the Company completed the sale of the Tegel® poultry business in New Zealand and received net proceeds of $150.4 million, and recognized a $10.4 million non-taxable gain, which is also recorded in discontinued operations.
      In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $688.0 million (partial year), $808.8 million and $788.7 million and net income of $169.1 million (net of $90.2 million in tax expense), $47.8 million (net of $23.3 million in tax expense), and $63.5 million (net of $37.5 million in tax expense) for the years ended May 3, 2006, April 27, 2005 and April 28, 2004, respectively.
      In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $33.7 million, $16.9 million and $25.3 million for the years ended May 3, 2006, April 27, 2005 and April 28, 2004, respectively.

4.	Transformation Costs
      In executing our strategic transformation, the Company has incurred the following associated costs. These costs are directly linked to the Company’s transformation strategy.

Reorganization Costs
      The Company recorded pretax integration and reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $124.7 million ($80.3 million after tax) in Fiscal 2006. Additionally, pretax costs of $22.0 million ($16.3 million after tax) were incurred in Fiscal 2006, primarily as a result of the strategic reviews related to the portfolio realignment.
      The total impact of these initiatives on continuing operations in Fiscal 2006 was $146.7 million pre-tax ($96.6 million after-tax), of which $17.4 million was recorded as costs of products sold and $129.3 million in selling, general and administrative expenses (“SG&A”). In addition, $10.5 million was recorded in discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $51.6 million at May 3, 2006, most of which will be paid during the first quarter of Fiscal 2007.
      There were no reorganization costs incurred in Fiscal 2005. During Fiscal 2004, the Company recognized $16.6 million pretax ($10.6 million after tax) of reorganization costs. These costs are

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
recorded as a component of SG&A and were primarily due to employee termination and severance costs.

Other Divestitures/ Impairment Charges
      As a result of the finalization of the strategic reviews related to the portfolio realignment, the following non-core businesses and product lines were sold in Fiscal 2006 or are anticipated to be sold in Fiscal 2007, and, accordingly, the following gains/(losses) or non-cash asset impairment charges have been recorded in continuing operations during Fiscal 2006:

Business or Product Line	Segment	Pre-Tax	After-Tax

		(In millions)
Loss on sale of Seafood business in Israel	Other Operating	$(15.9)	$(15.9)
Impairment charge on Portion Pac Bulk product line	U.S. Foodservice	(21.5)	(13.3)
Impairment charge on U.K. Frozen and Chilled product lines	Europe	(15.2)	(15.2)
Impairment charge on European production assets	Europe	(18.7)	(18.7)
Impairment charge on Noodle product line in Indonesia	Asia/Pacific	(15.8)	(8.5)
Impairment charge on investment in Zimbabwe business	Other Operating	(111.0)	(105.6)
Other	Various	(1.5)	0.5

Total		$(199.6)	$(176.7)

      Of the above pre-tax amounts, $74.1 million was recorded in cost of products sold, $15.5 million in SG&A, $111.0 million in asset impairment charges for cost and equity investments, and $(1.0) million in other expense.
      Also during the third quarter of Fiscal 2006, the Company sold its equity investment in The Hain Celestial Group, Inc. (“Hain”) and recognized a $6.9 million ($4.5 million after-tax) loss which is recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million. During the third quarter of Fiscal 2005, the Company recognized a $64.5 million impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. Due to the uncertainty of realizability and executing possible tax planning strategies, the Company recorded a valuation allowance of $27.3 million against the potential tax benefits primarily related to the Hain impairment. This valuation allowance was subsequently released in Fiscal 2006 based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period. See further discussion in Note 7.
      In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) related to the HAK® vegetable product line which was sold in Fiscal 2006.
      During the first quarter of Fiscal 2004, the Company sold its bakery business in Northern Europe for $57.9 million. The transaction resulted in a pretax gain of $26.3 million ($13.3 million after tax), which was recorded as a component of SG&A. Also, during Fiscal 2004, the Company wrote down pizza crust assets in the United Kingdom totaling $4.0 million pretax ($2.8 million after tax) which have been included as a component of cost of products sold.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Other Non-recurring — American Jobs Creation Act
      In Fiscal 2006 the Company repatriated $1.3 billion of cash from foreign subsidiaries. The following table summarizes the nature of these repatriations:

In millions

Non-taxable repatriations	$472.7
Taxable repatriations:
Planned at beginning of Fiscal 2006:
Eligible for AJCA	162.5
Not eligible for AJCA	12.1
Incremental dividends:
Eligible for AJCA	425.4
Not eligible for AJCA	253.5

Total cash repatriations	$1,326.2

      The American Jobs Creation Act (“AJCA”) provides a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During Fiscal 2006, in order to utilize the beneficial provisions of the AJCA, the Company repatriated amounts incremental to its original business plan in the amount of $253.5 million to satisfy the Base Period dividend requirement and $425.4 million that qualified under the AJCA (the “Qualified Dividends”). In addition, $162.5 million of $174.6 million of previously planned dividends also qualified under the AJCA. The Company incurred a tax charge of $28.9 million on total Base Period dividends, $7.6 million of which is incremental to the tax already accrued on the $162.5 million of qualifying previously planned dividends. The Fiscal 2006 net tax cost related to the $587.9 million of Qualified Dividends is $9.7 million. The $7.6 million of incremental tax related to the Base Period dividends and the $9.7 million of tax related to the Qualified Dividends were recorded as part of tax expense related to special items. The total impact of the AJCA on tax expense for Fiscal 2006 was $17.3 million, of which $24.4 million of expense was recorded in continuing operations and $7.1 million was a benefit in discontinued operations.

5.	Acquisitions
      The Company acquired the following businesses during Fiscal 2006 for a total purchase price of $1.1 billion:

•	In August 2005, the Company acquired HP Foods Limited, HP Foods Holdings Limited, and HP Foods International Limited (collectively referred to as “HPF”) for a purchase price of approximately $877 million. HPF is a manufacturer and marketer of sauces which are primarily sold in the United Kingdom, the United States, and Canada. The Company acquired HPF’s brands including HP® and Lea & Perrin® and a perpetual license to market Amoy® brand Asian sauces and products in Europe. During the fourth quarter of Fiscal 2006, the Company divested the Ethnic Foods division of HPF for net proceeds totaling approximately $43 million. In March 2006, the British Competition Commission formally cleared this acquisition, concluding that the acquisition may not be expected to result in a substantial lessening of competition within the markets for tomato ketchup, brown sauce, barbeque sauce, canned baked beans and canned pasta in the United Kingdom.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

•	On April 28, 2005, the Company acquired a controlling interest in Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. Petrosoyuz’s business includes brands such as Pikador®, Derevenskoye®, Mechta Hoziaiyki® and Moya Sem’ya®.

•	In July 2005, the Company acquired Nancy’s Specialty Foods, Inc., which produces premium appetizers, quiche entrees and desserts in the United States and Canada.

•	In March 2006, the Company acquired Kabobs, Inc., which produces premium hors d’oeuvres in the United States.
      The preliminary allocations of the purchase price resulted in goodwill of $748.2 million, which was assigned to the North American Consumer Products segment ($140.8 million), the U.S. Foodservice segment ($40.7 million) and the Europe segment ($566.7 million). In addition, $309.0 million of intangible assets were acquired, of which $168.5 million is not subject to amortization. The Company is finalizing its plans and estimated costs related to certain exit strategies that were contemplated at the time of the acquisitions.
      In addition, the Company made payments during Fiscal 2006 related to acquisitions completed in prior fiscal years, none of which were significant.
      The Company made several acquisitions in Fiscal 2005 and 2004 for a total purchase price of $132.1 million and $117.4 million, respectively, none of which were individually significant. The Fiscal 2005 acquisitions include Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts, Appetizers And, Inc., a manufacturer and marketer of high quality, frozen hors d’oeuvres sold primarily to the U.S. foodservice industry, and certain assets from ABAL, S.A. de C.V., a Mexican foodservice company. The Fiscal 2004 acquisitions include Unifine Richardson B.V., a Canadian manufacturer of salad dressings, sauces, and dessert toppings, and Truesoups LLC, a manufacturer and marketer of premium frozen soups designed primarily for the foodservice trade.
      All of the above-mentioned acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of the businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. There are no significant contingent payments, options or commitments associated with any of the acquisitions.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill and Other Intangible Assets
      Changes in the carrying amount of goodwill for the fiscal year ended May 3, 2006, by reportable segment, are as follows:

	North
	American				Other
	Consumer	U.S.		Asia/	Operating
	Products	Foodservice	Europe	Pacific	Entities	Total

	(Thousands of dollars)
Balance at April 27, 2005	$917,706	$230,367	$763,758	$207,925	$18,743	$2,138,499
Acquisitions	140,811	44,809	567,099	7,400	—	760,119
Purchase accounting adjustments	—	2,863	824	2,234	702	6,623
Disposition related	—	—	(55,618)	(7,309)	(2,974)	(65,901)
Translation adjustments	9,210	—	(10,594)	(15,044)	(345)	(16,773)

Balance at May 3, 2006	$1,067,727	$278,039	$1,265,469	$195,206	$16,126	$2,822,567

      The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim.
      During Fiscal 2006, the Company acquired HPF, Nancy’s Specialty Foods, Inc., Kabobs, Inc., and a controlling interest in Petrosoyuz. Preliminary purchase price allocations have been recorded for the HPF, Nancy’s Specialty Foods, Inc., and Kabobs, Inc. acquisitions, and the Company expects to finalize these purchase price allocations during Fiscal 2007 upon completion of third party valuation procedures. During Fiscal 2006, the Company finalized the purchase price allocations for the acquisitions of Petrosoyuz, Appetizers And, Inc., Shanghai LongFong Foods and for certain assets from ABAL, S.A. de C.V.
      Trademarks and other intangible assets at May 3, 2006 and April 27, 2005, subject to amortization expense, are as follows:

	May 3, 2006			April 27, 2005

	Gross	Accum Amort	Net	Gross	Accum Amort	Net

			(Thousands of dollars)
Trademarks	$197,957	$(61,279)	$136,678	$221,019	$(61,616)	$159,403
Licenses	208,186	(129,630)	78,556	208,186	(123,911)	84,275
Other	271,798	(80,790)	191,008	155,481	(68,081)	87,400

	$677,941	$(271,699)	$406,242	$584,686	$(253,608)	$331,078

      Amortization expense for trademarks and other intangible assets subject to amortization was $27.6 million, $18.0 million, and $16.8 million for the fiscal years ended May 3, 2006, April 27, 2005, and April 28, 2004, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of May 3, 2006, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.
      Intangible assets not subject to amortization at May 3, 2006 and April 27, 2005, were $640.2 million and $492.2 million, respectively, and consisted solely of trademarks.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes
      The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2006	2005	2004

	(Dollars in thousands)
Current:
U.S. federal	$71,533	$68,905	$67,406
State	14,944	9,128	7,119
Foreign	225,498	169,629	180,815

	311,975	247,662	255,340

Deferred:
U.S. federal	(54,957)	45,020	59,394
State	3,015	3,144	3,606
Foreign	(9,333)	3,685	33,777

	(61,275)	51,849	96,777

Provision for income taxes	$250,700	$299,511	$352,117

      Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $6.7 million in Fiscal 2006, $10.5 million in Fiscal 2005 and $4.4 million in Fiscal 2004.
      The components of income from continuing operations before income taxes consist of the following:

	2006	2005	2004

	(Dollars in thousands)
Domestic	$87,409	$385,926	$332,010
Foreign	606,052	601,589	735,558

From continuing operations	$693,461	$987,515	$1,067,568

      The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2006	2005	2004

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(5.9)	(7.9)	(3.7)
State income taxes (net of federal benefit)	1.8	0.9	0.8
Earnings repatriation	4.3	(0.5)	1.6
Losses (recognized)/not recognized for tax	2.7	3.7	(1.0)
Other	(1.7)	(0.9)	0.3

Effective tax rate	36.2%	30.3%	33.0%

      The increase in the effective tax rate in Fiscal 2006 is primarily the result of increased costs of repatriation including the effects of the AJCA, a reduction in tax benefits associated with tax planning, increased costs associated with audit settlements and the write-off of investment in affiliates for which no tax benefit could be recognized, offset by the reversal of valuation al-

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
lowances, the benefit of increased profits in lower tax rate jurisdictions and a reduction in tax reserves. The Fiscal 2005 effective tax rate was favorably impacted by changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, reduction of the charge associated with remittance of foreign dividends and the settlement of tax audits, partially offset by impairment charges for Hain, an e-commerce business venture, and other operating losses for which no tax benefit can currently be recorded. The Fiscal 2004 effective tax rate was unfavorably impacted by 0.4 percentage points due to the sale of the Northern Europe bakery business.
      The following table and note summarize deferred tax (assets) and deferred tax liabilities as of May 3, 2006 and April 27, 2005.

	2006	2005

	(Dollars in thousands)
Depreciation/amortization	$582,543	$470,758
Benefit plans	155,052	141,888
Other	47,314	106,409

Deferred tax liabilities	784,909	719,055

Operating loss carryforwards	(70,192)	(56,044)
Benefit plans	(140,810)	(105,467)
Investments	(18,904)	(27,434)
Tax credit carryforwards	(54,897)	(36,243)
Other	(74,388)	(90,834)

Deferred tax assets	(359,191)	(316,022)

Valuation allowance	30,950	70,248

Net deferred tax liabilities	$456,668	$473,281

      The Company also has foreign deferred tax assets and valuation allowances of $128.2 million each, related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.
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
      The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.
      The net change in the Fiscal 2006 valuation allowance shown above is a decrease of $39.3 million. The decrease was primarily due to the reversal of valuation allowances of $27.3 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on the cost and equity investments discussed above. The net change in the Fiscal 2005 valuation allowance shown above is an increase of $50.6 million. The increase was primarily due to increases in the valuation allowance related to additional deferred tax assets for loss carryforwards of $43.8 million. The net change in the Fiscal 2004 valuation allowance was a decrease of $43.2 mil-

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
lion. This decrease was primarily due to a decrease in deferred tax assets for foreign tax credit and loss carryforwards.
      At the end of Fiscal 2006, foreign operating loss carryforwards totaled $200.7 million. Of that amount, $128.6 million expire between 2007 and 2016; the other $72.1 million do not expire. Deferred tax assets of $9.7 million have been recorded for state operating loss carryforwards. These losses expire between 2007 and 2026. Foreign tax credit carryforwards total $54.9 million and expire between 2013 and 2015.
      Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $2.5 billion at May 3, 2006.
      During the third quarter of Fiscal 2004, the Company reorganized certain of its foreign operations, resulting in a step-up in the tax basis of certain assets. As a consequence, the Company incurred a foreign income tax liability of $125 million, which was offset by an equal amount of a prepaid tax asset. The tax liability was paid in the third quarter of Fiscal 2005. The prepaid tax asset is being amortized to tax expense to match the amortization of the stepped up tax basis in the assets. As a result of the step-up, the Company expects to realize a tax benefit in excess of the tax liability paid. Accordingly, cash flow and tax expense are expected to improve by $120 million over the amortization period. Also during the third quarter of Fiscal 2004, the Company filed suit seeking a refund of federal income tax related to a transaction completed in Fiscal 1995. Receipt of the refund would have a positive effect on the Company’s cash flow. The tax effect of the refund would be credited to additional paid-in capital, except for any interest allowed which would be credited to tax expense.

8.	Debt
      Short-term debt consisted of bank debt and other borrowings of $54.1 million and $28.5 million as of May 3, 2006 and April 27, 2005, respectively. The weighted average interest rate was 5.2% and 4.7% for Fiscal 2006 and Fiscal 2005, respectively.
      The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. In addition, the Company has $953 million of foreign lines of credit available at May 3, 2006.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Long-term debt was comprised of the following as of May 3, 2006 and April 27, 2005:

	2006	2005

	(Dollars in thousands)
Commercial Paper (variable rate)	$408,070	$—
5.125% Euro Notes due April 2006	—	540,208
6.00% U.S. Dollar Notes due March 2008	299,619	299,420
6.226% Heinz Finance Preferred Stock due July 2008	325,000	325,000
6.625% U.S. Dollar Notes due July 2011	749,457	749,353
6.00% U.S. Dollar Notes due March 2012	631,732	696,462
U.S. Dollar Remarketable Securities due November 2020	800,000	800,000
6.375% U.S. Dollar Debentures due July 2028	232,656	243,625
6.25% British Pound Notes due February 2030	228,848	236,230
6.75% U.S. Dollar Notes due March 2032	472,923	547,502
Canadian Dollar Credit Agreement due October 2010	180,636	—
Other U.S. Dollar due October 2016—November 2034 (3.00—8.07%)	9,713	9,963
Other Non-U.S. Dollar due December 2012—March 2022 (weighted average rate of 11.00%)	20,705	32,933

	4,359,359	4,480,696
SFAS 133 Hedge Accounting Adjustments (See Note 14)	(1,429)	186,086
Less portion due within one year	(917)	(544,798)

Total long-term debt	$4,357,013	$4,121,984

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	5.25%	4.06%

      In the fourth quarter of Fiscal 2006, the Company paid off €417.9 million of notes ($506.1 million) which matured on April 10, 2006. In the third quarter of Fiscal 2005, the Company paid off €300 million of bonds ($404.7 million) which matured on January 5, 2005. In the fourth quarter of Fiscal 2005, the Company paid off NZ$90 million of bonds ($61.3 million) which matured on February 15, 2005.
      During Fiscal 2006, the Company executed open market debt repurchases that reduced the notional amounts of its 6% notes due 2012 by $65.5 million, its 6.375% notes due 2028 by $11.5 million, and its 6.75% notes due 2032 by $75 million and terminated the corresponding interest rate swaps.
      The fair value of the debt obligations approximated the recorded value as of May 3, 2006 and April 27, 2005. Annual maturities of long-term debt during the next five fiscal years are $0.9 million in 2007, $300.4 million in 2008, $325.9 million in 2009, $409.0 million in 2010 and $181.6 million in 2011.
      As of May 3, 2006, the Company had $800 million of remarketable securities due December 2020. On December 1, 2005, the Company remarketed the $800 remarketable securities at a coupon of 6.428% and amended the terms of the securities so that the securities will be remarketed every third year rather than annually. The next remarketing is scheduled for December 1, 2008. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

9.	Shareholders’ Equity

Capital Stock:
      The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share.
      As of May 3, 2006, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

Employee Stock Ownership Plan (“ESOP”):
      The Company established an ESOP in 1990 to replace in full or in part the Company’s cash-matching contributions to the H. J. Heinz Company Employees Retirement and Savings Plan, a 401(k) plan for salaried employees. Matching contributions to the 401(k) plan are based on a percentage of the participants’ contributions, subject to certain limitations.

Global Stock Purchase Plan (“GSPP”):
      On September 8, 1999, the shareholders authorized the GSPP that provides for the purchase by employees of up to 3,000,000 shares of the Company’s stock through payroll deductions. Employees who choose to participate in the plan receive an option to acquire common stock at a discount. Commencing in February 2006, the purchase price per share is 85% of the fair market value of the Company’s stock on the last day of a purchase period. During Fiscal 2006, employees purchased 352,395 shares under this plan.

Pension Obligation:
      The Company made cash contributions to its pension plans totaling $64.6 million in Fiscal 2006 compared to $39.9 million in Fiscal 2005. In addition, the Company recorded an additional minimum liability of $80 million and $71.6 million as of May 3, 2006 and April 27, 2005, respectively.

10.	Supplemental Cash Flows Information

	2006	2005	2004

	(Dollars in thousands)
Cash Paid During the Year For:
Interest	$292,285	$226,928	$169,671

Income taxes	$326,370	$381,443	$221,043

Details of Acquisitions:
Fair value of assets	$1,296,379	$187,108	$126,082
Liabilities*	192,486	48,179	13,235

Cash paid	1,103,893	138,929	112,847
Less cash acquired	3,457	12,380	—

Net cash paid for acquisitions	$1,100,436	$126,549	$112,847

*	Includes obligations to sellers of $5.7 million, $5.5 million and $4.6 million in 2006, 2005 and 2004, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11.	Employees’ Stock Incentive Plans and Management Incentive Plans

Stock Options:
      Under the Company’s stock option plans, officers and other key employees may be granted options to purchase shares of the Company’s common stock. Generally, the option price on outstanding options is equal to the fair market value of the stock at the date of grant. Options are generally exercisable beginning from one to four years after date of grant and have a maximum term of seven or ten years. In Fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.
      Data regarding the Company’s stock option plans follows:

		Weighted-Average
	Shares	Exercise Price

Shares under option April 30, 2003	37,901,027	$36.02
Options granted	4,770,584	34.08
Options exercised	(4,774,004)	23.30
Options surrendered	(412,843)	35.57

Shares under option April 28, 2004	37,484,764	$37.49
Options granted	1,587,038	37.04
Options exercised	(2,845,408)	27.77
Options surrendered	(762,477)	36.54

Shares under option April 27, 2005	35,463,917	$38.27
Options granted	1,165,264	37.01
Options exercised	(4,575,215)	30.66
Options surrendered	(538,802)	38.06

Shares under option May 3, 2006	31,515,164	$39.33

Options exercisable at:
April 28, 2004	21,294,299	$37.29
April 27, 2005	24,161,285	$38.56
May 3, 2006	25,544,531	$39.29
      The following summarizes information about shares under option in the respective exercise price ranges at May 3, 2006:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-
		Average	Average
		Remaining	Remaining		Weighted-
Range of Exercise Price Per	Number	Life	Exercise Price	Number	Average
Share	Outstanding	(Years)	Per Share	Exercisable	Exercise Price

$27.93-$35.61	13,086,036	5.29	$33.23	10,923,906	$33.08
$35.62-$39.98	8,089,084	5.60	38.26	5,869,244	38.70
$39.99-$54.00	10,340,044	2.32	47.88	8,751,381	47.44

	31,515,164	4.40	$39.33	25,544,531	$39.29

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The shares authorized but not granted under the Company’s stock incentive plans were 15,195,626 at May 3, 2006 and 16,526,868 at April 27, 2005. Common stock reserved for stock incentive plans totaled 48,780,155 at May 3, 2006 and 53,478,569 at April 27, 2005.

Annual Incentive Bonus:
      The Company’s management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $37 million in Fiscal 2006 and $26 million in Fiscal years 2005 and 2004.

Other Long-Term Incentive Programs

Restricted Stock Units:
      On September 12, 2002, the shareholders of the Company approved the “Fiscal Year 2003 Stock Incentive Plan”, which permits the issuance of Restricted Stock Units (“RSUs”) to employees with vesting periods between one and five years with provisions for accelerated vesting of certain grants depending on the achievement of pre-defined goals. Upon vesting, the RSUs are converted into shares of the Company’s common stock on a one-for-one basis and issued to employees and non-employee directors. The following table presents a summary of RSU activity:

Units

Unit balance April 30, 2003	782,431
Units granted	928,066
Units fully vested	(172,462)
Units surrendered	(14,345)

Unit balance April 28, 2004	1,523,690
Units granted	391,968
Units fully vested	(392,303)
Units surrendered	(35,571)

Unit balance April 27, 2005	1,487,784
Units granted	708,180
Units fully vested	(68,380)
Units surrendered	(58,219)

Unit balance May 3, 2006	2,069,365

      The number of RSUs awarded to employees is determined by the fair market value of the Company’s stock on the grant date. The fair value of the awards granted has been recorded as unearned compensation and is shown as a separate component of shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of general and administrative expenses. The RSU liability is classified as a component of additional paid in capital in the consolidated balance sheets. The Company recognized amortization related to the unearned compensation of $21.0 million in Fiscal 2006, $15.5 million in Fiscal 2005 and $18.1 million in Fiscal 2004.
      The Company currently records compensation expense for employees eligible to retire ratably over the vesting period of the applicable RSU grants. Upon adoption of SFAS 123(R) in Fiscal 2007, the Company will recognize a compensation charge to such retirement-eligible employees over an

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
accelerated period no greater than the first date of retirement eligibility as defined under the Company’s benefit plans. The financial impact of applying the accelerated method of expense recognition is immaterial to the comparative financial statements presented herein.

Performance Unit Awards Program:
      In Fiscal 2005, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s financial measures of net income and sales growth over a two-year period. Awards were payable at the end of the two-year performance period based upon the Company achieving these targets. Once the minimum net income target was met, the amount of any award was dependent upon the level of sales growth of the Company for the performance period. Expense was recognized based upon management’s estimate of the likelihood of meeting the performance targets based on current and future expectations of the Company’s performance. In Fiscal years 2006 and 2005, there was no expense recognized under this plan.

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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth the funded status of the Company’s principal defined benefit plans at May 3, 2006 and April 27, 2005.

	2006	2005

	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,342,701	$2,106,788
Service cost	42,081	46,102
Interest cost	124,064	122,981
Participants’ contributions	11,078	11,082
Amendments	(10,434)	(34,173)
Actuarial loss	139,007	74,464
Acquisitions	110,949	—
Divestitures	(33,932)	—
Curtailment	(22,863)	—
Settlement	(16,628)	(7,151)
Special termination benefits	22,025	—
Benefits paid	(115,464)	(108,185)
Exchange/other	8,645	130,793

Benefit obligation at the end of the year	2,601,229	2,342,701

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$2,213,143	$1,984,407
Actual return on plan assets	427,859	173,108
Acquisitions	65,187	—
Divestitures	(33,732)	—
Settlement	(16,628)	(7,151)
Employer contribution	64,649	39,878
Participants’ contributions	11,078	11,082
Benefits paid	(115,464)	(108,185)
Exchange	5,128	120,004

Fair value of plan assets at the end of the year	2,621,220	2,213,143

Funded status	19,991	(129,558)
Unamortized prior service cost	3,981	15,918
Unamortized net actuarial loss	645,766	849,937
Unamortized net initial asset	—	(23)

Net amount recognized	$669,738	$736,274

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$733,453	$758,822
Accrued benefit liability	(185,821)	(132,765)
Accumulated other comprehensive loss	122,106	110,217

Net amount recognized	$669,738	$736,274

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The accumulated benefit obligation for all defined benefit pension plans was $2,398.7 million at May 3, 2006 and $2,166.6 million at April 27, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $670.7 million, $614.6 million and $487.3 million, respectively, as of May 3, 2006 and $525.6 million, $461.7 million and $360.7 million, respectively, as of April 27, 2005. The change in minimum liability included in other comprehensive loss/(income) was an increase of $11.9 million at May 3, 2006 and a decrease of $390.1 million at April 27, 2005. The prepaid benefit cost is included in other non-current assets in the consolidated balance sheets.
      The weighted-average rates used for the years ended May 3, 2006 and April 27, 2005 in determining the projected benefit obligations for defined benefit plans were as follows:

	2006	2005

Discount rate	5.3%	5.5%
Compensation increase rate	4.0%	4.0%
      Total pension cost of the Company’s principal pension plans consisted of the following:

	2006	2005	2004

	(Dollars in thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$42,081	$46,102	$42,250
Interest cost	124,064	122,981	114,822
Expected return on assets	(168,990)	(168,371)	(151,130)
Amortization of:
Net initial asset	(21)	(862)	(798)
Prior service cost	2,207	9,251	8,697
Net actuarial loss	58,869	56,506	41,177
Loss/(gain) due to curtailment, settlement and special termination benefits	18,846	—	(2,348)

Net periodic benefit cost	77,056	65,607	52,670
Defined contribution plans	28,139	25,118	22,493

Total pension cost	105,195	90,725	75,163

Less pension cost associated with discontinued operations	375	366	480

Pension cost associated with continuing operations	$104,820	$90,359	$74,683

      The weighted-average rates used for the years ended May 3, 2006, April 27, 2005 and April 28, 2004 in determining the defined benefit plans’ net pension costs were as follows:

	2006	2005	2004

Expected rate of return	8.2%	8.2%	8.2%
Discount rate	5.5%	5.8%	5.9%
Compensation increase rate	4.0%	3.9%	4.0%
      The Company’s expected rate of return is determined based on a methodology that considers investment real returns for certain asset classes over historic periods of various durations, in conjunction with the long-term outlook for inflation (i.e. “building block” approach). This methodol-

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
ogy is applied to the actual asset allocation, which is in line with the investment policy guidelines for each plan. The Company also considers long-term rates of return for each asset class based on projections from consultants and investment advisers regarding the expectations of future investment performance of capital markets.

Plan Assets:
      The Company’s defined benefit pension plans’ weighted average asset allocation at May 3, 2006 and April 27, 2005 and weighted average target allocation were as follows:

	Plan Assets at
			Target
Asset Category	2006	2005	Allocation

Equity securities	68%	64%	64%
Debt securities	29%	33%	34%
Real estate	1%	1%	1%
Other	2%	2%	1%

	100%	100%	100%

      The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the Equity Securities amounted to less than one percent of Plan assets at May 3, 2006 and April 27, 2005.

Cash Flows:
      The Company contributed approximately $65 million to the defined benefit plans in Fiscal 2006. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $57 million, however actual contributions may be affected by pension asset and liability valuations during the year.
Benefit payments expected in future years are as follows (dollars in thousands):

2007	$139,626
2008	$136,671
2009	$140,031
2010	$142,058
2011	$145,140
Years 2012-2016	$836,732

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

13.	Postretirement Benefits Other Than Pensions and Other Post Employment Benefits
      The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company’s U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements and may modify plan provisions or terminate plans at its discretion. The Company uses an April 30 measurement date for its domestic plans and a March 31 measurement date for the Canadian plan.
      The following table sets forth the combined status of the Company’s postretirement benefit plans at May 3, 2006 and April 27, 2005.

	2006	2005

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$290,787	$279,349
Service cost	6,242	5,769
Interest cost	15,631	16,057
Participants’ contributions	1,188	1,202
Amendments	(15,188)	—
Actuarial (gain)/loss	(11,703)	6,485
Loss due to curtailment and special termination benefits	2,037	—
Benefits paid	(20,778)	(21,319)
Exchange/other	5,218	3,244

Benefit obligation at the end of the year	273,434	290,787

Funded status	(273,434)	(290,787)
Unamortized prior service cost	(20,118)	(8,059)
Unamortized net actuarial loss	67,314	84,003

Net accrued benefit liability	$(226,238)	$(214,843)

      The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at May 3, 2006 and April 27, 2005 was 6.1% and 5.5%, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Net postretirement costs consisted of the following:

	2006	2005	2004

	(Dollars in thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$6,242	$5,769	$4,802
Interest cost	15,631	16,057	15,277
Amortization of:
Prior service cost	(2,830)	(3,026)	(2,292)
Net actuarial loss	6,925	5,634	3,801
Loss due to curtailment and special termination benefits	1,846	—	749

Net periodic benefit cost	27,814	24,434	22,337

Periodic benefit cost associated with continuing operations	$27,814	$24,434	$22,337

      The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 5.5% in 2006, 6.2% in 2005 and 6.3% in 2004.
      The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 9.2% for 2007, gradually decreases to 4.9% by 2014 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Dollars in thousands)
Effect on total service and interest cost components	$2,046	$(1,773)
Effect on postretirement benefit obligation	$18,485	$(16,653)

Cash Flows:
      The Company paid $20.8 million for benefits in the postretirement medical plans in Fiscal 2006. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $23 million.
      Benefit payments expected in future years are as follows (dollars in thousands):

2007	$23,186
2008	$24,167
2009	$24,791
2010	$25,461
2011	$26,019
Years 2012-2016	$131,848
      Estimated future medical subsidy receipts are $1.5 — $2.0 million annually from 2007 through 2011 and $10.5 million for the period from 2012 through 2016.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

14.	Derivative Financial Instruments and Hedging Activities
      The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures.
      At May 3, 2006, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $3.01 billion and $2.72 billion, respectively. At April 27, 2005, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $1.27 billion and $2.88 billion, respectively. The fair value of derivative financial instruments was a net (liability)/asset of $(48) million and $177 million at May 3, 2006 and April 27, 2005, respectively.

Foreign Currency Hedging:
      The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss/(income) and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.
      In Fiscal 2006, the Company entered into cross currency swaps with a total notional amount of $1.9 billion as of May 3, 2006, which were designated as net investment hedges of foreign operations. These contracts mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Losses of $16.3 million (net of income taxes of $10.3 million) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss/(income) within unrealized translation adjustment for Fiscal 2006. Gains of $5.5 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for Fiscal 2006.
      The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.2 million (net of income taxes of $18.9 million) and $13.4 million (net of income taxes of $7.8 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss/(income) within unrealized translation adjustment for the years ended April 27, 2005 and April 28, 2004, respectively.

Interest Rate Hedging:
      The Company uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

Hedge Ineffectiveness:
      Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the years ended May 3, 2006 and April 27,

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
2005 and was a net gain of $0.5 million for the year ended April 28, 2004. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

Deferred Hedging Gains and Losses:
      As of May 3, 2006, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $4.1 million of net deferred losses reported in accumulated other comprehensive loss/(income) to be reclassified to earnings, assuming market rates remain constant through contract maturities. Net deferred losses reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended May 3, 2006, April 27, 2005, and April 28, 2004.

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

Concentration of Credit Risk:
      Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2006, no single customer represented more than 10% of the Company’s sales.

15.	Income Per Common Share
      The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

	Fiscal Year Ended

	May 3, 2006	April 27, 2005	April 28, 2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Amounts in thousands)
Income from continuing operations	$442,761	$688,004	$715,451
Preferred dividends	14	15	16

Income from continuing operations applicable to common stock	$442,747	$687,989	$715,435

Average common shares outstanding—basic	339,102	350,042	351,810
Effect of dilutive securities:
Convertible preferred stock	125	137	145
Stock options and restricted stock	2,894	3,271	2,417

Average common shares outstanding—diluted	342,121	353,450	354,372

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Stock options outstanding of 18.2 million, 15.9 million and 16.6 million as of May 3, 2006, April 27, 2005 and April 28, 2004, respectively, were not included in the above income per diluted share calculations because to do so would have been antidilutive for the periods presented.

16.	Segment Information
      The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.
      Descriptions of the Company’s segments are as follows:

•	North American Consumer Products—This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America and includes our Canadian business.

•	U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups, desserts and appetizers.

•	Europe—This segment includes the Company’s operations in Europe and sells products in all of the Company’s categories.

•	Asia/Pacific—This segment includes the Company’s operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, Singapore and Thailand. This segment’s operations include products in all of the Company’s categories.

•	Other Operating Entities—This segment includes the Company’s operations in Africa, India, Latin America, the Middle East and other areas that sell products in all of the Company’s categories.
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended

	May 3,	April 27,	April 28,	May 3,	April 27,	April 28,
	2006	2005	2004	2006	2005	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
	Net External Sales			Intersegment Sales

North American Consumer Products	$2,554,118	$2,256,862	$2,064,937	$51,489	$51,742	$55,379
U.S. Foodservice	1,569,833	1,503,818	1,428,641	23,285	22,550	15,310
Europe	2,987,737	2,908,618	2,770,698	12,455	17,328	13,644
Asia/Pacific	1,116,864	1,037,514	986,888	2,304	3,420	2,911
Other Operating Entities	414,886	396,644	374,667	1,843	1,571	2,188
Non-Operating (a)	—	—	—	(91,376)	(96,611)	(89,432)

Consolidated Totals	$8,643,438	$8,103,456	$7,625,831	$—	$—	$—

				Operating Income (Loss) Excluding (b)
	Operating Income (Loss)			Special Items

North American Consumer Products	$583,367	$530,444	$474,129	$589,958	$530,444	$479,453
U.S. Foodservice	177,292	224,784	211,129	212,053	224,784	215,029
Europe	414,178	499,951	574,627	526,372	526,927	550,327
Asia/Pacific	85,211	113,119	107,999	112,440	113,119	107,999
Other Operating Entities	17,854	34,739	29,934	45,732	34,739	30,934
Non-Operating (a)	(164,290)	(121,565)	(121,729)	(136,564)	(121,565)	(115,871)

Consolidated Totals	$1,113,612	$1,281,472	$1,276,089	$1,349,991	$1,308,448	$1,267,871

	Depreciation and Amortization Expenses			Capital Expenditures (c)

Total North America	$103,492	$96,649	$88,110	$82,726	$95,194	$110,946
Europe	98,106	95,970	89,623	102,275	98,729	73,212
Asia/Pacific	27,021	26,186	24,557	34,206	28,961	36,870
Other Operating Entities	7,036	7,664	7,403	8,412	8,997	9,202
Non-Operating (a)	11,778	9,102	7,984	2,958	8,790	1,731

Consolidated Totals	$247,433	$235,571	$217,677	$230,577	$240,671	$231,961

	Identifiable Assets

Total North America	$3,530,639	$3,606,034	$3,356,878
Europe	4,285,233	4,437,891	3,788,378
Asia/Pacific	1,138,566	1,364,882	1,242,953
Other Operating Entities	278,113	280,952	276,130
Non-Operating (d)	505,216	887,959	1,212,850

Consolidated Totals	$9,737,767	$10,577,718	$9,877,189

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(b)	Fiscal year ended May 3, 2006: Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/ impairment charge on divestures as follows: North American Consumer Products, $6.6 million; U.S. Foodservice, $34.8 million; Europe, $112.2 million; Asia/ Pacific, $27.2 million; Other Operating, $27.9 million; and Non-Operating $27.7 million.

Fiscal year ended April 27, 2005: Excludes the $27.0 million non-cash asset impairment charge on the HAK® vegetable product line in Northern Europe.

Fiscal year ended April 28, 2004: Excludes the gain on disposal of the bakery business in Northern Europe, reorganization costs and the write down of pizza crust assets in the United Kingdom as follows: North American Consumer Products $5.3 million, U.S. Foodservice $3.9 million, Europe $(24.3) million, Other Operating Entities $1.0 million, and Non-Operating $5.9 million.

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
      The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended

	May 3,	April 27,	April 28,
	2006	2005	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Ketchup and sauces	$3,530,346	$3,234,229	$3,047,662
Meals and snacks	3,876,743	3,680,920	3,309,831
Infant foods	863,943	855,558	908,469
Other	372,406	332,749	359,869

Total	$8,643,438	$8,103,456	$7,625,831

      The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended

	Net External Sales			Long-Lived Assets

	May 3,	April 27,	April 28,
	2006	2005	2004	May 3,	April 27,	April 28,
	(53 Weeks)	(52 Weeks)	(52 Weeks)	2006	2005	2004

	(Dollars in thousands)
United States	$3,693,262	$3,379,961	$3,167,424	$2,085,039	$1,894,964	$1,857,041
United Kingdom	1,636,089	1,600,978	1,450,141	1,442,562	751,496	707,763
Other	3,314,087	3,122,517	3,008,266	2,241,941	2,479,204	2,246,217

Total	$8,643,438	$8,103,456	$7,625,831	$5,769,542	$5,125,664	$4,811,021

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

17.	Quarterly Results

	2006

	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)	(53 Weeks)

	(Unaudited)
	(Dollars in thousands, except per share amounts)
Sales(1)	$1,900,278	$2,156,984	$2,186,524	$2,399,652	$8,643,438
Gross profit(1)	702,562	803,772	780,717	806,023	3,093,074
Income from continuing
operations(1)	140,173	168,331	133,178	1,079	442,761
Net income	157,274	203,821	116,600	167,908	645,603
Per Share Amounts:
Income from continuing
operations— diluted(1)	$0.40	$0.49	$0.39	$0.00	$1.29
Income from continuing operations— basic(1)	0.41	0.50	0.40	0.00	1.31
Cash dividends	0.30	0.30	0.30	0.30	1.20

	2005

	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)

	(Unaudited)
	(Dollars in thousands, except per share amounts)
Sales(1)	$1,791,130	$2,012,661	$2,069,159	$2,230,506	$8,103,456
Gross profit(1)	683,126	767,435	784,734	798,235	3,033,530
Income from continuing operations(1)	175,017	189,991	131,512	191,484	688,004
Net income	194,836	198,965	152,411	206,487	752,699
Per Share Amounts:
Income from continuing
operations— diluted(1)	$0.49	$0.54	$0.37	$0.54	$1.95
Income from continuing
operations— basic(1)	0.50	0.54	0.38	0.55	1.97
Cash dividends	0.285	0.285	0.285	0.285	1.14

(1)	Amounts exclude the operating results related to the Company’s European seafood business and Tegel® poultry business in New Zealand, which were divested during Fiscal 2006 and which were presented as discontinued operations beginning in the third quarter of Fiscal 2006.
      Continuing operations for the first quarter of Fiscal 2006 includes charges of $32.4 million pretax ($23.5 million after tax) associated with targeted workforce reductions and costs incurred in connection with strategic reviews for several non-core businesses. Continuing operations for the second quarter of Fiscal 2006 includes charges of $46.5 million pretax ($37.1 million after tax) associated with targeted workforce reductions, costs incurred in connection with strategic reviews for several non-core businesses and net losses/impairment charges on divestitures. Continuing operations for the third quarter of Fiscal 2006 includes charges of $41.5 million pretax ($34.8 million after tax) associated with targeted workforce reductions, costs incurred in connection with strategic reviews for several non-core businesses and net losses/impairment charges on divestitures. Continuing operations for the fourth quarter of Fiscal 2006 includes charges of $232.8 million pretax ($179.5 million after tax) associated with targeted workforce reductions, costs incurred in connection with strategic reviews for several non-core businesses, net losses/impairment charges on divestitures and the impact of the American Jobs Creation Act.
      The third quarter of Fiscal 2005 includes a $64.5 million non-cash impairment charge for the Company’s equity investment in Hain and a $9.3 million non-cash charge to recognize the impair-

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
ment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. There was no tax benefit associated with these impairment charges. The fourth quarter of Fiscal 2005 includes a $27.0 million pre-tax ($18.0 million after-tax) non-cash asset impairment charge related to the anticipated sale of the HAK® vegetable product line in Northern Europe in Fiscal 2006.

18.	Commitments and Contingencies

Legal Matters:
      Certain suits and claims have been filed against the Company and have not been finally adjudicated. In the opinion of management, based upon the information that it presently possesses, the final conclusion and determination of these suits and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Lease Commitments:
      Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $97.6 million in 2006, $101.2 million in 2005 and $104.7 million in 2004. Future lease payments for non-cancelable operating leases as of May 3, 2006 totaled $447.3 million (2007-$73.1 million, 2008-$59.5 million, 2009-$48.4 million, 2010-$42.5 million, 2011-$27.6 million and thereafter-$196.2 million).
      No significant credit guarantees existed between the Company and third parties as of May 3, 2006.

19.	Advertising Costs
      Advertising expenses (including production and communication costs) for fiscal 2006, 2005 and 2004 were $296.9 million, $273.7 million and $286.1 million, respectively. For fiscal years 2006, 2005 and 2004, $148.9 million, $140.1 million and $142.7 million, respectively, were recorded as a reduction of revenue and $148.0 million, $133.6 million and $143.4 million, respectively, were recorded as a component of SG&A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      There is nothing to be reported under this item.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. See also “Report of Management on Internal Control over Financial Reporting”.
      (b) Management’s Report on Internal Control Over Financial Reporting.
      Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of May 3, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.
      (c) Changes in Internal Controls over Financial Reporting
      No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
      Subsequent to year end, the Company implemented SAP software in its U.K. operations.
Item 9B.     Other Information.
      There is nothing to be reported under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information — Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 16, 2006. The information regarding the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 16, 2006. The Company’s Global Code of Conduct which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Public Issues Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I above.

Item 11.	Executive Compensation.
      Information relating to executive compensation is set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 16, 2006. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 16, 2006. Such information is incorporated herein by reference.
      The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at May 3, 2006 were as follows:
Equity Compensation Plan Information

	(a)	(b)		(c)

				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity Compensation plans approved by stockholders	33,584,529	$39.08		15,195,626
Equity Compensation plans not approved by stockholders(1)(2)	132,078	N/A	(3)	N/A	(1)(4)

Total	33,716,607	$39.08		15,195,626

(1)	The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the “Restricted Stock Plan”) is designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees are those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and it is the Company’s intention to terminate the Restricted Stock Plan once all restrictions on previously issued shares are lifted. All awards of this type are now made under the Fiscal Year 2003 Stock Incentive Plan.

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
      Information relating to certain relationships with a beneficial shareholder and certain related transactions is set forth under the caption “Security Ownership of Certain Principal Shareholders” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 16, 2006. Such information is incorporated herein by reference.

Item 14.	Principal Auditor Fees and Services.
      Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 16, 2006. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8— “Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of May 3, 2006 and April 27, 2005
Consolidated Statements of Income for the fiscal years ended May 3, 2006, April 27, 2005 and April 28, 2004
Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 3, 2006, April 27, 2005 and April 28, 2004
Consolidated Statements of Cash Flows for the fiscal years ended May 3, 2006, April 27, 2005 and April 28, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 20, 2006, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended May 3, 2006, April 27, 2005 and April 28, 2004
(2)	The following report and schedule is filed herewith as a part hereof:
Consent of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 20, 2006 filed as a part hereof
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 3, 2006, April 27, 2005 and April 28, 2004
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
	3(i)	The Company’s Articles of Amendment dated July 13, 1994, amending and restating the Company’s amended and restated Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 1994.
	3(ii)	The Company’s By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.
	4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
(a) The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due 2032 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

	(b)	The Certificate of Designations, Preferences and Rights of Voting Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended August 1, 2001.
	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
		(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.
		(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
		(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
		(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
		(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
		(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(x)	Form of Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2000.
		(xi)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
		(xii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(xiii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xiv)	H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xv)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xvi)	Form of First Amendment to Severance Protection Agreement incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2004.
(xvii)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xviii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxi)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxii)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiii)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiv)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxv)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxvi)	Form of Performance Unit Award Agreement is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

	(xxvii)	Named Executive Officer Compensation
	(xxviii)	Jeffrey P. Berger Restricted Stock Unit Award and Agreement dated November 9, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxix)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxx)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxi)	Amendment Number One to the H.J. Heinz Company Fiscal Year 2003 Incentive Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxii)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxiii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxiv)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxv)	Amended and Restated H.J. Heinz Company Global Stock Purchase Plan.
	(xxxvi)	Letter to Joseph Jimenez, Jr. dated April 28, 2006.
	(xxxvii)	General Release of Joseph Jimenez, Jr. dated April 28, 2006.
	(xxxviii)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	The following Exhibit is filed by incorporation by reference to Item 15(a)(2) of this Report:
(a) Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2006.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack

................................................
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 20, 2006.

Signature	Capacity

/s/ William R. Johnson ........................................... William R. Johnson	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Arthur B. Winkleblack ........................................... Arthur B. Winkleblack	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Edward J. McMenamin ........................................... Edward J. McMenamin	Senior Vice President-Finance and Corporate Controller (Principal Accounting Officer)

William R. Johnson
Charles E. Bunch
Mary C. Choksi
Leonard S. Coleman, Jr.
Peter H. Coors
John G. Drosdick
Edith E. Holiday
Candace Kendle
Dean R. O’Hare
Dennis H. Reilley
Lynn C. Swann
Thomas J. Usher	Director } Director } Director } Director } Director } Director } Director } Director } Director } Director } Director } Director }	By /s/ Arthur B. Winkleblack ...................................... Arthur B. Winkleblack Attorney-in-Fact

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-51719, 33-32563, 33-42015, 33-55777, 33-62623, 333-13849, 333-87419, 333-49728 and 333-100820) of H. J. Heinz Company of our report dated June 20, 2006 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
June 20, 2006

Schedule II
H. J. Heinz Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended May 3, 2006, April 27, 2005 and April 28, 2004
(Thousands of Dollars)

		Additions

	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions		period

Fiscal year ended May 3, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$21,844	$3,213	$—	$8,069		$16,988

Fiscal year ended April 27, 2005:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$21,313	$9,267	$2,390	$11,126		$21,844

Fiscal year ended April 28, 2004:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$22,199	$12,457	$—	$13,343	(1)	$21,313

Notes :

(1)	Principally reserves on assets sold, written-off, reclassified or spun off.

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	The Company’s Articles of Amendment dated July 13, 1994, amending and restating the Company’s amended and restated Articles of Incorporation in their entirety, are incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 1994.
3(ii)	The Company’s By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.
4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due 2032 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	The Certificate of Designations, Preferences and Rights of Voting Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended August 1, 2001.
	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
	(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.

Description of Exhibit

(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(x)	Form of Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2000.
(xi)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
(xii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xiii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xiv)	H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xv)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xvi)	Form of First Amendment to Severance Protection Agreement incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

Description of Exhibit

(xvii)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xviii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxi)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxii)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiii)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiv)	Form of Three-Year Restricted Stock Unit Retention Award and Agree- ment for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxv)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxvi)	Form of Performance Unit Award Agreement is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxvii)	Named Executive Officer Compensation
(xxviii)	Jeffrey P. Berger Restricted Stock Unit Award and Agreement dated November 9, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

Description of Exhibit

	(xxix)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxx)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxi)	Amendment Number One to the H.J. Heinz Company Fiscal Year 2003 Incentive Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxii)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxiii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxiv)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxxv)	Amended and Restated H.J. Heinz Company Global Stock Purchase Plan.
	(xxxvi)	Letter to Joseph Jimenez, Jr. dated April 28, 2006.
	(xxxvii)	General Release of Joseph Jimenez, Jr. dated April 28, 2006.
	(xxxviii)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	The following Exhibit is filed by incorporation by reference to Item 15(a)(2) of this Report:(a) Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.