Form 10-Q
period 2006-08-02
HEINZ H J CO
filed 2006-08-31
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2006
OR
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of August 2, 2006 was 331,481,280 shares.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Stock Options
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,059,920	$1,900,278
Cost of products sold	1,287,503	1,197,716

Gross profit	772,417	702,562
Selling, general and administrative expenses	452,775	445,697

Operating income	319,642	256,865
Interest income	7,292	8,053
Interest expense	75,626	66,304
Other expense, net	7,711	2,836

Income from continuing operations before income taxes	243,597	195,778
Provision for income taxes	49,496	55,605

Income from continuing operations	194,101	140,173
Income from discontinued operations, net of tax	—	17,101

Net income	$194,101	$157,274

Income per common share:
Diluted
Continuing operations	$0.58	$0.40
Discontinued operations	—	0.05

Net income	$0.58	$0.45

Average common shares outstanding—diluted	334,711	348,885

Basic
Continuing operations	$0.59	$0.41
Discontinued operations	—	0.05

Net income	$0.59	$0.45

Average common shares outstanding—basic	331,584	345,735

Cash dividends per share	$0.35	$0.30

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2006	May 3, 2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$368,067	$445,427
Receivables, net	941,064	1,002,125
Inventories	1,070,858	1,073,682
Prepaid expenses	179,150	139,714
Other current assets	39,640	42,987

Total current assets	2,598,779	2,703,935

Property, plant and equipment	3,775,907	3,764,476
Less accumulated depreciation	1,862,450	1,863,919

Total property, plant and equipment, net	1,913,457	1,900,557

Goodwill	2,820,638	2,822,567
Trademarks, net	786,118	776,857
Other intangibles, net	274,578	269,564
Other non-current assets	1,323,756	1,264,287

Total other non-current assets	5,205,090	5,133,275

Total assets	$9,717,326	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2006	May 3, 2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$52,279	$54,052
Portion of long-term debt due within one year	3,009	917
Accounts payable	985,456	1,035,084
Salaries and wages	68,052	84,815
Accrued marketing	206,675	216,267
Other accrued liabilities	365,910	476,683
Income taxes	178,652	150,413

Total current liabilities	1,860,033	2,018,231

Long-term debt	4,399,717	4,357,013
Deferred income taxes	513,565	518,724
Non-pension post-retirement benefits	207,246	207,840
Other liabilities and minority interest	573,225	587,136

Total long-term liabilities	5,693,753	5,670,713
Shareholders’ Equity:
Capital stock	107,856	107,856
Additional capital	504,469	502,235
Retained earnings	5,531,835	5,454,108

	6,144,160	6,064,199
Less:
Treasury stock at cost (99,615,206 shares at August 2, 2006 and 100,339,405 shares at May 3, 2006)	3,879,472	3,852,220
Unearned compensation	—	32,773
Accumulated other comprehensive loss	101,148	130,383

Total shareholders’ equity	2,163,540	2,048,823

Total liabilities and shareholders’ equity	$9,717,326	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$194,101	$157,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,632	55,475
Amortization	9,764	5,768
Deferred tax benefit	(39,521)	(11,307)
Other items, net	(2,012)	13,358
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	6,855	87,993
Inventories	(2,602)	19,906
Prepaid expenses and other current assets	(31,475)	(56,112)
Accounts payable	(53,113)	(73,239)
Accrued liabilities	(138,408)	(21,977)
Income taxes	48,295	(11,223)

Cash provided by operating activities	47,516	165,916

Cash Flows from Investing Activities:
Capital expenditures	(38,927)	(47,162)
Proceeds from disposals of property, plant and equipment	24,402	1,807
Acquisitions, net of cash acquired	(1,496)	(62,458)
Proceeds from divestitures	11,925	993
Other items, net	(9,526)	(5,450)

Cash used for investing activities	(13,622)	(112,270)

Cash Flows from Financing Activities:
Payments on long-term debt	(22,538)	—
(Payments on)/proceeds from commercial paper and short-term debt, net	(10,505)	456,329
Dividends	(116,374)	(104,208)
Purchases of treasury stock	(86,901)	(258,539)
Exercise of stock options	85,650	26,672
Other items, net	8,325	11,908

Cash (used for)/provided by financing activities	(142,343)	132,162

Cash provided by operating activities of discontinued operations spun-off to Del Monte	30,630	—
Effect of exchange rate changes on cash and cash equivalents	459	(62,724)

Net (decrease)/increase in cash and cash equivalents	(77,360)	123,084
Cash and cash equivalents at beginning of year	445,427	1,083,749

Cash and cash equivalents at end of period	$368,067	$1,206,833

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended May 3, 2006.

(2)	Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 in Fiscal 2008.

Prior to May 4, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”.) Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the grant date as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Generally employee stock options were granted at or above the grant date market price, therefore, no compensation cost was recognized for stock option grants in prior periods; however, stock-based compensation was included as a pro-forma disclosure in the Notes to Consolidated Financial Statements. Compensation cost for restricted stock units was determined as the fair value of the Company’s stock at the grant date and was amortized over the vesting period and recognized as a component of general and administrative expenses.

Effective May 4, 2006, the Company adopted FAS 123R, Share-Based Payment (“FAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Income based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

(3)	Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses, in line with the Company’s strategy to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the quarter ended July 27, 2005. The discontinued operations generated sales of $209.9 million and net income of $17.1 million (net of $5.5 million in tax) for the quarter ended July 27, 2005.

(4)	Reorganization Costs

In the first quarter of Fiscal 2006, the Company recognized reorganization charges primarily for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses, and strategic reviews related to the Company’s portfolio realignment. The amount of such charges recorded in continuing operations of the Company totaled $32.4 million ($23.5 million after-tax), of which $2.1 million was recorded as costs of products sold and $30.3 million in selling, general and administrative expense (“SG&A”). In addition, $1.0 million was recorded in income of discontinued operations, net of tax. There were no material reorganization costs in the first quarter of Fiscal 2007.

(5)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	August 2, 2006	May 3, 2006
	(Thousands of Dollars)

Finished goods and work-in-process	$848,985	$817,037
Packaging material and ingredients	221,873	256,645

	$1,070,858	$1,073,682

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended August 2, 2006, by reportable segment, are as follows:

	North
	American
	Consumer	U.S.			Rest of
	Products	Foodservice	Europe	Asia/Pacific	World	Total
	(Thousands of Dollars)

Balance at May 3, 2006	$1,067,727	$278,039	$1,265,469	$195,206	$16,126	$2,822,567
Purchase accounting adjustments	179	(17,999)	1,895	—	—	(15,925)
Translation adjustments	(1,374)	—	20,371	(4,046)	(955)	13,996

Balance at August 2, 2006	$1,066,532	$260,040	$1,287,735	$191,160	$15,171	$2,820,638

During the first quarter of Fiscal 2007, the Company adjusted the purchase price allocation for the Kabobs, Inc. acquisition, based upon preliminary results of third party valuation procedures. This adjustment resulted in a reclassification between goodwill, trademarks, and other intangible assets. Additionally, the Company finalized the purchase price allocation for the Nancy’s Specialty Foods, Inc. acquisition, within the North American Consumer Products segment. The

Company expects to finalize the purchase price allocation for the HP Foods acquisition during Fiscal 2007 upon completion of third party valuation procedures.

Trademarks and other intangible assets at August 2, 2006 and May 3, 2006, subject to amortization expense, are as follows:

	August 2, 2006			May 3, 2006
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$198,140	$(62,686)	$135,454	$197,957	$(61,279)	$136,678
Licenses	208,186	(131,059)	77,127	208,186	(129,630)	78,556
Other	280,748	(83,297)	197,451	271,798	(80,790)	191,008

	$687,074	$(277,042)	$410,032	$677,941	$(271,699)	$406,242

Amortization expense for trademarks and other intangible assets subject to amortization was $8.3 million and $5.2 million for the quarters ended August 2, 2006 and July 27, 2005, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of August 2, 2006, annual amortization expense for each of the next five fiscal years is estimated to be approximately $33 million.

Intangible assets not subject to amortization at August 2, 2006 and May 3, 2006, were $650.7 million and $640.2 million, respectively, and consisted solely of trademarks.

(7)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by $243.8 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million. Of this $35 million tax benefit, the first quarter Fiscal 2007 tax expense benefited from a one time tax benefit of $22 million and $3 million recognized through the reduction in the current year effective tax rate for a total tax benefit in the first quarter of Fiscal 2007 of approximately $25 million. The remainder of the benefit will be recognized over the year through the effective tax rate. In addition, the Company incurred a foreign income tax liability of $29.3 related to this revaluation which will be paid during the third quarter of Fiscal 2007. The decrease in the effective tax rate for the first quarter from 28.4% in the prior year to 20.3% in the current year is primarily attributable to this revaluation.

The resolution of tax uncertainties and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

(8)	Stock-Based Compensation Plans

As of August 2, 2006, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit for the first quarter ended August 2, 2006 was $6.1 million and $2.2 million, respectively. These amounts include an incremental $2.5 million of compensation costs ($1.6 million after-tax or $0.01 impact on both basic and diluted earnings per share) related to the adoption of FAS 123R.

The Company’s primary means for issuing equity-based awards is the “Fiscal Year 2003 Stock Incentive Plan” (the “2003 Plan”), which was approved by shareholders on September 12, 2002. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares, for issuance as restricted stock units or restricted stock, with any remaining shares available to be issued as stock options. The maximum number of shares that may be granted under this plan is 18.9 million shares.

       Stock Options

On May 4, 2006, the Company adopted FAS 123R and began recognizing the cost of all employee stock options on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, Fiscal 2007 results include stock-based compensation expense related to stock options granted on or prior to, but not vested as of, May 3, 2006, based on the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of FAS 123. All stock-based payments granted subsequent to May 3, 2006, will be expensed based on the grant date fair value estimated in accordance with the provisions of FAS 123R. All stock-based compensation expense is recognized as a component of general and administrative expenses. Results for prior periods have not been restated.

FAS 123R also requires the attribution of compensation expense based on the concept of “requisite service period.” For awards with vesting provisions tied to retirement status (i.e., non-substantive vesting provisions,) compensation cost should be recognized from the date of grant to the earlier of the vesting date or the date of retirement-eligibility. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Had the Company previously applied the accelerated method of expense recognition, the impact would have been immaterial to the three months ended July 27, 2005.

Beginning with Fiscal 2006 awards, stock options generally require a service period from one to four years after the date of grant and have a maximum term of seven years. Prior to Fiscal 2006, awards generally had a maximum term of ten years. Awards granted prior to Fiscal 2004 generally had a requisite service period of three years.

In accordance with the plan agreement, stock option awards are typically forfeited if a holder voluntarily terminates employment prior to the vesting date. The Company estimates forfeitures based on an analysis of historical trends updated as discrete new information becomes available and will be re-evaluated on an annual basis. Compensation cost in any period is at least equal to the grant-date fair value of the vested portion of an award on that date.

The Company previously presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the condensed consolidated statements of cash flows. Upon adoption of FAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the first quarter ended, August 2, 2006, $1.4 million of excess tax benefits were reported as a financing cash inflow and $3.2 million of cash tax benefits as an operating cash inflow.

The Company has two plans from which it can issue stock option awards, the 2003 Plan and the 2000 Stock Option Plan (the “2000 Plan”), which was approved by shareholders on September 12, 2000. As of August 2, 2006, 216,883 shares remained available for issuance under the 2000 Plan. During the quarter, 11,240 shares were forfeited and returned to the plan.

A summary of the Company’s 2003 Plan at August 2, 2006 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	18,869
Number of stock option shares issued	(1,354)
Number of stock option shares forfeited and returned to the plan	112
Number of restricted stock units and restricted stock issued	(2,677)

Shares available for grant as stock options	14,950

A summary of the Company’s stock option activity for the first quarter ended August 2, 2006, and related information is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Terms (yrs.)	Intrinsic Value
	(Amounts in Thousands, Except per Share and Term Data)

Options outstanding at May 3, 2006	31,515	$39.33	4.40	$1,239,426
Options granted	—	—	—	—
Options exercised	(2,535)	33.79		(85,650)
Options forfeited and returned to the plan	(67)	46.30		(3,120)

Options outstanding at August 2, 2006	28,913	$39.80	4.22	$1,150,656

Options vested and exercisable at August 2, 2006	25,166	40.46	3.83	$1,018,297

The weighted average grant-date fair value of options granted was $6.78 per share for the first quarter ended July 27, 2005.

The Company received proceeds of $85.7 million and $26.7 million from the exercise of stock options during the first quarter ended August 2, 2006 and July 27, 2005, respectively. The tax benefit recognized as a result of stock option exercises was $4.6 million and $2.2 million for the first quarters of 2007 and 2006, respectively.

A summary of the status of the Company’s unvested stock options for the first quarter ended August 2, 2006 is as follows:

		Weighted
		Average Grant
	Number of	Date
	Options	Fair Value
	(000’s)	(per share)

Unvested options at May 3, 2006	5,970	$8.78
Options granted	—	—
Options vested	(2,218)	9.39
Options forfeited and returned to the plan	(6)	6.60

Unvested options at August 2, 2006	3,746	$6.73

As of August 2, 2006, there was $13.1 million of unrecognized compensation cost related to unvested option awards under the plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

       Restricted Stock Units and Restricted Shares

The 2003 Plan authorizes up to 9.4 million shares for issuance as restricted stock units (“RSUs”) or restricted stock with vesting periods from the first to the fifth anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs are converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient. Restricted stock is reserved in the recipients’ name at the grant date and issued upon vesting. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award.

Total compensation expense relating to RSUs and restricted stock was $3.6 million and $6.2 million for the first quarters ended August 2, 2006 and July 27, 2005, respectively. Unrecognized compensation cost in connection with these grants totaled $29.9 million and $38.2 million at August 2, 2006 and July 27, 2005, respectively. The cost is expected to be recognized over a weighted-average period of 2.8 years. The unearned compensation balance of $32.8 million as of May 4, 2006 related to RSU’s and restricted stock awards was reclassified into additional paid-in-capital upon adoption of SFAS 123R.

A summary of the Company’s RSU and restricted stock awards at August 2, 2006 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(2,881)
Number of shares forfeited and returned to the plan	204

Shares available for grant	6,763

A summary of the activity of unvested RSU and restricted stock awards for the first quarter ended August 2, 2006, and related information is as follows:

		Weighted
		Average Grant
		Date
	Number of	Fair Value
	Units	(per share)
	(Amounts in Thousands,
	Except per Share Data)

Unvested units and stock at May 3, 2006	1,769	$35.50
Units and stock granted	27	39.20
Units and stock vested	(108)	36.75
Units and stock forfeited and returned to the plan	(2)	35.81

Unvested units and stock at August 2, 2006	1,686	$35.48

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company expects to repurchase 14.0 million shares during Fiscal 2007.

       Fiscal Year 2006 Stock-Based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock option plan been determined in the prior year based on the fair-value-based method for all awards, the pro forma income and earnings per share from continuing operations amounts would have been as follows:

July 27, 2005
(In Thousands,
Except per Share Amounts)

Income from continuing operations:
As reported	$140,173
Fair value-based expense, net of tax	4,042

Pro forma	$136,131

Income per common share from continuing operations:
Diluted
As reported	$0.40
Pro forma	$0.39
Basic
As reported	$0.41
Pro forma	$0.39

       Fair Value Assumptions

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the first quarter ended July 27, 2005. There were no stock option grants for the first quarter ended August 2, 2006.

Fiscal Year 2006

Risk-free interest rate	4.0%
Dividend yield	3.2%
Volatility	22.3%
Expected option term (in years)	5.1 yrs

       Global Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option was the lower of the fair market value on either the first or last day of the period. The number of shares available for issuance under the GSPP is a total of three million shares. During Fiscal 2006, employees purchased 352,395 shares under the plan. The Company expects approximately 270,000 shares to be purchased under the plan in Fiscal 2007. Shares issued under the GSPP will be sourced from available treasury shares.

(9)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	August 2, 2006	July 27, 2005	August 2, 2006	July 27, 2005
	Pension Benefits		Post Retirement Benefits
	(Thousands of Dollars)

Service cost	$10,530	$10,539	$1,619	$1,536
Interest cost	33,438	30,287	3,837	3,792
Expected return on plan assets	(48,742)	(41,990)	—	—
Amortization of net initial asset	—	(5)	—	—
Amortization of prior service cost	(845)	807	(1,525)	(707)
Amortization of unrecognized loss	12,844	14,787	1,480	1,825

Net periodic benefit cost	7,225	14,425	5,411	6,446

Less periodic benefit cost associated with discontinued operations	—	94	—	—

Periodic benefit cost associated with continuing operations	$7,225	$14,331	$5,411	$6,446

As of August 2, 2006, the Company has contributed $13.2 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $60 million in Fiscal 2007.

Prepaid benefit costs of $749.8 million and $733.5 million are included as components of other non-current assets in the condensed consolidated balance sheets at August 2, 2006 and May 3, 2006, respectively.

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

Rest of World—This segment includes the Company’s operations in Africa, India, Latin America, the Middle East, and other areas that sell products in all of the Company’s categories.

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

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$615,577	$544,960
U.S. Foodservice	366,613	353,211
Europe	685,862	641,899
Asia/Pacific	291,533	259,920
Rest of World	100,335	100,288

Consolidated Totals	$2,059,920	$1,900,278

Intersegment revenues:
North American Consumer Products	$12,829	$12,303
U.S. Foodservice	6,054	4,898
Europe	4,914	3,235
Asia/Pacific	935	774
Rest of World	219	263
Non-Operating(a)	(24,951)	(21,473)

Consolidated Totals	$—	$—

Operating income (loss):
North American Consumer Products	$143,214	$123,931
U.S. Foodservice	55,056	50,462
Europe	119,349	93,723
Asia/Pacific	31,047	18,689
Rest of World	11,839	6,367
Non-Operating(a)	(40,863)	(36,307)

Consolidated Totals	$319,642	$256,865

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Thousands of Dollars)

Operating income (loss) excluding special items(b):
North American Consumer Products	$143,214	$125,767
U.S. Foodservice	55,056	51,810
Europe	119,349	106,891
Asia/Pacific	31,047	24,415
Rest of World	11,839	8,332
Non-Operating(a)	(40,863)	(27,980)

Consolidated Totals	$319,642	$289,235

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	First Quarter ended July 27, 2005—Excludes costs totaling $32.4 million associated with targeted workforce reductions and costs incurred in connection with strategic reviews for several non-core businesses as follows: North American Consumer Products, $1.8 million; U.S. Foodservice, $1.3 million; Europe, $13.2 million; Asia/Pacific, $5.7 million; Rest of World, $2.0 million; and Non-Operating $8.4 million.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Thousands of Dollars)

Ketchup and Sauces	$900,975	$802,929
Meals and Snacks	853,943	813,101
Infant Foods	213,697	194,378
Other	91,305	89,870

Total	$2,059,920	$1,900,278

(11)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(In Thousands)

Income from continuing operations	$194,101	$140,173
Preferred dividends	3	4

Income from continuing operations applicable to common stock	$194,098	$140,169

Average common shares outstanding—basic	331,584	345,735
Effect of dilutive securities:
Convertible preferred stock	122	125

Stock options, restricted stock and the global stock purchase plan	3,005	3,025

Average common shares outstanding—diluted	334,711	348,885

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock units are computed using the treasury stock method.

Options to purchase an aggregate of 10,096,291 and 18,617,139 shares of common stock for the first quarter ended August 2, 2006 and July 27, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2009. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of FAS 123R.

(12)	Comprehensive Income

	First Quarter Ended
	August 2, 2006	July 27, 2005
	FY 2007	FY 2006
	(Thousands of Dollars)

Net income	$194,101	$157,274
Other comprehensive income:
Foreign currency translation adjustments	29,407	(242,120)
Minimum pension liability adjustment	2,705	385
Net deferred gains/(losses) on derivatives from periodic revaluations	(8,990)	6,076
Net deferred (gains)/losses on derivatives reclassified to earnings	6,113	(146)

Comprehensive income/(loss).	$223,336	$(78,531)

(13)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the first quarter ended August 2, 2006. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

As of August 2, 2006, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $7.4 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the first quarter ended August 2, 2006 and July 27, 2005. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended August 2, 2006 and July 27, 2005.

As of August 2, 2006, the Company had outstanding cross currency swaps with a total notional amount of $1.9 billion, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $4.6 million (net of income taxes of $6.8 million) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the first quarter ended August 2, 2006. Gains of $5.1 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the first quarter ended August 2, 2006.

(14)	Supplemental Non-Cash Investing and Financing Activities

A capital lease obligation of $51.0 million was incurred when the Company entered into a lease for equipment during the first quarter ended August 2, 2006. This equipment was previously under an operating lease. This non-cash transaction has been excluded from the condensed consolidated statement of cash flows for the quarter ended August 2, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses, in line with the Company’s strategy to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the quarter ended July 27, 2005. The discontinued operations generated sales of $209.9 million and net income of $17.1 million (net of $5.5 million in tax) for the quarter ended July 27, 2005.

Reorganization Costs

In the first quarter of Fiscal 2006, the Company recognized reorganization charges primarily for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses, and strategic reviews related to the Company’s portfolio realignment. The amount of such charges recorded in continuing operations of the Company totaled $32.4 million ($23.5 million after-tax), of which $2.1 million was recorded as costs of products sold and $30.3 million in selling, general and administrative expense (“SG&A”). In addition, $1.0 million was recorded in income of discontinued operations, net of tax. There were no material reorganization costs in the first quarter of Fiscal 2007.

THREE MONTHS ENDED AUGUST 2, 2006 AND JULY 27, 2005

Results of Continuing Operations

Sales for the three months ended August 2, 2006 increased $159.6 million, or 8.4%, to $2.06 billion. Volume increased significantly, up 5.1%, and increases were generated in all of the Company’s segments, led by the North American Consumer Products and U.S. Foodservice segments. Strong volume increases were also noted in our businesses in Australia and Italy, as well as in the emerging markets of India, China, Indonesia and Poland, in line with the Company’s strategy to focus on such key emerging markets. Net pricing increased sales by 0.9%, mainly in the North American Consumer Products segment, Indonesia and Latin America. Acquisitions, net of divestitures, increased sales by 1.4%. Foreign exchange translation rates increased sales by 1.1%.

Gross profit increased $69.9 million, or 9.9%, to $772.4 million, and the gross profit margin increased to 37.5% from 37.0%. These increases were due to higher volume, increased pricing, productivity improvements and higher margin acquisitions, partially offset by increased commodity costs.

SG&A increased $7.1 million, or 1.6%, to $452.8 million; however, as a percentage of sales, SG&A decreased to 22.0% from 23.5%. The decrease as a percentage of sales is primarily due to the $30.3 million of special items in the prior year discussed above. The 1.6% increase in SG&A is primarily due to increased marketing expense, higher selling and distribution costs resulting from increased volume, costs related to the proxy contest of approximately $11 million and higher accrued incentive compensation costs, including the expensing of stock options. These increases were partially offset by the favorable impact of the prior year targeted workforce reductions, particularly in Europe and Asia, and the $30.3 million of special items discussed above.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $36.3 million, or 7.8%, to $502.9 million on a gross sales increase of 7.9%. Marketing support recorded as a reduction of revenue, typically deals and allowances, totaled $432.3 million and decreased as a percentage of gross sales to 17.3% from 17.7%, in line with the Company’s strategy. This decrease is due to reduced spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $12.7 million, or 21.9%, to $70.6 million, largely in North American Consumer Products and Europe, as the Company continues to invest behind its top brands.

Operating income increased $62.8 million, or 24.4%, to $319.6 million, which was favorably impacted by increased volume, the higher gross profit margin and the $32.4 million of prior year special items discussed above.

Net interest expense increased $10.1 million, to $68.3 million largely due to higher average interest rates in Fiscal 2007. Other expenses, net, increased $4.9 million to $7.7 million, chiefly due to increased minority interest expense and currency losses.

The effective tax rate for the current quarter was 20.3% compared to 28.4% last year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by $243.8 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million. Of this $35 million tax benefit, the first quarter Fiscal 2007 tax expense benefited from a one time tax benefit of $22 million and $3 million recognized through the reduction in the current year effective tax rate for a total tax benefit in the first quarter of Fiscal 2007 of approximately $25 million. The remainder of the benefit will be recognized over the year through the effective tax rate. The decrease in the effective tax rate in the current quarter is primarily attributable to this revaluation.

Income from continuing operations for the first quarter of Fiscal 2007 was $194.1 million compared to $140.2 million in the year earlier quarter, an increase of 38.5%, primarily due to the increase in operating income and a lower effective tax rate, partially offset by increased net interest expense. Diluted earnings per share from continuing operations was $0.58 in the current year compared to $0.40 in the prior year, up 45.0%.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $70.6 million, or 13.0%, to $615.6 million. Volume increased 4.3%, as a result of strong consumption growth in Smart Ones® and Boston Market® frozen entrees, sides and desserts as well as Delimex® and TGI Friday’s® frozen snacks. In addition, Classico® pasta sauces achieved continued volume growth, aided by increased promotions and new product introductions. These increases were partially offset by an expected volume decline in Heinz® ketchup relating to reduced promotions and a strategy to increase the consumption of more profitable larger sizes. Pricing increased 2.2% largely due to Heinz® ketchup, Ore-Ida® frozen potatoes and Classico® pasta sauces. The prior year acquisitions of Nancy’s Specialty Foods, Inc. and HP Foods increased sales 4.5% and favorable Canadian exchange translation rates increased sales 2.0%.

Gross profit increased $35.4 million, or 15.8%, to $259.8 million, and the gross profit margin increased to 42.2% from 41.2%. These increases are due primarily to increased volume, higher pricing and the favorable impact of acquisitions, partially offset by increased commodity costs. Operating income increased $19.3 million, or 15.6%, to $143.2 million, due to the increase in gross profit partially offset by increased research and development costs, as well as increased marketing expenses, primarily related to frozen snacks and Smart Ones® frozen entrees.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $13.4 million, or 3.8%, to $366.6 million. Volume increased 5.0%, due to higher single serve condiments and Heinz® ketchup volume, as well as continued expansion of frozen soup. Pricing reduced sales 0.4% as price reductions on frozen soup, resulting from lower distribution costs, were offset by increases on single-serve condiments and tomato products and sauces. Divestitures, net of acquisitions, reduced sales 0.8%.

Gross profit increased $3.7 million, or 3.4%, to $111.4 million, and the gross profit margin was consistent with the prior year. The increase in gross profit was primarily due to the Kabobs, Inc. acquisition. Operating income increased $4.6 million, or 9.1%, to $55.1 million, due to the increase in gross profit and increased volume, partially offset by increased incentive compensation accruals.

Europe

Heinz Europe’s sales increased $44.0 million, or 6.8%, to $685.9 million. Volume increased 2.2%, principally in the Italian infant feeding business, due to increased promotions, and Heinz® ketchup, resulting from increased marketing and promotional support as well as new customers, including McDonald’s. Strong volume growth of 22.2% was achieved in our business in Poland as a result of increased marketing support. These increases were partially offset by declines in the U.K. in ready-to-serve soup, due to promotional timing, and pasta convenience meals. Net pricing decreased sales 0.5%, resulting chiefly from the increased promotions in Italian infant feeding in order to address competitive activity. The acquisitions of HP Foods and Petrosoyuz in Fiscal 2006 increased sales 7.0%. Divestitures reduced sales 4.8% and favorable exchange translation rates increased sales by 3.0%.

Gross profit increased $20.5 million, or 8.1%, to $271.9 million, and the gross profit margin increased to 39.6% from 39.2%. These increases are primarily due to the favorable impact of acquisitions and increased volume, partially offset by increased raw material costs. Operating income increased $25.6 million, or 27.3%, to $119.3 million, due to the increase in gross profit and reduced general and administrative expenses (“G&A”), partially offset by increased marketing expense. The reduction in G&A is primarily a result of the prior year targeted workforce reductions, including the elimination of European headquarters. In addition, there was $13.2 million of reorganization costs in the prior year related to these workforce reductions and strategic review costs.

Asia/Pacific

Sales in Asia/Pacific increased $31.6 million, or 12.2%, to $291.5 million. Volume increased significantly, up 13.4%, reflecting strong volume in Australia, New Zealand, Indonesia and China, largely due to new product introductions and increased marketing. Higher pricing, primarily in Indonesia, increased sales 1.3%. Unfavorable exchange translation rates decreased sales by 2.6%.

Gross profit increased $7.7 million, or 9.1%, to $92.2 million. The gross profit margin decreased to 31.6% from 32.5%. The gross profit margin decline was primarily a result of higher commodity costs and unfavorable mix in Indonesia, partially offset by higher pricing. The 9.1% increase in gross profit also benefited from the strong volume improvements. Operating income increased $12.4 million, or 66.1%, to $31.0 million, primarily due to the increase in gross profit and reduced G&A, resulting from targeted workforce reductions, including the elimination of Asia headquarters in the prior year. In addition, there were $5.7 million of reorganization costs in the prior year related to these workforce reductions.

Rest of World

Sales for Rest of World were consistent with the prior year at $100.3 million, despite a reduction of 10.5% due to divestitures and another 2.3% due to unfavorable foreign exchange translation rates. Volume increased 5.8% due to increased market share on nutritional drinks in India and ketchup and baby food in Latin America. Higher pricing increased sales by 7.1%, largely due to price increases on baby food and reduced promotions on ketchup in Latin America.

Gross profit increased $2.0 million, or 6.1%, to $34.2 million, due mainly to increased pricing and improved business mix. Operating income increased $5.5 million, or 86.0% to $11.8 million.

Liquidity and Financial Position

Cash provided by operating activities was $47.5 million, a decrease of $118.4 million from the prior year. The decrease in the first quarter of Fiscal 2007 versus Fiscal 2006 is primarily due to unfavorable movement in accrued liabilities and less improvement in accounts receivable than in the prior year, partially offset by favorable movement in income taxes and higher net income. The Company continues to make progress in reducing our cash conversion cycle, with a reduction of 9 days, to 47 days in the first quarter of Fiscal 2007, reflecting improvements in core operations and the impact of prior year divestitures.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by $243.8 million. As a result of this revaluation, the Company incurred a foreign income tax liability of $29.3 million related to this revaluation which will be paid during the third quarter of Fiscal 2007. Additionally, cash flow from operations is expected to be improved by approximately $100 million over the five to twenty year tax amortization period.

Cash used for investing activities totaled $13.6 million compared to $112.3 million last year. Proceeds from divestitures, net of acquisitions, provided $10.4 million in Fiscal 2007 primarily related to the Company’s sale in the first quarter of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina. In Fiscal 2006, acquisitions, net of divestitures, used $61.5 million in cash, primarily related to the Company’s purchase of Petrosoyuz. Capital expenditures totaled $38.9 million (1.9% of sales) compared to $47.2 million (2.2% of total company sales) last year. Proceeds from disposals of property, plant and equipment were $24.4 million compared to $1.8 million in the prior year.

Cash used by financing activities totaled $142.3 million compared to providing $132.2 million last year. Payments on short-term debt and commercial paper were $10.5 million this year compared to proceeds of $456.3 million in the prior year. Payments on long-term debt were $22.5 million in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $1.3 million this year compared to $231.9 million in the prior year. Dividend payments totaled $116.4 million, compared to $104.2 million for the same period last year, reflecting a 16.7% increase in the annual dividend on common stock.

At August 2, 2006, the Company had total debt of $4.46 billion (including $23.1 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $368.1 million. The increase in total debt since prior year end is primarily the result of a new capital lease obligation incurred in the first quarter.

The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow, and access to the capital markets, if required should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.

In the first quarter of Fiscal 2007, cash required for reorganization costs related to workforce reductions was approximately $35 million. The Company is on track to achieve the full year estimated savings of $45 million in Fiscal 2007 as a result of the reorganization.

As of August 25, 2006, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB+, respectively.

The impact of inflation on both the Company’s financial position and the results of operations is not expected to adversely affect Fiscal 2007 results.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended August 2, 2006. For additional information, refer to pages 26 and 27 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 in Fiscal 2008.

Prior to May 4, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”.) Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the grant date as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Generally employee stock options were granted at or above the grant date market price, therefore, no compensation cost was recognized for stock option grants in prior periods; however, stock-based compensation was included as a pro-forma disclosure in the Notes to Consolidated Financial Statements. Compensation cost for restricted stock units was determined as the fair value of the Company’s stock at the grant date and was amortized over the vesting period and recognized as a component of general and administrative expenses.

Effective May 4, 2006, the Company adopted FAS 123R, Share-Based Payment (“FAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Income based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	change in credit ratings,

•	the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures and other strategic initiatives,

•	approval of acquisitions and divestitures by competition authorities, and satisfaction of other legal requirements,

•	the ability to successfully complete cost reduction programs,

•	the voting results on shareholder proposals, including the recent nomination of nominees for election as directors of the Company,

•	the ability to limit disruptions to the business resulting from the emphasis on three core categories and potential divestitures,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	the ability to maintain sales growth while reducing spending on advertising, marketing and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and other laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the possibility of an impairment in Heinz’s investments, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 3, 2006.

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

There have been no material changes in the Company’s market risk during the first quarter ended August 2, 2006. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2007, the Company implemented SAP software in its U.K. operations. As appropriate, the Company is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report under this item.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 3, 2006. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 3, 2006, in addition to the other information set forth in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of Fiscal 2007, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs

May 4, 2006 - May 31, 2006	90,000	$42.13	—	—
June 1, 2006 - June 28, 2006	—	—	—	—
June 29, 2006 - August 2, 2006	1,785,800	42.00	—	—

Total	1,875,800	$42.00	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. All repurchases were made in open market transactions. As of August 2, 2006, the maximum number of shares that may yet be purchased under the 2005 program is 13,195,292. In addition, on May 31, 2006, the Board of Directors authorized a share repurchase program of up to 25 million shares, all of which may yet be purchased under the program.

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

H. J. HEINZ COMPANY
  (Registrant)

Date: August 31, 2006

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 31, 2006

By:	/s/ Edward J. McMenamin
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