Form 10-Q
period 2006-11-01
HEINZ H J CO
filed 2006-11-30
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2006
OR
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
Large Accelerated filer X     Accelerated Filer        Non- Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the registrant’s Common Stock, par value $0.25 per share, outstanding as of November 1, 2006 was 329,483,534 shares.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
H. J. HEINZ COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
H. J. HEINZ COMPANY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Item 6. Exhibits
EX-10
EX-12
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	November 1,	October 26,
	2006	2005
	FY 2007	FY 2006
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,232,225	$2,156,984
Cost of products sold	1,385,627	1,353,212

Gross profit	846,598	803,772
Selling, general and administrative expenses	463,613	502,811

Operating income	382,985	300,961
Interest income	7,103	5,745
Interest expense	80,172	76,500
Other expense, net	7,106	7,082

Income from continuing operations before income taxes	302,810	223,124
Provision for income taxes	105,379	54,793

Income from continuing operations	197,431	168,331
(Loss)/income from discontinued operations, net of tax	(5,856)	35,490

Net income	$191,575	$203,821

Income/(loss) per common share:
Diluted
Continuing operations	$0.59	$0.49
Discontinued operations	(0.02)	0.10

Net income	$0.57	$0.60

Average common shares outstanding—diluted	334,617	342,533

Basic
Continuing operations	$0.60	$0.50
Discontinued operations	(0.02)	0.10

Net income	$0.58	$0.60

Average common shares outstanding—basic	330,670	339,475

Cash dividends per share	$0.35	$0.30

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	November 1,	October 26,
	2006	2005
	FY 2007	FY 2006
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$4,292,145	$4,057,262
Cost of products sold	2,673,130	2,550,928

Gross profit	1,619,015	1,506,334
Selling, general and administrative expenses	916,388	948,508

Operating income	702,627	557,826
Interest income	14,395	13,798
Interest expense	155,798	142,804
Other expense, net	14,817	9,918

Income from continuing operations before income taxes	546,407	418,902
Provision for income taxes	154,875	110,398

Income from continuing operations	391,532	308,504
(Loss)/income from discontinued operations, net of tax	(5,856)	52,591

Net income	$385,676	$361,095

Income/(loss) per common share:
Diluted
Continuing operations	$1.17	$0.89
Discontinued operations	(0.02)	0.15

Net income	$1.15	$1.04

Average common shares outstanding—diluted	334,767	345,963

Basic
Continuing operations	$1.18	$0.90
Discontinued operations	(0.02)	0.15

Net income	$1.16	$1.05

Average common shares outstanding—basic	331,077	342,856

Cash dividends per share	$0.70	$0.60

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	May 3,
	2006	2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$379,695	$445,427
Receivables, net	1,031,352	1,002,125
Inventories	1,277,250	1,073,682
Prepaid expenses	135,011	139,714
Other current assets	33,070	42,987

Total current assets	2,856,378	2,703,935

Property, plant and equipment	3,853,398	3,764,476
Less accumulated depreciation	1,929,080	1,863,919

Total property, plant and equipment, net	1,924,318	1,900,557

Goodwill	2,789,636	2,822,567
Trademarks, net	847,770	776,857
Other intangibles, net	399,314	269,564
Other non-current assets	1,380,968	1,264,287

Total other non-current assets	5,417,688	5,133,275

Total assets	$10,198,384	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	May 3,
	2006	2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$121,939	$54,052
Portion of long-term debt due within one year	3,058	917
Accounts payable	1,094,241	1,035,084
Salaries and wages	64,554	84,815
Accrued marketing	258,953	216,267
Other accrued liabilities	391,234	476,683
Income taxes	217,100	150,413

Total current liabilities	2,151,079	2,018,231

Long-term debt	4,507,612	4,357,013
Deferred income taxes	552,993	518,724
Non-pension post-retirement benefits	207,552	207,840
Other liabilities and minority interest	545,172	587,136

Total long-term liabilities	5,813,329	5,670,713
Shareholders’ Equity:
Capital stock	107,856	107,856
Additional capital	521,789	502,235
Retained earnings	5,607,326	5,454,108

	6,236,971	6,064,199
Less:
Treasury stock at cost (101,612,952 shares at November 1, 2006 and 100,339,405 shares at May 3, 2006)	3,973,088	3,852,220
Unearned compensation	—	32,773
Accumulated other comprehensive loss	29,907	130,383

Total shareholders’ equity	2,233,976	2,048,823

Total liabilities and shareholders’ equity	$10,198,384	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 1, 2006	October 26, 2005
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$385,676	$361,095
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	112,091	113,612
Amortization	13,869	15,086
Deferred tax (benefit)/provision	(36,039)	24,852
Other items, net	(2,762)	40,230
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(57,511)	47,520
Inventories	(196,715)	(155,572)
Prepaid expenses and other current assets	12,654	(22,780)
Accounts payable	21,094	65,198
Accrued liabilities	(67,469)	52,082
Income taxes	79,640	(147,840)

Cash provided by operating activities	264,528	393,483

Cash Flows from Investing Activities:
Capital expenditures	(89,542)	(99,609)
Proceeds from disposals of property, plant and equipment	34,167	3,427
Acquisitions, net of cash acquired	(68,457)	(1,050,466)
Proceeds from divestitures	3,904	7,703
Other items, net	(9,042)	(985)

Cash used for investing activities	(128,970)	(1,139,930)

Cash Flows from Financing Activities:
Payments on long-term debt	(49,832)	(711)
Net proceeds from commercial paper and short-term debt	130,185	999,293
Dividends	(232,458)	(206,594)
Purchases of treasury stock	(204,062)	(525,321)
Exercise of stock options	107,236	41,691
Other items, net	13,382	11,909

Cash (used for)/provided by financing activities	(235,549)	320,267

Cash provided by operating activities of discontinued operations spun-off to Del Monte	33,511	—
Effect of exchange rate changes on cash and cash equivalents	748	(57,364)

Net decrease in cash and cash equivalents	(65,732)	(483,544)
Cash and cash equivalents at beginning of year	445,427	1,083,749

Cash and cash equivalents at end of period	$379,695	$600,205

See Notes to Condensed Consolidated Financial Statements

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R). Among other things, SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This provision of SFAS 158, along with disclosure requirements, is effective for the Company prospectively at the end of Fiscal 2007. Based on the funded status of the Company’s pension and postretirement benefit plans disclosed in the Fiscal 2006 Annual Report on Form 10-K, the adoption of SFAS 158 would have resulted in the following impacts: a reduction in the prepaid pension assets of approximately $528 million, a pension and postretirement liability increase of approximately $47 million, a decrease in the deferred tax liability of approximately $185 million and a shareholders’ equity reduction of approximately $390 million. There is no impact to the Company’s statements of income or cash flows. The ultimate impact at the time of adoption is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans at the end of Fiscal 2007. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2008. The Company does not expect the impact of the change in measurement date to have a material impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 in Fiscal 2008.

Prior to May 4, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25,

Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the grant date as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Generally employee stock options were granted at or above the grant date market price, therefore, no compensation cost was recognized for stock option grants in prior periods; however, stock-based compensation was included as a pro-forma disclosure in the Notes to Consolidated Financial Statements. Compensation cost for restricted stock units was determined as the fair value of the Company’s stock at the grant date and was amortized over the vesting period and recognized as a component of general and administrative expenses.

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

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses, in line with the Company’s plan to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the second quarter and six months ended October 26, 2005. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the second quarter and six months ended November 1, 2006, primarily resulting from purchase price adjustments pursuant to the transaction agreements. The discontinued operations generated sales of $181.9 million and $391.7 million and net income of $3.5 million (net of $4.2 million in tax) and $20.6 million (net of $9.7 million in tax) for the second quarter and six months ended October 26, 2005, respectively.

Net income from discontinued operations related to the businesses spun-off to Del Monte in Fiscal 2003 was $32.0 million for the second quarter and six months ended October 26, 2005, and reflects the favorable settlement of tax liabilities.

(4)	Reorganization Costs

In Fiscal 2006, the Company recognized reorganization charges primarily for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses, and strategic reviews related to the Company’s portfolio realignment. The amount of such charges recorded in continuing operations of the Company totaled $33.8 million ($23.5 million after-tax) and $66.2 million ($47.0 million after-tax) for the second quarter and six months ended October 26, 2005, respectively. In addition, the Company recognized a net $12.7 million ($13.6 million after-tax) charge in the second quarter and six months ended October 26, 2005 primarily related to the sale of a seafood business in Israel. The total impact of these initiatives on continuing operations was $46.5 million for the second quarter ended October 26, 2005, of which $2.1 million was recorded as costs of products sold and $44.4 million in selling, general and administrative expense (“SG&A”). The total impact of these initiatives on continuing operations was $78.8 million for the six months ended October 26, 2005, of which $4.2 million was recorded as costs of products sold and $74.7 million in SG&A. Finally, reorganization charges of $3.1 million and

$4.1 million were recorded in income of discontinued operations, net of tax for the second quarter and six months ended October 26, 2005, respectively. There were no material reorganization costs in Fiscal 2007.

(5)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	November 1,	May 3,
	2006	2006
	(Thousands of Dollars)

Finished goods and work-in-process	$1,015,753	$817,037
Packaging material and ingredients	261,497	256,645

	$1,277,250	$1,073,682

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended November 1, 2006, by reportable segment, are as follows:

	North
	American				Other
	Consumer	U.S.			Operating
	Products	Foodservice	Europe	Asia/Pacific	Entities	Total
	(Thousands of Dollars)

Balance at May 3, 2006	$1,067,727	$278,039	$1,265,469	$195,206	$16,126	$2,822,567
Acquisitions	58,607	—	—	—	—	58,607
Purchase accounting adjustments	(21,233)	(15,125)	(92,001)	—	—	(128,359)
Translation adjustments	(1,771)	—	32,998	6,929	(1,335)	36,821

Balance at November 1, 2006	$1,103,330	$262,914	$1,206,466	$202,135	$14,791	$2,789,636

During October 2006, the Company acquired Renée’s Gourmet Foods, a Canadian manufacturer of premium salad dressings, sauces, dips, marinades and mayonnaise for approximately $67 million. The Company expects to finalize the purchase price allocation related to this acquisition upon completion of third party valuation procedures. Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward. Pro-forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

During the first six months of Fiscal 2007, the Company finalized the purchase price allocations for the acquisitions of HP Foods and Nancy’s Specialty Foods, resulting in reclassifications primarily between goodwill, trademarks, other intangible assets, and deferred income taxes. The Company also adjusted the purchase price allocation for the Kabobs, Inc. acquisition based upon preliminary results of third party valuation procedures. This adjustment primarily resulted in a reclassification between goodwill, trademarks, and other intangible assets.

Trademarks and other intangible assets at November 1, 2006 and May 3, 2006, subject to amortization expense, are as follows:

	November 1, 2006			May 3, 2006
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$194,065	$(59,680)	$134,385	$197,957	$(61,279)	$136,678
Licenses	208,186	(132,490)	75,696	208,186	(129,630)	78,556
Recipes/processes	56,450	(14,195)	42,255	95,456	(14,079)	81,377
Customer related assets	141,710	(13,764)	127,946	105,510	(11,507)	94,003
Other	68,971	(54,203)	14,768	70,832	(55,204)	15,628

	$669,382	$(274,332)	$395,050	$677,941	$(271,699)	$406,242

Amortization expense for trademarks and other intangible assets subject to amortization was $1.9 million and $7.0 million for the second quarter ended November 1, 2006 and October 26, 2005, respectively, and $10.2 million and $12.2 million for the six months ended November 1, 2006 and October 26, 2005, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter ended November 1, 2006. Based upon the amortizable intangible assets recorded on the balance sheet as of November 1, 2006, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at November 1, 2006 totaled $852.0 million and consisted of $713.4 million of trademarks, $122.4 million of recipes/processes, and $16.2 million of licenses. Intangible assets not subject to amortization at May 3, 2006 totaled $640.2 million, and consisted solely of trademarks.

(7)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

The current year-to-date effective tax rate was 28.3% compared to 26.4% for the prior year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by $243.8 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million, of which $27 million was recorded in the first six months of Fiscal 2007. The remainder of the tax benefit will be recognized through the effective tax rate in the third and fourth quarter.

The Fiscal 2006 year-to-date tax expense benefited from the reversal of a tax provision of $23.4 million related to a foreign affiliate along with an additional benefit of $16.3 million resulting from tax planning initiatives related to foreign tax credits, all of which was partially offset by the non-deductibility of certain asset write-offs.

The resolution of tax uncertainties and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Subsequent to the end of the second quarter, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company will realize a non-cash tax benefit of $64.1 million in the third quarter. For further discussion regarding the Company’s current considerations for possible tax planning strategies and the impact on the current year anticipated effective tax rate, refer to the information under the caption

“Subsequent Event” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28.

(8)	Stock-Based Compensation Plans

As of November 1, 2006, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $18.2 million and $6.5 million for the six months ended November 1, 2006 and $12.1 million and $4.3 million for the second quarter ended November 1, 2006, respectively. The first six months of fiscal 2007 include an incremental $11.0 million of compensation costs ($7.0 million after-tax or $0.02 impact on both basic and diluted earnings per share) related to FAS 123R.

The Company has two plans from which it can issue stock option awards, the “Fiscal Year 2003 Stock Incentive Plan” (the “2003 Plan”), which was approved by shareholders on September 12, 2002, and the 2000 Stock Option Plan (the “2000 Plan”), which was approved by shareholders on September 12, 2000. The Company’s primary means for issuing equity-based awards is the 2003 Plan. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may be issued as stock options. The maximum number of shares that may be granted under this plan is 18.9 million shares.

       Stock Options

On May 4, 2006, the Company adopted FAS 123R and began recognizing the cost of all employee stock options on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, Fiscal 2007 results include stock-based compensation expense related to stock options granted on or prior to, but not vested as of, May 3, 2006, based on the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of FAS 123. All stock-based awards granted subsequent to May 3, 2006, will be expensed based on the grant date fair value estimated in accordance with the provisions of FAS 123R. All stock-based compensation expense is recognized as a component of general and administrative expenses. Results for prior periods have not been restated.

FAS 123R also requires the attribution of compensation expense based on the concept of “requisite service period.” For awards with vesting provisions tied to retirement status (i.e., non-substantive vesting provisions,) compensation cost should be recognized from the date of grant to the earlier of the vesting date or the date of retirement-eligibility. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Had the Company previously applied the accelerated method of expense recognition, the impact would have been immaterial to the second quarter and six months ended October 26, 2005.

Stock options generally require a service period from one to four years after the date of grant. Awards granted prior to Fiscal 2004 generally had a requisite service period of three years. Beginning in Fiscal 2006, awards have a maximum term of seven years. Prior to Fiscal 2006, awards generally had a maximum term of ten years.

In accordance with their respective plans, stock options are forfeited if a holder voluntarily terminates employment prior to the vesting date. The Company estimates forfeitures based on an analysis of historical trends updated as discrete new information becomes available and will be re-evaluated on an annual basis. Compensation cost in any period is at least equal to the grant-date fair value of the vested portion of an award on that date.

The Company previously presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the condensed consolidated statements of cash flows. Upon adoption of FAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the six months ended, November 1, 2006, $5.4 million of cash tax benefits was reported as an operating cash inflow and $1.6 million of excess tax benefits as a financing cash inflow.

As of November 1, 2006, 3,041 shares remained available for issuance under the 2000 Plan. During the second quarter and six months ended November 1, 2006, respectively, 7,755 and 18,995 shares were forfeited and returned to the plan. During the second quarter and six months ended November 1, 2006, 221,597 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at November 1, 2006 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	18,869
Number of stock option shares issued	(2,027)
Number of stock option shares forfeited and returned to the plan	114
Number of restricted stock units and restricted stock issued	(2,799)

Shares available for grant as stock options	14,157

During the second quarter, the Company granted 894,930 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the six months ended November 1, 2006 and October 26, 2005 as computed using the Black-Scholes pricing model was $6.69 and $6.76, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended
	November 1,	October 26,
	2006	2005

Dividend yield	3.3%	3.2%
Expected volatility	17.9%	22.3%
Weighted-average expected life (in years)	5.0	5.1
Risk-free interest rate	4.7%	4.0%

The dividend yield assumption is based on the current fiscal year dividend payouts. The Company estimates expected volatility and expected option life assumption consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic daily volatility rate over a period equal to the average life of an option. The weighted-average expected life of options is based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of current awards. The risk-free interest rate is based on the U.S. Treasury (constant maturity) rate in effect at the date of grant for periods corresponding with the expected term of the options.

A summary of the Company’s stock option activity for the six months ended November 1, 2006, and related information is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (yrs.)	Intrinsic Value
	(Amounts in Thousands, Except per Share and Term Data)

Options outstanding at May 3, 2006	31,515	$39.33	4.40	$1,239,426
Options granted	895	41.92	6.84	37,515
Options exercised	(3,159)	42.23		(107,236)
Options forfeited and returned to the plan	(264)	47.34		(12,510)
Options outstanding at November 1, 2006	28,987	39.92	4.03	1,157,195

Options vested and exercisable at November 1, 2006	25,407	$40.28	3.68	1,023,354

The Company received proceeds of $107.2 million and $41.7 million from the exercise of stock options during the six months ended November 1, 2006 and October 26, 2005, respectively. The tax benefit recognized as a result of stock option exercises was $1.0 million and $0.4 million for the second quarters of Fiscal 2007 and 2006, respectively. The tax benefit recognized as a result of stock option exercises was $5.6 million and $2.6 million for the six months ended November 1, 2006 and October 26, 2005, respectively.

A summary of the status of the Company’s unvested stock options for the six months ended November 1, 2006 is as follows:

		Weighted
		Average Grant
		Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in Thousands, Except per Share Data)

Unvested options at May 3, 2006	5,970	$7.72
Options granted	895	6.69
Options vested	(3,274)	8.26
Options forfeited and returned to the plan	(11)	6.75

Unvested options at November 1, 2006	3,580	$6.96

As of November 1, 2006, there was $13.1 million of unrecognized compensation cost related to unvested option awards under the 2003 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

Fiscal Year 2006 Stock-Based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock option plan been determined in the prior year based on the fair-value-based method for all awards, the pro forma income and earnings per share from continuing operations amounts would have been as follows:

	October 26, 2005
	Second Quarter Ended	Six Months Ended
	(In thousands,
	Except per Share Amounts)

Income from continuing operations:
As reported	$168,331	$308,504
Fair value-based expense, net of tax	2,960	7,002

Pro forma	$165,371	$301,502

Income per common share from continuing operations:
Diluted
As reported	$0.49	$0.89
Pro forma	$0.48	$0.87
Basic
As reported	$0.50	$0.90
Pro forma	$0.48	$0.88

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

Total compensation expense relating to RSUs and restricted stock was $6.2 million and $4.4 million for the second quarters ended November 1, 2006 and October 26, 2005, respectively. Total compensation expense relating to RSUs and restricted stock was $9.9 million and $10.6 million for the six months ended November 1, 2006 and October 26, 2005, respectively. Unrecognized compensation cost in connection with these grants totaled $36.7 million and $34.9 million at November 1, 2006 and October 26, 2005, respectively. The cost is expected to be recognized over a weighted-average period of 2.9 years. The unearned compensation balance of $32.8 million as of May 4, 2006 related to RSUs and restricted stock awards was reclassified into additional paid-in-capital upon adoption of SFAS 123R.

A summary of the Company’s RSU and restricted stock awards at November 1, 2006 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(3,231)
Number of shares forfeited and returned to the plan	432

Shares available for grant	6,641

A summary of the activity of unvested RSU and restricted stock awards for the six months ended November 1, 2006, and related information is as follows:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Units	(per share)
	(Amounts in Thousands, Except per Share Data)

Unvested units and stock at May 3, 2006	1,813	$35.48
Units and stock granted	348	41.71
Units and stock vested	(131)	36.12
Units and stock forfeited and returned to the plan	(11)	36.00

Unvested units and stock at November 1, 2006	2,019	$36.51

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company expects to repurchase approximately 15.0 million shares during Fiscal 2007.

Global Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option is equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of three million shares. During the two offering periods from February 16, 2005 to February 15, 2006, employees purchased 352,395 shares under the plan. During the offering period from February 16, 2006 to August 15, 2006, employees purchased 157,111 shares under the plan. The Company expects approximately 125,000 additional shares to be purchased under the plan in the August 16, 2006 to February 15, 2007 offering period. Shares issued under the GSPP will be sourced from available treasury shares.

(9)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	Pension Benefits		Post-Retirement Benefits
		(Thousands of Dollars)

Service cost	$10,659	$10,483	$1,617	$1,555
Interest cost	33,764	30,420	3,836	3,818
Expected return on plan assets	(49,240)	(41,871)	—	—
Amortization of net initial asset	—	(6)	—	—
Amortization of prior service cost	(838)	1,026	(1,524)	(708)
Amortization of unrecognized loss	12,964	14,775	1,479	1,826
Loss due to settlement and special termination benefits	—	1,972	—	694

Net periodic benefit cost	7,309	16,799	5,408	7,185

Less periodic benefit cost associated with discontinued operations	—	94	—	—

Periodic benefit cost associated with continuing operations	$7,309	$16,705	$5,408	$7,185

	Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	Pension Benefits		Post-Retirement Benefits
		(Thousands of Dollars)

Service cost	$21,189	$21,022	$3,236	$3,091
Interest cost	67,202	60,888	7,673	7,610
Expected return on plan assets	(97,982)	(83,861)	—	—
Amortization of net initial asset	—	(11)	—	—
Amortization of prior service cost	(1,683)	2,056	(3,049)	(1,415)
Amortization of unrecognized loss	25,808	29,540	2,959	3,651
Loss due to settlement and special termination benefits	—	6,193	—	1,250

Net periodic benefit cost	14,534	35,827	10,819	14,187

Less periodic benefit cost associated with discontinued operations	—	188	—	—

Periodic benefit cost associated with continuing operations	$14,534	$35,639	$10,819	$14,187

As of November 1, 2006, the Company has contributed $37 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $60 million in Fiscal 2007.

Prepaid benefit costs of $766.7 million and $733.5 million are included as components of other non-current assets in the condensed consolidated balance sheets at November 1, 2006 and May 3, 2006, respectively.

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

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	FY 2007	FY 2006	FY 2007	FY 2006
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$671,644	$625,039	$1,287,221	$1,169,999
U.S. Foodservice	406,222	385,345	772,835	738,556
Europe	739,428	745,543	1,425,290	1,387,442
Asia/Pacific	318,323	300,395	609,856	560,315
Rest of World	96,608	100,662	196,943	200,950

Consolidated Totals	$2,232,225	$2,156,984	$4,292,145	$4,057,262

	Second Quarter Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	FY 2007	FY 2006	FY 2007	FY 2006
	(Thousands of Dollars)

Intersegment revenues:
North American Consumer Products	$12,982	$13,128	$25,811	$25,431
U.S. Foodservice	5,324	5,307	11,378	10,205
Europe	3,812	3,239	8,726	6,474
Asia/Pacific	1,501	449	2,436	1,223
Rest of World	567	301	786	564
Non-Operating(a)	(24,186)	(22,424)	(49,137)	(43,897)

Consolidated Totals	$—	$—	$—	$—

Operating income (loss):
North American Consumer Products	$165,965	$147,018	$309,179	$270,949
U.S. Foodservice	59,537	47,202	114,593	97,664
Europe	139,386	106,887	258,735	200,610
Asia/Pacific	44,317	36,012	75,364	54,701
Rest of World	11,828	(5,002)	23,667	1,365
Non-Operating(a)	(38,048)	(31,156)	(78,911)	(67,463)

Consolidated Totals	$382,985	$300,961	$702,627	$557,826

Operating income (loss) excluding special items(b):
North American Consumer Products	$165,965	$147,571	$309,179	$273,338
U.S. Foodservice	59,537	52,535	114,593	104,345
Europe	139,386	127,059	258,735	233,950
Asia/Pacific	44,317	38,075	75,364	62,490
Rest of World	11,828	10,419	23,667	18,751
Non-Operating(a)	(38,048)	(28,227)	(78,911)	(56,207)

Consolidated Totals	$382,985	$347,432	$702,627	$636,667

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Second Quarter ended October 26, 2005—Excludes costs totaling $46.5 million associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses, and losses on disposals as follows: North American Consumer Products, $0.6 million; U.S. Foodservice, $5.3 million; Europe, $20.2 million; Asia/Pacific, $2.1 million; Rest of World, $15.4 million; and Non-Operating $2.9 million.

Six Months ended October 26, 2005—Excludes costs totaling $78.8 million associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses, and losses on disposals as follows: North American Consumer Products, $2.4 million; U.S. Foodservice, $6.7 million; Europe, $33.3 million; Asia/Pacific, $7.8 million; Rest of World, $17.4 million; and Non-Operating $11.3 million.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	FY 2007	FY 2006	FY 2007	FY 2006
	(Thousands of Dollars)

Ketchup and Sauces	$915,149	$870,080	$1,816,124	$1,673,009
Meals and Snacks	1,009,344	968,327	1,863,287	1,781,428
Infant Foods	213,202	207,318	426,899	401,696
Other	94,530	111,259	185,835	201,129

Total	$2,232,225	$2,156,984	$4,292,145	$4,057,262

(11)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	FY 2007	FY 2006	FY 2007	FY 2006
	(In thousands)

Income from continuing operations	$197,431	$168,331	$391,532	$308,504
Preferred dividends	4	3	7	7

Income from continuing operations applicable to common stock	$197,427	$168,328	$391,525	$308,497

Average common shares outstanding—basic	330,670	339,475	331,077	342,856
Effect of dilutive securities:
Convertible preferred stock	122	125	120	125
Stock options, restricted stock and the global stock purchase plan	3,825	2,933	3,570	2,982

Average common shares outstanding—diluted	334,617	342,533	334,767	345,963

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock units are computed using the treasury stock method.

Options to purchase an aggregate of 10,840,037 shares of common stock for the second quarter and six months ended November 1, 2006 and 18,561,090 shares of common stock for the second quarter and six months ended October 26, 2005, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2009. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of FAS 123R.

(12)	Comprehensive Income

	Second Quarter Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2006	2005	2006	2005
	FY 2007	FY 2006	FY 2007	FY 2006
		(Thousands of Dollars)

Net income	$191,575	$203,821	$385,676	$361,095
Other comprehensive income:
Foreign currency translation adjustments	62,981	46,722	92,388	(195,398)
Minimum pension liability adjustment	1,764	(2,548)	4,469	(2,163)
Net deferred losses on derivatives from periodic revaluations	(2,417)	(13,644)	(11,407)	(7,568)
Net deferred losses on derivatives reclassified to earnings	8,913	9,186	15,026	9,040

Comprehensive income	$262,816	$243,537	$486,152	$165,006

(13)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the six months ended November 1, 2006. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

As of November 1, 2006, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $2.0 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the second quarter and six months ended November 1, 2006 and October 26, 2005. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarter and six months ended November 1, 2006 and October 26, 2005.

As of November 1, 2006, the Company had outstanding cross currency swaps with a total notional amount of $1.9 billion, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. A net gain of $2.0 million ($2.2 million after-tax) and a net loss of $9.4 million ($2.4 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the second quarter and six months ended November 1, 2006, respectively. Gains of $4.8 million and $9.9 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the second quarter and six months ended November 1, 2006, respectively.

(14)	Supplemental Non-Cash Investing and Financing Activities

A capital lease obligation of $51.0 million was incurred when the Company entered into a lease for equipment during the first quarter of Fiscal 2007. This equipment was previously under an operating lease. This non-cash transaction has been excluded from the condensed consolidated statement of cash flows for the six months ended November 1, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses, in line with the Company’s plan to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the second quarter and six months ended October 26, 2005. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the second quarter and six months ended November 1, 2006, primarily resulting from purchase price adjustments pursuant to the transaction agreements. The discontinued operations generated sales of $181.9 million and $391.7 million and net income of $3.5 million (net of $4.2 million in tax) and $20.6 million (net of $9.7 million in tax) for the second quarter and six months ended October 26, 2005, respectively.

Net income from discontinued operations related to the businesses spun-off to Del Monte in Fiscal 2003 was $32.0 million for the second quarter and six months ended October 26, 2005, and reflects the favorable settlement of tax liabilities.

Reorganization Costs

In Fiscal 2006, the Company recognized reorganization charges primarily for severance and employee benefit costs consistent with the Company’s goals to streamline its businesses, and strategic reviews related to the Company’s portfolio realignment. The amount of such charges recorded in continuing operations of the Company totaled $33.8 million ($23.5 million after-tax) and $66.2 million ($47.0 million after-tax) for the second quarter and six months ended October 26, 2005, respectively. In addition, the Company recognized a net $12.7 million ($13.6 million after-tax) charge in the second quarter and six months ended October 26, 2005 primarily related to the sale of a seafood business in Israel. The total impact of these initiatives on continuing operations was $46.5 million for the second quarter ended October 26, 2005, of which $2.1 million was recorded as costs of products sold and $44.4 million in selling, general and administrative expense (“SG&A”). The total impact of these initiatives on continuing operations was $78.8 million for the six months ended October 26, 2005, of which $4.2 million was recorded as costs of products sold and $74.7 million in SG&A. Finally, reorganization charges of $3.1 million and $4.1 million were recorded in income of discontinued operations, net of tax for the second quarter and six months ended October 26, 2005, respectively. There were no material reorganization costs in Fiscal 2007.

THREE MONTHS ENDED NOVEMBER 1, 2006 AND OCTOBER 26, 2005

Results of Continuing Operations

Sales for the three months ended November 1, 2006 increased $75.2 million, or 3.5%, to $2.23 billion. Sales were favorably impacted by an increase in volume of 2.5% driven primarily by the North American, Australian and New Zealand businesses. These increases were partially offset by seasonally related declines in Indonesia. Net pricing increased sales by 1.7%, mainly due to our businesses in the U.S., U.K., Indonesia and Latin America. Divestitures, net of acquisitions, decreased sales by 2.6%. Foreign exchange translation rates increased sales by 1.8%.

Gross profit increased $42.8 million, or 5.3%, to $846.6 million, and the gross profit margin increased to 37.9% from 37.3%. These increases reflect higher volume, increased pricing and favorable foreign exchange, partially offset by commodity cost increases and the impact of divestitures.

SG&A decreased $39.2 million, or 7.8%, to $463.6 million and decreased as a percentage of sales to 20.8% from 23.3%. These decreases are primarily due to the $44.4 million of reorganization costs in the prior year discussed above. In addition, the targeted workforce reductions in the prior year have resulted in reduced selling and distribution expenses (“S&D”) despite volume increases, and reduced general and administrative expenses (“G&A”). These declines were partially offset by increased marketing expense, particularly in the North American Consumer Products segment, and increased compensation costs related to the adoption of FAS 123(R) in the current fiscal year.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) decreased $8.9 million, or 1.7%, to $520.5 million on a gross sales increase of 2.3%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $14.5 million, or 3.2%, to $443.5 million, in line with the Company’s strategy. This decrease is due to reduced spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $5.6 million, or 7.9%, to $77.0 million. Spending increased across virtually the entire Company, particularly in the U.S. Consumer Products business, while the U.K. business reduced spending.

Operating income increased $82.0 million, or 27.3%, to $383.0 million, which was favorably impacted by increased volume, the higher gross profit margin, reduced SG&A and the $46.5 million of prior year special items discussed above.

Net interest expense increased $2.3 million, to $73.1 million, due to higher average interest rates in Fiscal 2007. Other expenses, net, remained consistent at $7.1 million.

The effective tax rate for the current quarter is 34.8% compared to 24.6% in the prior year. The prior year’s second quarter tax expense benefited from the reversal of a tax provision of $23.4 million related to a foreign affiliate, partially offset by the non-deductibility of certain asset write-offs taken that quarter. The Company continues to expect a reported tax rate on continuing operations for the year of approximately 30%.

Income from continuing operations was $197.4 million compared to $168.3 million in the year earlier quarter, an increase of 17.3%, primarily due to the increase in operating income, partially offset by a higher effective tax rate. Diluted earnings per share from continuing operations was $0.59 in the current year compared to $0.49 in the prior year, up 20.4%.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $46.6 million, or 7.5%, to $671.6 million. Volume increased 4.7%, due largely to strong growth in Smart Ones® and Boston Marketfrozen entrees, sides and desserts. The increase in Smart Ones® reflects improved distribution, and the increase in Boston Market® frozen entrees relates primarily to increased promotions and new packaging design. Volume increases were also generated from increased consumption of TGI Friday’s® and Bagel Bites® frozen snacks and Heinz® gravy. These volume increases were partially offset by declines in Ore-Ida® frozen potatoes, resulting from a reduced supply of raw potatoes and reduced promotional activity. Pricing increased 1.0% largely due to Heinz® ketchup, resulting from reduced promotions as part of the strategy to increase consumption through sales of larger sizes, and Ore-Ida® frozen potatoes, resulting from reduced promotions. Acquisitions increased sales 0.8%, primarily from the current quarter acquisition of Renée’s Gourmet Foods, a Canadian manufacturer of premium salad dressings, sauces, dips, marinades and mayonnaise. Favorable Canadian exchange translation rates increased sales 1.0%.

Gross profit increased $24.3 million, or 9.3%, to $286.1 million, and the gross profit margin increased to 42.6% from 41.9%. These increases are due primarily to increased volume, higher pricing and manufacturing efficiencies in the Canadian business. Operating income increased

$18.9 million, or 12.9%, to $166.0 million, due to the increase in gross profit and lower S&D, despite higher volume, due to reduced transportation costs from distribution efficiencies. These increases were partially offset by increased marketing expenses, primarily for Smart Ones®, Ore-Ida® and frozen snacks, and increased incentive compensation accruals.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $20.9 million, or 5.4%, to $406.2 million. Volume increased 5.1%, due to higher volume in Heinz® ketchup and frozen soup, appetizers and desserts. Pricing increased 2.3%, reflecting lower deal spending on Heinz® ketchup and price increases taken on Heinz® tomato products and frozen desserts. Divestitures, net of acquisitions, reduced sales 2.1%.

Gross profit increased $11.8 million, or 10.6%, to $123.6 million, and the gross profit margin increased to 30.4% from 29.0% primarily due to increased volume, higher pricing and prior year reorganization costs related to targeted workforce reductions of $2.4 million, partially offset by higher commodity costs. Operating income increased $12.3 million, or 26.1%, to $59.5 million, largely due to the increase in gross profit and $5.3 million of reorganization costs incurred in the prior year related to targeted workforce reductions, partially offset by increased incentive compensation accruals. In addition, operating income benefited from reduced S&D costs, despite the strong volume improvement, reflecting strong productivity initiatives to reduce transportation costs.

Europe

Heinz Europe’s sales decreased $6.1 million, or 0.8%, to $739.4 million. Volume decreased 1.7%, due to reduced promotions on HP® and Lea & Perrins® sauces, timing of promotions in the Italian infant nutrition business and market softness in our Russian business. These declines were partially offset by increases on Heinz® ketchup across Europe, Heinz® beans in the U.K. and Pudlizski® sauces in Poland. The increase in Heinz® ketchup is a result of increased marketing and promotional support as well as new customers, including McDonald’s. Higher pricing increased sales 1.4%, driven primarily by Heinz® soup and pasta meals in the U.K. The acquisition of HP Foods in Fiscal 2006 increased sales 1.5%. Divestitures reduced sales 6.7%, and favorable exchange translation rates increased sales by 4.7%.

Gross profit increased $3.1 million, or 1.1%, to $295.3 million, and the gross profit margin increased to 39.9% from 39.2%. These increases are due to higher pricing and favorable exchange translation rates, partially offset by the impact of divestitures and increased raw potato costs in our frozen food business. Operating income increased $32.5 million, or 30.4%, to $139.4 million, due primarily to reduced G&A and lower marketing expense. The decrease in G&A reflects prior year targeted workforce reductions, including the elimination of European headquarters, as well as $20.2 million of reorganization costs incurred in the prior year related to these workforce reductions and strategic review costs. The slight reduction in marketing expense is primarily related to the timing of promotions, particularly on the HP® sauce business. Marketing expense is expected to increase in the second half of the year with the planned launch of HP® Top Down, which will be supported with significant off shelf promotional support, and the Dreamz Meanz Heinz™ initiative, an integrated consumer and trade promotion that runs across the Heinz® brand portfolio in the U.K.

Asia/Pacific

Sales in Asia/Pacific increased $17.9 million, or 6.0%, to $318.3 million. Volume increased sales 3.7%, reflecting continued strong performance in Australia and New Zealand, largely due to new product introductions in Weight Watchers® steamfresh vegetables and meals. These increases were offset by declines in Indonesian drinks, reflecting the shift in Ramadan related promotions from the second quarter of Fiscal 2006 to the first quarter of Fiscal 2007. Higher pricing increased sales 2.1%, mainly due to price increases taken on Indonesian sauces and drinks, partially offset by increased promotional spending in Australia.

Gross profit increased $5.1 million, or 5.1%, to $105.4 million, benefiting from volume improvements. The gross profit margin decreased to 33.1% from 33.4% primarily due to commodity cost increases in Indonesia, partially offset by higher pricing. Operating income increased $8.3 million, or 23.1%, to $44.3 million, primarily due to the increase in gross profit and reduced G&A, partially offset by increased marketing. The reduction in G&A is a result of targeted workforce reductions, including the elimination of Asia headquarters, in the prior year, and $2.1 million of reorganization costs in the prior year related to these workforce reductions.

Rest of World

Sales for Rest of World decreased $4.1 million, or 4.0%, to $96.6 million, as divestitures reduced sales 13.6% and foreign exchange translation rates reduced sales 3.1%. Volume increased 6.8% due primarily to market and share growth in nutritional drinks in India and increased promotions on baby food in Latin America. Higher pricing increased sales by 5.9%, largely due to reduced promotions and price increases taken in Latin America.

Gross profit decreased slightly by $0.2 million, or 0.7%, to $33.7 million, as increased pricing was offset by the impact of divestitures. Operating income increased $16.8 million, to $11.8 million, due primarily to an asset impairment charge for the seafood business in Israel related to its sale in the prior year.

SIX MONTHS ENDED NOVEMBER 1, 2006 AND OCTOBER 26, 2005

Results of Continuing Operations

Sales for the six months ended November 1, 2006 increased $234.9 million, or 5.8%, to $4.29 billion. Sales were favorably impacted by a volume increase of 3.7%, with increases across all of the Company’s segments, led by the North American Consumer Products and U.S. Foodservice segments. Strong volume increases were also noted in our businesses in Australia and New Zealand, as well as in the emerging markets of India, China and Poland, in line with the Company’s strategy to focus on such key emerging markets. These increases were partially offset by declines in Indonesia, Russia and the U.K. Net pricing increased sales by 1.4%, mainly due to our businesses in North America, the U.K, Indonesia and Latin America. Divestitures, net of acquisitions, decreased sales by 0.7%. Foreign exchange translation rates increased sales by 1.5%.

Gross profit increased $112.7 million, or 7.5%, to $1.62 billion, and the gross profit margin increased to 37.7% from 37.1%. These increases were due to higher volume, increased pricing, higher margin acquisitions, productivity improvements and favorable foreign exchange, partially offset by commodity cost increases.

SG&A decreased $32.1 million, or 3.4%, to $916.4 million and decreased as a percentage of sales to 21.4% from 23.4%. These decreases are primarily due to the favorable impact of the prior year targeted workforce reductions, particularly in Europe and Asia, and the $74.7 million of reorganization costs in the prior year discussed above. These declines were partially offset by increased marketing expense, costs of approximately $12 million related to the proxy contest affecting the Company’s 2006 election of directors and higher accrued incentive compensation costs, including the expensing of stock options. S&D costs were higher as a result of the volume increase; however as a percentage of sales, S&D declined.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $27.4 million, or 2.7%, to $1.02 billion on a gross sales increase of 5.0%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $9.0 million, or 1.0%, to $875.8 million. This increase is due to foreign exchange translation rates, partially offset by decreases relating to spending reductions on less efficient promotions and a realignment of list prices. Marketing support recorded as a component of SG&A increased $18.3 million, or 14.2%, to $147.6 million, as the Company continues to invest behind its top brands.

Operating income increased $144.8 million, or 26.0%, to $702.6 million, which was favorably impacted by increased volume, the higher gross profit margin and the $78.8 million of prior year special items discussed above.

Net interest expense increased $12.4 million, to $141.4 million, due to higher average interest rates in Fiscal 2007. Other expenses, net, increased $4.9 million, to $14.8 million, largely due to increased minority interest expense and currency losses and reduced equity income.

The year-to-date effective tax rate was 28.3% compared to 26.4% in the prior year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by $243.8 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million, of which $27 million was recorded in the first six months of Fiscal 2007. The remainder of the tax benefit will be recognized through the effective tax rate in the third and fourth quarter. The Fiscal 2006 year-to-date tax expense benefited from the reversal of a tax provision of $23.4 million related to a foreign affiliate as well as a benefit of $16.3 million that resulted from tax planning initiatives related to foreign tax credits, all of which was partially offset by the non-deductibility of certain asset write-offs.

Income from continuing operations was $391.5 million compared to $308.5 million in the year earlier quarter, an increase of 26.9%, primarily due to the increase in operating income, partially offset by a higher effective tax rate and higher net interest expense. Diluted earnings per share from continuing operations was $1.17 in the current year compared to $0.89 in the prior year, an increase of 31.5%.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $117.2 million, or 10.0%, to $1.29 billion. Volume increased 4.5%, largely resulting from strong consumption growth in Smart Ones® and Boston Market® frozen entrees, sides and desserts, Heinz® gravy and Delimex®, TGI Friday’s® and Bagel Bites® frozen snacks. In addition, Classico® pasta sauces generated volume growth, aided by increased promotions and new product introductions. These increases were partially offset by the expected first quarter volume decline in Heinz® ketchup, reflecting fewer promotions as part of the strategy to increase consumption through sales of larger sizes. Ore-Ida® frozen potatoes also had slightly lower sales reflecting a shortage of raw potato supply and reduced promotional activity. Pricing increased 1.5% largely due to Heinz® ketchup and Ore-Ida® frozen potatoes, resulting from reduced promotions. Acquisitions increased sales 2.5%, primarily from the prior year acquisitions of Nancy’s Specialty Foods and HP Foods as well as the second quarter acquisition of Renée’s Gourmet Foods. Favorable Canadian exchange translation rates increased sales 1.4%.

Gross profit increased $59.7 million, or 12.3%, to $545.9 million, and the gross profit margin increased to 42.4% from 41.6%. These increases are due primarily to increased volume, higher pricing, the favorable impact of acquisitions and reduced manufacturing costs in the Canadian business, partially offset by increased commodity costs. Operating income increased $38.2 million, or 14.1%, to $309.2 million, mainly due to the increase in gross profit. This increase was partially offset by increased marketing expenses, primarily for Smart Ones®, Ore-Ida® and frozen snacks, and increased research and development costs and incentive compensation costs.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $34.3 million, or 4.6%, to $772.8 million. Volume increased 5.1%, due to higher volume in Heinz® ketchup, single serve condiments and frozen soup, appetizers and desserts. Pricing increased 1.0%, largely due to Heinz® ketchup and tomato products, single serve condiments and frozen desserts, partially offset by price reductions on frozen soup. Divestitures, net of acquisitions, reduced sales 1.4%.

Gross profit increased $15.5 million, or 7.1%, to $235.0 million, and the gross profit margin increased to 30.4% from 29.7% reflecting the increased volume, higher pricing, the Kabobs, Inc. acquisition and prior year reorganization costs related to targeted workforce reductions of $3.0 million, partially offset by higher commodity costs. Operating income increased $16.9 million, or 17.3%, to $114.6 million, largely due to the increase in gross profit and $6.7 million of reorganization costs incurred in the prior year related to targeted workforce reductions, partially offset by incentive compensation costs. In addition, operating income benefited from reduced S&D as a percentage of sales, despite the strong volume improvement, due to reduced transportation costs resulting from productivity initiatives.

Europe

Heinz Europe’s sales increased $37.8 million, or 2.7%, to $1.43 billion. Volume increased slightly as improvements in Heinz® ketchup, Heinz® beans, Italian infant feeding and Pudlizki® sauces in Poland were offset by reduced promotions in HP® and Lea & Perrins® sauces, market softness in our Russian business and promotional timing in U.K. ready-to-serve soups and pasta convenience meals. Pricing increased slightly, up 0.5%, driven primarily by promotional timing of Heinz® soup and pasta meals in the U.K. The acquisition of HP Foods and Petrosoyuz in Fiscal 2006 increased sales 4.0%. Divestitures reduced sales 5.8%, and favorable exchange translation rates increased sales by 3.9%.

Gross profit increased $23.6 million, or 4.3%, to $567.2 million, and the gross profit margin increased to 39.8% from 39.2%. These increases are due to higher pricing, the favorable impact of acquisitions and favorable exchange translation rates, partially offset by increased raw potato costs in our frozen food business. Operating income increased $58.1 million, or 29.0%, to $258.7 million, due to the increase in gross profit, reduced G&A and reduced marketing expense, particularly in the HP® sauce business. The decrease in G&A is chiefly a result of prior year targeted workforce reductions, including the elimination of European headquarters, as well as $33.3 million of reorganization costs incurred in the prior year related to these workforce reductions and strategic review costs.

Asia/Pacific

Sales in Asia/Pacific increased $49.5 million, or 8.8%, to $609.9 million. Volume increased sales 8.2%, reflecting strong volume in Australia, New Zealand and China, largely due to increased marketing and new product introductions, such as Heinz® ready-to-serve soup products and Weight Watchers® steamfresh vegetables and meals. These increases were offset by declines in Indonesian drinks, as the choice of beverages available has expanded rapidly. Higher pricing increased sales 1.7%, mainly due to price increases taken on Indonesian sauces and drinks, partially offset by increased promotional spending in Australia. Foreign exchange translation rates decreased sales by 1.1%.

Gross profit increased $12.8 million, or 6.9%, to $197.6 million, benefiting from volume improvements. The gross profit margin decreased to 32.4% from 33.0% primarily due to commodity cost increases in Indonesia, partially offset by higher pricing. Operating income increased $20.7 million, or 37.8%, to $75.4 million, primarily due to the increase in gross profit and reduced G&A, partially offset by increased marketing. The reduction in G&A is a result of targeted workforce reductions, including the elimination of Asia headquarters, in the prior year, and $7.8 million of reorganization costs in the prior year related to these workforce reductions.

Rest of World

Sales for Rest of World decreased $4.0 million, or 2.0%, to $196.9 million. Volume increased 6.3% due primarily to market and share growth in nutritional drinks in India and increased promotions on baby food in Latin America. Higher pricing increased sales by 6.5%, largely due to reduced promotions on ketchup and price increases taken on baby food in Latin America. However, divestitures reduced sales 12.1% and foreign exchange translation rates reduced sales 2.7%.

Gross profit increased $1.7 million, or 2.6%, to $68.0 million, as increased pricing was partially offset by the impact of divestitures. Operating income increased $22.3 million, to $23.7 million, due primarily to an asset impairment charge for the seafood business in Israel related to its sale in the prior year.

Liquidity and Financial Position

For the first six months of Fiscal 2007, cash provided by operating activities was $264.5 million, a decrease of $129.0 million from the prior year. The decrease in Fiscal 2007 versus Fiscal 2006 is primarily due to unfavorable movement in accrued liabilities and accounts receivable, partially offset by favorable movement in income taxes. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of 9 days in Fiscal 2007 compared to Fiscal 2006.

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

Cash used for investing activities totaled $129.0 million compared to $1.14 billion last year. Capital expenditures totaled $89.5 million (2.1% of sales) compared to $99.6 million (2.2% of sales) last year. Proceeds from disposals of property, plant and equipment were $34.2 million compared to $3.4 million in the prior year. Acquisitions, net of divestitures, used $64.6 million in the first six months of Fiscal 2007 primarily related to the Company’s purchase of Renée’s Gourmet Foods in the second quarter. These payments were partially offset by the sale in the first quarter of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina. In the first six months of 2006, acquisitions, net of divestitures, used $1.04 billion primarily related to the Company’s purchases of HP Foods, Nancy’s Specialty Foods, and Petrosoyuz.

Cash used for financing activities totaled $235.5 million compared to providing $320.3 million last year. Net proceeds from short-term debt and commercial paper were $130.2 million this year compared to $999.3 million in the prior year. Payments on long-term debt were $49.8 million in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $96.8 million this year compared to $483.6 million in the prior year. Dividend payments totaled $232.5 million, compared to $206.6 million for the same period last year, reflecting a 16.7% increase in the annual dividend on common stock.

At November 1, 2006, the Company had total debt of $4.63 billion (including $91.3 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $379.7 million. The $221 million increase in total debt since prior year end is primarily the result of share repurchases and a new capital lease obligation incurred in the first quarter of Fiscal 2007.

The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow and access to the capital markets, if required should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.

In Fiscal 2007, cash required for reorganization costs related to workforce reductions was approximately $45 million. The Company is on track to achieve the full year estimated savings of $45 million in Fiscal 2007 as a result of the reorganization.

As of November 1, 2006, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

The impact of inflation on both the Company’s financial position and the results of operations is not expected to adversely affect Fiscal 2007 results.

Subsequent Event

Subsequent to the end of the second quarter, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company will realize a non-cash tax benefit of $64.1 million in the third quarter. This benefit will have a favorable impact of approximately 6 percentage points on the effective tax rate on continuing operations for Fiscal 2007. However, the Company is currently evaluating various tax planning opportunities, such as changes to its plan for the repatriation of foreign earnings, that if implemented, would result in a charge to the tax provision and increase the effective tax rate. Consequently, the Company continues to anticipate that the reported tax rate on continuing operations for the year will be approximately 30%.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended November 1, 2006. For additional information, refer to pages 26 and 27 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R).  Among other things, SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This provision of SFAS 158, along with disclosure requirements, is effective for the Company prospectively at the end of Fiscal 2007. Based on the funded status of the Company’s pension and postretirement benefit plans disclosed in the Fiscal 2006 Annual Report on Form 10-K, the adoption of SFAS 158 would have resulted in the following impacts: a reduction in the prepaid pension assets of approximately $528 million, a pension and postretirement liability increase of approximately $47 million, a decrease in the deferred tax liability of approximately $185 million and a shareholders’ equity reduction of approximately $390 million. There is no impact to the Company’s statements of income or cash flows. The ultimate impact at the time of adoption is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans at the end of Fiscal 2007. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2008. The Company does not expect the impact of the change in measurement date to have a material impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 in Fiscal 2008.

Prior to May 4, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the grant date as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Generally employee stock options were granted at or above the grant date market price, therefore, no compensation cost was recognized for stock option grants in prior periods; however, stock-based compensation was included as a pro-forma disclosure in the Notes to Consolidated Financial Statements. Compensation cost for restricted stock units was determined as the fair value of the Company’s stock at the grant date and was amortized over the vesting period and recognized as a component of general and administrative expenses.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings,

•	the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures and other strategic initiatives,

•	approval of acquisitions and divestitures by competition authorities, and satisfaction of other legal requirements,

•	the ability to successfully complete cost reduction programs,

•	the voting results on shareholder proposals, including the proposed amendments to require majority voting,

•	the ability to limit disruptions to the business resulting from the emphasis on three core categories and potential divestitures,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	the ability to maintain sales growth while reducing any spending on advertising, marketing and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the possibility of an impairment in Heinz’s investments, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 3, 2006.

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

There have been no material changes in the Company’s market risk during the six months ended November 1, 2006. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of Fiscal 2007, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs

August 3, 2006—August 30, 2006	—	$—	—	—
August 31, 2006—September 27, 2006	1,000,000	41.50	—	—
September 28, 2006—November 1, 2006	1,795,000	42.15	—	—

Total	2,795,000	$41.92	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. All repurchases were made in open market transactions. As of November 1, 2006, the maximum number of shares that may yet be purchased under the 2005 program is 10,400,292. In addition, on May 31, 2006, the Board of Directors authorized a share repurchase program of up to 25 million shares, all of which may yet be purchased under the program.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania, on August 16, 2006, and adjourned until September 15, 2006, when it concluded. The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

		Shares
Director	Shares For	Withheld

W. R. Johnson	200,287,963	24,978,486
C. E. Bunch	127,985,868	1,604,074
L. S. Coleman, Jr	208,935,833	24,373,976
J. G. Drosdick	127,924,140	1,608,865
E. E. Holiday	226,861,225	23,794,325
C. Kendle	217,760,592	22,583,725
D. R. O’Hare	233,619,286	14,554,709
N. Peltz	135,792,181	11,535,753
D. H. Reilley	127,896,239	1,636,537
L. C. Swann	224,091,717	14,649,407
T. J. Usher	231,018,634	19,636,687
M. F. Weinstein	138,863,238	5,002,408

Shareholders also acted upon the following proposal at the Annual Meeting:

Ratified the Audit Committee’s selection of PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending May 2, 2007. Votes totaled 247,172,636 for, 2,139,629 against or withheld, and 2,477,095 abstentions.

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

10.	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement
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

H. J. HEINZ COMPANY
(Registrant)

Date: November 30, 2006

By	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 30, 2006

By	/s/ Edward J. McMenamin
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

10.	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement
12.	Computation of Ratios of Earnings to Fixed Charges.
31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.