Form 10-Q
period 2007-01-31
HEINZ H J CO
filed 2007-02-27
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
OR
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 31, 2007 was 324,849,361 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 31,	January 25,
	2007	2006
	FY 2007	FY 2006
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,295,192	$2,186,524
Cost of products sold	1,443,076	1,405,807

Gross profit	852,116	780,717
Selling, general and administrative expenses	475,788	473,081

Operating income	376,328	307,636
Interest income	14,752	7,693
Interest expense	86,054	86,336
Other expense, net	9,203	9,918

Income from continuing operations before income taxes	295,823	219,075
Provision for income taxes	76,785	85,897

Income from continuing operations	219,038	133,178
Loss from discontinued operations, net of tax	—	(16,578)

Net income	$219,038	$116,600

Income/(loss) per common share
Diluted
Continuing operations	$0.66	$0.39
Discontinued operations	—	(0.05)

Net income	$0.66	$0.35

Average common shares outstanding—diluted	332,509	337,822

Basic
Continuing operations	$0.67	$0.40
Discontinued operations	—	(0.05)

Net income	$0.67	$0.35

Average common shares outstanding—basic	328,466	334,879

Cash dividends per share	$0.35	$0.30

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 31,	January 25,
	2007	2006
	FY 2007	FY 2006
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$6,587,337	$6,243,786
Cost of products sold	4,116,206	3,956,735

Gross profit	2,471,131	2,287,051
Selling, general and administrative expenses	1,392,176	1,421,589

Operating income	1,078,955	865,462
Interest income	29,147	21,491
Interest expense	241,852	229,140
Other expense, net	24,020	19,836

Income from continuing operations before income taxes	842,230	637,977
Provision for income taxes	231,660	196,295

Income from continuing operations	610,570	441,682
(Loss)/income from discontinued operations, net of tax	(5,856)	36,013

Net income	$604,714	$477,695

Income/(loss) per common share
Diluted
Continuing operations	$1.83	$1.29
Discontinued operations	(.02)	0.10

Net income	$1.81	$1.39

Average common shares outstanding—diluted	333,985	343,532

Basic
Continuing operations	$1.85	$1.30
Discontinued operations	(.02)	0.11

Net income	$1.83	$1.40

Average common shares outstanding—basic	330,192	340,484

Cash dividends per share	$1.05	$0.90

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	May 3,
	2007	2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$419,010	$445,427
Receivables, net	1,080,525	1,002,125
Inventories	1,266,772	1,073,682
Prepaid expenses	132,718	139,714
Other current assets	30,463	42,987

Total current assets	2,929,488	2,703,935

Property, plant and equipment	3,904,956	3,764,476
Less accumulated depreciation	1,978,666	1,863,919

Total property, plant and equipment, net	1,926,290	1,900,557

Goodwill	2,793,906	2,822,567
Trademarks, net	873,837	776,857
Other intangibles, net	412,877	269,564
Other non-current assets	1,340,065	1,264,287

Total other non-current assets	5,420,685	5,133,275

Total assets	$10,276,463	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	May 3,
	2007	2006*
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$111,381	$54,052
Portion of long-term debt due within one year	3,063	917
Accounts payable	969,732	1,035,084
Salaries and wages	67,253	84,815
Accrued marketing	288,488	216,267
Other accrued liabilities	388,141	476,683
Income taxes	72,377	150,413

Total current liabilities	1,900,435	2,018,231

Long-term debt	4,805,276	4,357,013
Deferred income taxes	638,923	518,724
Non-pension post-retirement benefits	205,813	207,840
Other liabilities and minority interest	517,520	587,136

Total long-term liabilities	6,167,532	5,670,713

Shareholders’ Equity:
Capital stock	107,852	107,856
Additional capital	553,354	502,235
Retained earnings	5,711,025	5,454,108

	6,372,231	6,064,199
Less:
Treasury stock at cost (105,615,625 shares at January 31, 2007 and 100,339,405 shares at May 3, 2006)	4,199,268	3,852,220
Unearned compensation	—	32,773
Accumulated other comprehensive (income)/loss	(35,533)	130,383

Total shareholders’ equity	2,208,496	2,048,823

Total liabilities and shareholders’ equity	$10,276,463	$9,737,767

*	Summarized from audited fiscal year 2006 balance sheet.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31, 2007	January 25, 2006
	FY 2007	FY 2006
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$604,714	$477,695
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	172,986	170,407
Amortization	21,686	23,890
Deferred tax (benefit)/provision	(24,651)	102,306
(Gains)/losses on disposals and impairment charges	(2,536)	21,861
Other items, net	8,385	30,017
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(69,250)	46,694
Inventories	(181,390)	(178,920)
Prepaid expenses and other current assets	14,045	(23,893)
Accounts payable	(128,660)	(58,270)
Accrued liabilities	(28,677)	67,387
Income taxes	3,013	(176,254)

Cash provided by operating activities	389,665	502,920

Cash Flows from Investing Activities:
Capital expenditures	(150,516)	(151,017)
Proceeds from disposals of property, plant and equipment	41,850	5,155
Acquisitions, net of cash acquired	(85,928)	(1,053,616)
Net (payments)/proceeds related to divestitures	(4,811)	171,649
Other items, net	(27,486)	(5,406)

Cash used for investing activities	(226,891)	(1,033,235)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	229,554
Payments on long-term debt	(51,054)	(13,140)
Net proceeds from commercial paper and short-term debt	456,197	961,430
Dividends	(347,797)	(307,086)
Purchases of treasury stock	(498,667)	(525,321)
Exercise of stock options	194,167	51,536
Other items, net	10,747	11,908

Cash (used for)/provided by financing activities	(236,407)	408,881

Cash provided by operating activities of discontinued operations spun-off to Del Monte	33,511	13,312
Cash presented in discontinued operations as of January 25, 2006	—	(15,984)
Effect of exchange rate changes on cash and cash equivalents	13,705	(15,362)

Net decrease in cash and cash equivalents	(26,417)	(139,468)
Cash and cash equivalents at beginning of year	445,427	1,083,749

Cash and cash equivalents at end of period	$419,010	$944,281

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). Among other things, SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This provision of SFAS 158, along with disclosure requirements, is effective for the Company prospectively at the end of Fiscal 2007. Based on the funded status of the Company’s pension and postretirement benefit plans disclosed in the Fiscal 2006 Annual Report on Form 10-K, the adoption of SFAS 158 would have resulted in the following impacts: a reduction in the prepaid pension assets of approximately $528 million, a pension and postretirement liability increase of approximately $47 million, a decrease in the deferred tax liability of approximately $185 million and a shareholders’ equity reduction of approximately $390 million. There is no impact to the Company’s statements of income or cash flows. The ultimate impact at the time of adoption is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans at the end of Fiscal 2007. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2009. The Company does not expect the impact of the change in measurement date to have a material impact on the financial statements.

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

In the fourth quarter of Fiscal 2006 the Company completed its sale of the European seafood and Tegel® poultry businesses in line with the Company’s plan to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the third quarter and nine months ended January 25, 2006. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the nine months ended January 31, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements. The discontinued operations generated sales of $184.5 million and $576.2 million and net (loss)/income of $(18.2) million (net of $27.3 million in tax expense) and $2.3 million (net of $37.0 million in tax expense) for the third quarter and nine months ended January 25, 2006, respectively.

Net income from discontinued operations related to the businesses spun-off to Del Monte in Fiscal 2003 was $1.7 million and $33.7 million for the third quarter and nine months ended January 25, 2006, respectively, and reflects the favorable settlement of tax liabilities.

(4)	Fiscal 2006 Special Items

Reorganization Costs

In Fiscal 2006, the Company recorded pre-tax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $14.0 million ($10.0 million after tax) and $70.4 million ($49.1 million after tax) during the third quarter and nine months ended January 25, 2006, respectively. Additionally, pre-tax costs of $13.9 million ($14.8 million after tax) and $29.6 million ($26.8 million after tax) were incurred in the third quarter and nine months ended January 25, 2006, respectively, primarily as a result of strategic reviews related to the Company’s portfolio realignment. For the third quarter ended January 25, 2006, the total impact of these initiatives on continuing operations was $22.0 million pre-tax ($18.3 million after-tax), of which $1.8 million was recorded as costs of products sold and $20.2 million in selling, general and administrative expenses (“SG&A”). In addition, $6.6 million was recorded in income from discontinued operations, net of tax. For the nine months ended

January 25, 2006, the total impact of these initiatives on continuing operations was $88.2 million pre-tax ($65.3 million after-tax), of which $9.3 million was recorded as costs of products sold and $78.9 million in SG&A. In addition, $10.7 million was recorded in income from discontinued operations, net of tax. There were no material reorganization costs in Fiscal 2007.

Divestitures/Impairment Charges

The following losses/impairment charges were recorded in Fiscal 2006. There were no material divestitures or impairment charges in Fiscal 2007.

•	During the third quarter of Fiscal 2006, the Company completed the sale of the HAK® vegetable product line in Northern Europe and received proceeds from this divestiture of $51.1 million, which was in excess of the cost basis by $3.2 million ($3.5 million after tax). This excess was recorded in cost of products sold.

•	During the third quarter of Fiscal 2006, the Company sold its equity investment in The Hain Celestial Group, Inc. (“Hain”) and recognized a $6.9 million ($4.5 million after-tax) loss which was recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million.

•	In the third quarter of Fiscal 2006, the Company recognized a non-cash asset impairment charge of $15.8 million pre-tax ($8.5 million after-tax) on a small noodle business in Indonesia, which was sold in the second quarter of Fiscal 2007. The charge was primarily recorded as a component of cost of products sold.

•	During the second quarter of Fiscal 2006, the Company recognized a net $12.7 million ($13.6 million after tax) charge primarily related to the sale of a small seafood business in Israel which closed in the third quarter of Fiscal 2006.

Income Taxes

The American Jobs Creation Act (“AJCA”) provided a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During the third quarter of Fiscal 2006, the Company finalized plans to repatriate dividends that qualified under the AJCA. The total impact of the AJCA on tax expense related to special items for the third quarter and nine months ended January 25, 2006 was $24.3 million, of which $27.7 million of expense was recorded in continuing operations and $3.4 million was a benefit in discontinued operations.

During the third quarter of Fiscal 2006, the Company reversed valuation allowances of $20.6 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on cost and equity investments. The reversal of the valuation allowances was based upon tax planning strategies that were expected to generate sufficient capital gains during the capital loss carryforward period.

As a result of the European Seafood business being classified as discontinued operations during the third quarter of Fiscal 2006, the Company recorded a deferred tax liability of $19.6 million in connection with the difference between the book and tax bases of the net assets held for sale. The recording of the deferred tax liability resulted in a $24.6 million tax charge in discontinued operations and a tax benefit of $5.0 million recorded as part of other comprehensive income during the third quarter of Fiscal 2006.

(5)	Inventories

The composition of inventories at the balance sheet dates was as follows:

	January 31,	May 3,
	2007	2006
	(Thousands of Dollars)

Finished goods and work-in-process	$948,537	$817,037
Packaging material and ingredients	318,235	256,645

	$1,266,772	$1,073,682

(6)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2007, by reportable segment, are as follows:

	North
	American
	Consumer	U.S.			Rest of
	Products	Foodservice	Europe	Asia/Pacific	World	Total
		(Thousands of Dollars)

Balance at
May 3, 2006	$1,067,727	$278,039	$1,265,469	$195,206	$16,126	$2,822,567
Acquisitions	36,133	—	1,052	—	—	37,185
Purchase accounting adjustments	(21,233)	(15,217)	(92,753)	—	633	(128,570)
Disposals	—	—	(229)	—	—	(229)
Translation adjustments	(8,590)	—	63,258	9,703	(1,418)	62,953

Balance at January 31, 2007	$1,074,037	$262,822	$1,236,797	$204,909	$15,341	$2,793,906

During October 2006, the Company acquired Renée’s Gourmet Foods, a Canadian manufacturer of premium salad dressings, sauces, dips, marinades and mayonnaise for approximately $67 million. The Company recorded a preliminary purchase price allocation related to this acquisition and expects to finalize this allocation upon completion of third party valuation procedures. Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward. Pro-forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. During the third quarter of Fiscal 2007, the Company acquired the remaining interest in its Petrosoyuz joint venture for approximately $15.0 million.

During Fiscal 2007, the Company finalized the purchase price allocations for the acquisitions of HP Foods, Nancy’s Specialty Foods, and Kabobs, Inc., resulting in adjustments primarily between goodwill, trademarks, other intangible assets, and deferred income taxes.

Trademarks and other intangible assets at January 31, 2007 and May 3, 2006, subject to amortization expense, are as follows:

	January 31, 2007			May 3, 2006
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$194,945	$(61,200)	$133,745	$197,957	$(61,279)	$136,678
Licenses	208,186	(133,918)	74,268	208,186	(129,630)	78,556
Recipes/processes	63,507	(14,844)	48,663	95,456	(14,079)	81,377
Customer related assets	150,583	(16,200)	134,383	105,510	(11,507)	94,003
Other	69,675	(55,894)	13,781	70,832	(55,204)	15,628

	$686,896	$(282,056)	$404,840	$677,941	$(271,699)	$406,242

Amortization expense for trademarks and other intangible assets subject to amortization was $6.6 million and $7.7 million for the third quarters ended January 31, 2007 and January 25, 2006, respectively, and $16.7 million and $19.9 million for the nine months ended January 31, 2007 and January 25, 2006, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter of Fiscal 2007. Based upon the amortizable intangible assets recorded on the balance sheet as of January 31, 2007, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

Intangible assets not subject to amortization at January 31, 2007 totaled $881.9 million and consisted of $740.1 million of trademarks, $125.1 million of recipes/processes, and $16.7 million of licenses. Intangible assets not subject to amortization at May 3, 2006 totaled $640.2 million, and consisted solely of trademarks.

(7)	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

The current year-to-date effective tax rate was 27.5% compared to 30.8% for the prior year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million, of which $30.9 million was recorded in the first nine months of Fiscal 2007. The remainder of the tax benefit will be recognized through the effective tax rate in the fourth quarter. During the third quarter of Fiscal 2007, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company realized a non-cash tax benefit of $64.1 million. Also during the third quarter of Fiscal 2007, the Company modified its plans for repatriation of foreign earnings. Consequently, the Company expects to record incremental tax charges of $76.0 million during Fiscal 2007, of which $62.9 million was recorded in the third quarter of Fiscal 2007. The remainder of the tax charge will be recognized through the effective tax rate in the fourth quarter. The Company continues to anticipate that the reported tax rate on continuing operations for the year will be approximately 30%.

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

As of January 31, 2007, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $25.4 million and $8.9 million for the nine months ended January 31, 2007 and $7.2 million and $2.4 million for the third quarter ended January 31, 2007, respectively. These first nine months of Fiscal 2007 include an incremental $13.8 million of compensation costs ($8.8 million after-tax or $0.03 impact on both basic and diluted earnings per share) related to FAS 123R.

The Company has two plans from which it can issue stock option awards, the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002, and the 2000 Stock Option Plan (the “2000 Plan”), which was approved by shareholders on September 12, 2000. The Company’s primary means for issuing equity-based awards is the 2003 Plan. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may be issued as stock options. The maximum number of shares that may be granted under this plan is 18.9 million shares.

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

FAS 123R also requires the attribution of compensation expense based on the concept of “requisite service period.” For awards with vesting provisions tied to retirement status (i.e., non-substantive vesting provisions,) compensation cost should be recognized from the date of grant to the earlier of the vesting date or the date of retirement-eligibility. The use of the non-substantive vesting approach will not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Had the Company previously applied the accelerated method of expense recognition, the impact would have been immaterial to the third quarter and nine months ended January 25, 2006.

Stock options generally require a service period from one to four years after the date of grant. Awards granted prior to Fiscal 2004 generally had a requisite service period of three years. Prior to Fiscal 2006, awards generally had a maximum term of ten years. Beginning in Fiscal 2006, awards have a maximum term of seven years.

In accordance with their respective plans, stock option awards are forfeited if a holder voluntarily terminates employment prior to the vesting date. The Company estimates forfeitures based on an analysis of historical trends updated as discrete new information becomes available and will be re-evaluated on an annual basis. Compensation cost in any period is at least equal to the grant-date fair value of the vested portion of an award on that date.

The Company previously presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the condensed consolidated statements of cash flows. Upon adoption of FAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the nine months ended, January 31, 2007, $7.2 million of cash tax benefits was reported as an operating cash inflow and $2.9 million of excess tax benefits as a financing cash inflow.

As of January 31, 2007, 8,527 shares remained available for issuance under the 2000 Plan. During the third quarter and nine months ended January 31, 2007, respectively, 5,486 and 24,481 shares were forfeited and returned to the plan. During the nine months ended January 31, 2007, 221,597 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at January 31, 2007 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	18,869
Number of stock option shares issued	(2,008)
Number of stock option shares forfeited and returned to the plan	112
Number of restricted stock units and restricted stock issued	(2,901)

Shares available for grant as stock options	14,072

During the second quarter, the Company granted 894,930 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the nine months ended January 31, 2007 and January 25, 2006 as computed using the Black-Scholes pricing model was $6.69 and $6.68, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended
	January 31,	January 25,
	2007	2006

Dividend yield	3.3%	3.2%
Expected volatility	17.87%	22.0%
Weighted-average expected life (in years)	5.0	5.1
Risk-free interest rate	4.72%	4.0%

The dividend yield assumption is based on the current fiscal year dividend payouts. The Company estimates expected volatility and expected option life assumption consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic daily volatility rate over a period equal to the average life of an option. The weighted average expected life of options is based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of current awards. The risk-free interest rate is based on the U.S. Treasury (constant maturity) rate in effect at the date of grant for periods corresponding with the expected term of the options.

A summary of the Company’s stock option activity for the nine months ended January 31, 2007, and related information is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Options	(per share)	Term (yrs.)	Intrinsic Value
	(Amounts in Thousands, Except per Share and Term Data)

Options outstanding at May 3, 2006	31,515	$39.33	4.40	$1,239,426
Options granted	894	41.92	6.59	37,515
Options exercised	(5,492)	35.35		(194,167)
Options forfeited and returned to the plan	(303)	46.01		(13,969)

Options outstanding at January 31, 2007	26,614	40.16	3.88	1,068,805

Options vested and exercisable at January 31, 2007	23,079	40.58	3.52	936,562

The Company received proceeds of $194.2 million and $51.5 million from the exercise of stock options during the nine months ended January 31, 2007 and January 25, 2006, respectively. The tax benefit recognized as a result of stock option exercises was $4.8 million and $0.4 million for the third quarters of 2007 and 2006, respectively. The tax benefit recognized as a result of stock option exercises was $10.4 million and $3.0 million for the nine months ended January 31, 2007 and January 25, 2006, respectively.

A summary of the status of the Company’s unvested stock options for the nine months ended January 31, 2007 is as follows:

		Weighted
		Average Grant
		Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in Thousands, Except per Share Data)

Unvested options at May 3, 2006	5,970	$7.72
Options granted	895	6.69
Options vested	(3,317)	8.23
Options forfeited and returned to the plan	(14)	7.14

Unvested options at January 31, 2007	3,535	6.97

As of January 31, 2007 there was $10.9 million of unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans. This cost is expected to be recognized over a weighted average period of 1.97 years.

Fiscal Year 2006 Stock-Based Compensation Pro Forma Summary

Had compensation cost for the Company’s stock option plan been determined in the prior year based on the fair-value based method for all awards, the pro forma income and earnings per share from continuing operations amounts would have been as follows:

	January 25, 2006
	Third Quarter Ended	Nine Months Ended
	(In Thousands, Except per Share Amounts)

Income from continuing operations:
As reported	$133,178	$441,682
Fair value-based expense, net of tax	1,907	8,909

Pro forma	$131,271	$432,773

Income per common share from continuing operations:
Diluted
As reported	$0.39	$1.29
Pro forma	$0.39	$1.26
Basic
As reported	$0.40	$1.30
Pro forma	$0.39	$1.27

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

Total compensation expense relating to RSUs and restricted stock was $4.6 million and $3.3 million for the third quarters ended January 31, 2007 and January 25, 2006, respectively. Total compensation expense relating to RSUs and restricted stock was $14.5 million and $13.9 million for the nine months ended January 31, 2007 and January 25, 2006, respectively. Unrecognized compensation cost in connection with these grants totaled $32.2 million and $32.1 million at January 31, 2007 and January 25, 2006, respectively. The cost is expected to be recognized over a weighted-average period of 2.7 years. The unearned compensation balance of $32.8 million as of May 4, 2006 related to RSUs and restricted stock awards was reclassified into additional paid-in-capital upon adoption of SFAS 123R.

A summary of the Company’s RSU and restricted stock awards at January 31, 2007 is as follows:

2003 Plan
(Amounts
in Thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(3,351)
Number of shares forfeited and returned to the plan	450

Shares available for grant	6,539

A summary of the activity of unvested RSU and restricted stock awards for the nine months ended January 31, 2007, and related information is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	(per share)
	(Amounts in Thousands, Except per Share Data)

Unvested units and stock at May 3, 2006	1,813	$35.48
Units and stock granted	358	41.78
Units and stock vested	(130)	36.12
Units and stock forfeited and returned to the plan	(18)	36.84

Unvested units and stock at January 31, 2007	2,023	36.54

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

Global Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option is equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of three million shares. During the two offering periods from February 16, 2005 to February 15, 2006, employees purchased 352,395 shares under the plan. During the two offering periods from February 16, 2006 to February 15, 2007, employees purchased 268,224 shares under the plan. Shares issued under the GSPP will be sourced from available treasury shares.

(9)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Benefits

	(Thousands of Dollars)

Service cost	$10,890	$9,956	$1,601	$1,563
Interest cost	34,302	29,820	3,815	3,827
Expected return on plan assets	(50,096)	(41,229)	—	—
Amortization of net initial asset	—	(4)	—	—
Amortization of prior service cost	(870)	530	(1,524)	(707)
Amortization of unrecognized loss	13,118	14,706	1,479	1,826
Gain due to curtailment, settlement and special termination benefits	(846)	(6,733)	—	—

Net periodic benefit cost	6,498	7,046	5,371	6,509

Less periodic benefit cost associated with discontinued operations	—	94	—	—

Periodic benefit cost associated with continuing operations	$6,498	$6,952	$5,371	$6,509

	Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Benefits
		(Thousands of Dollars)

Service cost	$32,079	$30,978	$4,837	$4,654
Interest cost	101,504	90,708	11,488	11,437
Expected return on plan assets	(148,078)	(125,090)	—	—
Amortization of net initial asset	—	(15)	—	—
Amortization of prior service cost	(2,553)	2,586	(4,573)	(2,122)
Amortization of unrecognized loss	38,926	44,246	4,438	5,477
(Gain)/loss due to curtailment, settlement and special termination benefits	(846)	(540)	—	1,250

Net periodic benefit cost	21,032	42,873	16,190	20,696

Less periodic benefit cost associated with discontinued operations	—	282	—	—

Periodic benefit cost associated with continuing operations	$21,032	$42,591	$16,190	$20,696

As of January 31, 2007, the Company has contributed $47 million to fund its obligations under these plans. As previously disclosed, the Company expects to make combined cash contributions of approximately $60 million in Fiscal 2007.

Prepaid benefit costs of $774.8 million and $733.5 million are included as components of other non-current assets in the condensed consolidated balance sheets at January 31, 2007 and May 3, 2006, respectively.

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

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	FY 2007	FY 2006	FY 2007	FY 2006
		(Thousands of Dollars)

Net external sales:
North American Consumer Products	$714,536	$658,771	$2,001,757	$1,828,770
U.S. Foodservice	386,013	401,098	1,158,848	1,139,654
Europe	812,996	772,212	2,238,286	2,159,654
Asia/Pacific	275,763	258,985	885,619	819,300
Rest of World	105,884	95,458	302,827	296,408

Consolidated Totals	$2,295,192	$2,186,524	$6,587,337	$6,243,786

	Third Quarter Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	FY 2007	FY 2006	FY 2007	FY 2006
		(Thousands of Dollars)

Intersegment revenues:
North American Consumer Products	$12,654	$13,202	$38,465	$38,633
U.S. Foodservice	6,173	6,726	17,551	16,931
Europe	6,416	2,732	15,142	9,206
Asia/Pacific	874	479	3,310	1,702
Rest of World	490	378	1,276	942
Non-Operating(a)	(26,607)	(23,517)	(75,744)	(67,414)

Consolidated Totals	$—	$—	$—	$—

Operating income (loss):
North American Consumer Products	$161,862	$154,440	$471,041	$425,389
U.S. Foodservice	54,343	56,902	168,936	154,566
Europe	151,904	124,147	410,639	324,757
Asia/Pacific	27,656	(957)	103,020	53,744
Rest of World	11,902	4,927	35,569	6,292
Non-Operating(a)	(31,339)	(31,823)	(110,250)	(99,286)

Consolidated Totals	$376,328	$307,636	$1,078,955	$865,462

Operating income (loss) excluding special items(b):
North American Consumer Products	$161,862	$154,479	$471,041	$427,817
U.S. Foodservice	54,343	57,273	168,936	161,617
Europe	151,904	138,509	410,639	372,459
Asia/Pacific	27,656	18,185	103,020	80,675
Rest of World	11,902	8,293	35,569	27,044
Non-Operating(a)	(31,339)	(31,511)	(110,250)	(87,717)

Consolidated Totals	$376,328	$345,228	$1,078,955	$981,895

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Third Quarter ended January 25, 2006—Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestitures as follows: U.S. Foodservice, $0.4 million; Europe, $14.4 million; Asia/Pacific, $19.1 million; Rest of World, $3.4 million; and Non-Operating, $0.3 million.

Nine Months ended January 25, 2006—Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestitures as follows: North American Consumer Products, $2.4 million; U.S. Foodservice, $7.1 million; Europe, $47.7 million; Asia/Pacific, $26.9 million; Rest of World, $20.7 million; and Non-Operating, $11.6 million.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	FY 2007	FY 2006	FY 2007	FY 2006
		(Thousands of Dollars)

Ketchup and Sauces	$890,018	$872,114	$2,706,142	$2,545,123
Meals and Snacks	1,085,428	1,039,810	2,948,715	2,821,238
Infant Foods	236,019	196,934	662,918	598,630
Other	83,727	77,666	269,562	278,795

Total	$2,295,192	$2,186,524	$6,587,337	$6,243,786

(11)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	FY 2007	FY 2006	FY 2007	FY 2006
		(In Thousands)

Income from continuing operations	$219,038	$133,178	$610,570	$441,682
Preferred dividends	3	4	10	11

Income from continuing operations applicable to common stock	$219,035	$133,174	$610,560	$441,671

Average common shares outstanding—basic	328,466	334,879	330,192	340,484
Effect of dilutive securities:
Convertible preferred stock	123	124	123	124
Stock options, restricted stock and the global stock purchase plan	3,920	2,819	3,670	2,924

Average common shares outstanding—diluted	332,509	337,822	333,985	343,532

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock units are computed using the treasury stock method.

Options to purchase an aggregate of 9,197,422 shares of common stock for the third quarter and nine months ended January 31, 2007 and 18,586,855 shares of common stock for the third quarter and nine months ended January 25, 2006, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2013. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of FAS 123R.

(12)	Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2007	2006	2007	2006
	FY 2007	FY 2006	FY 2007	FY 2006
		(Thousands of Dollars)

Net income	$219,038	$116,600	$604,714	$477,695
Other comprehensive income:
Foreign currency translation adjustments	57,067	37,510	149,455	(157,888)
Minimum pension liability adjustment	4,394	(59)	8,863	(2,222)
Net deferred (losses)/ gains on derivatives from periodic revaluations	5,384	7,587	(6,023)	19
Net deferred losses/(gains) on derivatives reclassified to earnings	(1,405)	(5,394)	13,621	3,646

Comprehensive income	$284,478	$156,244	$770,630	$321,250

(13)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the nine months ended January 31, 2007. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

As of January 31, 2007, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $1.4 million of net deferred gains reported in accumulated other comprehensive income to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the third quarter and nine months ended January 31, 2007 and January 25, 2006. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarter and nine months ended January 31, 2007 and January 25, 2006.

The Company had outstanding cross currency swaps with a total notional amount of $1.9 billion and $2.0 billion as of January 31, 2007 and January 25, 2006, respectively, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $21.3 million ($12.2 million after-tax) and $30.7 million ($14.6 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive income within unrealized translation adjustment for the third quarter and nine months ended January 31, 2007, respectively. Net losses of $17.2 million ($10.6 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive income within unrealized translation adjustment for the third quarter and nine months ended January 25, 2006. Gains of $3.2 million and $13.1 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the third quarter and nine months ended January 31, 2007, respectively. Gains of $0.2 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the third quarter and nine months ended January 25, 2006.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. As of January 31, 2007, the Company maintained forward contracts with a total notional amount of $111.2 million that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark-to-market basis through current earnings and mature during the fourth quarter of Fiscal 2007. Net unrealized gains related to these contracts totaled $0.6 million at January 31, 2007.

(14)	Supplemental Non-Cash Investing and Financing Activities

A capital lease obligation of $51.0 million was incurred when the Company entered into a lease for equipment during the first quarter of Fiscal 2007. This equipment was previously under an operating lease. This non-cash transaction has been excluded from the condensed consolidated statement of cash flows for the nine months ended January 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JANUARY 31, 2007 AND JANUARY 25, 2006

Results of Continuing Operations

Sales for the three months ended January 31, 2007 increased $108.7 million, or 5.0%, to $2.30 billion. Sales were favorably impacted by an increase in volume of 1.4% driven primarily by North American Consumer Products, Italian infant nutrition and the Australian business. In addition, approximately one third of the third quarter volume increase was driven by the combined emerging RICIP markets of Russia, India, China, Indonesia and Poland. These increases were partially offset by declines in our soup businesses in both U.S. Foodservice and in the U.K. Net pricing increased sales by 2.3%, mainly due to our businesses in the U.S., U.K. and Latin America. Divestitures, net of acquisitions, decreased sales by 2.7%. Foreign exchange translation rates increased sales by 4.0%.

Gross profit increased $71.4 million, or 9.1%, to $852.1 million, and the gross profit margin increased to 37.1% from 35.7%. These increases reflect higher volume, increased pricing, productivity initiatives and favorable foreign exchange, partially offset by commodity cost increases and the impact of divestitures. Also contributing to the favorable comparison is an $18.8 million asset impairment charge in the prior year related to the sale of an Indonesian noodle business discussed below.

Selling, general and administrative expenses (“SG&A”) increased $2.7 million, or 0.6%, to $475.8 million and decreased as a percentage of sales to 20.7% from 21.6%. The decrease as a percentage of sales is due to the $20.2 million of special items in the prior year discussed below, as well as the targeted workforce reductions in the prior year which have resulted in reduced selling and distribution expenses (“S&D”) despite volume increases, and reduced general and administrative expense (“G&A”). The 0.6% increase in total SG&A is largely due to the impact of foreign exchange, increased marketing expense and increased compensation costs, including the impact of the adoption of FAS 123(R).

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $14.3 million, or 2.6%, to $564.6 million on a gross sales increase of 4.1%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $0.5 million, or 0.1%, to $484.4 million. Marketing support recorded as a component of SG&A increased $13.7 million, or 20.6%, to $80.3 million. Spending increased across virtually the entire Company, particularly in the Italian infant nutrition and U.S. Consumer Products businesses, while the U.K. reduced spending.

Operating income increased $68.7 million, or 22.3%, to $376.3 million, which was favorably impacted by increased volume, the higher gross profit margin and the $37.6 million of prior year special items discussed below, which consisted primarily of severance, strategic review costs and net losses/impairment charges on divestitures.

Net interest expense decreased $7.3 million, to $71.3 million, as the impact of reduced debt balances was partially offset by higher average interest rates in Fiscal 2007. Other expenses, net, decreased $0.7 million, to $9.2 million, primarily due to the $6.9 million loss in the prior year on the sale of the Company’s equity investment in The Hain Celestial Group, Inc. (“Hain”), partially offset by increased minority interest expense resulting from improved business performance.

The effective tax rate for the current quarter is 26.0% compared to 39.2% in the prior year. During the current quarter, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved, and as a result, the Company realized a non-cash tax benefit of $64.1 million. Also during the third quarter of Fiscal 2007, the Company modified its plans for repatriation of foreign earnings. Consequently, the Company expects to record incremental tax charges of $76.0 million during Fiscal 2007, related to the changes in its plans for repatriation of foreign earnings, of which $62.9 million was recorded during the current quarter. The remainder of the tax charge will be recognized through the effective tax rate in the fourth quarter. The prior year’s tax rate was impacted by tax charges associated with the American Jobs Creations Act (“AJCA”) partially offset by a $20.6 million reversal of valuation allowances associated with the prior year non-cash asset impairment charges. The Company continues to expect a reported tax rate on continuing operations for the year of approximately 30%.

Income from continuing operations was $219.0 million compared to $133.2 million in the year earlier quarter, an increase of 64.5%, primarily due to improved business performance, the $34.8 million of special items in the prior year discussed below and a lower effective tax rate. Diluted earnings per share from continuing operations was $0.66 in the current year compared to $0.39 in the prior year, up 69.2%, which also benefited from a 1.6% reduction in diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $55.8 million, or 8.5%, to $714.5 million. Volume increased 5.2%, due largely to continued strong growth in Smart Ones® and Boston Market® frozen entrees and desserts as well as growth in Heinz® ketchup. The increase in Smart Ones® frozen entrees and desserts reflects increased distribution and consumption driven by new product launches and increased marketing, and the increase in Boston Market® relates primarily to increases in consumption driven by new product launches. The increase in Heinz® ketchup resulted from new product launches and the successful implementation of a new promotion strategy. Volume increases were also generated from increased consumption of both Ore-Ida® frozen potatoes and TGI Friday’s® frozen snacks as well as from Classico® pasta sauces, resulting from new product launches and increased marketing and promotions. In addition, our Canadian business generated significant volume growth, up approximately 11%, resulting from improvements across the majority of its core products and the successful introduction of Smart Ones® frozen entrees. Partially offsetting these increases was a volume decline in Nancy’s® frozen appetizers, due to customer service issues resulting from manufacturing integration inefficiencies. Pricing increased 1.7% largely due to Heinz® ketchup, resulting from reduced promotions as part of the strategy to increase consumption through sales of larger sizes at full price, and Boston Market® frozen entrees and Classico® pasta sauces, both resulting from reduced promotions. Acquisitions increased sales 1.4%, due to the acquisition of Renée’s Gourmet Foods, a Canadian manufacturer of premium salad dressings, sauces, dips, marinades and mayonnaise. Favorable Canadian exchange translation rates increased sales 0.2%.

Gross profit increased $13.5 million, or 4.9%, to $286.6 million, resulting from increased volume and higher pricing. The gross profit margin decreased to 40.1% from 41.5%, primarily due to increased manufacturing costs resulting from inefficiencies during the start-up phase of a plant consolidation and higher commodity costs. Operating income increased $7.4 million, or 4.8%, to $161.9 million, due to the increase in gross profit, partially offset by increased marketing expenses, primarily for Smart Ones® frozen entrees and desserts, Ore-Ida® frozen potatoes and frozen snacks. Effective cost control continued as G&A remained fairly flat to prior year and S&D as a percentage of sales declined, due to reduced transportation costs as a result of distribution efficiencies.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $15.1 million, or 3.8%, to $386.0 million. Volume decreased 4.3%, due primarily to declines in frozen soup and appetizers, resulting from mild weather conditions and reduced distribution, and declines in portion control condiments, resulting from exiting several low-margin contracts in the PPI business unit. These declines were partially offset by higher volume in Heinz® ketchup, largely due to new customers and strong sales of the top down bottle. Pricing increased 2.6%, reflecting lower deal spending on Heinz® ketchup, Heinz® tomato products and frozen desserts. Divestitures, net of acquisitions, reduced sales 2.1%.

Gross profit decreased $4.2 million, or 3.5%, to $116.2 million, due mainly to the volume decline, as the gross profit margin increased slightly to 30.1% from 30.0%. The impact of higher commodity costs was offset by favorable net pricing and productivity initiatives. Operating income decreased $2.6 million, or 4.5%, to $54.3 million, due to the decrease in gross profit, as increases in marketing and G&A were more than offset by reduced S&D costs, reflecting strong productivity initiatives to reduce transportation costs.

Europe

Heinz Europe’s sales increased $40.8 million, or 5.3%, to $813.0 million. Higher pricing increased sales 2.0%, driven primarily by the reduction of inefficient promotions on Heinz® soup in the U.K as well as price increases in infant feeding in both Italy and the U.K. Volume decreased 0.6%, primarily due to reduced promotions on Heinz® soup in the U.K. and market softness in the non-branded portion of our European frozen business. These declines were partially offset by volume improvements driven by the Italian infant nutrition business, Heinz® ketchup across Europe, Heinz® beans in the U.K., Weight Watchers® branded products and Pudliszki® ketchup and ready meals in Poland. Divestitures reduced sales 6.6%, and favorable exchange translation rates increased sales by 10.5%.

Gross profit increased $27.6 million, or 9.3%, to $323.4 million, and the gross profit margin increased to 39.8% from 38.3%. These increases are due to higher pricing and favorable exchange translation rates, partially offset by the impact of divestitures and increased commodity costs. Operating income increased $27.8 million, or 22.4%, to $151.9 million, due primarily to the increase in gross profit, reduced G&A and the $14.4 million of special items in the prior year discussed below, partially offset by higher marketing expense. The decrease in G&A reflects prior year targeted workforce reductions, including the elimination of European headquarters, as well as $14.0 million of special items in the prior year discussed below. The increase in marketing expense is due to the increased investment the Company is making behind its key brands, including Plasmon®, Heinz® and Pudliszki®.

Asia/Pacific

Sales in Asia/Pacific increased $16.8 million, or 6.5%, to $275.8 million. Volume increased sales 2.5%, reflecting continued strong performance in Australia and our LongFong frozen food business in China, both largely due to new product introductions. Higher pricing increased sales 1.8%, mainly due to price increases taken on Indonesian sauces and our Watties® brands in New Zealand. Divestitures reduced sales 0.6% and favorable foreign exchange translation rates increased sales 2.9%.

Gross profit increased $28.7 million, or 49.5%, to $86.8 million, and the gross profit margin increased to 31.5% from 22.4% due primarily to volume improvements and an $18.8 million asset impairment charge in the prior year on an Indonesian noodle business discussed below. The increase was also a result of higher pricing and reduced commodity costs in Indonesia. Operating income increased $28.6 million, to $27.7 million, primarily due to the increase in gross profit and reduced G&A, partially offset by increased marketing.

Rest of World

Sales for Rest of World increased $10.4 million, or 10.9%, to $105.9 million. Volume increased 10.9% due primarily to increased demand and marketing support for nutritional drinks in India and increases in ketchup and baby food in Latin America. Higher pricing increased sales by 8.6%, largely due to reduced promotions and price increases taken in Latin America. Divestitures reduced sales 7.5% and foreign exchange translation rates reduced sales 1.0%.

Gross profit increased $5.7 million, or 18.7%, to $36.0 million, primarily resulting from increased volume and higher pricing. Operating income increased $7.0 million, to $11.9 million, due primarily to the increase in gross profit and strategic review costs in Israel in the prior year.

NINE MONTHS ENDED JANUARY 31, 2007 AND JANUARY 25, 2006

Results of Continuing Operations

Sales for the nine months ended January 31, 2007 increased $343.6 million, or 5.5%, to $6.59 billion. Sales were favorably impacted by a volume increase of 2.9%, led by the North American Consumer Products segment and the Australian business. Strong volume increases were also noted in our New Zealand and Italian infant nutrition businesses, U.S. Foodservice and the emerging markets of India, China and Poland, in line with the Company’s strategy to focus on key emerging markets. These increases were partially offset by declines in the U.K. and Russia. Net pricing increased sales by 1.7%, mainly due to our businesses in North America, the U.K., Indonesia and Latin America. Divestitures, net of acquisitions, decreased sales by 1.4%. Foreign exchange translation rates increased sales by 2.4%.

Gross profit increased $184.1 million, or 8.0%, to $2.47 billion, and the gross profit margin increased to 37.5% from 36.6%. These increases reflect higher volume, increased pricing, higher margin acquisitions, productivity improvements and favorable foreign exchange, partially offset by commodity cost increases. The prior year includes an $18.8 million asset impairment charge on an Indonesian noodle business discussed below.

SG&A decreased $29.4 million, or 2.1%, to $1.39 billion and decreased as a percentage of sales to 21.1% from 22.8%. These decreases are primarily due to the favorable impact of the prior year targeted workforce reductions, particularly in Europe and Asia, and the $94.8 million of special items in the prior year discussed below, which consisted primarily of severance, strategic review costs and net losses/impairment charges on divestitures. These declines were partially offset by increased marketing expense, costs related to the proxy contest affecting the Company’s 2006 election of directors, and higher accrued incentive compensation costs, including the expensing of stock options. S&D costs were higher as a result of the volume increase; however as a percentage of sales, S&D declined.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $41.6 million, or 2.7%, to $1.59 billion on a gross sales increase of 4.6%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $9.6 million, or 0.7%, to $1.36 billion. This increase is largely due to foreign exchange translation rates, partially offset by decreases relating to spending reductions on less efficient promotions and a realignment of list prices. Marketing support recorded as a component of SG&A increased $32.0 million, or 16.4%, to $227.9 million, as the Company continues to invest behind its top brands.

Operating income increased $213.5 million, or 24.7%, to $1.08 billion, which was favorably impacted by increased volume, the higher gross profit margin and the $116.4 million of prior year special items discussed below.

Net interest expense increased $5.1 million, to $212.7 million, due primarily to higher average interest rates in Fiscal 2007. Other expenses, net, increased $4.2 million, to $24.0 million, largely due to increased currency losses and minority interest expense, the later of which is a result of improved business performance in our joint ventures, partially offset by the $6.9 million loss on the sale of the Company’s equity investment in Hain in the prior year.

The current year-to-date effective tax rate was 27.5% compared to 30.8% for the prior year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation is expected to reduce Fiscal 2007 tax expense by approximately $35 million, of which $30.9 million was recorded in the first nine months of Fiscal 2007. The remainder of the tax benefit will be recognized through the effective tax rate in the fourth quarter. During the third quarter of Fiscal 2007, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company realized a non-cash tax benefit of $64.1 million. Also during the third quarter of Fiscal 2007, the Company modified its plans for repatriation of foreign earnings. Consequently, the Company expects to record incremental tax charges of approximately $76.0 million during Fiscal 2007 related to the changes in its plans for repatriation of foreign earnings, of which $62.9 million was recorded in the first nine months of Fiscal 2007. The remainder will be recognized through the effective tax rate in the fourth quarter. The Fiscal 2006 year-to-date tax expense benefited from the reversal of a tax provision of $23.4 million related to a foreign affiliate along with an additional benefit of $16.3 million resulting from tax planning initiatives related to foreign tax credits, all of which was partially offset by the non-deductibility of certain asset write-offs.

Income from continuing operations was $610.6 million compared to $441.7 million in the prior year, an increase of 38.2%, primarily due to the increase in operating income and a lower effective tax rate, partially offset by higher net interest expense. Diluted earnings per share from continuing operations was $1.83 in the current year compared to $1.29 in the prior year, an increase of 41.9%, which also benefited from a 2.8% reduction in diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $173.0 million, or 9.5%, to $2.0 billion. Volume increased 4.8%, largely resulting from strong growth in Smart Ones® and Boston Market® frozen entrees and desserts. The increase in Smart Ones® reflects new distribution and increased consumption driven by new product launches and increased marketing, and the increase in Boston Market® relates primarily to increases in consumption driven by new product launches. Classico® pasta sauces volume also grew, aided by increased consumption, promotions and new product introductions. New products and improved distribution of Delimex®, TGI Friday’s® and Bagel Bites® frozen snacks helped drive the volume increase. In addition, our Canadian business generated significant volume growth of approximately 5%, resulting from new products in several core categories, including a successful national launch of Smart Ones®, offsetting lost distribution of infant feeding due to the introduction of a branded competitor at a significant customer. These increases were partially offset by the expected first quarter volume decline in Heinz® ketchup, reflecting fewer promotions as part of the strategy to increase consumption of more profitable larger sizes. Pricing increased 1.6% largely due to Heinz® ketchup and Ore-Ida® frozen potatoes, resulting from reduced inefficient promotions. Acquisitions increased sales 2.1%, primarily from the prior year acquisitions of Nancy’s Specialty Foods and HP Foods as well as the current year acquisition of Renée’s Gourmet Foods. Favorable Canadian exchange translation rates increased sales 1.0%.

Gross profit increased $73.2 million, or 9.6%, to $832.4 million, and the gross profit margin increased slightly to 41.6% from 41.5%. These increases are due primarily to increased volume, higher pricing, productivity initiatives, the favorable impact of acquisitions and reduced manufacturing costs in the Canadian business, partially offset by increased commodity costs. Operating income increased $45.7 million, or 10.7%, to $471.0 million, mainly due to the increase in gross profit. This increase was partially offset by increased marketing expenses, primarily for Smart Ones® frozen entrees and desserts, Ore-Ida® frozen potatoes and frozen snacks, and increased research and development costs. In addition, operating income benefited from reduced S&D as a percentage of sales, despite the strong volume improvement, due to reduced transportation costs from distribution efficiencies.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $19.2 million, or 1.7%, to $1.16 billion. Volume increased 1.8%, due to higher volume in Heinz® ketchup. Pricing increased 1.6%, largely due to Heinz® ketchup and tomato products, single serve condiments and frozen desserts, partially offset by price reductions on frozen soup. Divestitures, net of acquisitions, reduced sales 1.7%.

Gross profit increased $11.3 million, or 3.3%, to $351.1 million, and the gross profit margin increased to 30.3% from 29.8% reflecting the increased volume, higher pricing and prior year reorganization costs related to targeted workforce reductions of $3.0 million, partially offset by higher commodity costs. Operating income increased $14.4 million, or 9.3%, to $168.9 million, largely due to the increase in gross profit and $7.1 million of reorganization costs incurred in the prior year related to targeted workforce reductions, partially offset by incentive compensation accruals. In addition, operating income benefited from reduced S&D as a percentage of sales, despite the strong volume improvement, due to reduced transportation costs resulting from productivity initiatives.

Europe

Heinz Europe’s sales increased $78.6 million, or 3.6%, to $2.24 billion. Pricing increased 1.0%, driven primarily by promotional timing of Heinz® soup and pasta meals in the U.K. Volume remained relatively constant as improvements in Heinz® ketchup, Heinz® beans, Italian infant feeding, Weight Watchers® branded products and Pudliszki® ketchup and ready meals in Poland were offset by reduced promotions in HP® and Lea & Perrins® sauces, market softness in our Russian and non-branded European frozen businesses and promotional timing in U.K. ready-to-serve soups and pasta convenience meals. The acquisition of HP Foods and Petrosoyuz in Fiscal 2006 increased sales 2.6%. Divestitures reduced sales 6.2%, and favorable exchange translation rates increased sales by 6.3%.

Gross profit increased $51.2 million, or 6.1%, to $890.6 million, and the gross profit margin increased to 39.8% from 38.9%. These increases are due to higher pricing and the favorable impact of exchange translation rates, partially offset by increased raw potato and other manufacturing costs in our frozen food business. Operating income increased $85.9 million, or 26.4%, to $410.6 million, due to the increase in gross profit, the $47.7 million of special items discussed below, and reduced G&A, partially offset by increased marketing expense. The decrease in G&A is chiefly a result of prior year targeted workforce reductions, including the elimination of European headquarters.

Asia/Pacific

Sales in Asia/Pacific increased $66.3 million, or 8.1%, to $885.6 million. Volume increased sales 6.4%, reflecting strong volume in Australia, New Zealand and China, largely due to increased marketing and new product introductions. These increases were offset by declines in Indonesian drinks. Higher pricing increased sales 1.8%, mainly due to price increases taken on Indonesian sauces and drinks, partially offset by increased promotional spending in Australia. Divestitures reduced sales 0.2%, and foreign exchange translation rates increased sales by 0.1%.

Gross profit increased $41.5 million, or 17.1%, to $284.5 million, benefiting from volume improvements, and the gross profit margin increased to 32.1% from 29.7% primarily due to higher pricing and the $18.8 million asset impairment charge on an Indonesian noodle business in the prior year, partially offset by commodity cost increases in Indonesia. Operating income increased $49.3 million, to $103.0 million, primarily due to the increase in gross profit and reduced G&A, partially offset by increased marketing. The reduction in G&A is a result of effective cost control in our Chinese businesses, targeted workforce reductions, including the elimination of Asian headquarters, in the prior year, and $8.1 million of reorganization costs in the prior year related to these workforce reductions.

Rest of World

Sales for Rest of World increased $6.4 million, or 2.2%, to $302.8 million. Volume increased 7.8% due primarily to market and share growth in nutritional drinks in India and increases in ketchup and baby food in Latin America. Higher pricing increased sales by 7.2%, largely due to reduced promotions on ketchup and price increases taken on baby food in Latin America. Divestitures reduced sales 10.6% and foreign exchange translation rates reduced sales 2.1%.

Gross profit increased $7.4 million, or 7.7%, to $104.0 million, as increased volume and higher pricing were partially offset by higher commodity costs in India and the impact of divestitures. Operating income increased $29.3 million, to $35.6 million, due primarily to the increase in gross profit, an asset impairment charge for the seafood business in Israel related to its sale in the prior year and strategic review costs in Israel in the prior year.

Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses, in line with the Company’s plan to exit non-strategic businesses. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for the third quarter and nine months ended January 25, 2006. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the nine months ended January 31, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements. The discontinued operations generated sales of $184.5 million and $576.2 million and net (loss)/income of $(18.2) million (net of $27.3 million in tax expense) and $2.3 million (net of $37.0 million in tax expense) for the third quarter and nine months ended January 25, 2006, respectively.

Net income from discontinued operations related to the businesses spun-off to Del Monte in Fiscal 2003 was $1.7 million and $33.7 million for the third quarter and nine months ended January 25, 2006, respectively and reflects the favorable settlement of tax liabilities.

Fiscal 2006 Special Items

Reorganization Costs

In Fiscal 2006, the Company recorded pre-tax reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $14.0 million ($10.0 million after tax) and $70.4 million ($49.1 million after tax) during the third quarter and nine months ended January 25, 2006, respectively. Additionally, pre-tax costs of $13.9 million ($14.8 million after tax) and $29.6 million ($26.8 million after tax) were incurred in the third quarter and nine months ended January 25, 2006, respectively, primarily as a result of strategic reviews related to the Company’s portfolio realignment. For the third quarter ended January 25, 2006, the total impact of these initiatives on continuing operations was $22.0 million pre-tax ($18.3 million after-tax), of which $1.8 million was recorded as costs of products sold and $20.2 million in SG&A. In addition, $6.6 million was recorded in income of discontinued operations, net of tax. For the nine months ended January 25, 2006, the total impact of these initiatives on continuing operations was $88.2 million pre-tax ($65.3 million after-tax), of which $9.3 million was recorded as costs of products sold and $78.9 million in SG&A. In addition, $10.7 million was recorded in income of discontinued operations, net of tax. There were no material reorganization costs in Fiscal 2007.

Divestitures/Impairment Charges

The following losses/impairment charges were recorded in Fiscal 2006. There were no material divestitures or impairment charges in Fiscal 2007.

•	During the third quarter of Fiscal 2006, the Company completed the sale of the HAK® vegetable product line in Northern Europe and received proceeds from this divestiture of $51.1 million, which was in excess of the cost basis by $3.2 million ($3.5 million after tax). This excess was recorded in cost of products sold.

•	During the third quarter of Fiscal 2006, the Company sold its equity investment in Hain and recognized a $6.9 million ($4.5 million after-tax) loss which was recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million.

•	In the third quarter of Fiscal 2006, the Company recognized a non-cash asset impairment charge of $15.8 million pre-tax ($8.5 million after-tax) on a small noodle business in Indonesia, which was sold in the second quarter of Fiscal 2007. The charge was primarily recorded as a component of cost of products sold.

•	During the second quarter of Fiscal 2006, the Company recognized a net $12.7 million ($13.6 million after tax) charge primarily related to the sale of a small seafood business in Israel which closed in the third quarter of Fiscal 2006.

Income Taxes

The AJCA provided a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During the third quarter of Fiscal 2006, the Company finalized plans to repatriate dividends that qualified under the AJCA. The total impact of the AJCA on tax expense related to special items for the third quarter and nine months ended January 25, 2006 was $24.3 million, of which $27.7 million of expense was recorded in continuing operations and $3.4 million was a benefit in discontinued operations.

During the third quarter of Fiscal 2006, the Company reversed valuation allowances of $20.6 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on cost and equity investments. The reversal of the valuation allowances was based upon tax planning strategies that were expected to generate sufficient capital gains during the capital loss carryforward period.

As a result of the European Seafood business being classified as discontinued operations during the third quarter of Fiscal 2006, the Company recorded a deferred tax liability of $19.6 million in connection with the difference between the book and tax bases of the net assets held for sale. The recording of the deferred tax liability resulted in a $24.6 million tax charge in discontinued operations and a tax benefit of $5.0 million recorded as part of other comprehensive income during the third quarter of Fiscal 2006.

Liquidity and Financial Position

For the first nine months of Fiscal 2007, cash provided by operating activities was $389.7 million, a decrease of $113.3 million from the prior year. The decrease in Fiscal 2007 versus Fiscal 2006 is primarily due to unfavorable movement in accrued liabilities largely due to the payment of reorganization costs in the current year, accounts payable due to the timing of payments, and accounts receivable partly due to higher sales, partially offset by favorable movement in income taxes due to the timing of payments. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of 8 days in Fiscal 2007 compared to Fiscal 2006.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of $29.6 million related to this revaluation which was paid during the third quarter of Fiscal 2007. This revaluation is expected to benefit cash flow from operations by approximately $100 million over the five to twenty year tax amortization period.

Cash used for investing activities totaled $226.9 million compared to $1.03 billion last year. Capital expenditures totaled $150.5 million (2.3% of sales) compared to $151.0 million (2.2% of sales) last year. Proceeds from disposals of property, plant and equipment were $41.9 million compared to $5.2 million in the prior year. This increase represents the disposal of 12 plants during the current year in line with our plan to reduce our number of plants by 15 by the end of the current fiscal year. Acquisitions, net of divestitures, used $90.7 million in the first nine months of Fiscal 2007 primarily related to the Company’s purchase of Renée’s Gourmet Foods and the purchase of the minority ownership interest in our Heinz Petrosoyuz business in Russia. Divestitures during the current year included the sale of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina. In addition, transaction costs related to the European seafood and Tegel® poultry divestitures were also paid during the current year. In the first nine months of 2006, acquisitions, net of divestitures, used $882.0 million, primarily related to the Company’s purchases of HP Foods, Nancy’s Specialty Foods, and Petrosoyuz, partially offset by the sales of the Company’s equity investment in Hain and the HAK® vegetable product line in Northern Europe.

Cash used by financing activities totaled $236.4 million compared to providing $408.9 million last year. Proceeds from short-term debt and commercial paper were $456.2 million this year compared to $961.4 million in the prior year. Payments on long-term debt were $51.1 million in the current year while proceeds from long-term debt were $216.4 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $304.5 million this year compared to $473.8 million in the prior year. Dividend payments totaled $347.8 million, compared to $307.1 million for the same period last year, reflecting a 16.7% increase in the annual dividend on common stock.

At January 31, 2007, the Company had total debt of $4.92 billion (including $52.0 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $419.0 million. The $507.7 million increase in total debt since prior year end is primarily the result of share repurchases and net acquisitions.

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

In Fiscal 2007, cash required for reorganization costs related to workforce reductions was approximately $50 million. The Company is on track to achieve the full year estimated savings of $45 million in Fiscal 2007 as a result of the reorganization.

As of January 31, 2007, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

The impact of inflation on both the Company’s financial position and the results of operations is not expected to adversely affect Fiscal 2007 results.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

The following table represents the contractual obligations of the Company as of January 31, 2007.

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
		(Thousands of Dollars)

Long Term Debt	$228	$625,284	$946,134	$3,124,170	$4,695,816
Capital Lease Obligations	4,742	19,767	18,831	75,863	119,203
Operating Leases	37,050	109,434	77,376	215,057	438,917
Purchase Obligations	428,245	1,248,947	623,022	164,551	2,464,765
Other Long Term Liabilities Recorded on the Balance Sheet	83,523	196,491	195,908	174,001	649,923

Total	$553,788	$2,199,923	$1,861,271	$3,753,642	$8,368,624

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Among other things, SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This provision of SFAS 158, along with disclosure requirements, is effective for the Company prospectively at the end of Fiscal 2007. Based on the funded status of the Company’s pension and postretirement benefit plans disclosed in the Fiscal 2006 Annual Report on Form 10-K, the adoption of SFAS 158 would have resulted in the following impacts: a reduction in the prepaid pension assets of approximately $528 million, a pension and postretirement liability increase of approximately $47 million, a decrease in the deferred tax liability of approximately $185 million and a shareholders’ equity reduction of approximately $390 million. There is no impact to the Company’s statements of income or cash flows. The ultimate impact at the time of adoption is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans at the end of Fiscal 2007. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2009. The Company does not expect the impact of the change in measurement date to have a material impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings,

•	access to the domestic and international capital markets,

•	the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures and other strategic initiatives,

•	the ability to successfully complete cost reduction programs,

•	the voting results on shareholder proposals, including the proposed amendments to require majority voting,

•	the ability to limit disruptions to the business resulting from the emphasis on three core categories and potential divestitures,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	the ability to maintain sales growth while reducing any spending on advertising, marketing and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the possibility of an impairment in Heinz’s investments,

•	the potential impact of natural disasters, including flooding in Indonesia,

•	the ability to implement new information systems, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 3, 2006.

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

There have been no material changes in the Company’s market risk during the nine months ended January 31, 2007. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2007, the Company continued its implementation of SAP software across its U.K. operations. As appropriate, the Company is modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of Fiscal 2007, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs

November 2, 2006 — November 29, 2006	—	—	—	—
November 30, 2006 — December 27, 2006	1,479,000	46.14	—	—
December 28, 2006 — January 31, 2007	4,892,600	46.27	—	—

Total	6,371,600	$46.24	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. All repurchases were made in open market transactions. As of January 31, 2007, the maximum number of shares that may yet be purchased under the 2005 program is 4,028,692. In addition, on May 31, 2006, the Board of Directors authorized a share repurchase program of up to 25 million shares, all of which may yet be purchased under the program.

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

Date: February 27, 2007

By	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2007

By	/s/ Edward J. McMenamin
Edward J. McMenamin
Senior Vice President — Finance
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