Form 10-K
period 2007-05-02
HEINZ H J CO
filed 2007-06-21
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 2, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 Grant Street, Pittsburgh, Pennsylvania	15219 (Zip Code)
(Address of principal executive offices)

412-456-5700
(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.25 per share	The New York Stock Exchange

Third Cumulative Preferred Stock,
$1.70 First Series, par value $10 per share	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

As of November 1, 2006 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $13,237,975,131.

The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2007, was 322,030,854 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 15, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended May 2, 2007, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

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

The Company’s products are manufactured and packaged to provide safe, wholesome foods for consumers, as well as foodservice and institutional customers. Many products are prepared from recipes developed in the Company’s research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then sealed. Products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market.

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

The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks

North America	23	4	Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli, Wyler’s, Heinz Bell ’Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Boston Market*, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Appetizers And, Inc., Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo
Europe	22	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Farex, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!
Asia/Pacific	14	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Star-Kist, Classico, Weight Watchers*, Pataks*
Rest of World	9	3	Heinz, Wellington’s, Complan, Glucon D, Nycil, Today, Mama’s, John West, Farley’s, Dieterba, HP, Lea & Perrins, Classico, Banquete

	68	9	* Used under license

The Company also owns or leases office space, warehouses, distribution centers and research and other facilities throughout the world. The Company’s food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

The Company has developed or participated in the development of certain of its equipment, manufacturing processes and packaging, and maintains patents and has applied for patents for some of those developments. The Company regards these patents and patent applications as important but does not consider any one or group of them to be materially important to its business as a whole.

Although crops constituting some of the Company’s raw food ingredients are harvested on a seasonal basis, most of the Company’s products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales and operating income of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of prior years.

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

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2007, one customer represented 10.4% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have never experienced significant losses.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal Year 2008 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings, cash flows or competitive position of the Company.

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

The Company employed, on a full-time basis as of May 2, 2007, approximately 33,000 persons around the world.

Segment information is set forth in this report on pages 68 through 71 in Note 15, “Segment Information” in Item 8 — “Financial Statements and Supplementary Data.”

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.heinz.com, as soon as reasonably practicable after filed or furnished to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

The Company operates in the highly competitive food industry across its product lines competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, its profitability and volume growth could be negatively impacted.

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

The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, or other unforeseen circumstances. To the extent that any of the foregoing factors increase the prices of such commodities and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be adversely impacted.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent the Company is unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be an adverse affect on our business and results of operations, and additional resources could be required to restore our supply chain.

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

Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on the Company’s consolidated operating results or financial condition. The Company’s labor costs include the cost of providing employee benefits in the U.S. and foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

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

The Company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. The Company’s consolidated financial statements are presented in U.S. dollars, and therefore the Company must translate its assets, liabilities, revenue, and expenses into U.S. dollars. Increases or decreases in the value of the U.S. dollar may negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs,

•	the availability of raw materials and packaging,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings,

•	the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures and other strategic initiatives,

•	approval of acquisitions and divestitures by competition authorities, and satisfaction of other legal requirements,

•	the ability to successfully complete cost reduction programs,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems, and

•	other factors as described in “Risk Factors” above.

The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

See table in Item 1.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company has not submitted any matters to a vote of security holders since the last annual meeting of shareholders on August 16, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the Company’s common stock is set forth in this report on page 30 under the caption “Stock Market Information” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 71 through 72 in Note 16, “Quarterly Results” in Item 8 — “Financial Statements and Supplementary Data.”

In the fourth quarter of Fiscal 2007, the Company repurchased the following number of shares of its common stock:

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

February 1, 2007 —
February 28, 2007	631,500	$46.73	—	—
March 1, 2007 —
March 28, 2007	2,302,400	46.04	—	—
March 29, 2007 —
May 2, 2007	2,675,000	47.29	—	—

Total	5,608,900	$46.71	—	—

Of the shares repurchased, 4,028,692 shares were acquired under the share repurchase program authorized by the Board of Directors on June 8, 2005 for a maximum of 30 million shares. Once that program was completed in April 2007, the remaining 1,580,208 shares were repurchased in April under the 25 million share program authorized by the Board of Directors on May 31, 2006. All repurchases were made in open market transactions. As of May 2, 2007, the maximum number of shares that may yet be purchased under the 2006 program is 23,419,792.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2003 through 2007. All amounts are in thousands except per share data.

	Fiscal Year Ended
	May 2,	May 3,	April 27,	April 28,	April 30,
	2007	2006	2005	2004	2003
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

Sales(1)	$9,001,630	$8,643,438	$8,103,456	$7,625,831	$7,566,800
Interest expense(1)	333,270	316,296	232,088	211,382	222,729
Income from continuing operations(1)	791,602	442,761	688,004	715,451	478,303
Income from continuing operations per share — diluted(1)	2.38	1.29	1.95	2.02	1.35
Income from continuing operations per share — basic(1)	2.41	1.31	1.97	2.03	1.36
Short-term debt and current portion of long-term debt	468,243	54,969	573,269	436,450	154,786
Long-term debt, exclusive of current portion(2)	4,413,641	4,357,013	4,121,984	4,537,980	4,776,143
Total assets(3)	10,033,026	9,737,767	10,577,718	9,877,189	9,224,751
Cash dividends per common share	1.40	1.20	1.14	1.08	1.485

(1)	Amounts exclude the operating results related to the Company’s European seafood business and Tegel® poultry businesses in New Zealand which were divested in Fiscal 2006 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes $71.0 million, ($1.4) million, $186.1 million, $125.3 million, and $294.8 million of hedge accounting adjustments associated with interest rate swaps at May 2, 2007, May 3, 2006, April 27, 2005, April 28, 2004, and April 30, 2003, respectively. Long-term debt reflects the prospective classification of Heinz Finance Company’s $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150.

(3)	Fiscal 2007 reflects the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 2, “Recently Issued Accounting Standards” in Item 8 — “Financial Statements and Supplementary Data.”

As a result of the Company’s strategic transformation, the Fiscal 2006 results from continuing operations include $124.7 million pretax ($80.3 million after tax) for targeted workforce reductions consistent with the Company’s goals to streamline its businesses and $22.0 million pretax ($16.3 million after tax) for strategic review costs related to the potential divestiture of several businesses. Also, $206.5 million pretax ($153.9 million after tax) was recorded for net losses on non-core businesses and product lines which were sold and asset impairment charges on non-core businesses and product lines which were sold in Fiscal 2007. Also during 2006, the Company reversed valuation allowances of $27.3 million primarily related to The Hain Celestial Group, Inc. (“Hain”). In addition, results include $24.4 million of tax expense relating to the impact of the American Jobs Creation Act. For more details regarding these items, see pages 46 to 47 in Note 4, “Fiscal 2006 Transformation Costs” in Item 8 — “Financial Statements and Supplementary Data.”

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

Executive Overview- Fiscal 2007

The H.J. Heinz Company has been a pioneer in the food industry for 138 years and possesses one of the world’s best and most recognizable brands — Heinz®. While the Company has prospered for a long time, we are constantly finding new ways to capitalize on emerging consumer trends and better methods of doing business. Over the past several years, we have been making great progress in simplifying and focusing the Company on three core businesses. This strategic transformation began with the spin-off of our non-core U.S. businesses in December 2002, and was completed in Fiscal 2006 with the sales of our European Seafood and New Zealand Poultry businesses.

On June 1, 2006, the Company presented its Superior Value and Growth Plan for fiscal years 2007 and 2008. Under this plan, the Company set forth three key operational imperatives: grow the core portfolio, reduce costs to drive margins and generate cash to deliver superior value. Under each of these imperatives, the Company set financial and operational targets, aimed at increasing shareholder value. The Company achieved its targets for Fiscal 2007 and is well positioned for continued growth in Fiscal 2008. Specifically:

•	Net sales grew over 4% to $9.0 billion.

•	Operating income grew 7.2%, excluding special items in the prior year, including an incremental $64 million (or 24%) in consumer marketing investment (see table in “Fiscal 2006 Transformation Costs” which reconciles Fiscal 2006 reported amounts to amounts excluding special items).

•	Operating free cash flow (cash flow from operations of $1,062 million less capital expenditures of $245 million plus proceeds from disposals of PP&E of $61 million) grew to $878 million.

•	EPS grew to $2.38, an increase of 13% excluding prior year special items.

The following is a detailed update on the Company’s progress against the three imperatives under our Superior Value and Growth Plan at the end of Fiscal 2007 as well as a summary of our expectations under these imperatives for Fiscal 2008.

Grow the Core Portfolio

This imperative is focused on a strategy to grow our largest brands in our three core categories. This strategy established targets for increased marketing spending of $50 million and double digit increases in research and development costs (“R&D”). In addition, this strategy also focused on growth in various emerging markets, where growth potential was viewed as high. During Fiscal 2007, we made excellent progress against this imperative as evidenced by the following:

•	Our top 15 brands, which generate nearly 70% of total sales, grew 8.5%.

•	We launched more than 100 new products supported by a 24% increase in marketing.

•	R&D increased nearly 20% as we increased capabilities in the areas of innovation and consumer insight.

•	Innovation in our emerging markets drove strong growth, with a sales increase of 12% in our RICIP markets (Russia, India, China, Indonesia and Poland) and Latin America. These markets accounted for approximately 10% of sales and 27% of the Company’s total sales growth in Fiscal 2007.

Looking forward to Fiscal 2008, the Company’s innovation pipeline contains over 200 consumer-validated new products across our markets. The Company is planning incremental improvements in the health and wellness profile of its products in Fiscal 2008 as well as convenience products like portable hand-held snacks under the Smart Ones® brand and microwavable soups in the UK, Australia and New Zealand.

The Company plans to support new products introduced in Fiscal 2008 with an additional $30 to $40 million of incremental marketing spending, completing a two-year increase of around $100 million. The Company will continue to invest for growth in our emerging RICIP and Latin American markets, which we expect to continue delivering double-digit growth in Fiscal 2008. By the end of Fiscal 2008, we expect these markets to reach $1 billion in sales.

Reduce Costs to Drive Margins

The Company’s investment in growth behind the core portfolio has been fueled by the second pillar of our two-year plan, Reducing Costs to Drive Margins. Key targets set under this imperative included productivity improvements on deals and allowances (“D&A”), cost of goods sold (“COGS”) and selling, general and administrative expenses (“SG&A”). The following summarizes our progress in Fiscal 2007 relative to this imperative:

•	D&A as a percentage of gross sales was reduced by 100 basis points, slightly ahead of our original target.

•	COGS was reduced by 90 basis points as a percentage of sales, excluding prior year special items, and total gross profit exceeded target expectations.

•	The Company divested or closed 16 plants around the globe, one more than our original goal for the year.

•	As a result of productivity gains and, despite increasing consumer marketing by 60 basis points as a percentage of sales, operating income margin increased by 50 basis points, excluding prior year special items.

In Fiscal 2008, the Company will continue to invest in improved business systems in order to boost the efficiency of its promotional programs, particularly in Europe. We expect further decreases in trade spending with a goal of reducing it by 130 basis points as a percentage of gross sales over the two-year plan. Trade promotion reductions and other productivity measures coupled with strategic pricing are expected to drive gross margin expansion.

A Global Supply Chain Task Force has been established with the goal of further driving cost reductions, primarily in COGS. We expect additional SG&A savings in Fiscal 2008 aided by headcount reductions, pension savings and more efficient indirect procurement. The Company’s total anticipated productivity is now $380 million over two years, which exceeds its previous estimates.

Generate Cash to Deliver Superior Value

Heinz’s growth, cost savings and working capital productivity drove operating free cash flow of $878 million, or almost 10% of revenue. This was 10% ahead of the goal for the year and better than the prior year. Much of this increased cash flow has been returned directly to shareholders, as evidenced by the following:

•	Increase in the Company’s dividend in Fiscal 2007 by 17%, to a payout ratio of close to 60%.

•	Decrease in average shares outstanding by 2.8%, resulting from net share repurchases in Fiscal 2007 of $501 million.

•	Total shareholder return in Fiscal 2007 of almost 15%.

•	After-tax return on invested capital (“ROIC”) improved 100 basis points to 15.8%.

In Fiscal 2008, we expect to continue to generate strong cash flow. Based on this confidence, the Board of Directors increased the dividend for Fiscal 2008 by 8.6%, for an annual indicative rate of $1.52 per share. We expect to return approximately 60% of our earnings to our shareholders in the form of dividends. We also expect to return an additional $500 million to shareholders through net share repurchases in Fiscal 2008.

Results of Continuing Operations

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2007	2006	2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$3,682,102	$3,530,346	$3,234,229
Meals and snacks	4,026,168	3,876,743	3,680,920
Infant foods	929,075	863,943	855,558
Other	364,285	372,406	332,749

Total	$9,001,630	$8,643,438	$8,103,456

Fiscal Years Ended May 2, 2007 and May 3, 2006

Sales for Fiscal 2007 increased $358.2 million, or 4.1%, to $9.00 billion. Sales were favorably impacted by a volume increase of 0.7%, despite one less selling week in Fiscal 2007 compared with Fiscal 2006. Volume growth was led by North American Consumer Products, Australia, New Zealand and Germany, and the emerging markets of India, China and Poland. These increases were partially offset by declines in the U.K. and Russian businesses. Pricing increased sales by 2.1%, mainly due to our businesses in North America, the U.K, Indonesia and Latin America. Divestitures, net of acquisitions, decreased sales by 1.6%. Foreign exchange translation rates increased sales by 2.9%.

Gross profit increased $299.8 million, or 9.7%, to $3.39 billion, and the gross profit margin increased to 37.7% from 35.8%. These improvements reflect higher volume, increased pricing, productivity improvements and favorable foreign exchange, partially offset by commodity cost increases. Also contributing to the favorable comparison are the $91.6 million of prior year strategic transformation costs discussed below.

SG&A decreased $33.3 million, or 1.7%, to $1.95 billion and decreased as a percentage of sales to 21.6% from 22.9%. These decreases are primarily due to the favorable impact of the prior year targeted workforce reductions, particularly in Europe and Asia, and the $144.8 million of prior year strategic transformation costs discussed below. These declines were partially offset by increased marketing and R&D expenses, costs related to the proxy contest affecting the Company’s 2006 election of directors, and higher incentive compensation costs, including the expensing of stock options (SFAS No. 123R). Selling and distribution costs (“S&D”) were higher as a result of the volume increase; however as a percentage of sales, S&D declined.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $4.4 million, or 0.2%, to $2.18 billion on a gross sales increase of 2.8%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $59.7 million, or 3.1%, to $1.85 billion. This decrease is largely due to spending reductions on less efficient promotions and a realignment of list prices, partially offset by the impact of foreign exchange translation rates. Marketing support recorded as a component of SG&A increased $64.1 million, or 23.8%, to $333.5 million, consistent with the Company’s continued strategy to invest behind its key brands.

Operating income increased $333.1 million, or 29.9%, to $1.45 billion, which was favorably impacted by increased volume, the higher gross profit margin and the $236.4 million of prior year strategic transformation costs discussed below.

Net interest expense increased $8.3 million, to $291.4 million, due primarily to higher average interest rates and higher average debt in Fiscal 2007. Fiscal 2006 income from continuing operations was unfavorably impacted by the $111.0 million write down of the Company’s net investment in Zimbabwe. Other expenses, net, increased $4.9 million, to $30.9 million, largely due to increased currency losses and minority interest expense, the later of which is a result of improved business performance in our joint ventures, partially offset by the $6.9 million loss on the sale of the Company’s equity investment in The Hain Celestial Group, Inc. (“Hain”) in the prior year.

The current year effective tax rate was 29.6% compared to 36.2% for the prior year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation reduced Fiscal 2007 tax expense by approximately $35 million. During the third quarter of Fiscal 2007, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company realized a non-cash tax benefit of $64.1 million. At the same time, the Company modified its plans for repatriation of foreign earnings, ultimately incurring an additional charge of $89.8 million. Full year Fiscal 2007 repatriation costs were $107.8 million, exceeding Fiscal 2006’s repatriation costs by approximately $78.2 million. In addition, Fiscal 2007 tax expense benefited from reductions in foreign statutory tax rates and initiatives associated with R&D tax credits. The Fiscal 2006 tax expense benefited from the reversal of a tax provision of $23.4 million related to a foreign affiliate along with an additional benefit of $16.3 million resulting from tax planning initiatives related to foreign tax credits, which was partially offset by the non-deductibility of certain asset write-offs.

Income from continuing operations was $791.6 million compared to $442.8 million in the prior year, an increase of 78.8%, primarily due to the increase in operating income and a lower effective tax rate, partially offset by higher net interest expense. Diluted earnings per share from continuing operations was $2.38 in the current year compared to $1.29 in the prior year, an increase of 84.5%, which also benefited from a 2.8% reduction in fully diluted shares outstanding.

FISCAL YEAR 2007 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $185.4 million, or 7.3%, to $2.74 billion. Volume increased 2.6%, largely resulting from strong growth in Smart Ones® and Boston Market® frozen entrees and desserts, Classico® pasta sauces and Ore-Ida® frozen potatoes. The increases reflect new distribution, increased consumption driven by new product launches and increased marketing support. These increases were partially offset by the expected volume decline in Heinz® ketchup, reflecting a reduction in promotion expense as part of the strategy to increase consumption of more profitable larger sizes. Pricing increased 2.1% largely due to Heinz® ketchup, Ore-Ida® frozen potatoes, Smart Ones® frozen entrees and Bagel Bites® and TGIF® frozen snacks, all resulting primarily from reduced inefficient promotions. Acquisitions increased sales 1.9%, primarily from the prior year acquisitions of Nancy’s Specialty Foods and HP Foods as well as the current year acquisition of Renée’s Gourmet Foods. Favorable Canadian exchange translation rates increased sales 0.7%.

Gross profit increased $85.8 million, or 8.2%, to $1.14 billion, and the gross profit margin increased to 41.4% from 41.1%. These improvements were due primarily to increased volume, higher pricing and the favorable impact of acquisitions, partially offset by increased commodity costs. Operating income increased $42.3 million, or 7.3%, to $625.7 million, mainly due to the improvement in gross profit and $6.6 million of prior year transformation costs discussed below. This increase was partially offset by a $32.2 million or 40.4% increase in consumer marketing, primarily for Heinz® ketchup, Smart Ones® frozen entrees, Ore-Ida® frozen potatoes and frozen snacks, and increased R&D costs. In addition, operating income benefited from reduced S&D as a percentage of sales due to reduced transportation costs resulting from distribution efficiencies.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $13.5 million, or 0.9%, to $1.56 billion, primarily due to the impact of divestitures. Divestitures, net of acquisitions, reduced sales 2.1%. Pricing increased 1.7%, largely due to Heinz® ketchup and tomato products, single serve condiments and frozen desserts. Volume decreased 0.4%, as higher volume in Heinz® ketchup was offset by declines resulting primarily from one less week in the fiscal year and a decision to exit certain low margin accounts.

Gross profit increased $29.0 million, or 6.6%, to $465.3 million, and the gross profit margin increased to 29.9% from 27.8%, due to $7.5 million of prior year reorganization costs discussed below and a $21.5 million impairment charge in the prior year related to the sale of the Portion Pac Bulk product line. In addition, increased pricing was offset by higher commodity costs. Operating income increased $38.8 million, or 21.9%, to $216.1 million, largely due to the increase in gross profit and reduced S&D expense as a percentage of sales resulting from productivity initiatives.

Europe

Heinz Europe’s sales increased $89.0 million, or 3.0%, to $3.08 billion. Pricing increased 1.7%, driven primarily by value-added innovation and reduced promotions on Heinz® soup and pasta meals in the U.K and in the Italian infant nutrition business. Volume declined 2.4% as improvements in Heinz® ketchup, Heinz® beans, Weight Watchers® branded products and Pudliszki® ketchup and ready meals in Poland were more than offset by market softness in non-Heinz® branded products in Russia and the non-branded European frozen business and declines in U.K. ready-to-serve soups and pasta convenience meals. Volume was also unfavorably impacted by one less week in the current fiscal year. The acquisition of HP Foods and Petrosoyuz in Fiscal 2006 increased sales 1.9%, while divestitures reduced sales 5.6%. Favorable exchange translation rates increased sales by 7.3%.

Gross profit increased $112.0 million, or 10.0%, to $1.24 billion, and the gross profit margin increased to 40.2% from 37.6%. These improvements are due to higher pricing, favorable impact of exchange translation rates and $36.3 million of prior year transformation costs discussed below. These improvements were partially offset by reduced volume and increased commodity and manufacturing costs. Operating income increased $152.2 million, or 36.7%, to $566.4 million, due to the increase in gross profit, the $112.2 million of prior year transformation costs discussed below, and reduced general and administrative expenses (“G&A”), partially offset by increased marketing expense. The decrease in G&A is driven by the workforce reductions, including the elimination of European headquarters.

Asia/Pacific

Sales in Asia/Pacific increased $85.1 million, or 7.6%, to $1.20 billion. Volume increased sales 4.2%, reflecting strong volume in Australia, New Zealand and China, largely due to increased marketing and new product introductions. Higher pricing increased sales 2.1%, mainly due to commodity-related price increases taken on Indonesian sauces and drinks. Divestitures reduced sales 0.3%, and foreign exchange translation rates increased sales by 1.7%.

Gross profit increased $51.5 million, or 15.4%, to $386.8 million, and the gross profit margin increased to 32.2% from 30.0%. These improvements were due to volume increases and higher pricing, partially offset by increased commodity costs, most notably in Indonesia. The prior year also included an $18.8 million asset impairment charge on an Indonesian noodle business. Operating income increased $50.6 million, to $135.8 million, largely reflecting the increase in gross profit and reduced G&A, partially offset by increased marketing. The reduction in G&A is a result of effective cost control in our Chinese businesses, targeted workforce reductions, including the elimination of Asian headquarters in the prior year, and $10.2 million of reorganization costs in the prior year related to the workforce reductions discussed below.

Rest of World

Sales for Rest of World increased $12.2 million, or 2.9%, to $427.1 million. Volume increased 6.1% due primarily to market and share growth in nutritional drinks in India, ketchup and baby food in Latin America and in our business in South Africa. Higher pricing increased sales by 7.6%, largely due to reduced promotions on ketchup and price increases taken on baby food in Latin America. Divestitures reduced sales 8.8% and foreign exchange translation rates reduced sales 1.9%.

Gross profit increased $16.1 million, or 12.1%, to $148.9 million, as increased volume and higher pricing were partially offset by higher commodity costs in India and the impact of divestitures. The prior year also included $5.8 million of asset impairment charges discussed below. Operating income increased $36.0 million, to $53.9 million, due primarily to the increase in gross profit and the $27.9 million in prior year transformation costs primarily related to divestitures.

As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write down the Zimbabwe investment related to management’s determination that this investment was not a core business and, as a consequence, the Company would explore strategic options to exit this business. The Company is still exploring such options. Management’s determination was based on an evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, further instability in the local currency and the uncertainty regarding the ability to source raw material in the future.

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

Gross profit increased $59.5 million, or 2.0%, to $3.1 billion, primarily due to the favorable impact of acquisitions and higher sales volume, partially offset by unfavorable exchange translation rates. The gross profit margin decreased to 35.8% from 37.4% mainly due to the strategic transformation costs discussed below, pricing declines in the Europe segment, particularly in Northern Europe and in the U.K. and due to increased commodity costs, particularly in the North American and Indonesian businesses.

SG&A increased $227.4 million, or 13.0%, to $2.0 billion, and increased as a percentage of sales to 22.9% from 21.6%. The increase as a percentage of sales is primarily due to the $144.8 million (1.7% of sales) of strategic transformation costs discussed below, the impact of acquisitions, and higher fuel and transportation costs. These increases were partially offset by decreased G&A in Europe, due primarily to the elimination of European Headquarters and reduced litigation costs.

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

Fiscal 2006 income from continuing operations was unfavorably impacted by the $111.0 million write down of the Company’s net investment in Zimbabwe. Fiscal 2005 includes the non-cash impairment charges totaling $73.8 million related to the cost and equity investments discussed below. Other expenses, net, increased $11.1 million to $26.1 million primarily due to the loss on the sale of equity investments in Fiscal 2006.

The Fiscal 2006 effective tax rate was 36.2% compared to 30.3% in Fiscal 2005. The increase in the effective tax rate is primarily the result of increased costs of repatriation including the effects of the American Jobs Creation Act (“AJCA”), a reduction in tax benefits associated with tax planning, increased costs associated with audit settlements and the write-off of investment in affiliates for which no tax benefit could be recognized, offset by the reversal of valuation allowances, the benefit of increased profits in lower tax rate jurisdictions and a reduction in tax reserves.

Income from continuing operations was $442.8 million compared to $688.0 million in Fiscal 2005, a decrease of 35.6%. Diluted earnings per share from continuing operations was $1.29 in Fiscal 2006 compared to $1.95 in Fiscal 2005.

FISCAL YEAR 2006 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $297.3 million, or 13.2%, to $2.6 billion. Volume increased significantly, up 7.7%, as a result of strong growth in Heinz® ketchup, TGI Friday’s® and Delimex® brands of frozen snacks, Classico® pasta sauces, Smart Ones® frozen entrees and in Ore-Ida® potatoes. Pricing was up 0.4% and the HP Foods and Nancy’s acquisitions increased sales 3.9%. Divestitures reduced sales 0.1% and favorable Canadian exchange translation rates increased sales 1.3%.

Gross profit increased $106.6 million, or 11.3%, to $1.0 billion, driven primarily by volume growth and acquisitions. The gross profit margin declined to 41.1% from 41.8%, primarily due to increased commodity costs and a benefit in Fiscal 2005 from the favorable termination of a long-term co-packing arrangement with a customer. Operating income increased $52.9 million, or 10.0%, to $583.4 million, due to the increase in gross profit, partially offset by increased S&D, primarily due to acquisitions and increased volume, $6.6 million of transformation costs, and increased R&D costs associated with the new Heinz Global Innovation and Quality Center.

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

Gross profit decreased $21.2 million, or 4.6%, to $436.3 million, as the favorable benefit of the AAI acquisition was partially offset by $7.5 million of reorganization costs discussed below and a $21.5 million impairment charge for the planned sale of the Portion Pac Bulk product line. The gross profit margin decreased to 27.8% from 30.4% primarily due to the reorganization costs and the asset impairment charge, as well as increased commodity and fuel costs. Operating income decreased

$47.5 million, or 21.1%, to $177.3 million, chiefly due to $34.8 million of reorganization and asset impairment charges and increased SG&A, largely due to higher fuel and distribution costs and marketing support.

Europe

Heinz Europe’s sales increased $79.1 million, or 2.7%, to $3.0 billion. The HP Foods and Petrosoyuz acquisitions increased sales 9.1%. Volume increased 1.2%, principally due to the Italian infant feeding business, convenience meals in Poland and the U.K., and ketchup growth across Europe. These increases were partially offset by the frozen foods business in the U.K., resulting from general category softness. Lower pricing decreased sales 1.4%, driven by increased promotional spending in the U.K on Heinz® soup, partially offset by price increases on Heinz® beans and improvements in the Italian infant feeding business. Divestitures reduced sales 1.8%, and unfavorable exchange translation rates decreased sales by 4.3%.

Gross profit decreased $10.9 million, or 1.0%, to $1.1 billion, and the gross profit margin decreased to 37.6% from 39.0%. These decreases are primarily due to $36.3 million of transformation costs discussed below, unfavorable exchange translation rates, decreased pricing in the U.K and higher manufacturing costs in Northern Europe. Operating income decreased $85.8 million, or 17.2%, to $414.2 million, due largely to the gross profit decrease, unfavorable exchange translation rates and the $112.2 million of transformation costs discussed below, partially offset by the favorable impact of acquisitions, reduced G&A and decreased marketing expense in the U.K.

Asia/Pacific

Sales in Asia/Pacific increased 7.6%. Volume increased sales 8.1%, reflecting double-digit volume growth in Australia along with strong performances in the Watties business and in Indonesia. These increases reflect new product introductions and increased promotional programs. Unfavorable exchange translation rates decreased sales by 1.0%, while lower pricing reduced sales 0.5%, primarily in the Australian business. The acquisition of LongFong in China, net of a small divestiture, increased sales 1.1%.

Gross profit decreased $16.1 million, or 4.6%, to $335.3 million, and the gross profit margin declined to 30.0% from 33.9%. These declines were primarily a result of an $18.8 million asset impairment charge on an Indonesian noodle product line divested in Fiscal 2007 and increased commodity and manufacturing costs in Indonesia and China, partially offset by the favorable impact of acquisitions and sales volume. Operating income decreased $27.9 million, or 24.7%, to $85.2 million, primarily due to the decline in gross profit margin, increased S&D and $10.2 million of reorganization costs related to targeted workforce reductions discussed below.

Rest of World

Sales for Rest of World increased 4.6%. Volume increased 3.8% reflecting strong infant feeding sales in Latin America and beverage sales in India. Higher pricing increased sales by 6.2%, largely due to price increases and reduced promotions in Latin America. Divestitures, net of acquisitions, reduced sales by 2.6%, and foreign exchange translation rates reduced sales by 2.8%.

Gross profit increased $5.0 million, or 3.9%, to $132.8 million, due mainly to increased pricing which was partially offset by $5.8 million in asset impairment charges discussed below. Operating income decreased $16.9 million, to $17.9 million, as the increase in gross profit was more than offset by the $27.9 million in transformation costs primarily related to divestitures. In addition, Fiscal 2005’s results include the proceeds of an agreement related to the recall in Israel.

Discontinued Operations

During fiscal years 2003 through 2006, the Company focused on exiting non-strategic business operations. Certain of these businesses which were sold are accounted for as discontinued operations.

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the year ended May 2, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements. These discontinued operations generated sales of $688.0 million (partial year) and $808.8 million and net income of $169.1 million (net of $90.2 million in tax expense) and $47.8 million (net of $23.3 million in tax expense) for the years ended May 3, 2006 and April 27, 2005, respectively.

In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $33.7 million and $16.9 million for the years ended May 3, 2006 and April 27, 2005, respectively.

Fiscal 2006 Transformation Costs

In executing its strategic transformation during Fiscal 2006, the Company incurred the following associated costs. These costs were directly linked to the Company’s transformation strategy.

Reorganization Costs

In Fiscal 2006, the Company recorded pretax integration and reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $124.7 million ($80.3 million after tax). Approximately 1,000 positions were eliminated as a result of this program, primarily in the G&A area. Additionally, pretax costs of $22.0 million ($16.3 million after tax) were incurred in Fiscal 2006, primarily as a result of the strategic reviews related to the portfolio realignment.

The total impact of these initiatives on continuing operations in Fiscal 2006 was $146.7 million pre-tax ($96.6 million after-tax), of which $17.4 million was recorded as costs of products sold and $129.3 million in SG&A. In addition, $10.5 million was recorded in discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $51.6 million at May 3, 2006, all of which was paid during Fiscal 2007.

Other Divestitures/Impairment Charges

The following gains/(losses) or non-cash asset impairment charges were recorded in continuing operations during Fiscal 2006:

Business or Product Line	Segment	Pre-Tax	After-Tax
		(In millions)

Loss on sale of Seafood business in Israel	Rest of World	$(15.9)	$(15.9)
Impairment charge on Portion Pac Bulk product line	U.S. Foodservice	(21.5)	(13.3)
Impairment charge on U.K. Frozen and Chilled product lines	Europe	(15.2)	(15.2)
Impairment charge on European production assets	Europe	(18.7)	(18.7)
Impairment charge on Noodle product line in Indonesia	Asia/Pacific	(15.8)	(8.5)
Impairment charge on investment in Zimbabwe business	Rest of World	(111.0)	(105.6)
Other	Various	(1.5)	0.5

Total		$(199.6)	$(176.7)

Of the above pre-tax amounts, $74.1 million was recorded in cost of products sold, $15.5 million in SG&A, $111.0 million in asset impairment charges for cost and equity investments, and $(1.0) million in other expense.

Also during the third quarter of Fiscal 2006, the Company sold its equity investment in Hain and recognized a $6.9 million ($4.5 million after-tax) loss which is recorded within other expense, net. Net proceeds from the sale of this investment were $116.1 million. During the third quarter of Fiscal 2005, the Company recognized a $64.5 million impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. The Company also recorded a $9.3 million non-cash charge in the third quarter of Fiscal 2005 to recognize the impairment of a cost-basis investment in a grocery industry sponsored e-commerce business venture. Due to the uncertainty of realizability and executing possible tax planning strategies, the Company recorded a valuation allowance of $27.3 million against the potential tax benefits primarily related to the Hain impairment. This valuation allowance was subsequently released in Fiscal 2006 based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period. See further discussion in Note 7, “Income Taxes” in Item 8— “Financial Statements and Supplementary Data.”

In the fourth quarter of Fiscal 2005, the Company recognized a non-cash asset impairment charge of $27.0 million pre-tax ($18.0 million after-tax) related to the HAK® vegetable product line which was sold in Fiscal 2006.

There were no material gains/(losses) on divested businesses or asset impairment charges in Fiscal 2007.

Other Non-recurring — American Jobs Creation Act

The AJCA provided a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During Fiscal 2006, the Company finalized plans to repatriate dividends that qualified under the AJCA. The total impact of the AJCA on tax expense for Fiscal 2006 was $17.3 million, of which $24.4 million of expense was recorded in continuing operations and $7.1 million was a benefit in discontinued operations.

The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. The following table provides a reconciliation of the Company’s reported results from continuing operations to the results excluding special items for the fiscal year ended May 3, 2006:

	Fiscal Years Ended May 3, 2006
				Income from	Per
	Net	Gross	Operating	Continuing	Share
	Sales	Profit	Income	Operations	—Diluted
	(Amounts in millions, except per share amounts)

Reported results from continuing operations	$8,643.4	$3,093.1	$1,113.6	$442.8	$1.29
Separation, downsizing and integration	—	17.4	146.7	96.6	0.28
Net loss on disposals & impairments	—	74.1	89.7	48.3	0.14
Asset impairment charges for cost and equity investments	—	—	—	105.6	0.31
American Jobs Creation Act	—	—	—	24.4	0.07

Results from continuing operations excluding special items	$8,643.4	$3,184.6	$1,350.0	$717.7	$2.10

(Note: Totals may not add due to rounding.)

Liquidity and Financial Position

In Fiscal 2006, the Company divested its European seafood business and Tegel® poultry business in New Zealand, and such divestitures were accounted for as discontinued operations. The cash flows from these discontinued operations have been combined with the operating, investing and financing cash flows from continuing operations (i.e., no separate classification of cash flows from discontinued operations) for all periods presented. The absence of the cash flows from these discontinued operations will not have a material impact on the Company’s future liquidity and capital resources.

For Fiscal 2007, cash provided by operating activities was $1,062 million, a decrease of $12.7 million from the prior year. The decrease in Fiscal 2007 versus Fiscal 2006 is primarily due to unfavorable movement in accrued liabilities largely due to the payment of accrued reorganization costs in the current year, partially offset by favorable movement in income taxes due to the timing of payments. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of seven days in Fiscal 2007 compared to Fiscal 2006, to 49 days.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of $29.6 million related to this revaluation which was paid during the third quarter of Fiscal 2007. Additionally, cash flow from operations is expected to be improved by approximately $100 million over the five to twenty year tax amortization period related to the revalued assets.

Cash used for investing activities totaled $326.2 million compared to $451.8 million last year. Capital expenditures totaled $244.6 million (2.7% of sales) compared to $230.6 million (2.5% of sales) last year. Proceeds from disposals of property, plant and equipment were $60.7 million compared to $19.4 million in the prior year. This increase includes the disposal of a number of plants during the current year. In Fiscal 2007, acquisitions, net of divestitures, used $93.1 million primarily related to the Company’s purchase of Renée’s Gourmet Foods and the purchase of the minority ownership interest in our Petrosoyuz business in Russia. Divestitures during the current year included the sale of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina. In addition, transaction costs related to the European seafood and Tegel® poultry divestitures were also paid during the current year. In Fiscal 2006, acquisitions required $1.1 billion, primarily related to the Company’s purchases of HP Foods, Nancy’s Specialty Foods, Inc., Kabobs, Inc. and Petrosoyuz. Proceeds from divestitures in Fiscal 2006, provided $856.7 million, related primarily to the sales of the European seafood and Tegel® poultry businesses, the sale of the Company’s equity investment in Hain and the sale of the HAK® vegetable product line in Northern Europe.

Cash used for financing activities totaled $620.9 million compared to $1.3 billion last year. Proceeds from short-term debt and commercial paper were $384.1 million this year compared to $298.5 million in the prior year. Net payments on long-term debt were $52.1 million in the current year compared to $497.0 million in the prior year. The prior year payments reflect the retirement of Euro-denominated long-term debt of €418 million. Cash used for the purchase of treasury stock, net of proceeds from option exercises, was $500.9 million this year compared to $681.3 million in the prior year, in line with the Company’s plans of repurchasing $1.0 billion in net shares over Fiscals 2007 and 2008. Dividend payments totaled $461.2 million, compared to $408.2 million for the same period last year, reflecting a 16.7% increase in the annual dividend rate on common stock.

In Fiscal 2003, the Company spun-off businesses to Del Monte and treated the operating results related to these businesses as discontinued operations. In Fiscals 2007, 2006 and 2005, the Company generated cash flows from the favorable settlement of tax liabilities related to these spun-off businesses. These cash flows, which represent solely cash flows from operations, have been classified separately on the Company’s Consolidated Cash Flow Statements for Fiscals 2007, 2006 and 2005 as “Cash provided by operating activities of discontinued operations spun-off to Del Monte.” There was no impact on cash flows from investing or financing activities from these spun-off businesses in these fiscal years.

On June 1, 2007, the Company announced that its Board of Directors approved an 8.6% increase in the annual dividend on common stock for Fiscal 2008 (from $1.40 to an annual indicative rate of $1.52 per share), effective with the July 2007 dividend payment. Fiscal 2008 dividends are expected to approximate $480 million. In addition, the Company anticipates spending approximately $500 million on stock repurchases, net of options exercised, during Fiscal 2008 to complete its $1 billion goal referenced above.

At May 2, 2007, the Company had total debt of $4.88 billion (including $71.2 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $652.9 million. The $469.9 million increase in total debt since prior year end is primarily the result of share repurchases and net acquisitions.

Return on average shareholders’ equity (“ROE”) is calculated by taking net income divided by average shareholders’ equity. Average shareholders’ equity is a five-point quarterly average. ROE was 37.4% in Fiscal 2007, 29.1% in Fiscal 2006 and 34.4% in Fiscal 2005. Fiscal 2007 ROE was favorably impacted by decreased average equity reflecting the adoption of SFAS No. 158 and share repurchases. Fiscal 2006 ROE was unfavorably impacted by 6.5% due to the previously discussed strategic transformation costs. ROE in Fiscal 2005 was unfavorably impacted by 4.2% related to asset impairment charges and by increased average equity reflecting fluctuations in foreign exchange translation rates.

ROIC is calculated by taking net income, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents, short-term investments and the value of interest rate swaps. ROIC was 15.8% in Fiscal 2007, 13.1% in Fiscal 2006 and 15.4% in Fiscal 2005. Fiscal 2007 ROIC was

favorably impacted by higher net income and lower average equity reflecting effective management of the asset base and the adoption of SFAS No. 158. Fiscal 2006 ROIC was unfavorably impacted by higher average debt and by 5.5 percentage points related to the previously discussed strategic transformation costs. ROIC was unfavorably impacted by 1.7% in Fiscal 2005 related to asset impairment charges.

The Company maintains a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $900 million of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.

As of May 2, 2007, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

In Fiscal 2007, cash required for reorganization costs related to workforce reductions in Fiscal 2006 was approximately $50 million. The Company achieved full year estimated savings of $45 million in Fiscal 2007 as a result of the reorganization.

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

The following table represents the contractual obligations of the Company as of May 2, 2007.

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(Amounts in thousands)

Long Term Debt(1)	$538,236	$1,521,200	$1,873,122	$3,259,179	$7,191,737
Capital Lease Obligations	10,046	19,423	54,391	33,581	117,441
Operating Leases	67,002	108,994	71,476	188,163	435,635
Purchase Obligations	1,092,699	955,771	453,787	34,394	2,536,651
Other Long Term Liabilities Recorded on the Balance Sheet	75,615	192,621	181,990	158,947	609,173

Total	$1,783,598	$2,798,009	$2,634,766	$3,674,264	$10,890,637

(1)	Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

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

Off-Balance Sheet Arrangements and Other Commitments

The Company does not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, the Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

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

The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	May 2, 2007	May 3, 2006	May 2, 2007	May 3, 2006
	(Dollars in millions)

Purpose of Hedge:
Intercompany cash flows	$1,010	$652	$(3.8)	$5.4
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	360	346	(3.2)	(1.3)
Forecasted sales and foreign currency denominated assets	136	153	8.2	(4.3)
Net investments in foreign operations	1,964	1,855	(72.9)	(42.2)

	$3,470	$3,006	$(71.7)	$(42.4)

As of May 2, 2007, the Company’s foreign currency contracts mature within two years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8 — “Financial Statements and Supplementary Data.”)

Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $4.9 billion and $4.4 billion at May 2, 2007 and May 3, 2006, respectively. The Company’s debt obligations are summarized in Note 8, “Debt” in Item 8 — “Financial Statements and Supplementary Data.”

In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of May 2, 2007, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.4 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	May 2, 2007	May 3, 2006
	(Dollars in millions)

Pay floating swaps—notional amount	$2,588.4	$2,615.4
Net unrealized gains/(losses)	$71.2	$(1.4)
Weighted average maturity (years)	8.9	10.0
Weighted average receive rate	6.37%	6.37%
Weighted average pay rate	6.35%	5.07%

The Company had interest rate contracts with a total notional amount of $107.6 million at May 2, 2007 and May 3, 2006 that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and they mature within two years from the current fiscal year-end. Net unrealized losses related to these interest rate contracts totaled $2.3 million and $4.4 million at May 2, 2007 and May 3, 2006, respectively.

Effect of Hypothetical 10% Fluctuation in Market Prices:  As of May 2, 2007, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(Dollars in
millions)

Foreign currency contracts	$329
Interest rate swap contracts	$81

However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). Among other things, SFAS No. 158 requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Company adopted the recognition and related disclosure provisions of SFAS No. 158 on May 2, 2007. As a result of this adoption, the current funded status of the Company’s defined benefit pension plans and other postretirement benefit plans is reflected in the Company’s consolidated balance sheet as of May 2, 2007. Refer to Note 2 in Item 8—“Financial Statements and Supplementary Data.”

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are required to be adopted by the Company in the first quarter of fiscal 2008. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting FIN 48 in the first quarter of Fiscal 2008.

Discussion of Significant Accounting Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Marketing Costs—Trade promotions are an important component of the sales and marketing of the Company’s products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company’s results of operations depending on how actual results of the programs compare to original estimates.

We offer coupons to consumers in the normal course of our business. Expenses associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly and quarterly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if actual redemption rates vary from estimated redemption rates.

Investments and Long-lived Assets, including Property, Plant and Equipment—Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as market devaluation and inflation which are developed in connection with the Company’s longer-term strategic planning. As each is management’s best estimate on then available information, resulting estimates may differ from actual cash flows.

Goodwill and Indefinite Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at the reporting unit level. The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company’s longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company’s control.

Retirement Benefits—The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and obligations related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants use best estimate assumptions for withdrawal and mortality rates to estimate benefit expense. The financial and actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.

The Company recognized pension expense of $31.6 million, $77.1 million and $65.6 million for fiscal years 2007, 2006 and 2005 respectively, which reflected expected return on plan assets of $198.5 million, $169.0 million and $168.4 million, respectively. The Company contributed $62.5 million in Fiscal 2007 compared to $64.6 million in Fiscal 2006 and $39.9 million in Fiscal 2005. The Company expects to contribute approximately $55 million to its pension plans in Fiscal 2008.

One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended May 2, 2007, May 3, 2006 and April 27, 2005. For purposes of calculating Fiscal 2008 expense, the weighted average rate of return will remain at approximately 8.2%.

Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country that the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching to the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending May 2, 2007 increased slightly to 5.5% from 5.3% as of May 3, 2006.

Deferred gains and losses result from actual experience different from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $633.5 million at May 2, 2007. During 2007, the deferred loss amount was positively impacted by an increase in the average discount rate offset partially by actual asset returns less than expected. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 11 years.

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at May 2, 2007 was determined using an average initial health care trend rate of 8.7% which gradually decreases to an average ultimate rate of 4.9% in 2015. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $1.6 million and increase the benefit obligation by $17.7 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1.4 million and decrease the benefit obligation by $15.9 million.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our Fiscal 2007 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(332.2)	$384.8
Discount rate used in determining net pension expense	$(27.7)	$30.8
Long-term rate of return on assets used in determining net pension expense	$(27.3)	$27.3
Other benefits
Discount rate used in determining projected benefit obligation	$(21.6)	$21.9
Discount rate used in determining net benefit expense	$(2.8)	$3.2

Income Taxes—The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating its tax positions. The Company establishes reserves when it becomes probable that a tax return position that it considers supportable may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to the Company’s annual tax rate in the year of resolution. The Company’s tax reserves are presented in the balance sheet principally within accrued income taxes.

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

The impact of inflation on both the Company’s financial position and results of operations is not expected to adversely affect Fiscal 2008 results. The Company’s financial position continues to remain strong, enabling it to meet cash requirements for operations, including anticipated additional pension plan contributions, capital expansion programs and dividends to shareholders.

Stock Market Information

H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2007 approximated 39,000. The closing price of the common stock on The New York Stock Exchange composite listing on May 2, 2007 was $46.61.

Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low

2007
First	$44.15	$39.62
Second	42.65	40.33
Third	47.16	41.78
Fourth	48.73	44.28
2006
First	$37.87	$34.87
Second	37.42	34.01
Third	35.97	33.42
Fourth	42.79	33.48

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 26.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 2, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  William R. Johnson
Chairman, President and
Chief Executive Officer

/s/  Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer

June 21, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
H. J. Heinz Company:

We have completed integrated audits of H. J. Heinz Company’s consolidated financial statements and of its internal control over financial reporting as of May 2, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at May 2, 2007 and May 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective May 4, 2006 and as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective May 2, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 2, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 2, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
June 21, 2007

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	May 2, 2007	May 3, 2006	April 27, 2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)

Sales	$9,001,630	$8,643,438	$8,103,456
Cost of products sold	5,608,730	5,550,364	5,069,926

Gross profit	3,392,900	3,093,074	3,033,530
Selling, general and administrative expenses	1,946,185	1,979,462	1,752,058

Operating income	1,446,715	1,113,612	1,281,472
Interest income	41,869	33,190	26,939
Interest expense	333,270	316,296	232,088
Asset impairment charges for cost and equity investments	—	110,994	73,842
Other expense, net	30,915	26,051	14,966

Income from continuing operations before income taxes	1,124,399	693,461	987,515
Provision for income taxes	332,797	250,700	299,511

Income from continuing operations	791,602	442,761	688,004
(Loss)/income from discontinued operations, net of tax	(5,856)	202,842	64,695

Net income	$785,746	$645,603	$752,699

Income/(Loss) Per Common Share:
Diluted
Continuing operations	$2.38	$1.29	$1.95
Discontinued operations	(0.02)	0.59	0.18

Net Income	$2.36	$1.89	$2.13

Average common shares outstanding—Diluted	332,468	342,121	353,450

Basic
Continuing operations	$2.41	$1.31	$1.97
Discontinued operations	(0.02)	0.60	0.18

Net Income	$2.39	$1.90	$2.15

Average common shares outstanding—Basic	328,625	339,102	350,042

Cash dividends per share	$1.40	$1.20	$1.14

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	May 2,	May 3,
	2007	2006
	(Dollars in thousands)

Assets
Current assets:
Cash and cash equivalents	$652,896	$445,427
Receivables (net of allowances: 2007—$14,706 and 2006 — $16,988)	996,852	1,002,125
Inventories:
Finished goods and work-in-process	943,449	817,037
Packing material and ingredients	254,508	256,645

Total inventories	1,197,957	1,073,682
Prepaid expenses	132,561	139,714
Other current assets	38,736	42,987

Total current assets	3,019,002	2,703,935

Property, plant and equipment:
Land	51,950	55,167
Buildings and leasehold improvements	788,053	762,735
Equipment, furniture and other	3,214,860	2,946,574

	4,054,863	3,764,476
Less accumulated depreciation	2,056,710	1,863,919

Total property, plant and equipment, net	1,998,153	1,900,557

Other non-current assets:
Goodwill	2,834,639	2,822,567
Trademarks, net	892,749	776,857
Other intangibles, net	412,484	269,564
Other non-current assets	875,999	1,264,287

Total other non-current assets	5,015,871	5,133,275

Total assets	$10,033,026	$9,737,767

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	May 2,	May 3,
	2007	2006
	(Dollars in thousands)

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$165,054	$54,052
Portion of long-term debt due within one year	303,189	917
Accounts payable	1,181,078	1,035,084
Salaries and wages	85,818	84,815
Accrued marketing	262,217	216,267
Other accrued liabilities	414,130	476,683
Income taxes	93,620	150,413

Total current liabilities	2,505,106	2,018,231

Long-term debt and other liabilities:
Long-term debt	4,413,641	4,357,013
Deferred income taxes	463,666	518,724
Non-pension postretirement benefits	253,117	207,840
Minority interest	98,309	120,152
Other liabilities	457,504	466,984

Total long-term debt and other liabilities	5,686,237	5,670,713

Shareholders’ equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value*	77	82
Common stock, 431,096,486 shares issued, $0.25 par value	107,774	107,774

	107,851	107,856
Additional capital	580,606	502,235
Retained earnings	5,778,617	5,454,108

	6,467,074	6,064,199
Less:
Treasury shares, at cost (109,317,154 shares at May 2, 2007 and 100,339,405 shares at May 3, 2006)	4,406,126	3,852,220
Unearned compensation	—	32,773
Accumulated other comprehensive loss	219,265	130,383

Total shareholders’ equity	1,841,683	2,048,823

Total liabilities and shareholders’ equity	$10,033,026	$9,737,767

*	The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of May 2, 2007, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	May 2, 2007		May 3, 2006		April 27, 2005
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

PREFERRED STOCK
Balance at beginning of year	8	$82	9	$83	10	$94
Conversion of preferred into common stock	—	(5)	(1)	(1)	(1)	(11)

Balance at end of year	8	77	8	82	9	83

Authorized shares- May 2, 2007	8

COMMON STOCK
Balance at beginning of year	431,096	107,774	431,096	107,774	431,096	107,774

Balance at end of year	431,096	107,774	431,096	107,774	431,096	107,774

Authorized shares- May 2, 2007	600,000

ADDITIONAL CAPITAL
Balance at beginning of year		502,235		430,073		403,043
Conversion of preferred into common stock		(191)		(32)		(350)
Stock options exercised, net of shares tendered for payment		79,735 †		46,861 †		27,030 †
Stock option expense		11,987		—		—
Restricted stock unit activity		16,000		21,958		(7,051)
Transfer of unearned compensation balance per SFAS No. 123R		(32,773)		—		—
Other, net*		3,613		3,375		7,401

Balance at end of year		580,606		502,235		430,073

RETAINED EARNINGS
Balance at beginning of year		5,454,108		5,210,748		4,856,918
Net income		785,746		645,603		752,699
Cash dividends:
Preferred (per share $1.70 per share in 2007, 2006 and 2005)		(13)		(14)		(15)
Common (per share $1.40, $1.20, and $1.14 in 2007, 2006, and 2005 respectively)		(461,224)		(408,137)		(398,854)
Other, net*		—		5,908		—

Balance at end of year		5,778,617		5,454,108		5,210,748

TREASURY STOCK
Balance at beginning of year	(100,339)	(3,852,220)	(83,419)	(3,140,586)	(79,139)	(2,927,839)
Shares reacquired	(16,651)	(760,686)	(21,925)	(823,370)	(7,825)	(291,348)
Conversion of preferred into common stock	7	195	1	33	16	361
Stock options exercised, net of shares tendered for payment	7,265	195,117	4,575	101,945	2,845	62,669
Restricted stock unit activity	96	2,438	58	1,303	251	5,724
Other, net*	305	9,030	371	8,455	433	9,847

Balance at end of year	(109,317)	(4,406,126)	(100,339)	(3,852,220)	(83,419)	(3,140,586)

UNEARNED COMPENSATION
Balance at beginning of year		(32,773)		(31,141)		(32,275)
Restricted stock unit activity		—		(2,195)		2,123
Transfer of balance to additional capital per SFAS No. 123R		32,773		—		—
Other, net*		—		563		(989)

Balance at end of year		—		(32,773)		(31,141)

OTHER COMPREHENSIVE INCOME/(LOSS)
Balance at beginning of year		(130,383)		25,622		(513,526)
Minimum pension liability (net of $4,167 tax expense, $3,306 tax benefit, and $116,117 tax expense in 2007, 2006 and 2005 respectively)		8,041		(8,583)		273,934
Unrealized translation adjustments (net of $29,635 tax benefit, $11,912 tax benefit, and $32,768 tax expense in 2007, 2006 and 2005 respectively)		293,673		(147,746)		263,585
Net change in fair value of cash flow hedges (net of $4,423 tax expense in 2007)		(3,401)		8,236		23,754
Net hedging losses/(gains) reclassified into earnings (net of $6,163 tax benefit, $5,915 tax expense, and $14,556 tax expense in 2007, 2006 and 2005 respectively)		11,239		(7,912)		(22,125)

Net other comprehensive income adjustments		309,552		(156,005)		539,148

Initial adoption of SFAS No. 158, net of $182,530 tax benefit		(398,434)		—		—

Balance at end of year		(219,265)††		(130,383)		25,622

TOTAL SHAREHOLDERS’ EQUITY		$1,841,683		$2,048,823		$2,602,573

COMPREHENSIVE INCOME
Net income		$785,746		$645,603		$752,699
Net other comprehensive income adjustments		309,552		(156,005)		539,148

TOTAL COMPREHENSIVE INCOME		$1,095,298		$489,598		$1,291,847

*	Includes activity of the Global Stock Purchase Plan. Retained Earnings in Fiscal 2006 reflects the final settlement associated with businesses spun-off to Del Monte in Fiscal 2003.

†	Includes income tax benefit resulting from exercised stock options.

††	Comprised of unrealized translation adjustment of $248,138, minimum pension liability of $(72,183), deferred net gains on derivative financial instruments $3,214, and initial adoption of SFAS No. 158 $(398,434).

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2007	2006	2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Dollars in thousands)

Operating activities:
Net income	$785,746	$645,603	$752,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	233,374	227,454	227,187
Amortization	32,823	36,384	25,265
Deferred tax provision/(benefit)	52,244	(57,693)	53,857
(Gains)/losses on disposals and impairment charges	(1,391)	48,023	100,818
Other items, net	11,066	39,066	43,989
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	10,987	115,583	45,851
Inventories	(82,534)	(47,401)	(25,315)
Prepaid expenses and other current assets	14,208	13,555	2,633
Accounts payable	56,524	56,545	8,140
Accrued liabilities	(4,489)	57,353	25,077
Income taxes	(46,270)	(59,511)	(99,408)

Cash provided by operating activities	1,062,288	1,074,961	1,160,793

Investing activities:
Capital expenditures	(244,562)	(230,577)	(240,671)
Proceeds from disposals of property, plant and equipment	60,661	19,373	22,252
Acquisitions, net of cash acquired	(88,996)	(1,100,436)	(126,549)
Net (payments)/proceeds related to divestitures	(4,144)	856,729	51,150
Purchases of short-term investments	—	—	(293,475)
Sales of short-term investments	—	—	333,475
Other items, net	(49,203)	3,094	(10,236)

Cash used for investing activities	(326,244)	(451,817)	(264,054)

Financing activities:
Payments on long-term debt	(52,069)	(727,772)	(480,471)
Proceeds from long-term debt	—	230,790	—
Net proceeds from commercial paper and short-term debt	384,055	298,525	26,468
Dividends	(461,237)	(408,151)	(398,869)
Purchase of treasury stock	(760,686)	(823,370)	(291,348)
Exercise of stock options	259,816	142,046	79,383
Other items, net	9,212	18,507	13,952

Cash used for financing activities	(620,909)	(1,269,425)	(1,050,885)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	33,511	13,312	28,196
Effect of exchange rate changes on cash and cash equivalents	58,823	(5,353)	69,660

Net increase/(decrease) in cash and cash equivalents	207,469	(638,322)	(56,290)
Cash and cash equivalents at beginning of year	445,427	1,083,749	1,140,039

Cash and cash equivalents at end of year	$652,896	$445,427	$1,083,749

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:

H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended May 2, 2007, May 3, 2006 and April 27, 2005.

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

As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write down the Zimbabwe investment related to management’s determination that this investment was not a core business and, as a consequence, the Company would explore strategic options to exit this business. The Company is still exploring such options. Management’s determination was based on an evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, instability in the local currency and the uncertainty regarding the ability to source raw material in the future.

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

Stock-Based Employee Compensation Plans:

Prior to May 4, 2006, the Company accounted for its stock-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic-value method prescribed by APB 25, compensation cost for stock options was measured at the grant date as the excess, if any, of the quoted market price of the Company’s stock over the exercise price of the options. Generally employee stock options were granted at or above the grant date market price, therefore, no compensation cost was recognized for stock option grants in prior periods; however, stock-based compensation was included as a pro-forma disclosure in the Notes to Consolidated Financial Statements. Compensation cost for restricted stock units was determined as the fair value of the Company’s stock at the grant date and was amortized over the vesting period and recognized as a component of general and administrative expenses.

Effective May 4, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Income based on their fair values. Determining the fair value of share-based awards at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Judgment is also required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Had compensation cost for the Company’s stock option plan been determined in the prior years based on the fair-value based method for all awards, the pro forma income and earnings per share from continuing operations amounts would have been as follows:

	Fiscal Year Ended
	May 3,	April 27,
	2006	2005
	(53 Weeks)	(52 Weeks)
	(In thousands,
	except per share amounts)

Income from continuing operations:
As reported	$442,761	$688,004
Fair value-based expense, net of tax	12,333	17,846

Pro forma	$430,428	$670,158

Income per common share from continuing operations:
Diluted
As reported	$1.29	$1.95
Pro forma	$1.26	$1.90
Basic
As reported	$1.31	$1.97
Pro forma	$1.27	$1.91

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

The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in receivables or accounts payable and the long-term portion is presented as a component of other non-current assets or other liabilities, based on the instrument’s fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities as a component of other items, net. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities as a component of other items, net.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

amendment of FASB Statements No. 87, 88, 106 and 132(R). Among other things, SFAS No. 158 requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The following table reflects the effects of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of May 2, 2007. See the related footnote disclosures in Notes 11 and 12.

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(Dollars in thousands)

Total other non-current assets	$5,521,506	$(505,635)	$5,015,871
Total assets	$10,538,661	$(505,635)	$10,033,026
Total current liabilities	$2,494,871	$10,235	$2,505,106
Deferred income taxes	$646,196	$(182,530)	$463,666
Other liabilities	$392,410	$65,094	$457,504
Total long-term debt and other liabilities	$5,803,673	$(117,436)	$5,686,237
Accumulated other comprehensive income/(loss)	$179,169	$(398,434)	$(219,265)
Total shareholders’ equity	$2,240,117	$(398,434)	$1,841,683
Total liabilities and shareholders’ equity	$10,538,661	$(505,635)	$10,033,026

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. The provisions of FIN 48 are required to be adopted by the Company in the first quarter of fiscal 2008. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting FIN 48 in the first quarter of Fiscal 2008.

3.	Discontinued Operations

During fiscal years 2003 through 2006, the Company focused on exiting non-strategic business operations. Certain of these businesses which were sold are accounted for as discontinued operations.

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the year ended May 2, 2007,

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

primarily resulting from purchase price adjustments pursuant to the transaction agreements. These discontinued operations generated sales of $688.0 million (partial year) and $808.8 million and net income of $169.1 million (net of $90.2 million in tax expense) and $47.8 million (net of $23.3 million in tax expense) for the years ended May 3, 2006 and April 27, 2005, respectively.

In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $33.7 million and $16.9 million for the years ended May 3, 2006 and April 27, 2005, respectively.

4.	Fiscal 2006 Transformation Costs

In executing its strategic transformation during Fiscal 2006, the Company incurred the following associated costs. These costs were directly linked to the Company’s transformation strategy.

Reorganization Costs:

In Fiscal 2006, the Company recorded pretax integration and reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $124.7 million ($80.3 million after tax). Additionally, pretax costs of $22.0 million ($16.3 million after tax) were incurred in Fiscal 2006, primarily as a result of the strategic reviews related to the portfolio realignment.

The total impact of these initiatives on continuing operations in Fiscal 2006 was $146.7 million pre-tax ($96.6 million after-tax), of which $17.4 million was recorded as costs of products sold and $129.3 million in selling, general and administrative expenses (“SG&A”). In addition, $10.5 million was recorded in discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $51.6 million at May 3, 2006, all of which was paid during Fiscal 2007.

Other Divestitures/Impairment Charges:

The following gains/(losses) or non-cash asset impairment charges were recorded in continuing operations during Fiscal 2006:

Business or Product Line	Segment	Pre-Tax	After-Tax
		(In millions)

Loss on sale of Seafood business in Israel	Rest of World	$(15.9)	$(15.9)
Impairment charge on Portion Pac Bulk product line	U.S. Foodservice	(21.5)	(13.3)
Impairment charge on U.K. Frozen and Chilled product lines	Europe	(15.2)	(15.2)
Impairment charge on European production assets	Europe	(18.7)	(18.7)
Impairment charge on Noodle product line in Indonesia	Asia/Pacific	(15.8)	(8.5)
Impairment charge on investment in Zimbabwe business	Rest of World	(111.0)	(105.6)
Other	Various	(1.5)	0.5

Total		$(199.6)	$(176.7)

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

There were no material gains/(losses) on divested businesses or asset impairment charges in Fiscal 2007.

Other Non-recurring—American Jobs Creation Act:

The American Jobs Creation Act (“AJCA”) provided a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During Fiscal 2006, the Company finalized plans to repatriate dividends that qualified under the AJCA. The total impact of the AJCA on tax expense for Fiscal 2006 was $17.3 million, of which $24.4 million of expense was recorded in continuing operations and $7.1 million was a benefit in discontinued operations.

5.	Acquisitions

During Fiscal 2007, the Company acquired Renée’s Gourmet Foods, a Canadian manufacturer of premium chilled salad dressings, sauces, dips, marinades and mayonnaise, for approximately $68.1 million. In addition, during Fiscal 2007, the Company acquired the remaining interest in its Petrosoyuz joint venture for approximately $15.0 million. The Company also made payments during Fiscal 2007 related to acquisitions completed in prior fiscal years, none of which were significant.

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

•	On April 28, 2005, the Company acquired a controlling interest in Petrosoyuz, a leading Russian maker of ketchup, condiments and sauces. Petrosoyuz’s business includes brands such as Pikador®, Derevenskoye®, Mechta Hoziajki® and Moya Sem’ya®.

•	In July 2005, the Company acquired Nancy’s Specialty Foods, Inc., which produces premium appetizers, quiche entrees and desserts in the United States and Canada.

•	In March 2006, the Company acquired Kabobs, Inc., which produces premium hors d’oeuvres in the United States.

In addition, the Company made payments during Fiscal 2006 related to acquisitions completed in prior fiscal years, none of which were significant.

The Company made several acquisitions in Fiscal 2005 for a total purchase price of $132.1 million, none of which were individually significant. The acquisitions included Shanghai LongFong Foods, a maker of frozen Chinese snacks and desserts, Appetizers And, Inc., a manufacturer and marketer of high quality, frozen hors d’oeuvres sold primarily to the U.S. foodservice industry, and certain assets from ABAL, S.A. de C.V., a Mexican foodservice company.

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

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the fiscal year ended May 2, 2007, by reportable segment, are as follows:

	North
	American				Rest
	Consumer	U.S.		Asia/	of
	Products	Foodservice	Europe	Pacific	World	Total
	(Thousands of dollars)

Balance at May 3, 2006	$1,067,727	$278,039	$1,265,469	$195,206	$16,126	$2,822,567
Acquisitions	35,694	—	1,209	414	—	37,317
Purchase accounting adjustments	(21,706)	(15,216)	(103,144)	—	633	(139,433)
Disposals	—	—	(229)	(2,234)	—	(2,463)
Translation adjustments	(42)	—	96,209	21,578	(1,094)	116,651

Balance at May 2, 2007	$1,081,673	$262,823	$1,259,514	$214,964	$15,665	$2,834,639

The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During Fiscal 2007 the Company acquired Renée’s Gourmet Foods and the remaining interest in its Petrosoyuz joint venture. Also during Fiscal 2007, the Company finalized the purchase price allocations for the acquisitions of HP Foods, Nancy’s Specialty Foods, Kabobs, Inc., and Renée’s Gourmet Foods, resulting in adjustments primarily between goodwill, trademarks, other intangible assets, and deferred income taxes.

Trademarks and other intangible assets at May 2, 2007 and May 3, 2006, subject to amortization expense, are as follows:

	May 2, 2007			May 3, 2006
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of dollars)

Trademarks	$196,703	$(63,110)	$133,593	$197,957	$(61,279)	$136,678
Licenses	208,186	(135,349)	72,837	208,186	(129,630)	78,556
Recipes/processes	64,315	(15,779)	48,536	95,456	(14,079)	81,377
Customer related assets	152,668	(19,183)	133,485	105,510	(11,507)	94,003
Other	70,386	(56,344)	14,042	70,832	(55,204)	15,628

	$692,258	$(289,765)	$402,493	$677,941	$(271,699)	$406,242

Amortization expense for trademarks and other intangible assets subject to amortization was $25.7 million, $27.6 million and $18.0 million for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter of Fiscal 2007. Based upon the amortizable intangible assets recorded on the balance sheet as of May 2, 2007, amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

Intangible assets not subject to amortization at May 2, 2007 totaled $902.7 million and consisted of $759.2 million of trademarks, $126.6 million of recipes/processes, and $16.9 million of licenses. Intangibles assets not subject to amortization at May 3, 2006 totaled $640.2 million, and consisted solely of trademarks.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2007	2006	2005
	(Dollars in thousands)

Current:
U.S. federal	$89,020	$71,533	$68,905
State	9,878	14,944	9,128
Foreign	181,655	225,498	169,629

	280,553	311,975	247,662

Deferred:
U.S. federal	104,113	(54,957)	45,020
State	5,444	3,015	3,144
Foreign	(57,313)	(9,333)	3,685

	52,244	(61,275)	51,849

Provision for income taxes	$332,797	$250,700	$299,511

Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $15.5 million in Fiscal 2007, $6.7 million in Fiscal 2006 and $10.5 million in Fiscal 2005.

The components of income from continuing operations before income taxes consist of the following:

	2007	2006	2005
	(Dollars in thousands)

Domestic	$293,580	$87,409	$385,926
Foreign	830,819	606,052	601,589

From continuing operations	$1,124,399	$693,461	$987,515

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2007	2006	2005

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(5.4)	(3.6)	(5.3)
State income taxes (net of federal benefit)	1.0	1.8	0.9
Earnings repatriation	9.6	4.3	(0.5)
Reduction of tax reserves for statute of limitations expiration	(5.9)	—	—
Effects of revaluation of tax basis of foreign assets	(4.6)	(2.3)	(2.6)
Other	(0.1)	1.0	2.8

Effective tax rate	29.6%	36.2%	30.3%

The decrease in the effective tax rate in Fiscal 2007 is primarily the result of an increase in benefits associated with tax planning, a reduction in foreign tax reserves, a prior year write-off of investment in affiliates for which no tax benefit could be recognized, a decrease in costs associated with tax audit settlements and decreases to foreign statutory tax rates, partially offset by increased costs of repatriation and changes in valuation allowances. The Fiscal 2006 effective tax rate was

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unfavorably impacted by increased costs of repatriation including the effects of the AJCA, a reduction in tax benefits associated with tax planning, increased costs associated with audit settlements and the write-off of investment in affiliates for which no tax benefit could be recognized, partially offset by the reversal of valuation allowances, the benefit of increased profits in lower tax rate jurisdictions and a reduction in tax reserves. The Fiscal 2005 effective tax rate was favorably impacted by changes to the capital structure in certain foreign subsidiaries, tax credits resulting from tax planning associated with a change in certain foreign tax legislation, reduction of the charge associated with remittance of foreign dividends and the settlement of tax audits, partially offset by impairment charges for Hain, an e-commerce business venture, and other operating losses for which no tax benefit can currently be recorded.

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of May 2, 2007 and May 3, 2006.

	2007	2006
	(Dollars in thousands)

Depreciation/amortization	$634,192	$582,543
Benefit plans	43,632	155,052
Other	39,377	47,314

Deferred tax liabilities	717,201	784,909

Operating loss carryforwards	(41,210)	(70,192)
Benefit plans	(198,011)	(140,810)
Depreciation/amortization	(53,722)	(821)
Tax credit carryforwards	(851)	(54,897)
Other	(72,593)	(92,471)

Deferred tax assets	(366,387)	(359,191)

Valuation allowance	44,935	30,950

Net deferred tax liabilities	$395,749	$456,668

The Company also has foreign deferred tax assets and valuation allowances of $143.6 million each, related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

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

The net change in the Fiscal 2007 valuation allowance shown above is an increase of $14.0 million. The increase was primarily due to the recording of additional valuation allowance for state and foreign loss carryforwards that are not expected to be utilized prior to their expiration date. The net change in the Fiscal 2006 valuation allowance shown above is a decrease of $39.3 million. The decrease was primarily due to the reversal of valuation allowances of $27.3 million in continuing

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on the cost and equity investments discussed above. The net change in the Fiscal 2005 valuation allowance was an increase of $50.6 million. The increase was primarily due to increases in the valuation allowance related to additional deferred tax assets for loss carryforwards of $43.8 million.

At the end of Fiscal 2007, foreign operating loss carryforwards totaled $119.5 million. Of that amount, $46.1 million expire between 2008 and 2017; the other $73.4 million do not expire. Deferred tax assets of $11.5 million have been recorded for state operating loss carryforwards. These losses expire between 2008 and 2027.

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $3.1 billion at May 2, 2007.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign tax liability of $29.6 million related to this revaluation which was paid during the third quarter of Fiscal 2007. This revaluation is expected to benefit cash flow from operations by approximately $100 million over the five to twenty year tax amortization period.

On May 24, 2007, the U.S. Court of Claims ruled against the Company in a case in which the Company was seeking a refund of $42.6 million of federal income tax plus interest. The refund claim arose from a transaction in Fiscal 1995. Because the refund claim was fully reserved, the adverse decision will have no impact on the Company’s financial results. The Company is evaluating the decision of the Court in order to determine if an appeal will be filed.

8.	Debt

Short-term debt consisted of bank debt and other borrowings of $165.1 million and $54.1 million as of May 2, 2007 and May 3, 2006, respectively. The weighted average interest rate was 5.4% and 5.2% for Fiscal 2007 and Fiscal 2006, respectively.

The Company maintains a $2 billion credit agreement that expires in 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. In addition, the Company has $911 million of foreign lines of credit available at May 2, 2007.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of May 2, 2007 and May 3, 2006:

	2007	2006
	(Dollars in thousands)

Commercial Paper (variable rate)	$673,604	$408,070
6.00% U.S. Dollar Notes due March 2008	299,824	299,619
6.226% Heinz Finance Preferred Stock due July 2008	325,000	325,000
6.625% U.S. Dollar Notes due July 2011	749,563	749,457
6.00% U.S. Dollar Notes due March 2012	632,201	631,732
U.S. Dollar Remarketable Securities due November 2020	800,000	800,000
6.375% U.S. Dollar Debentures due July 2028	229,842	232,656
6.25% British Pound Notes due February 2030	247,089	228,848
6.75% U.S. Dollar Notes due March 2032	449,779	472,923
Canadian Dollar Credit Agreement due October 2010	157,842	180,636
Other U.S. Dollar due June 2011—November 2034 (3.00—7.98%)	59,216	9,713
Other Non-U.S. Dollar due March 2022 (weighted average rate of 11.00%)	21,675	20,705

	4,645,635	4,359,359
SFAS No. 133 Hedge Accounting Adjustments (See Note 13)	71,195	(1,429)
Less portion due within one year	(303,189)	(917)

Total long-term debt	$4,413,641	$4,357,013

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	6.14%	5.25%

During Fiscal 2007, the Company executed open market debt repurchases that reduced the notional amounts of its 6.375% notes due 2028 by $3.2 million and its 6.75% notes due 2032 by $23.3 million and terminated the corresponding interest rate swaps.

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

The fair value of the debt obligations approximated the recorded value as of May 2, 2007 and May 3, 2006. Annual maturities of long-term debt during the next five fiscal years are $303.2 million in 2008, $328.0 million in 2009, $676.7 million in 2010, $161.0 million in 2011 and $1,424.0 million in 2012.

As of May 2, 2007, the Company had $800 million of remarketable securities due December 2020. On December 1, 2005, the Company remarketed the $800 million remarketable securities at a coupon of 6.428% and amended the terms of the securities so that the securities will be remarketed every third year rather than annually. The next remarketing is scheduled for December 1, 2008. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest.

The adoption of SFAS No. 150 required the classification of Heinz Finance’s 3,250 mandatorily redeemable preferred shares to change prospectively from minority interest to long-term debt. Each

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

share of preferred stock is entitled to annual cash dividends at a rate of 6.226% or $6,226 per share. On July 15, 2008, each share will be redeemed for $100,000 in cash for a total redemption price of $325 million.

9.	Supplemental Cash Flows Information

	2007	2006	2005
	(Dollars in thousands)

Cash Paid During the Year For:
Interest	$268,781	$292,285	$226,928

Income taxes	$283,431	$326,370	$381,443

Details of Acquisitions:
Fair value of assets	$108,438	$1,296,379	$187,108
Liabilities*	19,442	192,486	48,179

Cash paid	88,996	1,103,893	138,929
Less cash acquired	—	3,457	12,380

Net cash paid for acquisitions	$88,996	$1,100,436	$126,549

*	Includes obligations to sellers of $2.0 million, $5.7 million and $5.5 million in 2007, 2006 and 2005, respectively.

A capital lease obligation of $51.0 million was incurred when the Company entered into a lease for equipment during the first quarter of Fiscal 2007. This equipment was previously under an operating lease. This non-cash transaction has been excluded from the consolidated statement of cash flows for the year ended May 2, 2007.

10.	Employees’ Stock Incentive Plans and Management Incentive Plans

As of May 2, 2007, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $32.0 million and $11.1 million for the fiscal year ended May 2, 2007, respectively. Fiscal 2007 includes an incremental $16.4 million of compensation costs ($10.4 million after-tax or $0.03 impact on both basic and diluted earnings per share) related to SFAS 123R.

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

Stock Options:

On May 4, 2006, the Company adopted SFAS 123R and began recognizing the cost of all employee stock options on a straight-line basis over their respective requisite service periods (generally equal to

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

an award’s vesting period), net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, Fiscal 2007 results include stock-based compensation expense related to stock options granted on or prior to, but not vested as of, May 3, 2006, based on the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of SFAS 123. All stock-based payments granted subsequent to May 3, 2006, will be expensed based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. All stock-based compensation expense is recognized as a component of general and administrative expenses. Results for prior periods have not been restated.

SFAS 123R also requires the attribution of compensation expense based on the concept of “requisite service period.” For awards with vesting provisions tied to retirement status (i.e., non-substantive vesting provisions,) compensation cost is recognized from the date of grant to the earlier of the vesting date or the date of retirement-eligibility. The use of the non-substantive vesting approach does not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Had the Company previously applied the accelerated method of expense recognition, the impact would have been immaterial to the fiscal years ended May 3, 2006 and April 27, 2005.

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

The Company previously presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the condensed consolidated statements of cash flows. Upon adoption of SFAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the fiscal year ended, May 2, 2007, $10.4 million of cash tax benefits was reported as an operating cash inflow and $4.6 million of excess tax benefits as a financing cash inflow.

As of May 2, 2007, 12,967 shares remained available for issuance under the 2000 Plan. During the fiscal year ended May 2, 2007, 28,921 shares were forfeited and returned to the plan. During the fiscal year ended May 2, 2007, 221,597 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at May 2, 2007 is as follows:

2003 Plan
(Amounts in
thousands)

Number of shares authorized	18,869
Number of stock option shares issued	(2,008)
Number of stock option shares forfeited and returned to the plan	113
Number of restricted stock units and restricted stock issued	(2,905)

Shares available for grant as stock options	14,069

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the second quarter of Fiscal 2007, the Company granted 894,930 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005 as computed using the Black-Scholes pricing model was $6.69, $6.66 and $9.33, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2007	2006	2005

Dividend yield	3.3%	3.2%	3.0%
Expected Volatility	17.9%	22.0%	25.4%
Expected term (years)	5.0	5.0	7.9
Risk-free interest rate	4.7%	4.0%	4.4%

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

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Options	(per share)	Intrinsic Value
	(Amounts in thousands, except per share data)

Options outstanding at April 28, 2004	37,485	$37.49	$1,405,163
Options granted	1,587	37.04	58,779
Options exercised	(2,845)	27.77	(79,008)
Options forfeited and returned to the plan	(763)	36.54	(27,863)

Options outstanding at April 27, 2005	35,464	38.27	1,357,071
Options granted	1,165	37.01	43,126
Options exercised	(4,575)	30.66	(140,266)
Options forfeited and returned to the plan	(539)	38.06	(20,505)

Options outstanding at May 3, 2006	31,515	39.33	1,239,426
Options granted	895	41.92	37,515
Options exercised	(7,266)	35.77	(259,860)
Options forfeited and returned to the plan	(347)	44.60	(15,481)

Options outstanding at May 2, 2007	24,797	$40.39	$1,001,600

Options vested and exercisable at April 27, 2005	24,161	$38.56	$931,625
Options vested and exercisable at May 3, 2006	25,545	$39.29	$1,003,646
Options vested and exercisable at May 2, 2007	21,309	$40.88	$871,095

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes information about shares under option in the respective exercise price ranges at May 2, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Remaining		Remaining	Weighted-
Range of Exercise	Number	Life	Exercise Price	Number	Life	Average
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Exercise Price
	(Options in thousands)

$29.18-$35.61	8,470	5.0	$33.30	7,418	4.9	$33.20
$35.62-$44.77	10,511	4.1	40.53	8,075	3.6	41.03
$44.78-$54.00	5,816	1.1	50.47	5,816	1.1	50.47

	24,797	3.7	$40.39	21,309	3.3	$40.88

The Company received proceeds of $259.8 million, $142.0 million and $79.4 million from the exercise of stock options during the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005, respectively. The tax benefit recognized as a result of stock option exercises was $15.2 million, $6.7 million and $7.8 million for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005, respectively.

A summary of the status of the Company’s unvested stock options is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in thousands, except per share data)

Unvested options at May 3, 2006	5,970	$7.72
Options granted	895	6.69
Options vested	(3,362)	8.21
Options forfeited and returned to the plan	(15)	7.14

Unvested options at May 2, 2007	3,488	6.98

As of May 2, 2007 there was $8.8 million of unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units and Restricted Shares:

The 2003 Plan authorizes up to 9.4 million shares for issuance as restricted stock units (“RSUs”) or restricted stock with vesting periods from the first to the fifth anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs are converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. Restricted stock is reserved in the recipients’ name at the grant date and issued upon vesting. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award.

Total compensation expense relating to RSUs and restricted stock was $18.7 million, $21.5 million and $15.9 million for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005, respectively. Unrecognized compensation cost in connection with these grants totaled $28.4 million, $32.8 million and $31.1 million at May 2, 2007, May 3, 2006 and April 27, 2005, respectively. The cost is expected to be recognized over a weighted-average period of 2.5 years. The unearned compensation

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

balance of $32.8 million as of May 4, 2006 related to RSUs and restricted stock awards was reclassified into additional paid-in-capital upon adoption of SFAS 123R.

A summary of the Company’s RSU and restricted stock awards at May 2, 2007 is as follows:

2003 Plan
(Amounts in thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(3,357)
Number of shares forfeited and returned to the plan	453

Shares available for grant	6,536

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

		Weighted Average
		Grant Date
		Fair Value
	Number of Units	(Per Share)
	(Amounts in thousands,
	except per share data)

Unvested units and stock at May 3, 2006	1,813	$35.48
Units and stock granted	364	41.88
Units and stock vested	(131)	36.12
Units and stock forfeited and returned to the plan	(21)	37.13

Unvested units and stock at May 2, 2007	2,025	36.57

Grants of restricted stock and RSUs were 708,180 and 415,738 for the fiscal years ended May 3, 2006 and April 27, 2005, respectively. Restricted stock and RSUs that vested during the fiscal years ended May 3, 2006 and April 27, 2005 were 70,775 and 392,868, respectively. Restricted stock and RSUs that were forfeited and returned to the plan were 60,054 and 37,046 for the fiscal years ended May 3, 2006 and April 27, 2005, respectively.

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company repurchased approximately 16.6 million shares during Fiscal 2007.

Global Stock Purchase Plan:

The Company has a shareholder approved employee stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option is equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of three million shares. During the two offering periods from February 16, 2005 to February 15, 2006, employees purchased 352,395 shares under the plan. During the two offering periods from February 16, 2006 to February 15, 2007, employees purchased 268,224 shares under the plan. Shares issued under the GSPP are sourced from available treasury shares.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Annual Incentive Bonus:

The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $41 million, $37 million, and $26 million in Fiscal years 2007, 2006 and 2005 respectively.

Long-Term Performance Program:

In Fiscal 2007, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Share Holder Return (“TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) Peer Group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year return to shareholders due to dividends and change in stock price between the starting and ending values. The starting value was established based on the average of each LTPP Peer Group Company stock price for the 60 trading days prior to and including May 3, 2006. The ending value is based on the average of the 60 days prior to and including the close of the Fiscal 2008 year end, plus dividends paid over the 2 year performance period. The Fiscal 2007-2008 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level.

Expense was recorded based on the Company’s actual performance against relative TSR and after-tax ROIC metrics, using an ending date of May 2, 2007. In Fiscal year 2007, $14.2 million was recognized in general and administrative expense under this plan.

Performance Unit Awards Program:

In Fiscal 2005, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s financial measures of net income and sales growth over a two-year period. Awards were payable at the end of the two-year performance period based upon the Company achieving these targets. Once the minimum net income target was met, the amount of any award was dependent upon the level of sales growth of the Company for the performance period. Expense was recognized based upon management’s estimate of the likelihood of meeting the performance targets based on current and future expectations of the Company’s performance. In Fiscal years 2006 and 2005, there was no expense recognized nor incentive paid under this program.

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

Effective May 2, 2007, the Company adopted SFAS No. 158, which requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2009. The Company does not expect the impact of the change in measurement date to have a

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

material impact on the financial statements. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at May 2, 2007 is discussed in Note 2.

The following table sets forth the funded status of the Company’s principal defined benefit plans at May 2, 2007 and May 3, 2006.

	2007	2006
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,601,229	$2,342,701
Service cost	42,886	42,081
Interest cost	135,984	124,064
Participants’ contributions	10,347	11,078
Amendments	4,046	(10,434)
Actuarial loss	21,301	139,007
Acquisitions	—	110,949
Divestitures	(459)	(33,932)
Curtailment	—	(22,863)
Settlement	(10,664)	(16,628)
Special termination benefits	3,188	22,025
Benefits paid	(143,298)	(115,464)
Exchange/other	130,162	8,645

Benefit obligation at the end of the year	2,794,722	2,601,229

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$2,621,220	$2,213,143
Actual return on plan assets	207,470	427,859
Acquisitions	—	65,187
Divestitures	(172)	(33,732)
Settlement	(10,664)	(16,628)
Employer contribution	62,505	64,649
Participants’ contributions	10,347	11,078
Benefits paid	(143,298)	(115,464)
Exchange	141,372	5,128

Fair value of plan assets at the end of the year	2,888,780	2,621,220

Funded status	94,058	19,991
Unamortized prior service cost	—	3,981
Unamortized net actuarial loss	—	645,766
Unamortized net initial asset	—	—

Net amount recognized	$94,058	$669,738

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$—	$733,453
Accrued benefit liability	—	(185,821)
Accumulated other comprehensive loss	—	122,106
Noncurrent assets	284,619	—
Current liabilities	(8,545)	—
Noncurrent liabilities	(182,016)	—

Net amount recognized	$94,058	$669,738

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$633,461	$—
Prior service cost	11,746	—

Net amount recognized	$645,207	$—

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007	2006
	(Dollars in thousands)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in Fiscal 2008 are as follows:
Net actuarial loss	$42,921	$—
Negative prior service cost	(1,093)	—

Net amount recognized	$41,828	$—

The accumulated benefit obligation for all defined benefit pension plans was $2,561.1 million at May 2, 2007 and $2,398.7 million at May 3, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $607.4 million, $551.2 million and $437.8 million, respectively, as of May 2, 2007 and $670.7 million, $614.6 million and $487.3 million, respectively, as of May 3, 2006. The change in minimum liability included in other comprehensive loss was a decrease of $12.2 million at May 2, 2007 and an increase of $11.9 million at May 3, 2006. The prepaid benefit cost is included in other non-current assets in the consolidated balance sheet as of May 3, 2006.

The weighted-average rates used for the years ended May 2, 2007 and May 3, 2006 in determining the projected benefit obligations for defined benefit plans were as follows:

	2007	2006

Discount rate	5.5%	5.3%
Compensation increase rate	5.0%	4.0%

Total pension cost of the Company’s principal pension plans consisted of the following:

	2007	2006	2005
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$42,886	$42,081	$46,102
Interest cost	135,984	124,064	122,981
Expected return on assets	(198,470)	(168,990)	(168,371)
Amortization of:
Net initial asset	—	(21)	(862)
Prior service cost	(3,465)	2,207	9,251
Net actuarial loss	52,302	58,869	56,506
Loss due to curtailment, settlement and special termination benefits	2,335	18,846	—

Net periodic benefit cost	31,572	77,056	65,607
Defined contribution plans	34,940	28,139	25,118

Total pension cost	66,512	105,195	90,725

Less pension cost associated with discontinued operations	—	375	366

Pension cost associated with continuing operations	$66,512	$104,820	$90,359

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average rates used for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005 in determining the defined benefit plans’ net pension costs were as follows:

	2007	2006	2005

Expected rate of return	8.2%	8.2%	8.2%
Discount rate	5.3%	5.5%	5.8%
Compensation increase rate	4.0%	4.0%	3.9%

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

Plan Assets:

The Company’s defined benefit pension plans’ weighted average asset allocation at May 2, 2007 and May 3, 2006 and weighted average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2007	2006	Allocation

Equity securities	68%	68%	64%
Debt securities	29%	29%	34%
Real estate	1%	1%	1%
Other	2%	2%	1%

	100%	100%	100%

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at May 2, 2007 and May 3, 2006.

Cash Flows:

The Company contributed approximately $63 million to the defined benefit plans in Fiscal 2007. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $55 million, however actual contributions may be affected by pension asset and liability valuations during the year.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Benefit payments expected in future years are as follows (dollars in thousands):

2008	$146,737
2009	$153,964
2010	$155,476
2011	$158,938
2012	$162,722
Years 2013-2017	$951,264

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

Effective May 2, 2007, the Company adopted SFAS No. 158, which requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company in Fiscal 2009. The Company does not expect the impact of the change in measurement date to have a material impact on the financial statements. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at May 2, 2007 is discussed in Note 2.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the combined status of the Company’s postretirement benefit plans at May 2, 2007 and May 3, 2006.

	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$273,434	$290,787
Service cost	6,253	6,242
Interest cost	15,893	15,631
Participants’ contributions	913	1,188
Amendments	—	(15,188)
Actuarial gain	(2,262)	(11,703)
Loss due to curtailment and special termination benefits	—	2,037
Benefits paid	(21,180)	(20,778)
Exchange/other	110	5,218

Benefit obligation at the end of the year	273,161	273,434

Funded status	(273,161)	(273,434)
Unamortized prior service cost	—	(20,118)
Unamortized net actuarial loss	—	67,314

Net accrued benefit liability	$(273,161)	$(226,238)

Amount recognized in the consolidated balance sheet consists of:
Current liabilities	$(20,090)	$—
Noncurrent liabilities	(253,071)	—

Net amount recognized	$(273,161)	$—

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$59,702	$—
Prior service cost	(14,019)	—

Net amount recognized	$45,683	$—

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in Fiscal 2008 are as follows:
Net actuarial loss	$4,549	$—
Negative prior service cost	(4,766)	—

Net amount recognized	$(217)	$—

The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at May 2, 2007 and May 3, 2006 was 5.9% and 6.1%, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net postretirement costs consisted of the following:

	2007	2006	2005
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$6,253	$6,242	$5,769
Interest cost	15,893	15,631	16,057
Amortization of:
Prior service cost	(6,098)	(2,830)	(3,026)
Net actuarial loss	5,465	6,925	5,634
Loss due to curtailment and special termination benefits	—	1,846	—

Net periodic benefit cost	21,513	27,814	24,434

Periodic benefit cost associated with continuing operations	$21,513	$27,814	$24,434

The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 6.1% in 2007, 5.5% in 2006 and 6.2% in 2005.

The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 8.7% for 2008, gradually decreases to 4.9% by 2015 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total service and interest cost components	$1,588	$(1,404)
Effect on postretirement benefit obligation	$17,703	$(15,931)

Cash Flows:

The Company paid $21.2 million for benefits in the postretirement medical plans in Fiscal 2007. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $22.2 million.

Benefit payments expected in future years are as follows (dollars in thousands):

2008	$22,166
2009	$23,209
2010	$24,219
2011	$25,044
2012	$25,499
Years 2013-2017	$128,703

Estimated future medical subsidy receipts are approximately $1.7 million annually from 2008 through 2012 and $10.1 million for the period from 2013 through 2017.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures.

At May 2, 2007, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $3.47 billion and $2.70 billion, respectively. At May 3, 2006, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $3.01 billion and $2.72 billion, respectively. The fair value of derivative financial instruments was a net liability of $2.0 million and $48.4 million at May 2, 2007 and May 3, 2006, respectively.

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

The Company had outstanding cross currency swaps with a total notional amount of $1.96 billion and $1.86 billion as of May 2, 2007 and May 3, 2006, respectively, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $72.9 million ($43.9 million after-tax) and $26.6 million ($16.3 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for Fiscal 2007 and Fiscal 2006, respectively. Gains of $15.9 million and $5.5 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for Fiscal 2007 and Fiscal 2006, respectively.

The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $51.2 million, ($32.2 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the year ended April 27, 2005.

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

Hedge Ineffectiveness:

Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the years ended May 2, 2007, May 3, 2006 and

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

April 27, 2005. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

Deferred Hedging Gains and Losses:

As of May 2, 2007, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $2.7 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Net deferred losses reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended May 2, 2007, May 3, 2006 and April 27, 2005.

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

Concentration of Credit Risk:

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2007, one customer represented 10.4% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have never experienced significant losses.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2007	2006	2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Amounts in thousands)

Income from continuing operations	$791,602	$442,761	$688,004
Preferred dividends	13	14	15

Income from continuing operations applicable to common stock	$791,589	$442,747	$687,989

Average common shares outstanding—basic	328,625	339,102	350,042
Effect of dilutive securities:
Convertible preferred stock	123	125	137
Stock options, restricted stock and the global stock purchase plan	3,720	2,894	3,271

Average common shares outstanding—diluted	332,468	342,121	353,450

Diluted earnings per share is based upon the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options and restricted common stock units are computed using the treasury stock method.

Options to purchase an aggregate of 9.1 million, 18.2 million and 15.9 million shares of common stock as of May 2, 2007, May 3, 2006 and April 27, 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock for each respective period. These options expire at various points in time through 2013. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of SFAS 123R.

15.	Segment Information

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.

Descriptions of the Company’s segments are as follows:

•	North American Consumer Products—This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America and includes our Canadian business.

•	U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups, desserts and appetizers.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Europe—This segment includes the Company’s operations in Europe and sells products in all of the Company’s categories.

•	Asia/Pacific—This segment includes the Company’s operations in New Zealand, Australia, Japan, China, South Korea, Indonesia, and Singapore. This segment’s operations include products in all of the Company’s categories.

•	Rest of World—This segment includes the Company’s operations in Africa, India, Latin America, the Middle East and other areas that sell products in all of the Company’s categories.

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

The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	May 2,	May 3,	April 27,	May 2,	May 3,	April 27,
	2007	2006	2005	2007	2006	2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Dollars in thousands)
	Net External Sales			Intersegment Sales

North American Consumer Products	$2,739,527	$2,554,118	$2,256,862	$51,204	$51,489	$51,742
U.S. Foodservice	1,556,339	1,569,833	1,503,818	23,513	23,285	22,550
Europe	3,076,770	2,987,737	2,908,618	21,308	12,455	17,328
Asia/Pacific	1,201,928	1,116,864	1,037,514	4,225	2,304	3,420
Rest of World	427,066	414,886	396,644	1,569	1,843	1,571
Non-Operating(a)	—	—	—	(101,819)	(91,376)	(96,611)

Consolidated Totals	$9,001,630	$8,643,438	$8,103,456	$—	$—	$—

				Operating Income (Loss) Excluding(b)
	Operating Income (Loss)			Special Items

North American Consumer Products	$625,675	$583,367	$530,444	$625,675	$589,958	$530,444
U.S. Foodservice	216,115	177,292	224,784	216,115	212,053	224,784
Europe	566,362	414,178	499,951	566,362	526,372	526,927
Asia/Pacific	135,782	85,211	113,119	135,782	112,440	113,119
Rest of World	53,879	17,854	34,739	53,879	45,732	34,739
Non-Operating(a)	(151,098)	(164,290)	(121,565)	(151,098)	(136,564)	(121,565)

Consolidated Totals	$1,446,715	$1,113,612	$1,281,472	$1,446,715	$1,349,991	$1,308,448

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Depreciation and Amortization Expenses			Capital Expenditures(c)

Total North America	$112,031	$103,492	$96,649	$97,954	$82,726	$95,194
Europe	108,479	98,106	95,970	99,939	102,275	98,729
Asia/Pacific	27,676	27,021	26,186	35,450	34,206	28,961
Rest of World	6,724	7,036	7,664	9,039	8,412	8,997
Non-Operating(a)	11,287	11,778	9,102	2,180	2,958	8,790

Consolidated Totals	$266,197	$247,433	$235,571	$244,562	$230,577	$240,671

	Identifiable Assets

Total North America	$3,752,033	$3,530,639	$3,606,034
Europe	4,166,174	4,285,233	4,437,891
Asia/Pacific	1,129,767	1,138,566	1,364,882
Rest of World	273,643	278,113	280,952
Non-Operating(d)	711,409	505,216	887,959

Consolidated Totals	$10,033,026	$9,737,767	$10,577,718

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Fiscal year ended May 3, 2006: Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestures as follows: North American Consumer Products, $6.6 million; U.S. Foodservice, $34.8 million; Europe, $112.2 million; Asia/Pacific, $27.2 million; Rest of World, $27.9 million; and Non-Operating $27.7 million.

Fiscal year ended April 27, 2005: Excludes the $27.0 million non-cash asset impairment charge on the HAK® vegetable product line in Northern Europe.

(c)	Excludes property, plant and equipment obtained through acquisitions.

(d)	Includes identifiable assets not directly attributable to operating segments.

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

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	May 2,	May 3,	April 27,
	2007	2006	2005
	(52 Weeks)	(53 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$3,682,102	$3,530,346	$3,234,229
Meals and snacks	4,026,168	3,876,743	3,680,920
Infant foods	929,075	863,943	855,558
Other	364,285	372,406	332,749

Total	$9,001,630	$8,643,438	$8,103,456

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	May 2,	May 3,	April 27,
	2007	2006	2005	May 2,	May 3,	April 27,
	(52 Weeks)	(53 Weeks)	(52 Weeks)	2007	2006	2005
	(Dollars in thousands)

United States	$3,809,786	$3,693,262	$3,379,961	$2,377,900	$2,359,630	$2,110,987
United Kingdom	1,643,268	1,636,089	1,600,978	1,588,218	1,442,562	751,496
Other	3,548,576	3,314,087	3,122,517	2,171,907	1,967,353	2,263,181

Total	$9,001,630	$8,643,438	$8,103,456	$6,138,025	$5,769,545	$5,125,664

16.	Quarterly Results

	2007
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,059,920	$2,232,225	$2,295,192	$2,414,293	$9,001,630
Gross profit	772,417	846,598	852,116	921,769	3,392,900
Income from continuing operations	194,101	197,431	219,038	181,032	791,602
Net income	194,101	191,575	219,038	181,032	785,746
Per Share Amounts:
Income from continuing operations—diluted	$0.58	$0.59	$0.66	$0.55	$2.38
Income from continuing operations—basic	0.59	0.60	0.67	0.56	2.41
Cash dividends	0.35	0.35	0.35	0.35	1.40

	2006
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)	(53 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales(1)	$1,900,278	$2,156,984	$2,186,524	$2,399,652	$8,643,438
Gross profit(1)	702,562	803,772	780,717	806,023	3,093,074
Income from continuing operations(1)	140,173	168,331	133,178	1,079	442,761
Net income	157,274	203,821	116,600	167,908	645,603
Per Share Amounts:
Income from continuing operations— diluted(1)	$0.40	$0.49	$0.39	$0.00	$1.29
Income from continuing operations— basic(1)	0.41	0.50	0.40	0.00	1.31
Cash dividends	0.30	0.30	0.30	0.30	1.20

(1)	Amounts exclude the operating results related to the Company’s European seafood business and Tegel® poultry business in New Zealand, which were divested during Fiscal 2006 and which were presented as discontinued operations beginning in the third quarter of Fiscal 2006.

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

Lease Commitments:

Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $104.3 million in 2007, $97.6 million in 2006 and $101.2 million in 2005. Future lease payments for non-cancellable operating leases as of May 2, 2007 totaled $435.6 million (2008-$67.0 million, 2009-$59.8 million, 2010-$49.2 million, 2011-$36.7 million, 2012-$34.7 million and thereafter-$188.2 million).

As of May 2, 2007, the Company was party to an operating lease for buildings and equipment in which the Company has guaranteed a supplemental payment obligation of approximately $64 million at the termination of the lease. The Company believes, based on current facts and circumstances, that any payment pursuant to this guarantee is remote. No significant credit guarantees existed between the Company and third parties as of May 2, 2007.

18.	Advertising Costs

Advertising expenses (including production and communication costs) for fiscal 2007, 2006 and 2005 were $338.0 million, $296.9 million and $273.7 million, respectively. For fiscal years 2007, 2006 and 2005, $147.1 million, $148.9 million and $140.1 million, respectively, were recorded as a reduction of revenue and $190.9 million, $148.0 million and $133.6 million, respectively, were recorded as a component of SG&A.

19.	Subsequent Event

On May 31, 2007, the Company signed an agreement for the purchase of the Cadbury Schweppes jams, toppings and jellies business in Australia. The agreement provides for the purchase of licenses to use the Cottee’s and Rose’s brands, as well as Monbulk, Choc Whizz and Ice Magic Brands.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There is nothing to be reported under this item.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. See also “Report of Management on Internal Control over Financial Reporting.”

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of May 2, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report as set forth in Item 8.

(c) Changes in Internal Controls over Financial Reporting

During the fourth quarter of Fiscal 2007, the Company continued its implementation of SAP software across its U.K. operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

There is nothing to be reported under this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 15, 2007. Information regarding the audit committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 15, 2007. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such information is incorporated herein by reference.

Executive Officers of the Registrant

The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on August 15, 2007.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 15, 2007)	Employment During Past Five Years

William R. Johnson	58	Chairman, President, and Chief Executive Officer since September 2000.
Jeffrey P. Berger	57	Executive Vice President and Chairman of Global Foodservice since May 2007; Executive Vice President—Global Foodservice and President and Chief Executive Officer-Heinz North America Foodservice from May 2006 to May 2007; President Foodservice from January 2003 to May 2005; President Heinz US Foodservice from 1994 to January 2003.
Theodore N. Bobby	56	Executive Vice President and General Counsel since January 2007; Senior Vice President and General Counsel from April 2005 to January 2007; Acting General Counsel from January 2005 to April 2005; Vice President—Legal Affairs from September 1999 to January 2005.
Edward J. McMenamin	50	Senior Vice President—Finance and Corporate Controller since August 2004; Vice President Finance from June 2001 to August 2004.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 15, 2007)	Employment During Past Five Years

Michael D. Milone	51	Senior Vice President-Heinz Australia, New Zealand and Rest of World since May 2006; Senior Vice President—President Rest of World and Asia from May 2005 to May 2006; Senior Vice President—President Rest of World from December 2003 to May 2005; Chief Executive Officer Star-Kist Foods, Inc. from June 2002 to December 2003; Vice President—Global Category Development from May 1998 to June 2002.
David C. Moran	49	Executive Vice President & Chief Executive Officer and President of Heinz North America since May 2007; Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products from November 2005 to May 2007; Senior Vice President—President Heinz North America Consumer Products from May 2005 to November 2005; President North America Consumer Products from January 2003 to May 2005; President Heinz Retail Sales Company from October 1999 to January 2003.
C. Scott O’Hara	46	Executive Vice President—President and Chief Executive Officer Heinz Europe since May 2006; Executive Vice President—Asia Pacific/Rest of World from January 2006 to May 2006; Senior Vice President Europe—The Gillette Company from October 2004 to January 2006; General Manager U.K. and NL—The Gillette Company from June 2001 to October 2004.
D. Edward I. Smyth	57	Senior Vice President—Chief Administrative Officer and Corporate and Government Affairs since December 2002; Senior Vice President—Corporate and Government Affairs from May 1998 to December 2002.
Chris Warmoth	48	Senior Vice President—Heinz Asia since May 2006; Deputy President Heinz Europe from December 2003 to April 2006; Director Business Development and Marketing, Central and Eastern Europe, Eurasia and Middle East Group, The Coca-Cola Company from December 2001 to April 2003.
Arthur B. Winkleblack	50	Executive Vice President and Chief Financial Officer since January 2002.

Item 11.	Executive Compensation.

Information relating to executive compensation is set forth under the captions “Compensation Discussion and Analysis”, “Director Compensation Table”, and “Report of the Management Development and Compensation Committee on Executive Compensation” in the Company’s definitive

Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 15, 2007. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 15, 2007. Such information is incorporated herein by reference.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at May 2, 2007 were as follows:

Equity Compensation Plan Information

	(a)	(b)		(c)
				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity Compensation plans approved by stockholders	27,100,450	$40.04		14,081,528
Equity Compensation plans not approved by stockholders(1)(2)	68,238	N/A	(3)	N/A	(1)(4)

Total	27,168,688	$40.04		14,081,528

(1)	The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the “Restricted Stock Plan”) was designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees were those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and it is the Company’s intention to terminate the Restricted Stock Plan once all restrictions on previously issued shares are lifted. All awards of this type are now made under the Fiscal Year 2003 Stock Incentive Plan.

(2)	The Executive Deferred Compensation Plan, as amended and restated on December 27, 2001 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated on January 1, 2004, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(3)	The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

(4)	The maximum number of shares of Common Stock that the Chief Executive Officer was authorized to grant under the Restricted Stock Plan was established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares did not exceed in any plan year 1% of all then outstanding shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transaction Policy” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 15, 2007. Such information is incorporated herein by reference.

Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 15, 2007. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 15, 2007. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—‘‘Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of May 2, 2007 and May 3, 2006
Consolidated Statements of Income for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005
Consolidated Statements of Shareholders’ Equity for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005
Consolidated Statements of Cash Flows for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 21, 2007, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005
(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended May 2, 2007, May 3, 2006 and April 27, 2005
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
	3(i)	The Company’s Articles of Amendment dated May 2, 2007, amending the Company’s amended and restated Articles of Incorporation.
	3(ii)	The Company’s By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.
	4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
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

	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
		(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.
		(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
		(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
		(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
		(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
		(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(x)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
		(xi)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(xii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(xiii)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.

(xiv)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xv)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvi)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvii)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xviii)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxi)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxii)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiii)	Named Executive Officer and Director Compensation
(xxiv)	Jeffrey P. Berger Restricted Stock Unit Award and Agreement dated November 9, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

	(xxvii)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxviii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxix)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxx)	Amended and Restated H.J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.
	(xxxi)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
	(xxxii)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
	(xxxiii)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement.
	(xxxiv)	Amended and Restated Fiscal Year 2003 Stock Incentive Plan.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2007.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 21, 2007.

Signature	Capacity

/s/ William R. Johnson William R. Johnson	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Arthur B. Winkleblack Arthur B. Winkleblack	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Edward J. McMenamin Edward J. McMenamin	Senior Vice President-Finance and Corporate Controller (Principal Accounting Officer)

William R. Johnson
Charles E. Bunch
Leonard S. Coleman, Jr.
John G. Drosdick
Edith E. Holiday
Candace Kendle
Dean R. O’Hare
Nelson Peltz
Dennis H. Reilley
Lynn C. Swann
Thomas J. Usher
Michael F. Weinstein	Director } Director } Director } Director } Director } Director } Director } Director } Director } Director } Director } Director }	By: /s/ Arthur B. Winkleblack Arthur B. Winkleblack Attorney-in-Fact

Schedule II

H. J. Heinz Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended May 2, 2007, May 3, 2006 and April 27, 2005
(Thousands of Dollars)

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
Description	of period	expenses	accounts	Deductions	period

Fiscal year ended May 2, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$16,988	$3,839	$1,266	$7,387	$14,706

Fiscal year ended May 3, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$21,844	$3,213	$—	$8,069	$16,988

Fiscal year ended April 27, 2005:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$21,313	$9,267	$2,390	$11,126	$21,844

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	The Company’s Articles of Amendment dated May 2, 2007, amending the Company’s amended and restated Articles of Incorporation.
3(ii)	The Company’s By-Laws, as amended effective June 12, 2002 are incorporated herein by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2002.
4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due 2032 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	The Certificate of Designations, Preferences and Rights of Voting Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended August 1, 2001.
	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
	(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.
	(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
	(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
	(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

Description of Exhibit

(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(x)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
(xi)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xiii)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xiv)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xv)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvi)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvii)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xviii)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

Description of Exhibit

	(xxi)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
	(xxii)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
	(xxiii)	Named Executive Officer and Director Compensation
	(xxiv)	Jeffrey P. Berger Restricted Stock Unit Award and Agreement dated November 9, 2004 is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxvii)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxviii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxix)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxx)	Amended and Restated H.J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2006.
	(xxxi)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
	(xxxii)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
	(xxxiii)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement.
	(xxxiv)	Amended and Restated Fiscal Year 2003 Stock Incentive Plan.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.