Form 10-Q
period 2007-08-01
HEINZ H J CO
filed 2007-08-24
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2007
OR
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of August 1, 2007 was 319,145,320 shares.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS BY BUSINESS SEGMENT
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
EX-3(I)
EX-3(II)
EX-10(A)(I)
EX-10(A)(II)
EX-10(A)(III)
EX-10(A)(IV)
EX-10(A)(V)
EX-10(A)(VI)
EX-10(A)(VII)
EX-12
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,248,285	$2,059,920
Cost of products sold	1,409,885	1,287,503

Gross profit	838,400	772,417
Selling, general and administrative expenses	471,746	452,775

Operating income	366,654	319,642
Interest income	12,881	7,292
Interest expense	91,230	75,626
Other expense, net	8,590	7,711

Income before income taxes	279,715	243,597
Provision for income taxes	74,421	49,496

Net income	$205,294	$194,101

Net income per share—diluted	$0.63	$0.58

Average common shares outstanding—diluted	325,477	334,711

Net income per share—basic	$0.64	$0.59

Average common shares outstanding—basic	320,818	331,584

Cash dividends per share	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2007	May 2, 2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$352,013	$652,896
Receivables, net	1,044,509	996,852
Inventories:
Finished goods and work-in-process	1,034,080	943,449
Packaging material and ingredients	239,649	254,508

Total inventories	1,273,729	1,197,957

Prepaid expenses	168,735	132,561
Other current assets	35,607	38,736

Total current assets	2,874,593	3,019,002

Property, plant and equipment	4,107,329	4,054,863
Less accumulated depreciation	2,096,460	2,056,710

Total property, plant and equipment, net	2,010,869	1,998,153

Goodwill	2,890,895	2,834,639
Trademarks, net	905,239	892,749
Other intangibles, net	435,296	412,484
Other non-current assets	807,879	875,999

Total other non-current assets	5,039,309	5,015,871

Total assets	$9,924,771	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2007	May 2, 2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$118,644	$165,054
Portion of long-term debt due within one year	628,975	303,189
Accounts payable	1,196,492	1,181,078
Salaries and wages	61,225	85,818
Accrued marketing	228,362	262,217
Other accrued liabilities	355,264	414,130
Income taxes	79,297	93,620

Total current liabilities	2,668,259	2,505,106

Long-term debt	4,136,065	4,413,641
Deferred income taxes	432,608	463,666
Non-pension post-retirement benefits	255,891	253,117
Other liabilities and minority interest	569,654	555,813

Total long-term liabilities	5,394,218	5,686,237
Shareholders’ Equity:
Capital stock	107,847	107,851
Additional capital	586,887	580,606
Retained earnings	5,851,419	5,778,617

	6,546,153	6,467,074
Less:
Treasury stock at cost (111,951,166 shares at August 1, 2007 and 109,317,154 shares at May 2, 2007)	4,534,721	4,406,126
Accumulated other comprehensive loss	149,138	219,265

Total shareholders’ equity	1,862,294	1,841,683

Total liabilities and shareholders’ equity	$9,924,771	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$205,294	$194,101
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	60,676	55,632
Amortization	8,949	9,764
Deferred tax benefit	(5,485)	(39,521)
Other items, net	1,696	(2,012)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(23,332)	6,855
Inventories	(73,282)	(2,602)
Prepaid expenses and other current assets	(31,052)	(31,475)
Accounts payable	5,616	(53,113)
Accrued liabilities	(147,330)	(138,408)
Income taxes	7,366	48,295

Cash provided by operating activities	9,116	47,516

Cash Flows from Investing Activities:
Capital expenditures	(58,212)	(38,927)
Proceeds from disposals of property, plant and equipment	224	24,402
Acquisitions, net of cash acquired	(64,044)	(1,496)
Proceeds from divestitures	39,661	11,925
Other items, net	(18,845)	(9,526)

Cash used for investing activities	(101,216)	(13,622)

Cash Flows from Financing Activities:
Payments on long-term debt	(1,110)	(22,538)
Net proceeds from/(payments on) commercial paper and short-term debt	16,090	(10,505)
Dividends	(123,204)	(116,374)
Purchases of treasury stock	(143,366)	(86,901)
Exercise of stock options	16,034	85,650
Other items, net	11,209	8,325

Cash used for financing activities	(224,347)	(142,343)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	—	30,630
Effect of exchange rate changes on cash and cash equivalents	15,564	459

Net decrease in cash and cash equivalents	(300,883)	(77,360)
Cash and cash equivalents at beginning of year	652,896	445,427

Cash and cash equivalents at end of period	$352,013	$368,067

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended May 2, 2007.

(2)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. See Note 4 for additional information.

(3)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended August 1, 2007, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at May 2, 2007	$1,081,673	$1,259,514	$214,964	$262,823	$15,665	$2,834,639
Acquisitions	—	—	29,701	—	—	29,701
Purchase accounting adjustments	—	(2,000)	—	—	—	(2,000)
Disposals	—	(1,239)	—	—	—	(1,239)
Translation adjustments	5,991	18,080	5,845	—	(122)	29,794

Balance at August 1, 2007	$1,087,664	$1,274,355	$250,510	$262,823	$15,543	$2,890,895

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $61 million. The Company recorded a preliminary purchase price allocation related to this acquisition and expects to finalize this allocation upon completion of valuation procedures. Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward. Pro-forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Trademarks and other intangible assets at August 1, 2007 and May 2, 2007, subject to amortization expense, are as follows:

	August 1, 2007			May 2, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$197,887	$(64,645)	$133,242	$196,703	$(63,110)	$133,593
Licenses	208,186	(136,778)	71,408	208,186	(135,349)	72,837
Recipes/processes	65,033	(16,352)	48,681	64,315	(15,779)	48,536
Customer related assets	154,831	(22,367)	132,464	152,668	(19,183)	133,485
Other	70,241	(56,026)	14,215	70,386	(56,344)	14,042

	$696,178	$(296,168)	$400,010	$692,258	$(289,765)	$402,493

Amortization expense for trademarks and other intangible assets subject to amortization was $7.2 million and $8.3 million for the quarters ended August 1, 2007 and August 2, 2006, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of August 1, 2007, annual amortization expense for each of the next five fiscal years is estimated to be approximately $29 million.

Intangible assets not subject to amortization at August 1, 2007 totaled $940.5 million and consisted of $772.0 million of trademarks, $128.7 million of recipes/processes, and $39.8 million of licenses. Intangible assets not subject to amortization at May 2, 2007, totaled $902.7 million and consisted of $759.2 million of trademarks, $126.6 million of recipes/processes, and $16.9 million of licenses.

(4)	Income Taxes

The Company adopted FIN 48 as of the beginning of its 2008 fiscal year. Upon adoption, the Company continues to classify interest and penalties on tax uncertainties as a component of the provision for income taxes. As of the date of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $183.7 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $71.2 million. The total amount of interest and penalties accrued as of the date of adoption was $55.9 million and $2.2 million, respectively. The corresponding amounts of gross unrecognized tax benefits and accrued interest and penalties at August 1, 2007 were not materially different from the amounts at the date of adoption. As a result of adoption, the Company recognized a $9.3 million decrease to retained earnings and a $1.7 million decrease to additional capital from the cumulative effect of adoption.

It is reasonably possible that the amount of unrecognized tax benefits will change significantly in the next 12 months primarily due to the progression of audits in process. Because audit outcomes and the timing of audit payments are subject to significant uncertainty, an estimate of the range of reasonably possible change cannot be made.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all U.S. federal income tax matters for years through

Fiscal 2003, with the exception of Research & Experimentation tax credit (“R&E credit”) claims for fiscal years 2000 through 2003, and the appeal of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. Federal income tax returns for Fiscal 2004 and 2005 along with the R&E credit claims are currently under examination and are expected to be settled within the next fifteen months. In the Company’s major non-U.S. jurisdictions, the Company has substantially concluded all income tax matters for years through Fiscal 2002.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of approximately $30 million related to this revaluation which was paid during the third quarter of Fiscal 2007. This revaluation is expected to benefit cash flow from operations by approximately $100 million over the five to twenty year tax amortization period.

(5)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of August 1, 2007, the Company had outstanding stock option awards, restricted stock units and restricted stock awards. These awards were issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan, as described on pages 54 to 59 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $7.2 million and $2.3 million for the first quarter ended August 1, 2007, and $6.1 million and $2.2 million for the first quarter ended August 2, 2006, respectively. The Company also recognized $5.1 million and $3.8 million in G&A under the Fiscal 2007-2008 Long-term Performance Program during the first quarters ended August 1, 2007 and August 2, 2006, respectively.

In Fiscal 2008, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) Peer Group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year return to shareholders due to change in stock price and dividends between the starting and ending values. The starting value was established based on the average of each LTPP Peer Group Company stock price for the 60 trading days prior to and including May 2, 2007. The ending value will be based on the average stock price for the 60 days prior to and including the close of the Fiscal 2009 year end, plus dividends paid over the 2 year performance period. The Fiscal 2008-2009 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. For the first quarter ended August 1, 2007, $1.4 million was recognized in G&A under this plan.

(6)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	August 1, 2007	August 2, 2006	August 1, 2007	August 2, 2006
	Pension Benefits		Post Retirement Benefits
	(Thousands of Dollars)

Service cost	$9,692	$10,530	$1,587	$1,619
Interest cost	37,187	33,438	3,872	3,837
Expected return on plan assets	(55,706)	(48,742)	—	—
Amortization of prior service cost	(273)	(845)	(1,192)	(1,525)
Amortization of unrecognized loss	10,730	12,844	1,141	1,480

Net periodic benefit cost	$1,630	$7,225	$5,408	$5,411

As of August 1, 2007, the Company has contributed $14.1 million to fund its obligations under these plans. The Company expects to make combined cash contributions of approximately $52 million in Fiscal 2008.

(7)	Segments

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. During the first quarter of Fiscal 2008, the Company changed its segment reporting to reclassify its business in India from the Rest of World segment to the Asia/Pacific segment, reflecting organizational changes. Prior periods have been conformed to the current presentation. Net external sales for this business were $24.3 million, $20.7 million, $27.6 million and $44.8 million and operating income for this business was $3.1 million, $1.4 million, $1.8 million and $8.0 million for the first, second, third and fourth quarters of Fiscal 2007, respectively.

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

Asia/Pacific—This segment includes the Company’s operations in New Zealand, Australia, India, Japan, China, South Korea, Indonesia, and Singapore. This segment’s operations include products in all of the Company’s categories.

U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, and frozen soups, desserts, and appetizers.

Rest of World—This segment includes the Company’s operations in Africa, Latin America, the Middle East, and other areas that sell products in all of the Company’s categories.

The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$664,672	$615,577
Europe	766,017	685,862
Asia/Pacific	371,345	315,846
U.S. Foodservice	363,668	366,613
Rest of World	82,583	76,022

Consolidated Totals	$2,248,285	$2,059,920

Operating income (loss):
North American Consumer Products	$152,410	$143,214
Europe	138,395	119,349
Asia/Pacific	51,251	34,168
U.S. Foodservice	43,549	55,056
Rest of World	10,151	8,718
Non-Operating(a)	(29,102)	(40,863)

Consolidated Totals	$366,654	$319,642

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(Thousands of Dollars)

Ketchup and Sauces	$971,842	$900,975
Meals and Snacks	944,822	853,943
Infant Foods	238,950	213,697
Other	92,671	91,305

Total	$2,248,285	$2,059,920

(8)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(In thousands)

Net income	$205,294	$194,101
Preferred dividends	3	3

Net income applicable to common stock	$205,291	$194,098

Average common shares outstanding—basic	320,818	331,584
Effect of dilutive securities:
Convertible preferred stock	112	122

Stock options, restricted stock and the global stock purchase plan	4,547	3,005

Average common shares outstanding—diluted	325,477	334,711

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 6.5 million and 10.1 million shares of common stock for the first quarters ended August 1, 2007 and August 2, 2006, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2013. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

(9)	Comprehensive Income

	First Quarter Ended
	August 1, 2007	August 2, 2006
	FY 2008	FY 2007
	(Thousands of Dollars)

Net income	$205,294	$194,101
Other comprehensive income:
Foreign currency translation adjustments	70,679	29,407
Minimum pension liability adjustment	3,784	2,705
Net deferred losses on derivatives from periodic revaluations	(7,933)	(8,990)
Net deferred losses on derivatives reclassified to earnings	3,597	6,113

Comprehensive income	$275,421	$223,336

(10)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the

Company’s market risk during the first quarter ended August 1, 2007. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

As of August 1, 2007, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $1.2 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the first quarters ended August 1, 2007 and August 2, 2006. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended August 1, 2007 and August 2, 2006.

The Company had outstanding cross currency swaps with a total notional amount of $2.0 billion and $1.9 billion as of August 1, 2007 and August 2, 2006, respectively, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $5.5 million ($1.0 million after-tax) and $11.4 million ($4.6 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the first quarters ended August 1, 2007 and August 2, 2006, respectively. Gains of $2.4 million and $5.1 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the first quarters ended August 1, 2007 and August 2, 2006, respectively.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. As of August 1, 2007, the Company maintained foreign currency forward contracts with a total notional amount of $181.2 million that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark to market basis through current earnings and mature during the second quarter of Fiscal 2008. Net unrealized losses related to these contracts totaled $4.6 million at August 1, 2007.

(11)	Supplemental Non-Cash Investing and Financing Activities

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

THREE MONTHS ENDED AUGUST 1, 2007 AND AUGUST 2, 2006

Results of Operations

Sales for the three months ended August 1, 2007 increased $188.4 million, or 9.1%, to $2.25 billion. Volume increased 2.5%, as continued solid growth in the North American Consumer Products segment, Australia, New Zealand and the emerging markets of Russia, Indonesia, China, India and Poland (“RICIP”) were combined with strong performance of Heinz® ketchup, beans and soup in Europe. Notably, the RICIP markets produced an 11% volume increase and accounted for 17% of Heinz’s total sales growth in the first quarter of Fiscal 2008. These increases were partially offset by volume declines in the U.S. Foodservice segment. Net pricing increased sales by 2.8%, mainly in the North American Consumer Products and U.S. Foodservice segments, as well as our businesses in the U.K. and Latin America. Divestitures, net of acquisitions, decreased sales by 0.7%. Foreign exchange translation rates increased sales by 4.6%.

Sales of the Company’s top 15 brands grew 11% from the year-ago quarter, as sales of ketchup rose 13% and sales of beans and soups increased 25%. Sales of Weight Watchers® Smart Ones®, a line of healthy entrees, rose 25%, buoyed by the successful launch of Weight Watchers® Smart Ones® Anytime Selectionstm meals.

Gross profit increased $66.0 million, or 8.5%, to $838.4 million, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased slightly to 37.3% from 37.5%, as pricing and productivity improvements were more than offset by increased commodity costs, reflecting higher costs for dairy, oils, sweeteners and other key ingredients.

Selling, general and administrative expenses (“SG&A”) increased $19.0 million, or 4.2%, to $471.7 million; however, as a percentage of sales, SG&A decreased to 21.0% from 22.0%. The 4.2% increase in SG&A is due to a 25.4% increase in marketing expense, a 13.7% increase in research and development costs and higher selling and distribution costs resulting from increased volume as well as foreign exchange translation rates. These increases were partially offset by reduced general and administrative expenses (“G&A”), which benefited from effective cost control and headcount reductions that took place last year. Additionally, the prior year included costs related to the proxy contest of approximately $11 million.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $7.2 million, or 1.4%, to $510.1 million on a gross sales increase of 7.1%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $10.8 million, or 2.5%, to $421.5 million, and decreased as a percentage of gross sales to 15.8% from 17.3%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $18.0 million, or 25.4%, to $88.6 million, as we increased consumer marketing across the Company’s businesses and top brands.

Operating income increased $47.0 million, or 14.7%, to $366.7 million, reflecting the strong sales growth, productivity improvements and solid operating performance.

Net interest expense increased $10.0 million, to $78.3 million, largely due to higher net debt in Fiscal 2008 due to share repurchase activity, and to a lesser extent rate increases. Other expenses, net, increased $0.9 million to $8.6 million, chiefly due to increased currency losses, partially offset by decreased minority interest expense resulting primarily from several small divested businesses in the prior year.

The effective tax rate for the current quarter was 26.6% compared to 20.3% last year. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation reduced

Fiscal 2007 tax expense by approximately $35 million. Of this $35 million tax benefit, approximately $25 million was recognized in the first quarter of Fiscal 2007. The effective tax rate in the current quarter reflects a discrete benefit of approximately $12 million resulting from the tax effects of law changes in the U.K. which is the primary reason why the current quarter’s rate is below the on-going annual estimate of 31-32%.

Net income for the first quarter of Fiscal 2008 was $205.3 million compared to $194.1 million in the year earlier quarter, an increase of 5.8%, due to the increase in operating income, which was partially offset by a higher effective tax rate and increased net interest expense. Diluted earnings per share was $0.63 in the current year compared to $0.58 in the prior year, up 8.6%, which also benefited from a 2.8% reduction in fully diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

During the first quarter of Fiscal 2008, the Company changed its segment reporting to reclassify its business in India from the Rest of World segment to the Asia/Pacific segment, reflecting organizational changes. Prior periods have been conformed to the current presentation. (See Note 7 to the condensed consolidated financial statements for further discussion of the Company’s reportable segments).

North American Consumer Products

Sales of the North American Consumer Products segment increased $49.1 million, or 8.0%, to $664.7 million. Volume increased 3.3%, due primarily to Heinz® ketchup and Smart Ones® frozen entrees, sides and desserts. The Heinz® ketchup volume increase is a result of the strategy implemented in Fiscal 2007 to increase the consumption of more profitable larger sizes along with packaging innovations, such as the Fridge Fit bottle. The Smart Ones® volume improvement is largely a result of increased consumption, new frozen dessert products and expansion to Canada in Fiscal 2007. These volume improvements were partially offset by a decline in Ore-Ida® frozen potatoes reflecting the effects of a price increase at the beginning of this fiscal year. The Ore-Ida® frozen potatoes price increase, along with reduced promotions on Heinz® ketchup and Smart Ones® frozen entrees, resulted in overall price gains of 1.9%. The prior year acquisition of Renee’s Gourmet Foods increased sales 1.9% and favorable Canadian exchange translation rates increased sales 0.9%.

Gross profit increased $16.6 million, or 6.4%, to $276.4 million, due primarily to the volume and pricing increases. The gross profit margin decreased to 41.6% from 42.2%, due to increased commodity costs along with increased manufacturing costs in the Canadian business. Operating income increased $9.2 million, or 6.4%, to $152.4 million, due to the increase in gross profit, partially offset by increased marketing and research and development costs.

Europe

Heinz Europe posted very strong results in the quarter as sales and operating income increased 11.7% and 16.0%, respectively. Organic sales (volume and price) growth was almost 6%. Overall, sales increased $80.2 million, or 11.7%, to $766.0 million. Volume increased 2.4%, principally due to strong performance on Heinz® ketchup, soup and beans, Pudliszki® branded products in Poland, and Heinz® sauces and infant feeding products in Russia. These increases were partially offset by volume declines on Heinz® salad cream, due to reduced promotions, and frozen products due to lost distribution. Net pricing increased sales 3.4%, resulting chiefly from price increases taken on Heinz® ketchup, beans and soup and frozen potatoes as well as reduced promotions on frozen entrees and desserts in the frozen business in the U.K. Divestitures reduced sales 2.0% and favorable exchange translation rates increased sales by 7.9%.

Gross profit increased $34.9 million, or 12.9%, to $306.8 million, and the gross profit margin increased to 40.1% from 39.6%. These increases reflect improved pricing and volume and the favorable impact of exchange translation rates, partially offset by increased commodity costs. Operating income increased $19.0 million, or 16.0%, to $138.4 million, due to the increase in gross profit and reduced G&A, partially offset by increased marketing expense.

Asia/Pacific

Heinz Asia/Pacific posted very strong results in the quarter as sales and operating income increased 17.6% and 50.0%, respectively. Organic sales growth was 7.3%. Overall, sales increased $55.5 million, or 17.6%, to $371.3 million. Volume increased 6.1%, reflecting strong results in Australia, New Zealand, India and China, related primarily to new product introductions and increased marketing. Pricing increased 1.2% as increases on soy sauce in Indonesia, LongFong® frozen products in China and nutritional products in India, were partially offset by price declines in convenience meals in Australia. Divestitures, net of acquisitions, reduced sales 0.8%, and favorable exchange translation rates increased sales by 11.1%.

Gross profit increased $24.2 million, or 24.1%, to $124.8 million, and the gross profit margin increased to 33.6% from 31.8%. These increases were due to increased volume, favorable sales mix and favorable foreign exchange translation rates, partially offset by increased commodity costs. Operating income increased by a record $17.1 million, or 50.0%, to $51.3 million, primarily due to the increase in gross profit and the impact of headcount reductions that occurred over the last year, partially offset by increased marketing expense.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $2.9 million, or 0.8%, to $363.7 million. Organic sales increased 0.5% driven by pricing which increased sales 3.2%, largely due to commodity-related price increases and reduced promotional spending on Heinz® ketchup and frozen soup. The core ketchup and sauces business performed well, with ketchup sales up 9%; overall volume decreased 2.7%, reflecting declines in the PPI business unit and tomato products which more than offset the increase in Heinz® ketchup. Divestitures reduced sales 1.3%.

Gross profit decreased $11.0 million, or 9.9%, to $100.3 million, and the gross profit margin decreased to 27.6% from 30.4% as increased commodity and manufacturing costs along with the volume decline were only partially offset by increased pricing. Operating income decreased $11.5 million, or 20.9%, to $43.5 million, due primarily to the decrease in gross profit.

Rest of World

Sales for Rest of World increased $6.6 million, or 8.6%, to $82.6 million. Volume increased 6.3% due primarily to Heinz® ketchup sales in Latin America. Higher pricing increased sales by 9.4%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa. This growth was somewhat offset by a reduction of 6.9% due to divestitures and another 0.2% due to unfavorable foreign exchange translation rates.

Gross profit increased $2.9 million, or 11.2%, to $28.8 million, due mainly to increased pricing, higher volume and improved business mix. Operating income increased $1.4 million, or 16.4% to $10.2 million.

Liquidity and Financial Position

Cash provided by operating activities was $9.1 million, a decrease of $38.4 million from the prior year. The decrease in the first quarter of Fiscal 2008 versus Fiscal 2007 is primarily due to higher inventories and unfavorable movement in income taxes, partially offset by favorable movement in accounts payable and approximately $35 million of cash paid in the prior year for reorganization costs related to workforce reductions in Fiscal 2006. The higher inventory levels reflect stock-building required to support customer service demands created by the Company’s strong growth. The

Company expects this increase in inventory to persist through the first half of the year and return to more normal levels in the back half of the fiscal year as it invests in additional capacity. The Company continues to make progress in reducing its cash conversion cycle, with a reduction of 3 days, to 44 days in the first quarter of Fiscal 2008, reflecting improvements in receivables and accounts payable.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of approximately $30 million related to this revaluation which was paid during the third quarter of Fiscal 2007. Additionally, cash flow from operations is expected to be improved by approximately $100 million over the five to twenty year tax amortization period.

Cash used for investing activities totaled $101.2 million compared to $13.6 million last year. In Fiscal 2008, cash paid for acquisitions, net of divestitures, required $24.4 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand, partially offset by the divestiture of a tomato paste business in Portugal. Proceeds from divestitures, net of acquisitions, provided $10.4 million in Fiscal 2007 primarily related to the Company’s sale in the first quarter of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina. Capital expenditures totaled $58.2 million (2.6% of sales) compared to $38.9 million (1.9% of sales) in the prior year, which reflect capacity-related spending in support of future growth and an ongoing investment in better systems. Proceeds from disposals of property, plant and equipment were $0.2 million compared to $24.4 million in the prior year.

Cash used by financing activities totaled $224.3 million compared to $142.3 million last year. Proceeds from short-term debt and commercial paper were $16.1 million this year compared to payments of $10.5 million in the prior year. Payments on long-term debt were $1.1 million in the current year compared to $22.5 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $127.3 million this year compared to $1.3 million in the prior year, in line with the Company’s plans for repurchasing $500 million in net shares in Fiscal 2008. Dividend payments totaled $123.2 million, compared to $116.4 million for the same period last year, reflecting an 8.6% increase in the annual dividend on common stock.

At August 1, 2007, the Company had total debt of $4.88 billion (including $29.4 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $352.0 million. Total debt balances since prior year end increased slightly primarily due to share repurchases.

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

As of August 1, 2007, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

The impact of inflation on both the Company’s financial position and the results of operations is not expected to adversely affect Fiscal 2008 results.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended August 1, 2007. For additional information, refer to pages 24 and 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of the beginning of fiscal year 2008. As of the date of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $241.8 million. However, the net obligation to taxing authorities under FIN 48 was $142.6 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The liability at August 1, 2007 was not materially different from the liability at the date of adoption. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. For additional information, see Note 4, “Income Taxes” in Item 1—“Financial Statements.”

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond Heinz’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to,

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, energy, and raw material costs,

•	the availability of raw materials and packaging,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings,

•	the ability to identify and complete and the timing, pricing and success of acquisitions, joint ventures, divestitures, and other strategic initiatives,

•	approval of acquisitions and divestitures by competition authorities, and satisfaction of other legal requirements,

•	the ability to successfully complete cost reduction programs,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 2, 2007.

The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by the securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the first quarter ended August 1, 2007. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 2, 2007. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 2, 2007, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of Fiscal 2008, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

May 3, 2007 - May 30, 2007	—	$—	—	—
May 31, 2007 - June 27, 2007	550,000	46.39	—	—
June 28, 2007 - August 1, 2007	2,585,000	45.59	—	—

Total	3,135,000	$45.73	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of August 1, 2007, the maximum number of shares that may yet be purchased under the 2006 program is 20,284,792.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report under this item.

Item 5.	Other Information

Nothing to report under this item.

Item 6.	Exhibits

Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K and any exhibits filed pursuant to Item 601(b)(2) of Regulation S-K may omit certain schedules. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

   3(i). The Company’s Second Amended and Restated Articles of Incorporation.

   3(ii). The Company’s By-Laws, as amended and effective August 15, 2007.

   10(a).  Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees).

   (ii). Form of Stock Option Award and Agreement.

   (iii). Form of Restricted Stock Unit Award and Agreement.

(iv).	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees).

   (v). Form of Restricted Stock Unit Award and Agreement (U.S. Employees Retention).

   (vi). Second Amended and Restated Global Stock Purchase Plan.

   (vii). Second Amended and Restated Fiscal Year 2003 Stock Incentive Plan.

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

Date: August 24, 2007

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 24, 2007

By:	/s/ Edward J. McMenamin
Edward J. McMenamin
Senior Vice President—Finance
and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

DESCRIPTION OF EXHIBIT

Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are furnished herewith. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K and any exhibits filed pursuant to Item 601(b)(2) of Regulation S-K may omit certain schedules. The Company agrees to furnish such documents to the Commission upon request. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(i).  The Company’s Second Amended and Restated Articles of Incorporation.

3(ii).  The Company’s By-Laws, as amended and effective August 15, 2007.

10(a).  Management contracts and compensatory plans:

(i).  Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees).

(ii).  Form of Stock Option Award and Agreement.

(iii).  Form of Restricted Stock Unit Award and Agreement.

(iv).	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees).

(v).  Form of Restricted Stock Unit Award and Agreement (U.S. Employees Retention).

(vi).  Second Amended and Restated Global Stock Purchase Plan.

(vii).  Second Amended and Restated Fiscal Year 2003 Stock Incentive Plan.

12.  Computation of Ratios of Earnings to Fixed Charges.

31(a).  Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).  Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).  18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

32(b).  18 U.S.C. Section 1350 Certification by the Chief Financial Officer.