Form 10-Q
period 2007-10-31
HEINZ H J CO
filed 2007-11-29
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated filer ☒     Accelerated Filer ☐     Non- Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 31, 2007 was 316,918,132 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 31,	November 1,
	2007	2006
	FY 2008	FY 2007
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,523,379	$2,232,225
Cost of products sold	1,591,577	1,385,627

Gross profit	931,802	846,598
Selling, general and administrative expenses	510,806	463,613

Operating income	420,996	382,985
Interest income	10,482	7,103
Interest expense	97,482	80,172
Other expense, net	10,778	7,106

Income from continuing operations before income taxes	323,218	302,810
Provision for income taxes	96,181	105,379

Income from continuing operations	227,037	197,431
Loss from discontinued operations, net of tax	—	5,856

Net income	$227,037	$191,575

Income/(loss) per common share:
Diluted
Continuing operations	$0.71	$0.59
Discontinued operations	—	(0.02)

Net income	$0.71	$0.57

Average common shares outstanding—diluted	321,903	334,617

Basic
Continuing operations	$0.72	$0.60
Discontinued operations	—	(0.02)

Net income	$0.72	$0.58

Average common shares outstanding—basic	317,073	330,670

Cash dividends per share	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 31,	November 1,
	2007	2006
	FY 2008	FY 2007
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$4,771,664	$4,292,145
Cost of products sold	3,001,462	2,673,130

Gross profit	1,770,202	1,619,015
Selling, general and administrative expenses	982,552	916,388

Operating income	787,650	702,627
Interest income	23,363	14,395
Interest expense	188,712	155,798
Other expense, net	19,368	14,817

Income from continuing operations before income taxes	602,933	546,407
Provision for income taxes	170,602	154,875

Income from continuing operations	432,331	391,532
Loss from discontinued operations, net of tax	—	5,856

Net income	$432,331	$385,676

Income/(loss) per common share:
Diluted
Continuing operations	$1.34	$1.17
Discontinued operations	—	(0.02)

Net income	$1.34	$1.15

Average common shares outstanding—diluted	323,790	334,767

Basic
Continuing operations	$1.36	$1.18
Discontinued operations	—	(0.02)

Net income	$1.36	$1.16

Average common shares outstanding—basic	319,069	331,077

Cash dividends per share	$0.76	$0.70

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	May 2,
	2007	2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$576,233	$652,896
Receivables, net	1,153,939	996,852
Inventories:
Finished goods and work-in-process	1,205,314	943,449
Packaging material and ingredients	311,681	254,508

Total inventories	1,516,995	1,197,957

Prepaid expenses	144,653	132,561
Other current assets	55,864	38,736

Total current assets	3,447,684	3,019,002

Property, plant and equipment	4,279,591	4,054,863
Less accumulated depreciation	2,204,169	2,056,710

Total property, plant and equipment, net	2,075,422	1,998,153

Goodwill	2,981,586	2,834,639
Trademarks, net	934,013	892,749
Other intangibles, net	439,849	412,484
Other non-current assets	885,375	875,999

Total other non-current assets	5,240,823	5,015,871

Total assets	$10,763,929	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	May 2,
	2007	2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$100,585	$165,054
Portion of long-term debt due within one year	626,764	303,189
Accounts payable	1,303,527	1,181,078
Salaries and wages	74,524	85,818
Accrued marketing	285,045	262,217
Other accrued liabilities	378,185	414,130
Income taxes	76,599	93,620

Total current liabilities	2,845,229	2,505,106

Long-term debt	4,585,131	4,413,641
Deferred income taxes	490,328	463,666
Non-pension post-retirement benefits	263,837	253,117
Other liabilities and minority interest	573,823	555,813

Total long-term liabilities	5,913,119	5,686,237
Shareholders’ Equity:
Capital stock	107,847	107,851
Additional capital	589,345	580,606
Retained earnings	5,957,270	5,778,617

	6,654,462	6,467,074
Less:
Treasury stock at cost (114,178,354 shares at October 31, 2007 and 109,317,154 shares at May 2, 2007)	4,641,406	4,406,126
Accumulated other comprehensive loss	7,475	219,265

Total shareholders’ equity	2,005,581	1,841,683

Total liabilities and shareholders’ equity	$10,763,929	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31, 2007	November 1, 2006
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$432,331	$385,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	122,436	112,091
Amortization	18,718	13,869
Deferred tax provision/(benefit)	20,461	(36,039)
Other items, net	3,886	(2,762)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(71,853)	(57,511)
Inventories	(276,309)	(196,715)
Prepaid expenses and other current assets	(4,847)	12,654
Accounts payable	53,584	21,094
Accrued liabilities	(76,041)	(67,469)
Income taxes	(6,232)	79,640

Cash provided by operating activities	216,134	264,528

Cash Flows from Investing Activities:
Capital expenditures	(132,309)	(89,542)
Proceeds from disposals of property, plant and equipment	783	34,167
Acquisitions, net of cash acquired	(85,540)	(68,457)
Proceeds from divestitures	48,330	3,904
Other items, net	(37,312)	(9,042)

Cash used for investing activities	(206,048)	(128,970)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,336)	(49,832)
Net proceeds from commercial paper and short-term debt	336,663	130,185
Dividends	(244,390)	(232,458)
Purchases of treasury stock	(269,745)	(204,062)
Exercise of stock options	27,251	107,236
Other items, net	16,695	13,382

Cash used for financing activities	(135,862)	(235,549)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	—	33,511
Effect of exchange rate changes on cash and cash equivalents	49,113	748

Net decrease in cash and cash equivalents	(76,663)	(65,732)
Cash and cash equivalents at beginning of year	652,896	445,427

Cash and cash equivalents at end of period	$576,233	$379,695

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. See Note 5 for additional information.

(3)	Discontinued Operations

Net loss from discontinued operations was $5.9 million (net of $2.6 million of tax benefits) for the second quarter and six months ended November 1, 2006, primarily reflecting purchase price adjustments related to the Fiscal 2006 European seafood and Tegel® poultry sale transactions.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2007, by reportable segment, are as follows:

	North
	American
	Consumer		Asia/	U.S.	Rest of
	Products	Europe	Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at May 2, 2007	$1,081,673	$1,259,514	$214,964	$262,823	$15,665	$2,834,639
Acquisitions	—	—	48,686	—	—	48,686
Purchase accounting adjustments	4,020	(2,000)	—	—	—	2,020
Disposals	—	(1,239)	—	—	—	(1,239)
Translation adjustments	19,918	64,657	12,139	—	766	97,480

Balance at October 31, 2007	$1,105,611	$1,320,932	$275,789	$262,823	$16,431	$2,981,586

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $58 million. The Company recorded a preliminary purchase price allocation related to this acquisition and expects to finalize this allocation upon completion of valuation procedures. During the second quarter of Fiscal 2008, the Company acquired the remaining interest in its Shanghai LongFong Foods business. The purchase price for this transaction consisted of approximately $18 million in cash and $15 million of deferred consideration. Operating results of the acquired businesses have been included in the consolidated statement of income from the respective acquisition dates forward. Pro-forma results of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Trademarks and other intangible assets at October 31, 2007 and May 2, 2007, subject to amortization expense, are as follows:

	October 31, 2007			May 2, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$201,626	$(66,891)	$134,735	$196,703	$(63,110)	$133,593
Licenses	208,186	(138,210)	69,976	208,186	(135,349)	72,837
Recipes/processes	66,729	(17,322)	49,407	64,315	(15,779)	48,536
Customer related assets	159,066	(25,750)	133,316	152,668	(19,183)	133,485
Other	71,526	(57,590)	13,936	70,386	(56,344)	14,042

	$707,133	$(305,763)	$401,370	$692,258	$(289,765)	$402,493

Amortization expense for trademarks and other intangible assets subject to amortization was $6.2 million and $1.9 million for the second quarters ended October 31, 2007 and November 1, 2006, respectively, and $13.4 million and $10.2 million for the six months ended October 31, 2007 and November 1, 2006, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter ended November 1, 2006. Based upon the amortizable intangible assets recorded on the balance sheet as of October 31, 2007, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

Intangible assets not subject to amortization at October 31, 2007 totaled $972.5 million and consisted of $799.3 million of trademarks, $131.1 million of recipes/processes, and $42.1 million of licenses. Intangible assets not subject to amortization at May 2, 2007, totaled $902.7 million and consisted of $759.2 million of trademarks, $126.6 million of recipes/processes, and $16.9 million of licenses.

(5)	Income Taxes

The Company adopted FIN 48 on May 3, 2007. As a result of adoption, the Company recognized a $9.3 million decrease to retained earnings and a $1.7 million decrease to additional capital from the cumulative effect of adoption.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $183.7 million and $196.9 million, on May 3, 2007 and October 31, 2007, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $71.2 million and $79.8 million, on May 3, 2007 and October 31, 2007, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of the date of adoption was $55.9 million and $2.2 million, respectively. The corresponding amounts of accrued interest and penalties at October 31, 2007 were $61.9 million and $2.6 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $70 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all U.S. federal income tax matters for years through Fiscal 2003, with the exception of Research & Experimentation tax credit (“R&E credit”) claims for fiscal years 2000 through 2003, and the Company’s appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. In the Company’s major non-U.S. jurisdictions, the Company has substantially concluded all income tax matters for years through Fiscal 2002.

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

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of October 31, 2007, the Company had outstanding stock option awards, restricted stock units and restricted stock awards. These awards were issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan, as described on pages 54 to 59 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $10.2 million and $3.7 million for the second quarter ended October 31, 2007 and $17.4 million and $6.0 million for the six months ended October 31, 2007, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $12.1 million and $4.3 million for the second quarter ended November 1, 2006 and $18.2 million and $6.5 million for the six months ended November 1, 2006, respectively.

The Company granted 1,345,173 and 894,930 option awards to employees during the second quarters ended October 31, 2007 and November 1, 2006, respectively. The weighted average fair value per share of the options granted during the six months ended October 31, 2007 and November 1, 2006 as computed using the Black-Scholes pricing model, was $6.25 and $6.69, respectively. These awards were sourced from the 2000 and 2003 Plans. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 31,	November 1,
	2007	2006

Dividend yield	3.3%	3.3%
Expected volatility	15.8%	17.9%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	4.3%	4.7%

The Company granted 609,670 and 348,000 restricted stock units to employees during the six months ended October 31, 2007 and November 1, 2006, respectively, at weighted average grant prices of $45.85 and $41.71, respectively.

In Fiscal 2008, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year return to shareholders due to change in stock price and dividends between the starting and ending values. The starting value was established based on the average of each LTPP peer group Company stock price for the 60 trading days prior to and including May 2, 2007. The ending value will be based on the average stock price for the 60 days prior to and including the close of the Fiscal 2009 year end, plus dividends paid over the 2 year performance period. The Fiscal 2008-2009 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The Company also granted performance awards in Fiscal 2007 under the 2007-2008 LTPP. The compensation cost related to both Long-Term Performance Plans recognized in G&A, and the related tax benefit was $1.1 million and $0.4 million for the second quarter ended October 31, 2007 and $7.6 million and $2.9 million for the six months ended October 31, 2007, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $1.1 million and $0.4 million for the second quarter ended November 1, 2006 and $4.9 million and $1.9 million for the six months ended November 1, 2006, respectively.

(7)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$10,088	$10,659	$1,616	$1,617
Interest cost	38,513	33,764	3,910	3,836
Expected return on plan assets	(57,591)	(49,240)	—	—
Amortization of prior service cost	(290)	(838)	(1,192)	(1,524)
Amortization of unrecognized loss	11,251	12,964	1,145	1,479

Net periodic benefit cost	$1,971	$7,309	$5,479	$5,408

	Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$19,780	$21,189	$3,203	$3,236
Interest cost	75,700	67,202	7,782	7,673
Expected return on plan assets	(113,297)	(97,982)	—	—
Amortization of prior service cost	(563)	(1,683)	(2,384)	(3,049)
Amortization of unrecognized loss	21,981	25,808	2,286	2,959

Net periodic benefit cost	$3,601	$14,534	$10,887	$10,819

As of October 31, 2007, the Company has contributed $26.8 million to fund its obligations under these plans. The Company expects to make combined cash contributions of approximately $52 million in Fiscal 2008.

(8)	Segments

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

Europe—This segment includes the Company’s operations in Europe, including Eastern Europe and Russia, and sells products in all of the Company’s categories.

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

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$756,233	$671,644	$1,420,905	$1,287,221
Europe	872,446	739,428	1,638,463	1,425,290
Asia/Pacific	395,846	338,999	767,191	654,845
U.S. Foodservice	406,441	406,222	770,109	772,835
Rest of World	92,413	75,932	174,996	151,954

Consolidated Totals	$2,523,379	$2,232,225	$4,771,664	$4,292,145

Operating income (loss):
North American Consumer Products	$177,471	$165,965	$329,881	$309,179
Europe	159,987	139,386	298,382	258,735
Asia/Pacific	55,755	45,761	107,006	79,929
U.S. Foodservice	51,494	59,537	95,043	114,593
Rest of World	12,809	10,384	22,960	19,102
Non-Operating(a)	(36,520)	(38,048)	(65,622)	(78,911)

Consolidated Totals	$420,996	$382,985	$787,650	$702,627

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Ketchup and Sauces	$999,421	$915,149	$1,971,263	$1,816,124
Meals and Snacks	1,147,943	1,009,344	2,092,765	1,863,287
Infant Foods	268,875	213,202	507,825	426,899
Other	107,140	94,530	199,811	185,835

Total	$2,523,379	$2,232,225	$4,771,664	$4,292,145

(9)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	FY 2008	FY 2007	FY 2008	FY 2007
	(In thousands)

Income from continuing operations	$227,037	$197,431	$432,331	$391,532
Preferred dividends	3	4	6	7

Income from continuing operations applicable to common stock	$227,034	$197,427	$432,325	$391,525

Average common shares outstanding—basic	317,073	330,670	319,069	331,077
Effect of dilutive securities:
Convertible preferred stock	115	122	110	120
Stock options, restricted stock and the global stock purchase plan	4,715	3,825	4,611	3,570

Average common shares outstanding—diluted	321,903	334,617	323,790	334,767

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 7.9 million shares of common stock for the second quarter and six months ended October 31, 2007 and 10.8 million shares of common stock for the second quarter and six months ended November 1, 2006, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2014. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

(10)	Comprehensive Income

	Second Quarter Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2007	2006	2007	2006
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Net income	$227,037	$191,575	$432,331	$385,676
Other comprehensive income:
Foreign currency translation adjustments	158,076	62,981	228,755	92,388
Minimum pension liability adjustment	(8,672)	1,764	(4,888)	4,469
Net deferred gains/(losses) on derivatives from periodic revaluations	313	(2,417)	(7,620)	(11,407)
Net deferred (gains)/losses on derivatives reclassified to earnings	(8,054)	8,913	(4,457)	15,026

Comprehensive income	$368,700	$262,816	$644,121	$486,152

(11)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures. There have been no material changes in the Company’s market risk during the six months ended October 31, 2007. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

As of October 31, 2007, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $8.9 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the second quarter and six months ended October 31, 2007 and November 1, 2006. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarter and six months ended October 31, 2007 and November 1, 2006.

The Company had outstanding cross currency swaps with a total notional amount of $2.0 billion and $1.9 billion as of October 31, 2007 and November 1, 2006, respectively, which were designated as net investment hedges of foreign operations. These contracts are scheduled to mature within two years. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $61.6 million ($43.1 million after-tax) and $67.1 million ($44.1 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the second quarter and six months ended October 31, 2007, respectively. A net gain of $2.0 million ($2.2 million after-tax) and a net loss of $9.4 million ($2.4 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the second quarter and six months ended November 1, 2006, respectively. Gains of $1.7 million and $4.2 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the second quarter and six months ended October 31, 2007, respectively. Gains of $4.8 million and $9.9 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the second quarter and six months ended November 1, 2006, respectively.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. As of October 31, 2007, the Company maintained foreign currency forward contracts with a total notional amount of $181.1 million that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark to market basis through current earnings and mature during the third quarter of Fiscal 2008. Net unrealized losses related to these contracts totaled $6.7 million at October 31, 2007.

(12)	Supplemental Non-Cash Investing and Financing Activities

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

THREE MONTHS ENDED OCTOBER 31, 2007 AND NOVEMBER 1, 2006

Results of Continuing Operations

Sales for the three months ended October 31, 2007 increased $291 million, or 13.0%, to $2.52 billion, with growth in all five business segments. Volume increased 5.5%, with solid growth in Europe, the North American Consumer Products segment, Australia and the emerging markets (Russia, Indonesia, China, India, Poland, Latin America, Czech Republic, Egypt, South Africa and Middle East). Notably, the emerging markets achieved a 10.0% volume increase and accounted for 22% of Heinz’s total sales growth in the second quarter of Fiscal 2008. Net pricing increased sales by 2.6%, mainly in the North American segments, as well as our business in Latin America. Foreign exchange translation rates increased sales by 5.0%.

Sales of the Company’s top 15 brands grew 13.8% from the year-ago quarter, as sales of ketchup rose 5.0% and sales of beans and soups increased 15.7%. The growth in the top brands was led by Heinz®, Smart Ones®, Classico®, Boston Market®, and Plasmon®.

Gross profit increased $85 million, or 10.1%, to $932 million, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 36.9% from 37.9%, as pricing and productivity improvements were more than offset by increased commodity costs, reflecting higher costs for dairy, oils, tomato products and other key ingredients.

Selling, general and administrative expenses (“SG&A”) increased $47 million, or 10.2%, to $511 million. As a percentage of sales, SG&A decreased to 20.2% from 20.8%. The 10.2% increase in SG&A is due to a 23.0% increase in marketing expense to support brands across the Company, a 16.7% increase in research and development costs and higher selling and distribution costs resulting from increased volume as well as foreign exchange translation rates.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $66 million, or 12.6%, to $586 million on a gross sales increase of 12.7%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $48 million, or 10.8%, to $491 million, and decreased as a percentage of gross sales to 16.3% from 16.6%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $18 million, or 23.0%, to $95 million, as we increased consumer marketing across the Company’s businesses supporting our top brands.

Operating income increased $38 million, or 9.9%, to $421 million, reflecting the strong sales growth, productivity improvements and solid operating performance.

Net interest expense increased $14 million, to $87 million, largely due to higher debt in Fiscal 2008, related primarily to share repurchase activity, as well as rate increases. Other expenses, net, increased $4 million to $11 million, chiefly due to increased currency losses on foreign currency contracts designed to mitigate volatility of earning from foreign subsidiaries, partially offset by a gain recognized on the sale of our business in Zimbabwe.

The effective tax rate for the current quarter was 29.8% compared to 34.8% last year. The effective tax rate in the current quarter reflects discrete benefits totaling approximately $7 million primarily resulting from repatriation costs. The effect of discrete items and a greater percentage of income generated in lower taxed foreign jurisdictions are the primary reasons for the reduced tax rate. We expect a current year annual effective tax rate of around 31%.

Income from continuing operations was $227 million compared to $197 million in the year earlier quarter, an increase of 15.0%. Diluted earnings per share from continuing operations was $0.71 in the current year compared to $0.59 in the prior year, up 20.3%, which benefited from a 3.8% reduction in fully diluted shares outstanding.

Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European Seafood and Tegel® poultry businesses, in line with the Company’s plan to exit non-strategic businesses. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the second quarter and six months ended November 1, 2006, primarily resulting from purchase price adjustments pursuant to the transaction agreements. In accordance with accounting principles generally accepted in the United States of America, these adjustments have been included in discontinued operations in the Company’s consolidated statements of income.

OPERATING RESULTS BY BUSINESS SEGMENT

During the first quarter of Fiscal 2008, the Company changed its segment reporting to reclassify its business in India from the Rest of World segment to the Asia/Pacific segment, reflecting organizational changes. Prior periods have been conformed to the current presentation. (See Note 8 to the condensed consolidated financial statements for further discussion of the Company’s reportable segments).

North American Consumer Products

Sales of the North American Consumer Products segment increased $85 million, or 12.6%, to $756 million. Volume increased 6.7%, due primarily to Smart Ones® frozen entrees and desserts, Boston Market® frozen entrees and Classico® pasta sauces. Smart Ones® was the largest contributor to the overall volume improvement and is largely a result of increased consumption, new products and anticipated price increases in the third quarter. These volume improvements were partially offset by declines in Heinz® ketchup, due to a shift in the timing of sales resulting from an August price increase and competitor promotions, and in Ore-Ida® frozen potatoes, reflecting the effects of a price increase at the beginning of this fiscal year. The Ore-Ida® frozen potatoes price increase, along with reduced promotions on Classico® pasta sauces, resulted in overall price gains of 3.0%. The prior year acquisition of Renee’s Gourmet Foods increased sales 0.9% and favorable Canadian exchange translation rates increased sales 1.9%.

Gross profit increased $24 million, or 8.3%, to $310 million, due primarily to the volume and pricing increases. The gross profit margin decreased to 41.0% from 42.6%, due to increased commodity costs along with increased manufacturing costs in the Canadian business. Operating income increased $12 million, or 6.9%, to $177 million, driven by strong sales growth and partially offset by increased marketing and research and development costs.

Europe

Heinz Europe posted very strong results in the quarter as sales and operating income increased 18.0% and 14.8%, respectively. Overall, sales increased $133 million, or 18.0%, to $872 million. Volume increased 9.1%, principally due to strong performance on Heinz® ketchup, soup, beans and salad cream, Italian infant nutrition and Pudliszki® branded products in Poland. Net pricing increased sales 1.3%, resulting chiefly from commodity-related price increases taken on products in Russia as well as price increases on Weight Watchers® and Aunt Bessie’s® branded products in the frozen business in the U.K. Divestitures reduced sales 1.6% and favorable exchange translation rates increased sales by 9.2%.

Gross profit increased $44 million, or 14.9%, to $339 million, driven largely by the increased volume and price along with favorable foreign exchange rates. The gross profit margin decreased to 38.9% from 39.9% due to increased commodity costs and higher manufacturing costs in our business in the Netherlands. Operating income increased $21 million, or 14.8%, to $160 million, due to the increase in sales and gross profit, partially offset by an $11 million increase in marketing primarily supporting our Italian infant nutrition and U.K. businesses.

Asia/Pacific

Heinz Asia/Pacific posted very strong results in the quarter as sales and operating income increased 16.8% and 21.8%, respectively. Overall, sales increased $57 million, or 16.8%, to $396 million. Volume increased 3.5%, reflecting strong results in Australia, India and China, related primarily to new product introductions and increased marketing. Pricing increased 2.6% reflecting increases on soy sauce and syrup in Indonesia, LongFong® frozen products in China and nutritional products in India. Acquisitions, net of divestitures, increased sales 2.2%, primarily due to the first quarter acquisition of the license for the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand. Favorable exchange translation rates increased sales by 8.4%.

Gross profit increased $21 million, or 18.6%, to $132 million, and the gross profit margin increased to 33.3% from 32.8%. These increases were due to increased volume and pricing, favorable sales mix and favorable foreign exchange translation rates, partially offset by increased commodity costs. Operating income increased by $10 million, or 21.8%, to $56 million, primarily due to the increase in gross profit, partially offset by increased marketing and general/administrative expenses.

U.S. Foodservice

U.S. Foodservice sales of $406 million increased slightly during the quarter. Pricing increased sales 2.1%, largely due to commodity-related price increases and reduced promotional spending on Heinz® ketchup, tomato products and frozen soup. Overall volume decreased 1.7%, reflecting declines in tomato products and frozen appetizers, partially offset by an increase in frozen desserts. Divestitures reduced sales 0.3%.

Gross profit decreased $10 million, or 8.5%, to $113 million, and the gross profit margin decreased to 27.8% from 30.4% as higher commodity costs, particularly oil and dairy, were only partially offset by increased pricing. Operating income decreased $8 million, or 13.5%, to $51 million, due primarily to increased commodity costs, partially offset by reduced general and administrative expenses.

Rest of World

Sales for Rest of World increased $16 million, or 21.7%, to $92 million. Volume increased 6.7% due primarily to strong performance across all the businesses within this segment, highlighted by increased infant nutrition sales in Latin America. Higher pricing increased sales by 13.8%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa. This growth was enhanced by 1.3% due to favorable foreign exchange translation rates.

Gross profit increased $6 million, or 22.5%, to $34 million, due mainly to increased pricing, higher volume and improved business mix. Operating income increased $2 million, or 23.4% to $13 million.

SIX MONTHS ENDED OCTOBER 31, 2007 AND NOVEMBER 1, 2006

Results of Continuing Operations

Sales for the six months ended October 31, 2007 increased $480 million, or 11.2%, to $4.77 billion. Volume increased 4.0%, as continued solid growth in the North American Consumer Products segment, Australia, New Zealand and the emerging markets were combined with strong performance of Heinz® ketchup, beans and soup in Europe and Italian infant nutrition. The emerging markets produced a 10.2% volume increase and accounted for 22.1% of Heinz’s total sales growth for the six months ended October 31, 2007. These increases were partially offset by volume declines in the U.S. Foodservice segment. Net pricing increased sales by 2.7%, mainly in the North American Consumer Products and U.S. Foodservice segments, as well as our businesses in the U.K. and Latin America. Divestitures, net of acquisitions, decreased sales by 0.3%. Foreign exchange translation rates increased sales by 4.8%.

Sales of the Company’s top 15 brands grew 12.2% from prior year, led by strong increases in Heinz®, Smart Ones®, Classico®, Boston Market®, Plasmon® and Weight Watchers®. These increases are a result of the Company’s strategy of focused innovation and marketing support behind these top brands.

Gross profit increased $151 million, or 9.3%, to $1.77 billion, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 37.1% from 37.7%, as pricing and productivity improvements were more than offset by increased commodity costs. The most significant commodity cost increases were for dairy, oils, tomato products and other key ingredients.

SG&A increased $66 million, or 7.2%, to $983 million. As a percentage of sales, SG&A decreased to 20.6% from 21.4%. The increase in SG&A is due to a 24.1% increase in marketing expense, a 15.2% increase in research and development costs and higher selling and distribution costs resulting from increased volume as well as foreign exchange translation rates. These increases were partially offset by reduced general and administrative expenses, which benefited from effective cost control and headcount reductions that took place last year. Additionally, the prior year included costs related to the proxy contest of approximately $12 million.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $73 million, or 7.1%, to $1.10 billion on a gross sales increase of 10.0%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $37 million, or 4.2%, to $913 million, but decreased as a percentage of gross sales to 16.1% from 16.9%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $36 million, or 24.1%, to $183 million, as we increased consumer marketing across the Company’s businesses supporting our top brands.

Operating income increased $85 million, or 12.1%, to $788 million, reflecting the strong sales growth, productivity improvements and solid operating performance, despite increased commodity costs.

Net interest expense increased $24 million, to $165 million, largely due to higher debt in Fiscal 2008 due to share repurchase activity, and to rate increases. Other expenses, net, increased $5 million to $19 million, chiefly due to increased currency losses on foreign currency contracts designed to mitigate volatility of earnings from foreign subsidiaries, partially offset by a gain recognized on the sale of our business in Zimbabwe.

Both the current and prior year-to-date effective tax rates were 28.3%. The current year effective tax rate is benefiting from a greater percentage of income occurring in lower taxed foreign jurisdictions. The effective tax rate in the current year also reflects discrete benefits of approximately $23 million resulting primarily from the tax effects of law changes in foreign jurisdictions and repatriation costs. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation reduced Fiscal 2007 tax expense by approximately $35 million. Of this $35 million tax benefit, approximately $27 million was recorded in the first six months of Fiscal 2007.

Income from continuing operations was $432 million compared to $392 million in the prior year, an increase of 10.4%, due to the increase in operating income, which was partially offset by a higher net interest expense. Diluted earnings per share from continuing operations were $1.34 in the current year compared to $1.17 in the prior year, up 14.5%, which also benefited from a 3.3% reduction in fully diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $134 million, or 10.4%, to $1.42 billion. Volume increased 5.1%, due primarily to Smart Ones® frozen entrees and desserts, Boston Market® frozen entrees and Classico® pasta sauces. The Smart Ones® volume improvement is largely a result of increased consumption, new products and anticipated price increases in the third quarter. These volume improvements were partially offset by a decline in Ore-Ida® frozen potatoes reflecting the effects of a price increase at the beginning of this fiscal year. The Ore-Ida® frozen potatoes price increase, along with reduced promotions on Classico® pasta sauces and Smart Ones® frozen entrees, resulted in overall price gains of 2.5%. The prior year acquisition of Renee’s Gourmet Foods increased sales 1.4% and favorable Canadian exchange translation rates increased sales 1.4%.

Gross profit increased $40 million, or 7.4%, to $586 million, due primarily to the volume and pricing increases. The gross profit margin decreased to 41.3% from 42.4%, due primarily to increased commodity costs. Operating income increased $21 million, or 6.7%, to $330 million, due to the increase in gross profit, partially offset by increased selling and distribution expenses, reflecting higher volumes, and increased marketing and research and development costs.

Europe

Heinz Europe sales increased $213 million, or 15.0%, to $1.64 billion. Volume increased 5.9%, principally due to strong performance on Heinz® ketchup, soup and beans, Italian infant nutrition, Pudliszki® branded products in Poland, and Heinz® sauces and infant feeding products in Russia. These increases were partially offset by volume declines on frozen products due to the elimination of some low profit items. Net pricing increased sales 2.3%, resulting chiefly from price increases taken on Heinz® ketchup, beans and soup as well as price increases on Weight Watchers® and Aunt Bessie’s® branded products. Divestitures reduced sales 1.8% and favorable exchange translation rates increased sales by 8.6%.

Gross profit increased $79 million, or 13.9%, to $646 million, and the gross profit margin decreased to 39.4% from 39.8%. The 13.9% increase reflects improved pricing and volume and the favorable impact of exchange translation rates, while the decline in gross profit margin is largely due to increased commodity costs and higher manufacturing costs in our business in the Netherlands. Operating income increased $40 million, or 15.3%, to $298 million, due to the increase in gross profit, partially offset by increased marketing expense of $21 million in support of our strong brands across Europe.

Asia/Pacific

Heinz Asia/Pacific sales increased $112 million, or 17.2%, to $767 million. Volume increased 4.8%, reflecting strong results in Australia, New Zealand, India and China, related primarily to new product introductions and increased marketing of $7 million. Pricing increased 1.9% as increases on soy sauce and nutritional beverages in Indonesia, LongFong® frozen products in China and nutritional products in India, were partially offset by price declines in convenience meals in Australia. Acquisitions, net of divestitures, increased sales 0.8%, and favorable exchange translation rates increased sales by 9.7%.

Gross profit increased $45 million, or 21.2%, to $257 million, and the gross profit margin increased to 33.5% from 32.3%. These increases were due to increased volume, pricing, favorable sales mix and foreign exchange translation rates, despite increased commodity costs. Operating income increased by $27 million, or 33.9%, to $107 million, primarily reflecting the increase in gross profit and the impact of headcount reductions that occurred over the last year, partially offset by increased marketing expense.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $3 million, or 0.4%, to $770 million. Pricing increased sales 2.6%, largely due to commodity-related price increases and reduced promotional spending on Heinz® ketchup and frozen soup. The core ketchup and sauces business performed well, with ketchup sales up 4.4%. Overall volume decreased 2.2%, reflecting declines in the non-branded portion control business, tomato products and frozen appetizers which more than offset the increase in Heinz® ketchup. Divestitures reduced sales 0.8%.

Gross profit decreased $22 million, or 9.2%, to $213 million, and the gross profit margin decreased to 27.7% from 30.4% as increased commodity and manufacturing costs along with the volume decline were only partially offset by increased pricing and productivity. Operating income decreased $20 million, or 17.1%, to $95 million, due primarily to increased commodity costs.

Rest of World

Sales for Rest of World increased $23 million, or 15.2%, to $175 million. Volume increased 6.5% due primarily to infant nutrition sales in Latin America as well as strong performance across our Middle East business. Higher pricing increased sales by 11.6%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa. Divestitures reduced growth 3.5% and favorable foreign exchange increased sales 0.5%.

Gross profit increased $9 million, or 17.0%, to $63 million, due mainly to increased pricing, higher volume and improved business mix. Operating income increased $4 million, or 20.2% to $23 million.

Liquidity and Financial Position

For the first six months of Fiscal 2008, cash provided by operating activities was $216 million, a decrease of $48 million from the prior year, but in line with the Company’s operating plan. The decrease in Fiscal 2008 versus Fiscal 2007 is primarily due to higher inventories and unfavorable movement in income taxes, partially offset by favorable movement in accounts payable and approximately $45 million of cash paid in the prior year for reorganization costs related to workforce reductions in Fiscal 2006. The higher inventory levels were required to support customer service demands created by the Company’s strong growth. The Company expects a return to more normal inventory levels in the back half of the fiscal year as it invests in additional capacity. The Company continued to make progress in reducing its cash conversion cycle in the first half of the year, with a reduction of 2 days, to 47 days in Fiscal 2008 compared to Fiscal 2007, reflecting improvements in receivables and accounts payable.

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

Cash used for investing activities totaled $206 million compared to $129 million last year. Capital expenditures totaled $132 million (2.8% of sales) compared to $90 million (2.1% of sales) last year, which reflect capacity-related spending in support of future growth and an ongoing investment in better systems. Proceeds from disposals of property, plant and equipment were $1 million compared to $34 million in the prior year. In Fiscal 2008, cash paid for acquisitions, net of divestitures, required $37 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. In the first six months of Fiscal 2007, acquisitions, net of divestitures, used $65 million primarily related to the Company’s purchase of Renée’s Gourmet Foods, partially offset by the sale of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K., and a pet food business in Argentina.

Cash used by financing activities totaled $136 million compared to $236 million last year. Proceeds from short-term debt and commercial paper were $337 million this year compared to $130 million in the prior year. Payments on long-term debt were $2 million in the current year compared to $50 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $242 million this year compared to $97 million in the prior year, in line with the Company’s plans for repurchasing $500 million in net shares in Fiscal 2008. Dividend payments totaled $244 million, compared to $232 million for the same period last year, reflecting an 8.6% increase in the annual dividend on common stock.

At October 31, 2007, the Company had total debt of $5.31 billion (including $91 million relating to the fair value of interest rate swaps) and cash and cash equivalents of $576 million. Total debt balances since prior year end increased primarily due to share repurchases.

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

As of October 31, 2007, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

During the first half of Fiscal 2008, the Company has experienced inflationary increases in commodity costs and expects this trend to continue for the remainder of Fiscal 2008. Strong sales growth, price increases, continued productivity improvements and the Company’s geographic diversity are helping to mitigate these increases.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 31, 2007. For additional information, refer to pages 24 and 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of the beginning of fiscal year 2008. As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $259 million. However, the net obligation to taxing authorities under FIN 48 was approximately $158 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these net obligations within the next year. The Company is unable to make a reasonably reliable estimate when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. For additional information, see Note 5, “Income Taxes” in Item 1—“Financial Statements.”

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	the ability to identify and complete and the timing, pricing, and success of acquisitions, joint ventures, divestitures, and other strategic initiatives,

•	approval of acquisitions and divestitures by competition authorities and satisfaction of other legal requirements,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation, and international operations, particularly the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 2, 2007.

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

There have been no material changes in the Company’s market risk during the six months ended October 31, 2007. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

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

Nothing to report under this item.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 2, 2007. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended May 2, 2007, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of Fiscal 2008, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

August 2, 2007—August 29, 2007	2,891,000	$43.71	—	—
August 30, 2007—September 26, 2007	—	—	—	—
September 27, 2007—October 31, 2007	—	—	—	—

Total	2,891,000	$43.71	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of October 31, 2007, the maximum number of shares that may yet be purchased under the 2006 program is 17,393,792.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania, on August 15, 2007. The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

		Shares
Director	Shares For	Withheld

W. R. Johnson	268,602,014	4,584,550
C. E. Bunch	267,293,522	5,893,042
L. S. Coleman, Jr	268,774,523	4,412,041
J. G. Drosdick	268,957,499	4,229,065
E. E. Holiday	262,135,860	11,050,704
C. Kendle	269,684,752	3,501,812
D. R. O’Hare	267,892,641	5,293,923
N. Peltz	268,438,213	4,748,351
D. H. Reilley	267,795,884	5,390,680
L. C. Swann	269,445,300	3,741,264
T. J. Usher	267,913,261	5,273,303
M. F. Weinstein	267,620,650	5,565,914

Shareholders also acted upon the following proposals at the Annual Meeting:

Ratified the Audit Committee’s selection of PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending April 30, 2008. Votes totaled 268,479,673 for, 2,472,882 against or withheld, and 2,234,009 abstentions.

Approved the amendment and extension of the Amended and Restated H.J. Heinz Company Global Stock Purchase Plan. Votes totaled 214,480,070 for, 7,265,477 against or withheld, and 2,833,112 abstentions.

Approved the performance metrics for use under the Amended and Restated Fiscal Year 2003 Stock Incentive Plan. Votes totaled 211,818,760 for, 9,449,158 against or withheld, and 3,310,742 abstentions.

Approved the amendment of the By-Laws and Amended and Restated Articles of Incorporation to reduce the affirmative shareholder vote required to amend or repeal provisions relating to limitation of director liability and director and officer indemnification. Votes totaled 214,815,132 for, 6,399,384 against or withheld, and 3,364,143 abstentions.

Did not approve the amendment of the Amended and Restated Articles of Incorporation to reduce the affirmative shareholder vote required to approve certain business combinations with 10% shareholders. Votes totaled 214,235,131 for, 6,856,312 against or withheld, and 3,487,215 abstentions. The favorable vote of 80% of the voting power of shares outstanding was necessary for this proposal to be approved.

Approved the amendment of the Amended and Restated Articles of Incorporation to require that each director be elected by a majority of the votes cast. Votes totaled 204,220,696 for, 17,697,840 against or withheld, and 2,660,124 abstentions.

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

3(i).	Second Amended and Restated Articles of Incorporation of H.J. Heinz Company dated August 15, 2007, amending and restating the amended and restated Articles of Amendment in their entirety (incorporated by reference to Exhibit 4.1 of H.J. Heinz Company’s Form S-8 dated August 24, 2007).
10.	Time Sharing Agreement dated as of September 14, 2007, between H.J. Heinz Company and William R. Johnson (incorporated by reference to Exhibit 10.1 of H.J. Heinz Company’s Form 8-K dated September 14, 2007).
12.	Computation of Ratios of Earnings to Fixed Charges.
31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)

Date: November 29, 2007

By	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 29, 2007

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

3(i).	Second Amended and Restated Articles of Incorporation of H.J. Heinz Company dated August 15, 2007, amending and restating the amended and restated Articles of Amendment in their entirety (incorporated by reference to Exhibit 4.1 of H.J. Heinz Company’s Form S-8 dated August 24, 2007).
10.	Time Sharing Agreement dated as of September 14, 2007, between H.J. Heinz Company and William R. Johnson (incorporated by reference to Exhibit 10.1 of H.J. Heinz Company’s Form 8-K dated September 14, 2007).
12.	Computation of Ratios of Earnings to Fixed Charges.
31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.