Form 10-Q
period 2008-01-30
HEINZ H J CO
filed 2008-02-26
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2008
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 30, 2008 was 315,149,351 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 30,	January 31,
	2008	2007
	FY 2008	FY 2007
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,610,863	$2,295,192
Cost of products sold	1,675,447	1,443,076

Gross profit	935,416	852,116
Selling, general and administrative expenses	529,360	475,788

Operating income	406,056	376,328
Interest income	9,296	14,752
Interest expense	93,462	86,054
Other expense, net	2,532	9,203

Income before income taxes	319,358	295,823
Provision for income taxes	100,826	76,785

Net income	$218,532	$219,038

Net income per share—diluted	$0.68	$0.66

Average common shares outstanding—diluted	321,381	332,509

Net income per share—basic	$0.69	$0.67

Average common shares outstanding—basic	316,610	328,466

Cash dividends per share	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 30,	January 31,
	2008	2007
	FY 2008	FY 2007
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$7,382,527	$6,587,337
Cost of products sold	4,676,909	4,116,206

Gross profit	2,705,618	2,471,131
Selling, general and administrative expenses	1,511,912	1,392,176

Operating income	1,193,706	1,078,955
Interest income	32,659	29,147
Interest expense	282,174	241,852
Other expense, net	21,900	24,020

Income from continuing operations before income taxes	922,291	842,230
Provision for income taxes	271,428	231,660

Income from continuing operations	650,863	610,570
Loss from discontinued operations, net of tax	—	(5,856)

Net income	$650,863	$604,714

Income/(loss) per common share
Diluted
Continuing operations	$2.01	$1.83
Discontinued operations	—	(.02)

Net income	$2.01	$1.81

Average common shares outstanding—diluted	323,032	333,985

Basic
Continuing operations	$2.04	$1.85
Discontinued operations	—	(.02)

Net income	$2.04	$1.83

Average common shares outstanding—basic	318,301	330,192

Cash dividends per share	$1.14	$1.05

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 30,	May 2,
	2008	2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$644,765	$652,896
Receivables, net	1,321,871	996,852
Inventories:
Finished goods and work-in-process	1,121,142	943,449
Packaging material and ingredients	323,420	254,508

Total inventories	1,444,562	1,197,957

Prepaid expenses	147,279	132,561
Other current assets	52,349	38,736

Total current assets	3,610,826	3,019,002

Property, plant and equipment	4,292,357	4,054,863
Less accumulated depreciation	2,232,013	2,056,710

Total property, plant and equipment, net	2,060,344	1,998,153

Goodwill	2,948,004	2,834,639
Trademarks, net	923,991	892,749
Other intangibles, net	429,961	412,484
Other non-current assets	855,534	875,999

Total other non-current assets	5,157,490	5,015,871

Total assets	$10,828,660	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 30,	May 2,
	2008	2007*
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$86,982	$165,054
Portion of long-term debt due within one year	629,276	303,189
Accounts payable	1,190,877	1,181,078
Salaries and wages	82,277	85,818
Accrued marketing	309,627	262,217
Other accrued liabilities	403,373	414,130
Income taxes	66,953	93,620

Total current liabilities	2,769,365	2,505,106

Long-term debt	4,765,452	4,413,641
Deferred income taxes	458,673	463,666
Non-pension post-retirement benefits	261,786	253,117
Other liabilities and minority interest	573,402	555,813

Total long-term liabilities	6,059,313	5,686,237

Shareholders’ Equity:
Capital stock	107,847	107,851
Additional capital	602,354	580,606
Retained earnings	6,054,398	5,778,617

	6,764,599	6,467,074
Less:
Treasury stock at cost (115,947,135 shares at January 30, 2008 and 109,317,154 shares at May 2, 2007)	4,724,857	4,406,126
Accumulated other comprehensive loss	39,760	219,265

Total shareholders’ equity	1,999,982	1,841,683

Total liabilities and shareholders’ equity	$10,828,660	$10,033,026

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 30, 2008	January 31, 2007
	FY 2008	FY 2007
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$650,863	$604,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	185,783	172,986
Amortization	28,544	21,686
Deferred tax benefit	(11,806)	(24,651)
Other items, net	(11,840)	5,849
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(156,564)	(69,250)
Inventories	(218,628)	(181,390)
Prepaid expenses and other current assets	(6,944)	14,045
Accounts payable	(46,369)	(128,660)
Accrued liabilities	(23,386)	(28,677)
Income taxes	81,015	3,013

Cash provided by operating activities	470,668	389,665

Cash Flows from Investing Activities:
Capital expenditures	(201,479)	(150,516)
Proceeds from disposals of property, plant and equipment	1,518	41,850
Acquisitions, net of cash acquired	(85,863)	(85,928)
Net proceeds/(payments) related to divestitures	60,748	(4,811)
Other items, net	(77,820)	(27,486)

Cash used for investing activities	(302,896)	(226,891)

Cash Flows from Financing Activities:
Payments on long-term debt	(4,258)	(51,054)
Net proceeds from commercial paper and short-term debt	403,470	456,197
Dividends	(365,794)	(347,797)
Purchases of treasury stock	(368,756)	(498,667)
Exercise of stock options	46,974	194,167
Other items, net	56,458	10,747

Cash used for financing activities	(231,906)	(236,407)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	—	33,511
Effect of exchange rate changes on cash and cash equivalents	56,003	13,705

Net decrease in cash and cash equivalents	(8,131)	(26,417)
Cash and cash equivalents at beginning of year	652,896	445,427

Cash and cash equivalents at end of period	$644,765	$419,010

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Thus, the Company will be required to adopt these Standards on April 30, 2009, the first day of its 2010 fiscal year. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on its consolidated financial statements.

(3)	Discontinued Operations

Net loss from discontinued operations was $5.9 million (net of $2.6 million of tax benefits) for the nine months ended January 31, 2007, primarily reflecting purchase price adjustments related to the Fiscal 2006 European seafood and Tegel® poultry sale transactions.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 30, 2008, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at May 2, 2007	$1,081,673	$1,259,514	$214,964	$262,823	$15,665	$2,834,639
Acquisitions	—	—	43,691	—	—	43,691
Purchase accounting adjustments	2,820	(2,443)	—	—	—	377
Disposals	—	(1,239)	—	—	—	(1,239)
Translation adjustments	13,598	42,536	14,673	—	(271)	70,536

Balance at January 30, 2008	$1,098,091	$1,298,368	$273,328	$262,823	$15,394	$2,948,004

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s ® and Rose’s ® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $58 million. The Company recorded a preliminary purchase price allocation related to this acquisition and expects to finalize this allocation upon completion of valuation procedures. During the second quarter of Fiscal 2008, the Company acquired the remaining interest in its Shanghai LongFong Foods business. The purchase price for this transaction consisted of approximately $18 million in cash and $15 million of deferred consideration. Operating results of the acquired businesses have been included in the consolidated statement of income from the respective acquisition dates forward. Pro-forma results of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Trademarks and other intangible assets at January 30, 2008 and May 2, 2007, subject to amortization expense, are as follows:

	January 30, 2008			May 2, 2007
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$200,114	$(67,554)	$132,560	$196,703	$(63,110)	$133,593
Licenses	208,186	(139,640)	68,546	208,186	(135,349)	72,837
Recipes/processes	71,331	(18,363)	52,968	64,315	(15,779)	48,536
Customer related assets	163,566	(28,417)	135,149	152,668	(19,183)	133,485
Other	69,539	(58,046)	11,493	70,386	(56,344)	14,042

	$712,736	$(312,020)	$400,716	$692,258	$(289,765)	$402,493

Amortization expense for trademarks and other intangible assets subject to amortization was $7.1 million and $6.6 million for the third quarters ended January 30, 2008 and January 31, 2007, respectively, and $20.5 million and $16.7 million for the nine months ended January 30, 2008 and January 31, 2007, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter of Fiscal 2007. Based upon the amortizable intangible assets recorded on the balance sheet as of January 30, 2008, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

Intangible assets not subject to amortization at January 30, 2008 totaled $953.2 million and consisted of $791.4 million of trademarks, $126.5 million of recipes/processes, and $35.3 million of licenses. Intangible assets not subject to amortization at May 2, 2007 totaled $902.7 million and consisted of $759.2 million of trademarks, $126.6 million of recipes/processes, and $16.9 million of licenses.

(5)	Income Taxes

The Company adopted FIN 48 on May 3, 2007. As a result of adoption, the Company recognized a $9.3 million decrease to retained earnings and a $1.7 million decrease to additional capital from the cumulative effect of adoption.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $183.7 million and $182.4 million, on May 3, 2007 and January 30, 2008, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $71.2 million and $71.8 million, on May 3, 2007 and January 30, 2008, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of the date of adoption was $55.9 million and $2.2 million, respectively. The corresponding amounts of accrued interest and penalties at January 30, 2008 were $54.8 million and $2.6 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $62 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all U.S. federal income tax matters for years through Fiscal 2003, with the exception of Research & Experimentation tax credit claims for fiscal years 2000 through 2003, and the Company’s appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. In the Company’s major non-U.S. jurisdictions, the Company has substantially concluded all income tax matters for years through Fiscal 2002.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of approximately $30 million related to this revaluation which was paid during the third quarter of Fiscal 2007. This revaluation is expected to benefit cash flow from operations by approximately $90 million over the five to twenty year tax amortization period.

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of January 30, 2008, the Company had outstanding stock option awards, restricted stock units and restricted stock awards. These awards were issued pursuant to various shareholder-approved plans and a shareholder authorized employee stock purchase plan, as described on pages 54 to 59 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007. The compensation cost related to these plans is recognized primarily in general and administrative expenses (“G&A”). The compensation cost and related tax benefit, was $7.1 million and $2.7 million for the third quarter ended January 30, 2008 and $24.5 million and

$8.7 million for the nine months ended January 30, 2008, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $7.2 million and $2.4 million for the third quarter ended January 31, 2007 and $25.4 million and $8.9 million for the nine months ended January 31, 2007, respectively.

The Company granted 6,982 option awards to employees during the third quarter of Fiscal 2008. The Company granted 1,345,173 and 894,930 option awards to employees during the second quarters of Fiscal 2008 and Fiscal 2007, respectively. The weighted average fair value per share of the options granted during the nine months ended January 30, 2008 and January 31, 2007 as computed using the Black-Scholes pricing model, was $6.25 and $6.69, respectively. These awards were sourced from the shareholder approved 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 30,	January 31,
	2008	2007

Dividend yield	3.3%	3.3%
Expected volatility	15.7%	17.9%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	4.3%	4.7%

The Company granted 671,218 and 357,595 restricted stock units to employees during the nine months ended January 30, 2008 and January 31, 2007 at weighted average grant prices of $46.03 and $41.78, respectively.

In Fiscal 2008, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group Company stock price for the 60 trading days prior to and including May 2, 2007. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2009 year end, plus dividends paid over the 2 year performance period. The Fiscal 2008-2009 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The Company also granted performance awards in Fiscal 2007 under the 2007-2008 LTPP. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit, was $9.4 million and $3.2 million for the third quarter ended January 30, 2008 and $17.0 million and $6.2 million for the nine months ended January 30, 2008, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $4.9 million and $1.9 million for the third quarter ended January 31, 2007 and $9.8 million and $3.8 million for the nine months ended January 31, 2007, respectively.

(7)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$10,049	$10,890	$1,628	$1,601
Interest cost	38,346	34,302	3,926	3,815
Expected return on plan assets	(57,299)	(50,096)	—	—
Amortization of prior service cost	(375)	(870)	(1,193)	(1,524)
Amortization of unrecognized loss	11,152	13,118	1,147	1,479
Gain due to curtailment, settlement and special termination benefits	—	(846)	—	—

Net periodic benefit cost	$1,873	$6,498	$5,508	$5,371

	Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$29,829	$32,079	$4,831	$4,837
Interest cost	114,046	101,504	11,708	11,488
Expected return on plan assets	(170,596)	(148,078)	—	—
Amortization of prior service cost	(938)	(2,553)	(3,577)	(4,573)
Amortization of unrecognized loss	33,133	38,926	3,433	4,438
Gain due to curtailment, settlement and special termination benefits	—	(846)	—	—

Net periodic benefit cost	$5,474	$21,032	$16,395	$16,190

As of January 30, 2008, the Company has contributed $40.2 million to fund its obligations under these plans. The Company expects to make combined cash contributions of approximately $50 million in Fiscal 2008.

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

Rest of World—This segment includes the Company’s operations in Africa, Latin America and the Middle East that sell products in all of the Company’s categories.

The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Intersegment revenues and items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$807,634	$714,536	$2,228,539	$2,001,757
Europe	923,087	812,996	2,561,550	2,238,286
Asia/Pacific	386,573	303,325	1,153,764	958,171
U.S. Foodservice	400,606	386,013	1,170,715	1,158,848
Rest of World	92,963	78,322	267,959	230,275

Consolidated Totals	$2,610,863	$2,295,192	$7,382,527	$6,587,337

Operating income (loss):
North American Consumer Products	$183,427	$161,862	$513,308	$471,041
Europe	164,288	151,904	462,670	410,639
Asia/Pacific	40,739	29,483	147,745	109,412
U.S. Foodservice	46,767	54,343	141,810	168,936
Rest of World	11,186	10,075	34,146	29,177
Non-Operating(a)	(40,351)	(31,339)	(105,973)	(110,250)

Consolidated Totals	$406,056	$376,328	$1,193,706	$1,078,955

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Ketchup and Sauces	$1,010,904	$890,018	$2,982,167	$2,706,142
Meals and Snacks	1,235,032	1,085,428	3,327,797	2,948,715
Infant/Nutrition	276,263	236,019	784,088	662,918
Other	88,664	83,727	288,475	269,562

Total	$2,610,863	$2,295,192	$7,382,527	$6,587,337

(9)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	FY 2008	FY 2007	FY 2008	FY 2007
	(In Thousands)

Income from continuing operations	$218,532	$219,038	$650,863	$610,570
Preferred dividends	3	3	9	10

Income from continuing operations applicable to common stock	$218,529	$219,035	$650,854	$610,560

Average common shares outstanding—basic	316,610	328,466	318,301	330,192
Effect of dilutive securities:
Convertible preferred stock	116	123	110	123
Stock options, restricted stock and the global stock purchase plan	4,655	3,920	4,621	3,670

Average common shares outstanding—diluted	321,381	332,509	323,032	333,985

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 7.7 million shares of common stock for the third quarter and nine months ended January 30, 2008 and 9.2 million shares of common stock for the third quarter and nine months ended January 31, 2007, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2014. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

(10)	Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2008	2007	2008	2007
	FY 2008	FY 2007	FY 2008	FY 2007
	(Thousands of Dollars)

Net income	$218,532	$219,038	$650,863	$604,714
Other comprehensive income:
Foreign currency translation adjustments	(70,478)	57,067	158,277	149,455
Minimum pension liability adjustment	24,459	4,394	19,571	8,863
Net deferred gains/(losses) on derivatives from periodic revaluations	23,370	5,384	15,750	(6,023)
Net deferred (gains)/losses on derivatives reclassified to earnings	(9,636)	(1,405)	(14,093)	13,621

Comprehensive income	$186,247	$284,478	$830,368	$770,630

(11)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures. There have been no material changes in the Company’s market risk during the nine months ended January 30, 2008. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

As of January 30, 2008, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $5.1 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the third quarter and nine months ended January 30, 2008 and January 31, 2007. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarter and nine months ended January 30, 2008 and January 31, 2007.

The Company had outstanding cross currency swaps with a total notional amount of $1.6 billion and $1.9 billion as of January 30, 2008 and January 31, 2007, respectively, which were designated as net investment hedges of foreign operations. The Company assesses hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $29.7 million ($28.4 million after-tax) and $96.8 million ($72.5 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the third quarter and nine months ended January 30, 2008, respectively. Net losses of $21.3 million ($12.2 million after-tax) and $30.7 million ($14.6 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the third quarter and nine months ended January 31, 2007, respectively. Changes in the fair value of swaps excluded from the assessment of hedge effectiveness were not significant for the third quarter ended January 30, 2008 and resulted in a gain of $4.2 million for the nine months ended January 30, 2008. These amounts were included in current period earnings as a component of interest expense for the nine months ended January 30, 2008. Gains of $3.2 million and $13.1 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the third quarter and nine months ended January 31, 2007, respectively.

In February 2008, the Company terminated all of the cross currency swaps that were referred to above. The notional amount of these contracts totaled $1.6 billion and upon settlement, the Company paid $93.2 million of cash to the counterparties which will be presented in the consolidated statements of cash flows within investing activities in the appropriate period as a component of other items, net. During Fiscal 2008, the Company terminated interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these contracts totaled $612.0 million. The Company received $40.2 million of cash in the third quarter of Fiscal 2008 and $70.3 million of cash in the fourth quarter of Fiscal 2008. These amounts are, or will be, presented in the condensed consolidated statements of cash flows within financing activities in the appropriate period as a component of other items, net. The $110.5 million gain is being amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average of 22 years). The unwinding of the net investment hedges and interest rate swaps described above were completed in conjunction with the reorganization of our foreign operations and our interest rate swap portfolio.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. The Company maintained foreign currency forward contracts with a total notional amount of $234.3 million and $111.2 million as of January 30, 2008 and January 31, 2007, respectively, that do not qualify as hedges, but which have the impact of largely mitigating volatility associated with earnings from foreign subsidiaries. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized gains related to these contracts totaled $2.4 million and $0.6 million at January 30, 2008 and January 31, 2007, respectively. These contracts are scheduled to mature during the fourth quarter of Fiscal 2008. As of January 30, 2008, the Company maintained commodity derivative contracts with a total notional amount of $7.8 million that do not qualify as hedges, but which have the economic impact of largely mitigating commodity price exposures. These contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of cost of products sold. Net unrealized gains related to these contracts totaled $2.6 million at January 30, 2008. These contracts are scheduled to mature within four months.

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

THREE MONTHS ENDED JANUARY 30, 2008 AND JANUARY 31, 2007

Results of Operations

Sales for the three months ended January 30, 2008 increased $316 million, or 13.8%, to $2.61 billion, with growth in all five business segments. Volume increased 5.2%, driven by a 9.8% volume increase in Asia/Pacific, combined with solid growth in Europe, North American Consumer Products and U.S. Foodservice segments. Notably, the Company’s emerging markets (Russia, Indonesia, China, India, Poland, Latin America, Czech Republic, Egypt, South Africa and Middle East) achieved an 8% volume increase and accounted for over 20% of Heinz’s total sales growth in the third quarter of Fiscal 2008. Net pricing increased sales by 3.4%, mainly in the North American Consumer Products and European segments, as well as our businesses in Latin America and Indonesia. Foreign exchange translation rates increased sales by 5.3%.

Sales of the Company’s top 15 brands grew 16.8% from the year-ago quarter, as sales of ketchup rose 7.8% and sales of beans and soups increased 15.8%. The growth in the top brands was led by Heinz®, Ore-Ida®, Smart Ones®, Classico®, Weight Watchers®, and ABC®.

Gross profit increased $83 million, or 9.8%, to $935 million, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 35.8% from 37.1%, as pricing and productivity improvements were more than offset by increased commodity costs, reflecting higher costs for dairy, oils, grains and other key ingredients.

Selling, general and administrative expenses (“SG&A”) decreased as a percentage of sales to 20.3% from 20.7%, but increased $54 million, or 11.3%, to $529 million. The 11.3% increase in SG&A is primarily due to a 16.2% increase in marketing expense and 18.5% increase in research and development costs to support brands across the Company, and higher selling and distribution costs resulting from foreign exchange translation rates and increased volume.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $54 million, or 9.5%, to $618 million on a gross sales increase of 12.8%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $41 million, or 8.4%, to $525 million, and decreased as a percentage of gross sales to 16.7% from 17.4%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $13 million, or 16.2%, to $93 million, which was primarily in our U.S. retail frozen business as we continued supporting our top brands.

Operating income increased $30 million, or 7.9%, to $406 million, reflecting the strong sales growth, productivity improvements, solid operating performance and favorable foreign exchange which more than offset significant commodity cost increases.

Net interest expense increased $13 million, to $84 million, largely due to higher debt in Fiscal 2008, related primarily to share repurchase activity. Other expenses, net, decreased $7 million to $3 million, chiefly due to gains on foreign currency contracts designed to mitigate volatility of earnings from foreign subsidiaries.

The effective tax rate for the current quarter was 31.6% compared to 26.0% last year. The current quarter’s tax rate is higher than the prior year’s primarily due to the negative effects of a tax law change in a foreign jurisdiction that occurred during the current quarter and a benefit in the prior year from the reversal of a foreign tax reserve. These items were partially offset by reduced repatriation costs in the current period. The current year annual effective tax rate is expected to be approximately 31%.

Net income was consistent with the prior year quarter at $219 million, reflecting the 560 basis point increase in the tax rate. Diluted earnings per share was $0.68 in the current year compared to $0.66 in the prior year, up 3.0%, reflecting the higher tax rate and a 3.3% reduction in fully diluted shares outstanding.

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

North American Consumer Products

North American Consumer Products continued to deliver consistently strong results, with sales and operating income up 13.0% and 13.3%, respectively. Overall, sales increased $93 million, to $808 million. Volume increased 5.4%, due primarily to Smart Ones® frozen entrees, largely due to new products such as Fruit Inspirations® and Anytime Selections®, as well as Classico® pasta sauces, due to new products and a shift in timing of sales resulting from a recent price increase. Ore-Ida® frozen potatoes and Boston Market® frozen entrees also contributed to the volume improvement. Net pricing increased 4.5% largely due to Fiscal 2008 price increases instituted on Ore-Ida® frozen potatoes, Heinz® ketchup and Smart Ones® frozen entrees. Favorable Canadian exchange translation rates increased sales 3.0%.

Gross profit increased $38 million, or 13.3%, to $325 million, due primarily to the volume and pricing increases. The gross profit margin increased slightly to 40.2% from 40.1%, as increased commodity costs were offset by productivity improvements, pricing and favorable mix. Last year’s results were impacted by increased manufacturing costs resulting from inefficiencies during the start-up phase of a plant consolidation. Operating income increased $22 million, or 13.3%, to $183 million, driven by strong sales growth, which was partially offset by increased marketing, research and development and general and administrative (“G&A”) costs.

Europe

Heinz Europe grew sales and operating income by 13.5% and 8.2%, respectively. Overall, sales increased $110 million, to $923 million. Volume increased 3.9%, principally due to the strong performance of Heinz® ketchup and soup in the U.K., Pudliszki® branded products in Poland, and new product introductions across continental Europe, such as Weight Watchers® Big Soups in Germany, Austria and Switzerland and new Honig® convenience meal varieties in the Netherlands. Net pricing increased sales 2.7%, resulting chiefly from prior year commodity-related price increases taken on convenience meal products in the U.K. and various products in Russia. Divestitures reduced sales 1.2% and favorable exchange translation rates increased sales by 8.1%.

Gross profit increased $22 million, or 6.8%, to $346 million, driven largely by increased volume and price and favorable foreign exchange rates. The gross profit margin decreased to 37.4% from 39.8% due primarily to increased commodity costs and higher manufacturing costs in our U.K. and European frozen businesses, which was mitigated somewhat by the pricing increases. Operating income increased $12 million, or 8.2%, to $164 million, due to the increase in sales and favorable foreign exchange rates, partially offset by increased commodity and selling and distribution expenses.

Asia/Pacific

Heinz Asia/Pacific sales and operating income increased 27.4% and 38.2%, respectively. Overall, sales increased $83 million, or 27.4%, to $387 million. Volume increased 9.8%, reflecting strong improvements across all businesses within this segment, resulting primarily from new product introductions and increased marketing. Leading these improvements were Australia, Indonesia and China. Pricing increased 4.2% reflecting increases on ABC® soy sauce and beverages in Indonesia, LongFong® frozen products in China and nutritional products in India. Acquisitions, net of divestitures, increased sales 2.8%, primarily due to the first quarter acquisition of the license for the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand. Favorable exchange translation rates increased sales by 10.7%.

Gross profit increased $26 million, or 27.0%, to $120 million, and the gross profit margin remained consistent at 31.2%. The increase was due to increased volume and pricing, favorable sales mix and favorable foreign exchange translation rates, partially offset by increased commodity costs. Operating income increased by $11 million, or 38.2%, to $41 million, primarily due to the increase in sales, partially offset by an increased marketing investment.

U.S. Foodservice

U.S. Foodservice sales increased $15 million, or 3.8%, to $401 million. Volume increased 4.3%, largely due to promotional timing and new products, partially offset by reduced industry traffic reported by many of our customers. Specifically, the volume growth benefited from new frozen dessert product sales to the Company’s casual dining customers as well as increases in frozen soup. Pricing decreased sales by 0.5% as price increases in frozen soup were more than offset by declines in frozen desserts.

Gross profit decreased $7 million, or 6.0%, to $109 million, and the gross profit margin decreased to 27.3% from 30.1%, reflecting higher commodity and energy costs. This segment continues to be disproportionately hit by double-digit increases in commodity costs, approximately one-third of which were offset by gains on commodity derivative contracts which did not qualify for hedge accounting. Operating income decreased $8 million, or 13.9%, to $47 million, due primarily to the increase in commodity costs.

Rest of World

Sales for Rest of World increased $15 million, or 18.7%, to $93 million. Volume increased 2.5% due primarily to increased infant nutrition and tomato paste sales in Latin America. Higher pricing increased sales by 15.0%, largely due to commodity-related price increases in Latin America and South Africa. This growth was enhanced by 1.2% due to favorable foreign exchange translation rates.

Gross profit increased $5 million, or 18.4%, to $33 million, due mainly to increased pricing, higher volume and improved business mix. Operating income increased 11.0% to $11 million.

NINE MONTHS ENDED JANUARY 30, 2008 AND JANUARY 31, 2007

Results of Continuing Operations

Sales for the nine months ended January 30, 2008 increased $795 million, or 12.1%, to $7.38 billion, reflecting growth in all five business segments. Volume increased 4.4%, as continued solid growth in the North American Consumer Products segment, Australia, New Zealand and the emerging markets were combined with strong performance of Heinz® ketchup, beans and soup in Europe and Italian infant nutrition. The emerging markets produced a 9.5% volume increase and accounted for over 20% of Heinz’s total sales growth for the nine months ended January 30, 2008. Net pricing increased sales by 2.9%, mainly in the North American Consumer Products, European and

U.S. Foodservice segments and our businesses in Latin America and Indonesia. Divestitures, net of acquisitions, decreased sales by 0.2%. Foreign exchange translation rates increased sales by 4.9%.

Sales of the Company’s top 15 brands grew 13.8% from prior year, led by strong increases in Heinz®, Smart Ones®, Classico®, Boston Market®, Plasmon®, Weight Watchers® and ABC®. These increases are a result of the Company’s strategy of focused innovation and marketing support behind these top brands.

Gross profit increased $234 million, or 9.5%, to $2.71 billion, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 36.6% from 37.5%, as pricing and productivity improvements were more than offset by increased commodity costs. The most significant commodity cost increases were for dairy, oils, tomato products and other key ingredients.

SG&A increased $120 million, or 8.6%, to $1.51 billion. As a percentage of sales, SG&A decreased to 20.5% from 21.1%. The increase in SG&A is due to a 21.4% increase in marketing expense, a 16.3% increase in research and development costs and higher selling and distribution costs resulting from increased volume as well as foreign exchange translation rates. These increases were partially offset by the benefits of effective cost control and headcount reductions that took place last year and prior year costs related to the proxy contest.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $126 million, or 7.9%, to $1.71 billion on a gross sales increase of 11.0%. Marketing support recorded as a reduction of revenue, typically deals and allowances, increased $78 million, or 5.7%, to $1.44 billion, but decreased as a percentage of gross sales to 16.3% from 17.1%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $49 million, or 21.4%, to $277 million, as we increased consumer marketing across the Company’s businesses supporting innovation and our top brands.

Operating income increased $115 million, or 10.6%, to $1.19 billion, reflecting the strong sales growth, productivity improvements and favorable foreign exchange, partially offset by increased commodity costs.

Net interest expense increased $37 million, to $250 million, largely as a result of higher debt in Fiscal 2008 related to share repurchase activity, and to rate increases. Other expenses, net, decreased $2 million to $22 million, as losses on foreign currency contracts designed to mitigate volatility of earnings from foreign subsidiaries were more than offset by a gain recognized on the sale of our business in Zimbabwe.

The current year-to-date effective tax rate was 29.4% compared to 27.5% for the prior year. The current year effective tax rate benefits from a greater percentage of income occurring in lower taxed foreign jurisdictions and lower repatriation costs. However, these benefits were more than offset by prior year nonrecurring items. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation reduced Fiscal 2007 tax expense by approximately $35 million. Of this $35 million tax benefit, approximately $31 million was recorded in the first nine months of Fiscal 2007. During the third quarter of Fiscal 2007, final conditions necessary to reverse a foreign tax reserve were achieved, and as a result, the Company realized a non-cash tax benefit of $64.1 million. Also, during the third quarter of Fiscal 2007, the Company modified its plans for repatriation of foreign earnings, and as such, recorded incremental tax charges of $62.9 million in the prior year quarter.

Income from continuing operations was $651 million compared to $611 million in the prior year, an increase of 6.6%, due to the increase in operating income, which was partially offset by a higher net interest expense and a higher effective tax rate. Diluted earnings per share from continuing operations were $2.01 in the current year compared to $1.83 in the prior year, up 9.8%, which also benefited from a 3.3% reduction in fully diluted shares outstanding.

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

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $227 million, or 11.3%, to $2.23 billion. Volume increased 5.2%, due primarily to Smart Ones® frozen entrees and desserts, Boston Market® frozen entrees and Classico® pasta sauces. The Smart Ones® volume improvement is largely a result of increased consumption and new products. These volume improvements were partially offset by a decline in Ore-Ida® frozen potatoes reflecting the effects of a price increase at the beginning of this fiscal year. The Ore-Ida® frozen potatoes price increase, along with more efficient promotions on Classico® pasta sauces and price increases on Smart Ones® frozen entrees, resulted in overall price gains of 3.2%. The prior year acquisition of Renee’s Gourmet Foods in Canada increased sales 0.9% and favorable Canadian exchange translation rates increased sales 2.0%.

Gross profit increased $79 million, or 9.4%, to $911 million, due primarily to the volume and pricing increases. The gross profit margin decreased to 40.9% from 41.6%, as increased pricing, favorable mix and productivity improvements only partially offset increased commodity costs. Operating income increased $42 million, or 9.0%, to $513 million, due to the strong increase in sales, partially offset by higher commodity costs and increased marketing and research and development costs.

Europe

Heinz Europe sales increased $323 million, or 14.4%, to $2.56 billion. Volume increased 5.1%, principally due to strong performance on Heinz® ketchup, soup and beans, Italian infant nutrition, Pudliszki® branded products in Poland, and Heinz® sauces and infant feeding products in Russia. Volume also benefited from new product introductions across continental Europe, such as Weight Watchers® Big Soups in Germany, Austria and Switzerland. These increases were partially offset by volume declines on U.K. frozen products due to the elimination of some low profit items. Net pricing increased sales 2.5%, resulting chiefly from commodity-related price increases taken on Heinz® ketchup, beans and soup, and Weight Watchers® and Aunt Bessie’s® frozen products. Divestitures reduced sales 1.6% and favorable exchange translation rates increased sales by 8.4%.

Gross profit increased $101 million, or 11.3%, to $992 million, and the gross profit margin decreased to 38.7% from 39.8%. The 11.3% increase reflects improved pricing and volume and the favorable impact of exchange translation rates, while the decline in gross profit margin is largely due to increased commodity costs and higher manufacturing costs in our U.K., European frozen and Netherlands businesses. Operating income increased $52 million, or 12.7%, to $463 million, due to higher sales, partially offset by higher commodity costs and increased marketing spending of $22 million in support of our strong brands across Europe.

Asia/Pacific

Heinz Asia/Pacific sales increased $196 million, or 20.4%, to $1.15 billion. Volume increased 6.3%, reflecting strong improvements across all businesses within this segment, particularly Australia and India, related primarily to new product introductions and increased marketing, up $14 million, or 30.4%. Pricing increased 2.6% as increases on soy sauce and beverages in Indonesia, LongFong® frozen products in China and nutritional products in India, were partially offset by price declines in convenience meals in Australia. Acquisitions, net of divestitures, increased sales 1.5%, and favorable exchange translation rates increased sales by 10.0%.

Gross profit increased $71 million, or 23.0%, to $377 million, and the gross profit margin increased to 32.7% from 32.0%. These increases were due to increased volume, pricing, favorable sales mix and foreign exchange translation rates, which more than offset increased commodity costs. Operating income increased by $38 million, or 35.0%, to $148 million, primarily reflecting the increase in sales and gross margin, partially offset by increased marketing expense from investment in our brands along with increased selling and distribution and G&A expenses, due primarily to foreign exchange translation rates.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $12 million, or 1.0%, to $1.17 billion. Pricing increased sales 1.6%, largely due to commodity-related price increases and reduced promotional spending on Heinz® ketchup and frozen soup, partially offset by declines in frozen desserts. The core ketchup and sauces business performed well, with ketchup sales up 3.9%. Overall volume was flat, reflecting higher ketchup and frozen dessert volume offset by lower industry traffic which resulted in declines in the non-branded portion control business, tomato products and frozen appetizers. Divestitures reduced sales 0.5%.

Gross profit decreased $28 million, or 8.1%, to $323 million, and the gross profit margin decreased to 27.6% from 30.3% as increased commodity and manufacturing costs were only partially offset by increased pricing and productivity. Operating income decreased $27 million, or 16.1%, to $142 million, due primarily to the significant increase in commodity costs.

Rest of World

Sales for Rest of World increased $38 million, or 16.4%, to $268 million. Volume increased 5.2% due primarily to infant nutrition sales in Latin America as well as strong performance across our Middle East business. Higher pricing increased sales by 12.8%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa. Divestitures reduced growth 2.3% and favorable foreign exchange increased sales 0.8%.

Gross profit increased $14 million, or 17.5%, to $96 million, due mainly to increased pricing, higher volume and improved business mix. Operating income increased $5 million, or 17.0% to $34 million.

Liquidity and Financial Position

For the first nine months of Fiscal 2008, cash provided by operating activities was $471 million, an increase of $81 million from the prior year and in line with the Company’s operating plan. The increase in Fiscal 2008 versus Fiscal 2007 is primarily due to favorable movement in accounts payable, income taxes and cash paid in the prior year for reorganization costs related to workforce reductions in Fiscal 2006, partially offset by higher inventories and receivables. The higher inventory levels were required to support customer service demands created by the Company’s strong growth. The Company continued to make progress in reducing its cash conversion cycle, with a reduction of 2 days, to 50 days in Fiscal 2008 compared to Fiscal 2007, primarily reflecting improvements in accounts payable.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign income tax liability of approximately $30 million related to this revaluation which was paid during the third quarter of Fiscal 2007. Additionally, cash flow from operations is expected to be improved by approximately $90 million over the five to twenty year tax amortization period.

Cash used for investing activities totaled $303 million compared to $227 million last year. Capital expenditures totaled $201 million (2.7% of sales) compared to $151 million (2.3% of sales) last year, which reflect capacity-related spending in support of future growth and an ongoing investment in improved systems. Proceeds from disposals of property, plant and equipment were $2 million compared to $42 million in the prior year, representing the disposal of 12 plants during the prior year. In Fiscal 2008, cash paid for acquisitions, net of divestitures, required $25 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. In the first nine months of Fiscal 2007, acquisitions, net of divestitures, used $91 million primarily related to the Company’s purchase of Renée’s Gourmet Foods and the purchase of the minority ownership in our Heinz Petrosoyuz business in Russia. Divestitures in the prior year included the sale of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K. and a pet food business in Argentina. In addition, transaction costs related to the European seafood and Tegel® poultry divestitures were also paid during the prior year.

Cash used by financing activities totaled $232 million compared to $236 million last year. Proceeds from short-term debt and commercial paper were $403 million this year compared to $456 million in the prior year. Payments on long-term debt were $4 million in the current year compared to $51 million in the prior year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $322 million this year compared to $305 million in the prior year, in line with the Company’s plans for repurchasing $500 million in net shares in Fiscal 2008. Dividend payments totaled $366 million, compared to $348 million for the same period last year, reflecting an 8.6% increase in the annual dividend on common stock. During the third quarter of Fiscal 2008, the Company terminated interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these contracts totaled $235 million. The Company received $40 million of cash, which has been presented in the condensed consolidated statements of cash flows within financing activities as a component of other items, net.

In February 2008, the Company terminated additional interest rate swaps with a total notional amount of $377 million. The Company received $70 million of cash, which will be presented in financing activities in the consolidated statements of cash flows. This $70 million gain, along with the $40 million received in the current quarter, will be amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average of 22 years). Also, in February 2008, the Company terminated the cross currency swaps that were previously designated as net investment hedges of foreign operations. The notional amount of these contracts totaled $1.6 billion, and the Company paid $93 million of cash to the counterparties, which will be presented in investing activities in the consolidated statements of cash flows. The unwinding of the net investment hedges and interest rate swaps described above were completed in conjunction with the reorganization of our foreign operations and our interest rate swap portfolio.

At January 30, 2008, the Company had total debt of $5.48 billion (including $221 million relating to the SFAS No. 133 hedge accounting adjustments) and cash and cash equivalents of $645 million. Total debt balances since prior year end increased primarily due to share repurchases. Total debt is expected to be reduced by year-end fiscal 2008 as the Company anticipates strong cash flow in the fourth quarter of 2008.

The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow, and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.

As of January 30, 2008, the Company’s long-term debt ratings at Moody’s and Standard & Poor’s were Baa2 and BBB, respectively.

During the first nine months of Fiscal 2008, the Company has experienced inflationary increases in commodity costs and expects this trend to continue for the remainder of Fiscal 2008. Strong sales growth, price increases, continued productivity improvements and the Company’s geographic diversity are helping to mitigate these increases.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 30, 2008. For additional information, refer to pages 24 and 25 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of the beginning of fiscal year 2008. As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $240 million. However, the net obligation to taxing authorities under FIN 48 was approximately $158 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these net obligations within the next year. The Company is unable to make a reasonably reliable estimate when cash settlements with taxing authorities may occur.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated

Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Thus, the Company will be required to adopt these Standards on April 30, 2009, the first day of its 2010 fiscal year. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on its consolidated financial statements.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	economic or political instability in international markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended May 2, 2007.

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

There have been no material changes in the Company’s market risk during the nine months ended January 30, 2008. For additional information, refer to pages 25-26 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of Fiscal 2008, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs	Programs

November 1, 2007—November 28, 2007	—	—	—	—
November 29, 2007—December 26, 2007	—	—	—	—
December 27, 2007—January 30, 2008	2,297,600	$43.09	—	—

Total	2,297,600	$43.09	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of January 30, 2008, the maximum number of shares that may yet be purchased under the 2006 program is 15,096,192.

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

10.	Retirement and Consulting Agreement and a Non-Competition and Non-Solicitation Agreement dated January 30, 2008 between H.J. Heinz Company and Jeffrey P. Berger are hereby incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated February 1, 2008.
12.	Computation of Ratios of Earnings to Fixed Charges.
31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
 (Registrant)

Date: February 26, 2008

By	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2008

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

10.	Retirement and Consulting Agreement and a Non-Competition and Non-Solicitation Agreement dated January 30, 2008 between H.J. Heinz Company and Jeffrey P. Berger are hereby incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated February 1, 2008.
12.	Computation of Ratios of Earnings to Fixed Charges.
31(a).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b).	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a).	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b).	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.