Form 10-K
period 2008-04-30
HEINZ H J CO
filed 2008-06-19
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State of Incorporation)	(I.R.S. Employer Identification No.)
One PPG Place	15222
Pittsburgh, Pennsylvania	(Zip Code)
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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2007 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $14.2 billion.

The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2008, was 312,559,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 2008, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended April 30, 2008, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business.

H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 in Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the “Company”) manufacture and market an extensive line of food products throughout the world. The Company’s principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, infant nutrition and other processed food products.

The Company’s products are manufactured and packaged to provide safe, wholesome foods for consumers, as well as foodservice and institutional customers. Many products are prepared from recipes developed in the Company’s research laboratories and experimental kitchens. Ingredients are carefully selected, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then sealed. Products are processed by sterilization, blending, fermentation, pasteurization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market. Quality assurance procedures are designed for each product and process and applied to ensure quality and compliance with applicable laws.

The Company manufactures and contracts for the manufacture of its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar and other sweeteners including high fructose corn syrup, spices, flour and certain other fruits and vegetables are purchased from approved suppliers.

The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks

North America	22	4	Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli, Wyler’s, Heinz Bell ’Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Boston Market*, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Appetizers And, Inc., Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo
Europe	21	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Farex, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko
Asia/Pacific	17	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Star-Kist, Classico, Weight Watchers*, Pataks*, Cottee’s*, Rose’s*, Complan, Glucon D, Nycil
Rest of World	5	3	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Dieterba, HP, Lea & Perrins, Classico, Banquete

	65	9	* Used under license

The Company also owns or leases office space, warehouses, distribution centers and research and other facilities throughout the world. The Company’s food processing factories and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

The Company has developed or participated in the development of certain of its equipment, manufacturing processes and packaging, and maintains patents and has applied for patents for some of those developments. The Company regards these patents and patent applications as important but does not consider any one or group of them to be materially important to its business as a whole.

Although crops constituting some of the Company’s raw food ingredients are harvested on a seasonal basis, most of the Company’s products are produced throughout the year. Seasonal factors inherent in the business have always influenced the quarterly sales, operating income and cash flows of the Company. Consequently, comparisons between quarters have always been more meaningful when made between the same quarters of prior years.

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

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2008, one customer, Wal-Mart Stores Inc., represented 10.4% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal Year 2009 and the succeeding fiscal year are not material and are not expected to materially affect either the earnings, cash flows or competitive position of the Company.

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

The Company employed, on a full-time basis as of April 30, 2008, approximately 32,500 people around the world.

Segment information is set forth in this report on pages 69 through 72 in Note 15, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The annual election of officers is scheduled to occur on August 13, 2008.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 13, 2008)	Employment During Past Five Years

William R. Johnson	59	Chairman, President, and Chief Executive Officer since September 2000.
Theodore N. Bobby	57	Executive Vice President and General Counsel since January 2007; Senior Vice President and General Counsel from April 2005 to January 2007; Acting General Counsel from January 2005 to April 2005; Vice President—Legal Affairs from September 1999 to January 2005.
Edward J. McMenamin	51	Senior Vice President—Finance and Corporate Controller since August 2004; Vice President Finance from June 2001 to August 2004.
Michael D. Milone	51	Senior Vice President-Heinz Pacific, Rest of World and Enterprise Risk Management since May 2006; Senior Vice President—President Rest of World and Asia from May 2005 to May 2006; Senior Vice President—President Rest of World from December 2003 to May 2005; Chief Executive Officer Star-Kist Foods, Inc. from June 2002 to December 2003.
David C. Moran	50	Executive Vice President & Chief Executive Officer and President of Heinz North America since May 2007; Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products from November 2005 to May 2007; Senior Vice President—President Heinz North America Consumer Products from May 2005 to November 2005; President North America Consumer Products from January 2003 to May 2005.
C. Scott O’Hara	47	Executive Vice President—President and Chief Executive Officer Heinz Europe since May 2006; Executive Vice President—Asia Pacific/Rest of World from January 2006 to May 2006; Senior Vice President Europe—The Gillette Company from October 2004 to January 2006; General Manager U.K. and NL—The Gillette Company from June 2001 to October 2004.
D. Edward I. Smyth	58	Senior Vice President—Chief Administrative Officer and Corporate and Government Affairs since December 2002

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 13, 2008)	Employment During Past Five Years

Christopher J. Warmoth	49	Senior Vice President—Heinz Asia since May 2006; Deputy President Heinz Europe from December 2003 to April 2006; Director Business Development and Marketing, Central and Eastern Europe, Eurasia and Middle East Group, The Coca-Cola Company from December 2001 to April 2003.
Arthur B. Winkleblack	51	Executive Vice President and Chief Financial Officer since January 2002.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, and results of operations. Additional risks and uncertainties that are not presently known to the Company or are currently deemed by the Company to be immaterial also may impair the Company’s business operations and financial condition.

Competitive product and pricing pressures in the food industry could adversely affect the Company’s ability to gain or maintain market share.

The Company operates in the highly competitive food industry across its product lines competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or could result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, its profitability and volume growth could be impacted in a materially adverse way.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and in various other nations where it does business.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include export and import restrictions, currency exchange rates, recessionary conditions, foreign ownership restrictions, nationalization, the performance of businesses in hyperinflationary environments, and terrorist acts and political unrest in the U.S., Venezuela and other international locations where the Company does business. Such changes in either domestic or foreign jurisdictions could materially and adversely affect our financial results.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, increased demand for biofuels, or other unforeseen circumstances. To the extent that any of the foregoing factors increase the prices of such commodities and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be materially and adversely impacted.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent the Company is unable to, or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a materially adverse affect on our business and results of operations, and additional resources could be required to restore our supply chain.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing the Company’s products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside the control of the Company, including government policy and regulation and weather conditions. Additionally, the Company may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect operations. If the Company is unable to hedge against such increases or raise the prices of its products to offset the changes, its results of operations could be materially and adversely affected.

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

The success of the Company is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon the Company’s ability to identify and respond to consumer trends through innovation. The Company may be required to increase expenditures for new product development. The Company may not be successful in developing new products or improving existing products, or its new products may not achieve consumer acceptance, each of which could materially and negatively impact sales.

The failure to successfully integrate acquisitions and joint ventures into our existing operations or the failure to gain applicable regulatory approval for such transactions could adversely affect our financial results.

The Company’s ability to efficiently integrate acquisitions and joint ventures into its existing operations also affects the financial success of such transactions. The Company may seek to expand its business through acquisitions and joint ventures, and may divest underperforming or non-core businesses. The Company’s success depends, in part, upon its ability to identify such acquisition, joint venture, and divestiture opportunities and to negotiate favorable contractual terms. Activities in such areas are regulated by numerous antitrust and competition laws in the U. S., the European Union, and other jurisdictions, and the Company may be required to obtain the approval of acquisition and joint venture transactions by competition authorities, as well as satisfy other legal requirements. The failure to obtain such approvals could materially and adversely affect our results.

The Company’s operations face significant foreign currency exchange rate exposure, which could negatively impact its operating results.

The Company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. The Company’s consolidated financial statements are presented in U.S. dollars, and therefore the Company must translate its assets, liabilities, revenue, and expenses into U.S. dollars for external reporting purposes. Increases or decreases in the value of the U.S. dollar may materially and negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency.

The Company could incur more debt, which could have an adverse impact on our business.

The Company may incur additional indebtedness in the future to fund acquisitions, repurchase shares, or fund other activities for general business purposes, which could result in a downward change in credit rating. The Company’s ability to make payments on and refinance its indebtedness and fund planned capital expenditures depends upon its ability to generate cash in the future. The cost of incurring additional debt could increase in the event of possible downgrades in the Company’s credit rating. Additionally, the Company’s ability to pay cash dividends will depend upon its ability to generate cash and profits, which, to a certain extent, is subject to economic, financial, competitive, and other factors beyond the Company’s control.

The failure to implement our growth plans could adversely affect the Company’s ability to increase net income.

The success of the Company could be impacted by its inability to continue to execute on its publicly-announced growth plans regarding product innovation, implementing cost-cutting measures, improving supply chain efficiency, enhancing processes and systems, including information technology systems, on a global basis, and growing market share and volume. The failure to fully implement the plans could materially and adversely affect the Company’s ability to increase net income.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management’s discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	the ability to execute our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses, new product and packaging innovations,

•	product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as anticipated cash needs, and

•	other factors as described in “Risk Factors” above.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the Company’s common stock is set forth in this report on page 33 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 72 through 73 in Note 16, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

In the fourth quarter of Fiscal 2008, the Company repurchased the following number of shares of its common stock:

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

January 31, 2008 — February 27, 2008	—	$—	—	—
February 28, 2008 — March 26, 2008	4,150,000	44.48	—	—
March 27, 2008 — April 30, 2008	580,000	47.14	—	—

Total	4,730,000	$44.81	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of April 30, 2008, the maximum number of shares that may yet be purchased under the 2006 program is 10,366,192.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2004 through 2008. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 30,	May 2,	May 3,	April 27,	April 28,
	2008	2007	2006	2005	2004
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Sales(1)	$10,070,778	$9,001,630	$8,643,438	$8,103,456	$7,625,831
Interest expense(1)	364,856	333,270	316,296	232,088	211,382
Income from continuing operations(1)	844,925	791,602	442,761	688,004	715,451
Income from continuing operations per share—diluted(1)	2.63	2.38	1.29	1.95	2.02
Income from continuing operations per share—basic(1)	2.67	2.41	1.31	1.97	2.03
Short-term debt and current portion of long-term debt(2)	452,708	468,243	54,969	573,269	436,450
Long-term debt, exclusive of current portion(2)	4,730,946	4,413,641	4,357,013	4,121,984	4,537,980
Total assets(3)	10,565,043	10,033,026	9,737,767	10,577,718	9,877,189
Cash dividends per common share	1.52	1.40	1.20	1.14	1.08

(1)	Amounts exclude the operating results related to the Company’s European seafood business and Tegel® poultry businesses in New Zealand which were divested in Fiscal 2006 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes $198.3 million, $71.0 million, ($1.4) million, $186.1 million, and $125.3 million of hedge accounting adjustments associated with interest rate swaps at April 30, 2008, May 2, 2007, May 3, 2006, April 27, 2005, and April 28, 2004, respectively. Heinz Finance Company’s $325 million of mandatorily redeemable preferred shares are classified as long-term debt as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150.

(3)	Fiscals 2008 and 2007 reflect the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R).” See Note 2, “Recently Issued Accounting Standards” in Item 8- “Financial Statements and Supplementary Data.”

As a result of the Company’s strategic transformation, the Fiscal 2006 results from continuing operations include expenses of $124.7 million pretax ($80.3 million after tax) for targeted workforce reductions consistent with the Company’s goals to streamline its businesses and expenses of $22.0 million pretax ($16.3 million after tax) for strategic review costs related to the potential divestiture of several businesses. Also, $206.5 million pretax ($153.9 million after tax) was recorded for net losses on non-core businesses and product lines which were sold and asset impairment charges on non-core businesses and product lines which were sold in Fiscal 2007. Also during 2006, the Company reversed valuation allowances of $27.3 million primarily related to The Hain Celestial Group, Inc. (“Hain”). In addition, results include $24.4 million of tax expense relating to the impact of the American Jobs Creation Act. For more details regarding these items, see pages 47 to 48 in Note 4, “Fiscal 2006 Transformation Costs” in Item 8—“Financial Statements and Supplementary Data.”

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

Fiscal 2004 results from continuing operations include a gain of $26.3 million ($13.3 million after-tax) related to the disposal of a bakery business in Northern Europe, costs of $16.6 million pretax ($10.6 million after-tax), primarily due to employee termination and severance costs related to on-going efforts to reduce overhead costs, and $4.0 million pretax ($2.8 million after-tax) due to the write down of pizza crust assets in the United Kingdom.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview- Fiscal 2008

The H.J. Heinz Company has been a pioneer in the food industry for 139 years and possesses one of the world’s best and most recognizable brands—Heinz®. In the first half of this decade, the Company was reshaped around three core categories, Ketchup, Condiments and Sauces, Meals and Snacks and Infant/Nutrition. Beginning with the spin-off of non-core U.S. businesses in December 2002 and ending in Fiscal 2006 with the sales of our non-core European Seafood and New Zealand Poultry businesses, we divested over $3 billion of non-core sales from businesses where we lacked scale and competitive advantage. During this same time period, we acquired almost $1.5 billion of new revenue in core categories and faster-growing emerging markets. Consequently, our core categories now generate almost 96% of our sales and each is showing strong growth. Additionally, our top 15 brands, each of which exceeds $100 million in annual sales, drive approximately 70% of our sales. The Heinz® brand generates almost $4 billion of annual sales and has extraordinary reach across all of our categories and most of our markets. Our focus on three core categories, our top 15 brands and emerging markets has enhanced our growth trajectory and enabled us to achieve improved productivity.

Performance under the Fiscal 2007-2008 Superior Value and Growth Plan

Unless specifically noted, all amounts in this section represent figures over the two-year time frame of the Plan (Fiscal 2007-2008). Also, all growth rates represent compounded annual growth rates (“CAGR”) over this same two-year period, using Fiscal 2006 continuing operations, excluding special items as the base (see table in “Fiscal 2006 Transformation Costs” which reconciles Fiscal 2006 reported amounts to amounts excluding special items).

On June 1, 2006, the Company presented its Superior Value and Growth Plan for fiscal years 2007 and 2008. Under this Plan, the Company set forth three key operational imperatives: grow the core portfolio, reduce costs to drive margins and generate cash to deliver superior value. Under each of these imperatives, the Company established financial and operational targets aimed at increasing shareholder value. The Company has met or exceeded virtually all of the targets established in the two year Plan and believes that it is well positioned for continued growth in Fiscals 2009 and 2010. For the two years ending with Fiscal 2008:

•	Net sales grew at a CAGR of 8%, to over $10 billion for the first time in the Company’s history, driven primarily by strong volume and net pricing as well as favorable foreign exchange.

•	Operating income grew at a CAGR of 8%, as strong top-line growth and productivity more than offset higher commodity costs and incremental marketing investments, which grew at a CAGR of 19%.

•	Operating free cash flow in Fiscal 2008 (cash flow from operations of $1,188 million less capital expenditures of $302 million plus proceeds from disposals of PP&E of $9 million) grew to $895 million and was nearly $1.8 billion over the two-year Plan period.

•	EPS grew to $2.63, an average annual increase of 12%.

The following is a detailed analysis of the Company’s overall performance against the three imperatives under our Superior Value and Growth Plan.

Grow the Core Portfolio

This imperative focused on a strategy to grow our largest brands in our three core categories. This strategy established targets for average annual increased marketing spending of 17% and double digit increases in research and development investment (“R&D”). This strategy also focused on expansion in various emerging markets, where growth potential was viewed as high. During

Fiscal 2008 and over the entire two-year Plan period, we delivered excellent results relative to this imperative as evidenced by the following:

•	Our top 15 brands, which generate nearly 70% of total sales, grew at a CAGR of 12%, driven by strong volume and net price increases as well as favorable impacts from foreign exchange.

•	Over the two-year Plan period, we launched a number of new products, which accounted for approximately 11% of sales and was supported by a 19% average annual increase in marketing.

•	R&D increased at a CAGR of 18% as we increased capabilities in the areas of innovation and consumer insight.

•	Innovation in our emerging markets (Russia, Poland, the Czech Republic, Indonesia, China, India, South Africa, the Middle East and Latin America) drove strong growth, with an average annual sales increase of 19%, which accounted for 26% of the Company’s total sales growth over the two-year period. These markets accounted for approximately 13% of total Company sales in Fiscal 2008.

Reduce Costs to Drive Margins

The Company’s investment in growth behind the core portfolio has been fueled by the second pillar of our two-year Plan, Reducing Costs to Drive Margins. Key targets set under this imperative included productivity improvements on deals and allowances (“D&A”), cost of goods sold and selling, general and administrative expenses (“SG&A”). The following summarizes our results relative to this imperative:

•	D&A as a percentage of gross sales was reduced by 170 basis points, 30 basis point ahead of our original target.

•	Total gross profit dollars exceeded target expectations by $200 million, or almost 6%, although gross margin was 200 basis points below target due to higher than expected commodity inflation. As a result of new product introductions, volume growth, pricing, productivity and foreign exchange, the Company has successfully offset commodity costs and achieved strong gross profit growth.

•	The Company divested or closed 20 plants around the globe, 4 of which were during Fiscal 2008.

•	SG&A, excluding marketing, was 17.2% as a percentage of sales in Fiscal 2008, 30 basis points better than target. As a result of productivity gains in SG&A and despite a 19% average annual increase in consumer marketing, we delivered consistent operating income growth at a CAGR of 8%.

Generate Cash to Deliver Superior Value

The Company’s growth, cost savings and working capital productivity drove operating free cash flow of almost $1.8 billion, which averaged 9% of revenue and 109% of net income over the two years. This was $123 million, or 7% ahead of the target. A key driver in achieving our strong cash flow results was the significant reduction in our Cash Conversion Cycle (“CCC”) of 7 days, which is a 12% reduction when comparing Fiscal 2006 to 2008.

Much of this increased cash flow has been returned directly to shareholders, as evidenced by the following:

•	Increase in the Company’s dividend by 32 cents, or a CAGR of 12.5%, to $1.52. This increase was to maintain our target payout ratio of approximately 60%.

•	Decrease in average shares outstanding by 6% when comparing Fiscal 2006 to 2008, resulting from net share repurchases of $1 billion.

•	Combining dividends and share repurchases over the last two years, the Company has returned more than $2 billion to shareholders.

High-Performance Growth Plan for Fiscal 2009-2010

The following are the major targets the Company has set under its new High-Performance Growth Plan for Fiscals 2009-2010:

•	For Fiscal 2009 and Fiscal 2010, the Company expects combined sales volume and net price growth of 6%+ annually and EPS growth of 8% to 11% per year.

•	Emerging market revenues are targeted to grow in the high teens over the next two years.

•	The Plan calls for 6% to 7% annual growth in operating income, while increasing the investment in marketing by $60 million to $100 million over the two-year period. Pricing and productivity gains are expected to help offset the 8 to 9% inflation expected in commodities to maintain the current gross profit and operating income margins realized in Fiscal 2008.

•	Annualized dividend raised to $1.66 per share, an increase of 9.2%, for Fiscal 2009 and the Company anticipates a dividend payout ratio of around 60% for Fiscal 2010.

•	The Company expects operating free cash flow of approximately $1.7 billion over the two-year period, driven by a 2 to 3 day reduction per year in CCC.

Results of Continuing Operations

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,081,864	$3,682,102	$3,530,346
Meals and snacks	4,521,697	4,026,168	3,876,743
Infant/Nutrition	1,089,544	929,075	863,943
Other	377,673	364,285	372,406

Total	$10,070,778	$9,001,630	$8,643,438

Fiscal Year Ended April 30, 2008 compared to Fiscal Year Ended May 2, 2007

Sales for Fiscal 2008 increased $1.07 billion, or 11.9%, to $10.07 billion, reflecting growth in all five business segments. Volume increased 3.6%, as continued solid growth in the North American Consumer Products segment, Australia, New Zealand and the emerging markets were combined with strong performance of beans, soup and pasta meals in the U.K. and Heinz® ketchup across Europe. The emerging markets produced a 9.1% volume increase and accounted for over 24% of the Company’s total sales growth for the year. These volume increases were partially offset by declines in U.S. Foodservice. Net pricing increased sales by 3.3%, mainly in the North American Consumer Products, European and U.S. Foodservice segments and our businesses in Latin America and Indonesia. Divestitures, net of acquisitions, decreased sales by 0.2%. Foreign exchange translation rates increased sales by 5.1%.

Sales of the Company’s top 15 brands grew 13.4% from prior year, led by strong increases in Heinz®, Smart Ones®, Classico®, Boston Market®, Pudliszki®, Weight Watchers® and ABC®. These

increases are a result of the Company’s strategy of focused innovation and marketing support behind these top brands.

Gross profit increased $288 million, or 8.5%, to $3.68 billion, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 36.5% from 37.7%, as pricing and productivity improvements were more than offset by increased commodity costs. The most significant commodity cost increases were for dairy, oils and grains.

SG&A increased $166 million, or 8.5%, to $2.11 billion. As a percentage of sales, SG&A decreased to 21.0% from 21.6%. The increase in SG&A is due to a 14.9% increase in marketing expense, a 16.9% increase in R&D and higher selling and distribution costs (“S&D”) resulting from increased volume, higher fuel costs and foreign exchange translation rates. Additional investments were also made in the current year for global task force initiatives, streamlining and system capability improvements. These increases were partially offset by the benefits of effective cost control and prior year workforce reductions and costs related to the proxy contest.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $177 million, or 8.1%, to $2.36 billion on a gross sales increase of 11.0%. Marketing support recorded as a reduction of revenue, typically D&A, increased $127 million, or 6.9%, to $1.98 billion, but decreased as a percentage of gross sales to 16.4% from 17.1%, in line with the Company’s strategy to reduce spending on less efficient promotions and realignment of some list prices. Marketing support recorded as a component of SG&A increased $50 million, or 14.9%, to $383 million, as we increased consumer marketing across the Company’s businesses supporting innovation and our top brands.

Operating income increased $122 million, or 8.5%, to $1.57 billion, reflecting the strong sales growth, productivity improvements and favorable impacts from foreign exchange, partially offset by increased commodity costs.

Net interest expense increased $32 million, to $323 million, largely as a result of higher debt in Fiscal 2008 related to share repurchase activity. Other expenses, net, decreased $3 million to $28 million, primarily due to an insignificant gain recognized on the sale of our business in Zimbabwe.

The current year effective tax rate was 30.6% compared to 29.6% for the prior year. The current year’s tax rate was higher than the prior year’s primarily due to benefits recognized in Fiscal 2007 for reversal of a foreign tax reserve, tax planning completed in a foreign jurisdiction, and R&D tax credits. Those prior year benefits were partially offset by lower repatriation costs and increased benefits from tax audit settlements occurring during Fiscal 2008, along with changes in valuation allowances for foreign losses.

Income from continuing operations was $845 million compared to $792 million in the prior year, an increase of 6.7%, due to the increase in operating income, which was partially offset by higher net interest expense and a higher effective tax rate. Diluted earnings per share from continuing operations were $2.63 in the current year compared to $2.38 in the prior year, up 10.5%, which also benefited from a 3.2% reduction in fully diluted shares outstanding.

FISCAL YEAR 2008 OPERATING RESULTS BY BUSINESS SEGMENT

During the first quarter of Fiscal 2008, the Company changed its segment reporting to reclassify its business in India from the Rest of World segment to the Asia/Pacific segment, reflecting organizational changes. Prior periods have been conformed to the current presentation. (See Note 15, “Segments” in Item 8—“Financial Statements and Supplementary Data” for further discussion of the Company’s reportable segments).

North American Consumer Products

Sales of the North American Consumer Products segment increased $272 million, or 9.9%, to $3.01 billion. Volume increased 3.5%, due primarily to Smart Ones® frozen entrees and desserts, Boston Market® frozen entrees and Classico® pasta sauces. The Smart Ones® volume improvement was driven by successful new product introductions like Anytime SelectionsTM, Fruit InspirationsTM and various dessert items, as well as the impact of the launch of Smart Ones® products into Canada. The Boston Market® improvements were mainly driven by new products and increased consumption, and the success of Classico® was primarily due to new products as well as increased promotions in Canada. These volume improvements were partially offset by a decline in Ore-Ida® frozen potatoes reflecting the timing of price increases taken during both the fourth quarter of last year and the third quarter of this year. The Ore-Ida® frozen potatoes price increases, along with other commodity cost related price increases, resulted in overall price gains of 3.5%. The prior year acquisition of Renee’s Gourmet Foods in Canada increased sales 0.7% and favorable Canadian exchange translation rates increased sales 2.2%.

Gross profit increased $85 million, or 7.5%, to $1.22 billion, due primarily to the sales increase along with favorable foreign exchange translation rates. The gross profit margin decreased to 40.5% from 41.4%, as increased pricing, favorable mix and productivity improvements only partially offset increased commodity costs. Operating income increased $53 million, or 8.4%, to $678 million, due to the strong increase in sales, partially offset by higher commodity costs and increased S&D due to higher volume and fuel costs.

Europe

Heinz Europe sales increased $456 million, or 14.8%, to $3.53 billion, driven by new product innovation and more focus on the key brands in the portfolio. Volume increased 4.5%, principally due to strong performance of Heinz® ketchup across Europe, soup, beans and pasta meals in the U.K., Pudliszki® branded products in Poland, and Heinz® sauces and condiments in Russia. Volume also benefited from new product introductions across continental Europe, such as Weight Watchers® Big Soups in Germany, Austria and Switzerland. Net pricing increased sales 3.3%, resulting chiefly from commodity-related price increases on Heinz® ketchup and soup, the majority of the products in our Russian market and Italian infant nutrition products. Pricing was also favorable due to promotional timing on Heinz® beans. Divestitures, net of acquisitions, reduced sales 1.4% and favorable foreign exchange translation rates increased sales by 8.5%.

Gross profit increased $135 million, or 10.9%, to $1.37 billion, and the gross profit margin decreased to 38.8% from 40.2%. The 10.9% increase reflects improved pricing and volume and the favorable impact of foreign exchange translation rates, while the decline in gross profit margin is largely due to increased commodity costs and higher manufacturing costs in our U.K., European frozen and Netherlands businesses. Operating income increased $71 million, or 12.4%, to $637 million, due to higher sales and reductions in general and administrative expenses (“G&A”), partially offset by higher commodity costs and increased marketing spending in support of our strong brands across Europe.

Asia/Pacific

Heinz Asia/Pacific sales increased $281 million, or 21.3%, to $1.60 billion. Volume increased 6.5%, reflecting significant improvements across the majority of the businesses within this segment, particularly Australia, India and China, related primarily to new product introductions supported by a 34.7% increase in marketing. Pricing increased 2.8%, due to increases on soy sauce and beverages in Indonesia, LongFong® frozen products in China and nutritional products in India. Acquisitions, net of divestitures, increased sales 1.6%, and favorable foreign exchange translation rates increased sales by 10.4%.

Gross profit increased $101 million, or 23.9%, to $526 million, and the gross profit margin increased to 32.9% from 32.2%. These increases were due to increased volume, pricing, favorable mix and foreign exchange translation rates, which more than offset increased commodity costs. Operating income increased by $45 million, or 29.8%, to $195 million, primarily reflecting the increase in sales and gross margin, partially offset by increased marketing spending and increased S&D due to higher volume.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $3 million, or 0.2%, to $1.56 billion. Pricing increased sales 1.7%, largely due to commodity-related price increases and reduced promotional spending on Heinz® ketchup, frozen soup and tomato products, partially offset by declines in frozen desserts. Volume decreased by 1.1%, as higher volume from frozen desserts sold to casual dining customers was more than offset by declines in the portion control business, tomato products and frozen appetizers. The volume reflected softness in the U.S. restaurant business as well as increased competition on our non-branded products. Divestitures reduced sales 0.4%.

Gross profit decreased $47 million, or 10.0%, to $419 million, and the gross profit margin decreased to 26.8% from 29.9%, as commodity costs continue to disproportionately impact the foodservice business, despite gains on commodity derivative contracts. The declines also reflect costs incurred in the current year in anticipation of a plant closure in the first quarter of Fiscal 2009, partially offset by increased pricing and productivity. Operating income decreased $47 million, or 21.5%, to $170 million, all of which is due to the decline in gross profit. The Company is simplifying its U.S. Foodservice business, while increasing the level of innovation in its foodservice brands, and expects more profitable growth in this segment as macroeconomic conditions improve.

Rest of World

Sales for Rest of World increased $58 million, or 18.7%, to $368 million. Volume increased 6.3% due primarily to increased demand for the Company’s products in Latin America as well as strong performance across our Middle East business. Higher pricing increased sales by 13.6%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa. Divestitures reduced growth 1.7% and favorable foreign exchange translation rates increased sales 0.6%.

Gross profit increased $22 million, or 19.9%, to $133 million, due mainly to increased pricing, higher volume and improved business mix, partially offset by increased commodity costs. Operating income increased $6 million, or 15.1%, to $45 million.

Fiscal Year Ended May 2, 2007 compared to Fiscal Year Ended May 3, 2006

Sales for Fiscal 2007 increased $358 million, or 4.1%, to $9.00 billion. Sales were favorably impacted by a volume increase of 0.7%, despite one less selling week in Fiscal 2007 compared with Fiscal 2006. Volume growth was led by North American Consumer Products, Australia, New Zealand and Germany, and the emerging markets of India, China and Poland. These increases were partially offset by declines in the U.K. and Russian businesses. Pricing increased sales by 2.1%, mainly due to our businesses in North America, the U.K, Indonesia and Latin America. Divestitures, net of acquisitions, decreased sales by 1.6%. Foreign exchange translation rates increased sales by 2.9%.

Gross profit increased $300 million, or 9.7%, to $3.39 billion, and the gross profit margin increased to 37.7% from 35.8%. These improvements reflect higher volume, increased pricing, productivity improvements and favorable foreign exchange translation rates, partially offset by commodity cost increases. Also contributing to the favorable comparison are the $92 million of Fiscal 2006 strategic transformation costs discussed below.

SG&A decreased $33 million, or 1.7%, to $1.95 billion and decreased as a percentage of sales to 21.6% from 22.9%. These decreases are primarily due to the favorable impact of the Fiscal 2006 targeted workforce reductions, particularly in Europe and Asia, and the $145 million of Fiscal 2006 strategic transformation costs discussed below. These declines were partially offset by increased marketing and R&D expenses, costs related to the proxy contest affecting the Company’s 2006 election of directors, and higher incentive compensation costs, including the expensing of stock options (SFAS No. 123R). S&D was higher as a result of the volume increase; however, as a percentage of sales, S&D declined.

Total marketing support (recorded as a reduction of revenue or as a component of SG&A) increased $4 million, or 0.2%, to $2.18 billion on a gross sales increase of 2.8%. Marketing support recorded as a reduction of revenue, typically D&A, decreased $60 million, or 3.1%, to $1.85 billion. This decrease is largely due to spending reductions on less efficient promotions and a realignment of list prices, partially offset by the impact of foreign exchange translation rates. Marketing support recorded as a component of SG&A increased $64 million, or 23.8%, to $334 million, consistent with the Company’s continued strategy to invest behind its key brands.

Operating income increased $333 million, or 29.9%, to $1.45 billion, which was favorably impacted by increased volume, the higher gross profit margin and the $236 million of Fiscal 2006 strategic transformation costs discussed below.

Net interest expense increased $8 million, to $291 million, due primarily to higher average interest rates and higher average debt in Fiscal 2007. Fiscal 2006 income from continuing operations was unfavorably impacted by the $111 million write down of the Company’s net investment in Zimbabwe. Other expenses, net, increased $5 million, to $31 million, largely due to increased currency losses and minority interest expense, the later of which is a result of improved business performance in our joint ventures, partially offset by the $7 million loss on the sale of the Company’s equity investment in The Hain Celestial Group, Inc. (“Hain”) in Fiscal 2006.

The Fiscal 2007 effective tax rate was 29.6% compared to 36.2% in Fiscal 2006. During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. This revaluation reduced Fiscal 2007 tax expense by approximately $35 million. During the third quarter of Fiscal 2007, final conditions necessary to reverse a foreign tax reserve related to a prior year transaction were achieved. As a result, the Company realized a non-cash tax benefit of $64 million. At the same time, the Company modified its plans for repatriation of foreign earnings, ultimately incurring an additional charge of $90 million. Full year Fiscal 2007 repatriation costs were $108 million, exceeding Fiscal 2006’s repatriation costs by approximately $78 million. In addition, Fiscal 2007 tax expense benefited from the reductions in foreign statutory tax rates and initiatives associated with R&D tax credits. The Fiscal 2006 tax expense benefited from the reversal of a tax provision of $23 million related to a foreign affiliate along with an additional benefit of $16 million resulting from tax planning initiatives related to foreign tax credits, which was partially offset by the non-deductibility of certain asset write-offs.

Income from continuing operations was $792 million compared to $443 million in Fiscal 2006, an increase of 78.8%, primarily due to the increase in operating income and a lower effective tax rate, partially offset by higher net interest expense. Diluted earnings per share from continuing operations was $2.38 in Fiscal 2007 compared to $1.29 in Fiscal 2006, an increase of 84.5%, which also benefited from a 2.8% reduction in fully diluted shares outstanding.

FISCAL YEAR 2007 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $185 million, or 7.3%, to $2.74 billion. Volume increased 2.6%, largely resulting from strong growth in Smart Ones® and Boston Market® frozen entrees and desserts, Classico® pasta sauces and Ore-Ida® frozen potatoes. The increases reflect new distribution, increased consumption driven by new product launches and increased marketing support. These increases were partially offset by the expected volume decline in Heinz® ketchup, reflecting a reduction in promotion expense as part of the strategy to increase consumption of more profitable larger sizes. Pricing increased 2.1% largely due to Heinz® ketchup, Ore-Ida® frozen potatoes, Smart Ones® frozen entrees and Bagel Bites® and TGI Friday’s® frozen snacks, all resulting primarily from reduced inefficient promotions. Acquisitions increased sales 1.9%, primarily from the Fiscal 2006 acquisitions of Nancy’s Specialty Foods and HP Foods as well as the Fiscal 2007 acquisition of Renée’s Gourmet Foods. Favorable Canadian exchange translation rates increased sales 0.7%.

Gross profit increased $86 million, or 8.2%, to $1.14 billion, and the gross profit margin increased to 41.4% from 41.1%. These improvements were due primarily to increased volume, higher pricing and the favorable impact of acquisitions, partially offset by increased commodity costs. Operating income increased $42 million, or 7.3%, to $626 million, mainly due to the improvement in gross profit and $7 million of Fiscal 2006 transformation costs discussed below. This increase was partially offset by a $32 million or 40.4% increase in consumer marketing, primarily for Heinz® ketchup, Smart Ones® frozen entrees, Ore-Ida® frozen potatoes and frozen snacks, and increased R&D costs. In addition, operating income benefited from reduced S&D as a percentage of sales due to reduced transportation costs resulting from distribution efficiencies.

Europe

Heinz Europe’s sales increased $89 million, or 3.0%, to $3.08 billion. Pricing increased 1.7%, driven primarily by value-added innovation and reduced promotions on Heinz® soup and pasta meals in the U.K and in the Italian infant nutrition business. Volume declined 2.4% as improvements in Heinz® ketchup, Heinz® beans, Weight Watchers® branded products and Pudliszki® ketchup and ready meals in Poland were more than offset by market softness in non-Heinz® branded products in Russia and the non-branded European frozen business and declines in U.K. ready-to-serve soups and pasta convenience meals. Volume was also unfavorably impacted by one less week in the 2007 fiscal year compared to the 2006 fiscal year. The acquisition of HP Foods and Petrosoyuz in Fiscal 2006 increased sales 1.9%, while divestitures reduced sales 5.6%. Favorable foreign exchange translation rates increased sales by 7.3%.

Gross profit increased $112 million, or 10.0%, to $1.24 billion, and the gross profit margin increased to 40.2% from 37.6%. These improvements are due to higher pricing, favorable impact of foreign exchange translation rates and $36 million of Fiscal 2006 transformation costs discussed below. These improvements were partially offset by reduced volume and increased commodity and manufacturing costs. Operating income increased $152 million, or 36.7%, to $566 million, due to the increase in gross profit, the $112 million of Fiscal 2006 transformation costs discussed below, and reduced G&A, partially offset by increased marketing expense. The decrease in G&A is driven by the workforce reductions, including the elimination of European headquarters.

Asia/Pacific

Sales in Asia/Pacific increased $98 million, or 8.0%, to $1.32 billion. Volume increased sales 4.6%, reflecting strong volume in Australia, New Zealand and China, largely due to increased marketing and new product introductions, as well as market and share growth in nutritional drinks in India. Higher pricing increased sales 2.3%, mainly due to commodity-related price increases taken on Indonesian sauces and drinks. Divestitures reduced sales 0.3%, and foreign exchange translation rates increased sales by 1.5%.

Gross profit increased $50 million, or 13.4%, to $425 million, and the gross profit margin increased to 32.2% from 30.7%. These improvements were due to volume increases and higher pricing, partially offset by increased commodity costs, most notably in Indonesia. Fiscal 2006 also included a $19 million asset impairment charge on an Indonesian noodle business. Operating income increased $49 million, to $150 million, largely reflecting the increase in gross profit and reduced

G&A, partially offset by increased marketing. The reduction in G&A is a result of effective cost control in our Chinese businesses, targeted workforce reductions, including the elimination of Asian headquarters in Fiscal 2006, and $10 million of reorganization costs in Fiscal 2006 related to the workforce reductions discussed below.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $14 million, or 0.9%, to $1.56 billion, primarily due to the impact of divestitures. Divestitures, net of acquisitions, reduced sales 2.1%. Pricing increased 1.7%, largely due to Heinz® ketchup and tomato products, single serve condiments and frozen desserts. Volume decreased 0.4%, as higher volume in Heinz® ketchup was offset by declines resulting primarily from one less week in Fiscal 2007 and a decision to exit certain low margin accounts.

Gross profit increased $29 million, or 6.6%, to $465 million, and the gross profit margin increased to 29.9% from 27.8%, due to $8 million of Fiscal 2006 reorganization costs discussed below and a $22 million impairment charge in Fiscal 2006 related to the sale of the Portion Pac Bulk product line. In addition, increased pricing was offset by higher commodity costs. Operating income increased $39 million, or 21.9%, to $216 million, largely due to the increase in gross profit and reduced S&D expense as a percentage of sales resulting from productivity initiatives.

Rest of World

Sales for Rest of World decreased $0.9 million, or 0.3%, to $310 million. Volume increased 5.0% due primarily to ketchup and baby food in Latin America and our business in South Africa. Higher pricing increased sales by 8.9%, largely due to reduced promotions on ketchup and price increases taken on baby food in Latin America. Divestitures reduced sales 11.8% and foreign exchange translation rates reduced sales 2.3%.

Gross profit increased $17 million, or 18.4%, to $111 million, as increased volume and higher pricing were partially offset by higher commodity costs and the impact of divestitures. Fiscal 2006 also included $8 million of asset impairment charges discussed below. Operating income increased $38 million, to $39 million, due primarily to the increase in gross profit and the $30 million of Fiscal 2006 transformation costs primarily related to divestitures.

As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write off the Zimbabwe investment related to management’s determination that this investment was not a core business. Management’s determination was based on an evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, further instability in the local currency and the uncertainty regarding the ability to source raw material in the future.

Discontinued Operations

During fiscal years 2003 through 2006, the Company focused on exiting non-strategic business operations. Certain of these businesses which were sold were accounted for as discontinued operations.

In the fourth quarter of Fiscal 2006, the Company completed the sale of the European Seafood business, which included the brands of John West®, Petit Navire®, Marie Elisabeth® and Mareblu®. The Company received net proceeds of $469 million for this disposal and recognized a $200 million pretax ($123 million after tax) gain which has been recorded in discontinued operations. Also in the fourth quarter of Fiscal 2006, the Company completed the sale of the Tegel® Poultry business in New Zealand and received net proceeds of $150 million, and recognized a $10 million non-taxable gain, which is also recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income. The Company recorded a loss of $3 million ($6 million after-tax) from these businesses for the year ended May 2, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements. These discontinued operations generated sales of $688 million (partial year) and net income of $169 million (net of $90 million in tax expense) for the year ended May 3, 2006.

In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $34 million for the year ended May 3, 2006.

Fiscal 2006 Transformation Costs

In executing its strategic transformation during Fiscal 2006, the Company incurred the following associated costs. These costs were directly linked to the Company’s transformation strategy.

Reorganization Costs

In Fiscal 2006, the Company recorded pretax integration and reorganization charges for targeted workforce reductions consistent with the Company’s goals to streamline its businesses totaling $125 million ($80 million after tax). Approximately 1,000 positions were eliminated as a result of this program, primarily in the G&A area. Additionally, pretax costs of $22 million ($16 million after tax) were incurred in Fiscal 2006, primarily as a result of the strategic reviews related to the portfolio realignment.

The total impact of these initiatives on continuing operations in Fiscal 2006 was $147 million pre-tax ($97 million after-tax), of which $17 million was recorded as costs of products sold and $129 million in SG&A. In addition, $11 million was recorded in discontinued operations, net of tax. The amount included in accrued expenses related to these initiatives totaled $52 million at May 3, 2006, all of which was paid during Fiscal 2007.

Other Divestitures/Impairment Charges

The following (losses)/gains or non-cash asset impairment charges were recorded in continuing operations during Fiscal 2006:

Business or Product Line	Segment	Pre-Tax	After-Tax
		(In millions)

Loss on sale of Seafood business in Israel	Rest of World	$(16)	$(16)
Impairment charge on Portion Pac Bulk product line	U.S. Foodservice	(22)	(13)
Impairment charge on U.K. Frozen and Chilled product lines	Europe	(15)	(15)
Impairment charge on European production assets	Europe	(19)	(19)
Impairment charge on Noodle product line in Indonesia	Asia/Pacific	(16)	(9)
Impairment charge on investment in Zimbabwe business	Rest of World	(111)	(106)
Other	Various	(2)	1

Total		$(200)	$(177)

Of the above pre-tax amounts, $74 million was recorded in cost of products sold, $16 million in SG&A, $111 million in asset impairment charges for cost and equity investments, and $(1) million in other expense.

Also during the third quarter of Fiscal 2006, the Company sold its equity investment in Hain and recognized a $7 million ($5 million after-tax) loss which is recorded within other expense, net. Net proceeds from the sale of this investment were $116 million. During the third quarter of Fiscal 2005, the Company recognized a $65 million impairment charge on its equity investment in Hain. The charge reduced Heinz’s carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Due to the uncertainty of realizability and executing possible tax planning strategies, the Company recorded a valuation allowance of $27 million against the potential tax benefits primarily related to the Hain impairment. This valuation allowance was subsequently released in Fiscal 2006 based upon tax planning strategies that are expected to generate sufficient capital gains that will occur during the capital loss carryforward period. See further discussion in Note 7, “Income Taxes” in Item 8—“Financial Statements and Supplementary Data.”

There were no material gains/(losses) on divested businesses or asset impairment charges in Fiscals 2008 or 2007.

Other Non-recurring—American Jobs Creation Act

The American Jobs Creation Act (“AJCA”) provided a deduction of 85% of qualified foreign dividends in excess of a “Base Period” dividend amount. During Fiscal 2006, the Company finalized plans to repatriate dividends that qualified under the AJCA. The total impact of the AJCA on tax expense for Fiscal 2006 was $17 million, of which $24 million of expense was recorded in continuing operations and $7 million was a benefit in discontinued operations.

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

	Fiscal Year Ended May 3, 2006
				Income from	Earnings
	Net	Gross	Operating	Continuing	Per Share
	Sales	Profit	Income	Operations	—Diluted
	(Amounts in millions, except per share amounts)

Reported results from continuing operations	$8,643	$3,093	$1,114	$443	$1.29
Separation, downsizing and integration	—	17	147	97	0.28
Net loss on disposals & impairments	—	74	90	48	0.14
Asset impairment charges for cost and equity investments	—	—	—	106	0.31
American Jobs Creation Act	—	—	—	24	0.07

Results from continuing operations excluding special items	$8,643	$3,185	$1,350	$718	$2.10

(Note: Totals may not add due to rounding.)

Liquidity and Financial Position

For Fiscal 2008, cash provided by operating activities was $1.19 billion, an increase of $126 million from the prior year. The increase in Fiscal 2008 versus Fiscal 2007 is primarily due to favorable movements in accounts payable and income taxes, and cash paid in the prior year for reorganization costs related to workforce reductions in Fiscal 2006. These improvements were partially offset by higher inventories and receivables. The higher inventory levels were required to support customer service demands created by the Company’s strong growth. The Company’s cash conversion cycle of 49 days in Fiscal 2008 was consistent with that of Fiscal 2007, as a two day improvement in payables was offset by a two day increase in inventories. Days in inventory increased this year due to the volume growth and related capacity constraints in a number of areas.

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

Cash used for investing activities totaled $554 million compared to $326 million last year. Capital expenditures totaled $302 million (3.0% of sales) compared to $245 million (2.7% of sales) last year, which reflect capacity-related spending in support of future growth and an ongoing investment in improved systems. Proceeds from disposals of property, plant and equipment were $9 million compared to $61 million in the prior year, representing the disposal of four plants in the current year versus 16 plants during Fiscal 2007. In Fiscal 2008, cash paid for acquisitions, net of divestitures, required $88 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand, the Wyko® sauce business in the Netherlands and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. In Fiscal 2007, acquisitions, net of divestitures, used $93 million primarily related to the Company’s purchase of Renée’s Gourmet Foods and the purchase of the minority ownership in our Heinz Petrosoyuz business in Russia. Divestitures in the prior year included the sale of a non-core U.S. Foodservice product line, a frozen and chilled product line in the U.K. and a pet food business in Argentina. In addition, transaction costs related to the European Seafood and Tegel® Poultry divestitures were also paid during Fiscal 2007. During Fiscal 2008, the Company terminated the cross currency swaps that were previously designated as net investment hedges of foreign operations. The notional amount of these contracts totaled $1.6 billion, and the Company paid $93 million of cash to the counterparties, which is presented in investing activities in the consolidated statements of cash flows. In addition, the Company paid $74 million in the current year and $41 million in the prior year to the counterparties as a result of cross currency swap contract maturities and such payments are presented within other investing items, net.

The early termination of the net investment hedges described above and interest rate swaps described below were completed in conjunction with the reorganizations of the Company’s foreign operations and interest rate swap portfolio.

Cash used by financing activities totaled $758 million compared to $621 million last year. Proceeds from commercial paper and short-term debt were $484 million this year compared to $384 million in the prior year. Payments on long-term debt were $368 million in the current year compared to $52 million in the prior year, representing the maturity and payment of the $300 million 6% U.S. Dollar Notes in the current year as well as the repurchase in Fiscal 2008 of a portion of the 6% U.S. Dollar Notes due March 15, 2012. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $502 million this year compared to $501 million in the prior year, in line with the Company’s plans for repurchasing $1 billion in net shares cumulatively in Fiscals 2007 and 2008. Dividend payments totaled $485 million, compared to $461 million in the prior year, reflecting an 8.6% increase in the annualized dividend on common stock. During Fiscal 2008, the Company terminated certain interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these interest rate contracts totaled $612 million, and the Company received a total of $104 million of cash from the termination of these contracts, which has been presented in the consolidated statements of cash flows within financing activities. The $104 million gain is being amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average of 22 years).

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

In Fiscal 2003, the Company spun-off businesses to Del Monte and treated the operating results related to these businesses as discontinued operations. In Fiscals 2007 and 2006, the Company generated cash flows from the favorable settlement of tax liabilities related to these spun-off businesses. These cash flows, which represent solely cash flows from operations, have been classified separately on the Company’s Consolidated Statements of Cash Flows for Fiscals 2007 and 2006 as “Cash provided by operating activities of discontinued operations spun-off to Del Monte.” There was no impact on cash flows from investing or financing activities from these spun-off businesses in these fiscal years.

On May 29, 2008, the Company announced that its Board of Directors approved a 9.2% increase in the dividend on common stock from 38 cents to 41.5 cents quarterly to an annual indicative rate of $1.66 per share for Fiscal 2009, effective with the July 2008 dividend payment. Fiscal 2009 dividends are expected to be approximately $525 million.

At April 30, 2008, the Company had total debt of $5.18 billion (including $199 million relating to the SFAS No. 133 hedge accounting adjustments) and cash and cash equivalents of $618 million. Total debt balances since prior year end increased primarily due to share repurchases.

Return on average shareholders’ equity (“ROE”) is calculated by taking net income divided by average shareholders’ equity. Average shareholders’ equity is a five-point quarterly average. ROE was 44.0% in Fiscal 2008, 37.4% in Fiscal 2007 and 29.1% in Fiscal 2006. Fiscal 2008 and 2007 ROE was favorably impacted by higher net income and decreased average equity reflecting the adoption of SFAS No. 158 and share repurchases. Fiscal 2006 ROE was unfavorably impacted by 6.5% due to the previously discussed strategic transformation costs.

Return on invested capital (“ROIC”) is calculated by taking net income, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents, short-term investments and the SFAS No. 133 hedge accounting adjustments. ROIC was 16.8% in Fiscal 2008, 15.8% in Fiscal 2007 and 13.1% in Fiscal 2006. Fiscal 2008 and 2007 ROIC was favorably impacted by higher net income and lower average equity reflecting effective management of the asset base and the adoption of SFAS No. 158. Fiscal 2006 ROIC was unfavorably impacted by higher average debt and by 5.5 percentage points related to the previously discussed strategic transformation costs.

The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong operating cash flow, and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, acquisitions, share repurchases and dividends to shareholders.

As of April 30, 2008, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating were Baa2, BBB and BBB, respectively.

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

The following table represents the contractual obligations of the Company as of April 30, 2008.

	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(Amounts in thousands)

Long Term Debt(1)	$530,731	$1,778,224	$1,641,220	$3,233,352	$7,183,527
Capital Lease Obligations	10,161	19,475	48,179	32,574	110,389
Operating Leases	68,752	106,689	87,514	190,984	453,939
Purchase Obligations	1,254,104	745,641	184,074	25,907	2,209,726
Other Long Term Liabilities Recorded on the Balance Sheet	101,928	236,512	231,383	167,033	736,856

Total	$1,965,676	$2,886,541	$2,192,370	$3,649,850	$10,694,437

(1)	Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

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

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of the beginning of fiscal year 2008. At April 30, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $189 million. However, the net obligation to taxing authorities under FIN 48 was approximately $103 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these net obligations within the next year. The Company is unable to make a reasonably reliable estimate of when cash settlements with taxing authorities may occur.

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

As of April 30, 2008, the Company was party to an operating lease for buildings and equipment in which the Company has guaranteed a supplemental payment obligation of approximately $64 million at the termination of the lease. The Company believes, based on current facts and circumstances, that any payment pursuant to this guarantee is remote. In May 2008, the construction of a new frozen food factory in South Carolina commenced. It is expected that the factory will be operational in approximately 18 to 24 months and that it will be financed by an operating lease.

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

The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	April 30, 2008	May 2, 2007	April 30, 2008	May 2, 2007
	(Dollars in millions)

Purpose of Hedge:
Intercompany cash flows	$1,110	$1,010	$25	$(4)
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	541	360	6	(3)
Forecasted sales and foreign currency denominated assets	57	136	—	8
Net investments in foreign operations	—	1,964	—	(73)

	$1,708	$3,470	$31	$(72)

As of April 30, 2008, the Company’s foreign currency contracts mature within two years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)

Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $5.18 billion (including $199 million relating to the SFAS No. 133 hedge accounting adjustments) and $4.88 billion (including $71 million relating to the SFAS No. 133 hedge accounting adjustments) at April 30, 2008 and May 2, 2007, respectively. The Company’s debt obligations are summarized in Note 8, “Debt” in Item 8—“Financial Statements and Supplementary Data.”

In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 30, 2008, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 30, 2008	May 2, 2007
	(Dollars in millions)

Pay floating swaps—notional amount	$1,642	$2,588
Net unrealized gains	$95	$71
Weighted average maturity (years)	4	9
Weighted average receive rate	6.36%	6.37%
Weighted average pay rate	6.15%	6.35%

The Company had interest rate contracts with a total notional amount of $177 million and $108 million at April 30, 2008 and May 2, 2007, respectively, that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and they mature within one year from the current fiscal year-end. Net unrealized gains related to these interest rate contracts were insignificant as of April 30, 2008, and net unrealized losses totaled $2 million at May 2, 2007.

Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 30, 2008, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(Dollars in
millions)

Foreign currency contracts	$177
Interest rate swap contracts	$21

However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. See Note 7, “Income Taxes” in Item 8—“Financial Statements and Supplementary Data” for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 for its financial assets and liabilities on May 1, 2008, the first day of Fiscal 2009. The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The recorded values of the Company’s financial instruments approximate fair value. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” SFAS No. 158 required that the Company recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Effective May 2, 2007, the Company adopted these provisions of SFAS No. 158. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending April 29, 2009. The Company does not expect the impact of the change in measurement date to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Thus, the Company will be required to adopt these standards on April 30, 2009, the first day of Fiscal 2010. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 in the fourth quarter of Fiscal 2009.

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

Marketing Costs—Trade promotions are an important component of the sales and marketing of the Company’s products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company’s results of operations depending on how actual results of the programs compare to original estimates.

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

Investments and Long-lived Assets, including Property, Plant and Equipment—Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other-than-temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends which are developed in connection with the Company’s long-term strategic planning. As each is management’s best estimate on then available information, resulting estimates may differ from actual cash flows.

Goodwill and Indefinite-Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at the reporting unit level. The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates and foreign exchange rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company’s long-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company’s control.

Retirement Benefits—The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several actuarial and other factors that attempt to anticipate future events are used in calculating the expense and obligations related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, turnover rates and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company uses best estimate assumptions, provided by actuarial consultants, for withdrawal and mortality rates to estimate benefit expense. The financial and actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company.

The Company recognized pension expense related to defined benefit programs of $7 million, $32 million and $77 million for fiscal years 2008, 2007 and 2006, respectively, which reflected expected return on plan assets of $227 million, $199 million and $169 million, respectively. The Company contributed $60 million to its pension plans in Fiscal 2008 compared to $63 million in Fiscal 2007 and $65 million in Fiscal 2006. The Company expects to contribute approximately $80 million to its pension plans in Fiscal 2009.

One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected consultants. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended April 30, 2008, May 2, 2007 and May 3, 2006. For purposes of calculating Fiscal 2009 expense, the weighted average rate of return will remain at approximately 8.2%.

Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching to the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 30, 2008 increased to 6.1% from 5.5% as of May 2, 2007.

Deferred gains and losses result from actual experience different from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $803 million at April 30, 2008. During 2008, the deferred loss amount was negatively impacted by actual asset returns being less than expected. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 11 years.

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The domestic postretirement health care benefit obligation at April 30, 2008 was determined using an average initial health care trend rate of 9.3% which gradually decreases to an average ultimate rate of 5% in 5 years. The foreign postretirement health care benefit obligation at April 30, 2008 was determined using an average initial health care trend rate of 6.7% which gradually decreases to an average ultimate rate of 4% in 7 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $18 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1 million and decrease the benefit obligation by $16 million.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our Fiscal 2008 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(341)	$392
Discount rate used in determining net pension expense	$(26)	$29
Long-term rate of return on assets used in determining net pension expense	$(29)	$29
Other benefits
Discount rate used in determining projected benefit obligation	$(22)	$22
Discount rate used in determining net benefit expense	$(3)	$3

Income Taxes—The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes.

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

Changes in recognized tax benefits and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Inflation and Input Costs

In general, the effects of inflation on costs may be experienced by the Company in future periods. During Fiscal 2008, the Company has experienced inflationary increases in commodity input costs and expects this trend to continue through Fiscal 2009. The most significant commodity cost increases in Fiscal 2008 were for dairy, edible oils and processed grains. Strong sales growth, price increases, continued productivity improvements and the Company’s geographic diversity are helping to offset these cost increases.

The Company operates in certain countries around the world, such as Venezuela, that have experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

Stock Market Information

H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2008 approximated 37,000. The closing price of the common stock on The New York Stock Exchange composite listing on April 30, 2008 was $47.03.

Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low

2008
First	$48.50	$42.84
Second	47.18	41.82
Third	48.75	41.37
Fourth	48.25	41.60
2007
First	$44.15	$39.62
Second	42.65	40.33
Third	47.16	41.78
Fourth	48.73	44.28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27 through 28.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, as stated in their report which appears herein.

/s/  William R. Johnson
Chairman, President and
Chief Executive Officer

/s/  Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer

June 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
H. J. Heinz Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 30, 2008 and May 2, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
June 19, 2008

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	April 30, 2008	May 2, 2007	May 3, 2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(In thousands, except per share amounts)

Sales	$10,070,778	$9,001,630	$8,643,438
Cost of products sold	6,390,086	5,608,730	5,550,364

Gross profit	3,680,692	3,392,900	3,093,074
Selling, general and administrative expenses	2,111,725	1,946,185	1,979,462

Operating income	1,568,967	1,446,715	1,113,612
Interest income	41,519	41,869	33,190
Interest expense	364,856	333,270	316,296
Asset impairment charges for cost and equity investments	—	—	110,994
Other expense, net	27,836	30,915	26,051

Income from continuing operations before income taxes	1,217,794	1,124,399	693,461
Provision for income taxes	372,869	332,797	250,700

Income from continuing operations	844,925	791,602	442,761
(Loss)/income from discontinued operations, net of tax	—	(5,856)	202,842

Net income	$844,925	$785,746	$645,603

Income/(Loss) Per Common Share:
Diluted
Continuing operations	$2.63	$2.38	$1.29
Discontinued operations	—	(0.02)	0.59

Net Income	$2.63	$2.36	$1.89

Average common shares outstanding—Diluted	321,717	332,468	342,121

Basic
Continuing operations	$2.67	$2.41	$1.31
Discontinued operations	—	(0.02)	0.60

Net Income	$2.67	$2.39	$1.90

Average common shares outstanding—Basic	317,019	328,625	339,102

Cash dividends per share	$1.52	$1.40	$1.20

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 30,	May 2,
	2008	2007
	(Dollars in thousands)

Assets
Current assets:
Cash and cash equivalents	$617,687	$652,896
Receivables (net of allowances: 2008—$15,687 and 2007—$14,706)	1,161,481	996,852
Inventories:
Finished goods and work-in-process	1,100,735	943,449
Packaging material and ingredients	277,481	254,508

Total inventories	1,378,216	1,197,957
Prepaid expenses	139,492	132,561
Other current assets	28,690	38,736

Total current assets	3,325,566	3,019,002

Property, plant and equipment:
Land	56,007	51,950
Buildings and leasehold improvements	842,198	788,053
Equipment, furniture and other	3,502,071	3,214,860

	4,400,276	4,054,863
Less accumulated depreciation	2,295,563	2,056,710

Total property, plant and equipment, net	2,104,713	1,998,153

Other non-current assets:
Goodwill	2,997,462	2,834,639
Trademarks, net	957,111	892,749
Other intangibles, net	456,948	412,484
Other non-current assets	723,243	875,999

Total other non-current assets	5,134,764	5,015,871

Total assets	$10,565,043	$10,033,026

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 30,	May 2,
	2008	2007
	(Dollars in thousands)

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$124,290	$165,054
Portion of long-term debt due within one year	328,418	303,189
Accounts payable	1,247,479	1,181,078
Salaries and wages	92,553	85,818
Accrued marketing	298,342	262,217
Other accrued liabilities	487,656	414,130
Income taxes	91,322	93,620

Total current liabilities	2,670,060	2,505,106

Long-term debt and other liabilities:
Long-term debt	4,730,946	4,413,641
Deferred income taxes	409,186	463,666
Non-pension post-retirement benefits	257,051	253,117
Minority interest	65,727	98,309
Other liabilities	544,253	457,504

Total long-term debt and other liabilities	6,007,163	5,686,237

Shareholders’ equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value*	72	77
Common stock, 431,096,486 shares issued, $0.25 par value	107,774	107,774

	107,846	107,851
Additional capital	617,811	580,606
Retained earnings	6,129,008	5,778,617

	6,854,665	6,467,074
Less:
Treasury shares, at cost (119,628,499 shares at April 30, 2008 and 109,317,154 shares at May 2, 2007)	4,905,755	4,406,126
Accumulated other comprehensive loss	61,090	219,265

Total shareholders’ equity	1,887,820	1,841,683

Total liabilities and shareholders’ equity	$10,565,043	$10,033,026

*	The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of April 30, 2008, there were authorized, but unissued, 2,200,000 shares of third cumulative preferred stock for which the series had not been designated.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	April 30, 2008		May 2, 2007		May 3, 2006
	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

PREFERRED STOCK
Balance at beginning of year	8	$77	8	$82	9	$83
Conversion of preferred into common stock	(1)	(5)	—	(5)	(1)	(1)

Balance at end of year	7	72	8	77	8	82

Authorized shares- April 30, 2008	7

COMMON STOCK
Balance at beginning of year	431,096	107,774	431,096	107,774	431,096	107,774

Balance at end of year	431,096	107,774	431,096	107,774	431,096	107,774

Authorized shares- April 30, 2008	600,000

ADDITIONAL CAPITAL
Balance at beginning of year		580,606		502,235		430,073
Conversion of preferred into common stock		(219)		(191)		(32)
Stock options exercised, net of shares tendered for payment		20,920 †		79,735†		46,861†
Stock option expense		8,919		11,987		—
Restricted stock unit activity		4,961		16,000		21,958
Transfer of unearned compensation balance per SFAS No. 123R		—		(32,773)		—
Initial adoption of FIN 48		(1,719)		—		—
Other, net*		4,343		3,613		3,375

Balance at end of year		617,811		580,606		502,235

RETAINED EARNINGS
Balance at beginning of year		5,778,617		5,454,108		5,210,748
Net income		844,925		785,746		645,603
Cash dividends:
Preferred (per share $1.70 per share in 2008, 2007, and 2006)		(12)		(13)		(14)
Common (per share $1.52, $1.40, and $1.20 in 2008, 2007, and 2006, respectively)		(485,234)		(461,224)		(408,137)
Initial adoption of FIN 48		(9,288)		—		—
Other, net*		—		—		5,908

Balance at end of year		6,129,008		5,778,617		5,454,108

TREASURY STOCK
Balance at beginning of year	(109,317)	(4,406,126)	(100,339)	(3,852,220)	(83,419)	(3,140,586)
Shares reacquired	(13,054)	(580,707)	(16,651)	(760,686)	(21,925)	(823,370)
Conversion of preferred into common stock	8	224	7	195	1	33
Stock options exercised, net of shares tendered for payment	2,116	62,486	7,265	195,117	4,575	101,945
Restricted stock unit activity	289	8,591	96	2,438	58	1,303
Other, net*	330	9,777	305	9,030	371	8,455

Balance at end of year	(119,628)	(4,905,755)	(109,317)	(4,406,126)	(100,339)	(3,852,220)

UNEARNED COMPENSATION
Balance at beginning of year		—		(32,773)		(31,141)
Restricted stock unit activity		—		—		(2,195)
Transfer of balance to additional capital per SFAS No. 123R		—		32,773		—
Other, net*		—		—		563

Balance at end of year		—		—		(32,773)

OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		(219,265)		(130,383)		25,622
Net pension and post-retirement benefit losses (net of $75,407 tax benefit in 2008)		(155,989)		—		—
Reclassification of net pension and post-retirement benefit losses to net income (net of $14,159 tax benefit in 2008)		27,787		—		—
Minimum pension liability (net of $4,167 tax expense and $3,306 tax benefit in 2007 and 2006, respectively)		—		8,041		(8,583)
Unrealized translation adjustments (net of $25,823 tax expense, $29,635 tax benefit, and $11,912 tax benefit in 2008, 2007 and 2006, respectively)		281,090		293,673		(147,746)
Net change in fair value of cash flow hedges (net of $7,527 tax expense and $4,423 tax benefit in 2008 and 2007, respectively)		16,273		(3,401)		8,236
Net hedging (gains)/losses reclassified into earnings (net of $7,287 tax expense, $6,163 tax benefit, and $5,915 tax expense in 2008, 2007, and 2006, respectively)		(10,986)		11,239		(7,912)

Net other comprehensive income/(loss) adjustments		158,175		309,552		(156,005)

Initial adoption of SFAS No. 158, net of $182,530 tax benefit		—		(398,434)		—

Balance at end of year		(61,090)††		(219,265)		(130,383)

TOTAL SHAREHOLDERS’ EQUITY		$1,887,820		$1,841,683		$2,048,823

COMPREHENSIVE INCOME
Net income		$844,925		$785,746		$645,603
Net other comprehensive income/(loss) adjustments		158,175		309,552		(156,005)

TOTAL COMPREHENSIVE INCOME		$1,003,100		$1,095,298		$489,598

*	Includes activity of the Global Stock Purchase Plan. Retained Earnings in Fiscal 2006 reflects the final settlement associated with businesses spun-off to Del Monte in Fiscal 2003.

†	Includes income tax benefit resulting from exercised stock options.

††	Comprised of unrealized translation adjustment of $529,228, pension and post-retirement benefits net prior service cost of $(11,833) and net losses of $(586,986), and deferred net gains on derivative financial instruments of $8,501.

See Notes to Consolidated Financial Statements

H. J.  Heinz Company and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Dollars in thousands)

Operating activities:
Net income	$844,925	$785,746	$645,603
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	250,826	233,374	227,454
Amortization	38,071	32,823	36,384
Deferred tax provision/(benefit)	18,543	52,244	(57,693)
(Gains)/losses on disposals and impairment charges	(15,706)	(1,391)	48,023
Other items, net	22,343	11,066	39,066
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(55,832)	10,987	115,583
Inventories	(133,600)	(82,534)	(47,401)
Prepaid expenses and other current assets	5,748	14,208	13,555
Accounts payable	89,160	56,524	56,545
Accrued liabilities	28,259	(4,489)	57,353
Income taxes	95,566	(46,270)	(59,511)

Cash provided by operating activities	1,188,303	1,062,288	1,074,961

Investing activities:
Capital expenditures	(301,588)	(244,562)	(230,577)
Proceeds from disposals of property, plant and equipment	8,531	60,661	19,373
Acquisitions, net of cash acquired	(151,604)	(88,996)	(1,100,436)
Net proceeds/(payments) related to divestitures	63,481	(4,144)	856,729
Termination of net investment hedges	(93,153)	—	—
Other items, net	(79,894)	(49,203)	3,094

Cash used for investing activities	(554,227)	(326,244)	(451,817)

Financing activities:
Payments on long-term debt	(368,214)	(52,069)	(727,772)
Proceeds from long-term debt	—	—	230,790
Net proceeds from commercial paper and short-term debt	483,730	384,055	298,525
Dividends	(485,246)	(461,237)	(408,151)
Purchases of treasury stock	(580,707)	(760,686)	(823,370)
Exercise of stock options	78,596	259,816	142,046
Termination of interest rate swaps	103,522	—	—
Other items, net	10,224	9,212	18,507

Cash used for financing activities	(758,095)	(620,909)	(1,269,425)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	—	33,511	13,312
Effect of exchange rate changes on cash and cash equivalents	88,810	58,823	(5,353)

Net (decrease)/increase in cash and cash equivalents	(35,209)	207,469	(638,322)
Cash and cash equivalents at beginning of year	652,896	445,427	1,083,749

Cash and cash equivalents at end of year	$617,687	$652,896	$445,427

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:

H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 30, 2008, May 2, 2007, and May 3, 2006.

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

As a result of general economic uncertainty, coupled with restrictions on the repatriation of earnings, as of the end of November 2002 the Company deconsolidated its Zimbabwean operations and classified its remaining net investment of approximately $111 million as a cost investment. In the fourth quarter of Fiscal 2006, the Company wrote off its net investment in Zimbabwe. The decision to write off the Zimbabwe investment related to management’s determination that this investment was not a core business. Management’s determination was based on an evaluation of political and economic conditions existing in Zimbabwe and the ability for the Company to recover its cost in this investment. This evaluation considered the continued economic turmoil, further instability in the local currency and the uncertainty regarding the ability to source raw material in the future. In Fiscal 2008, the Company sold this business resulting in an insignificant gain.

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

Translation of Foreign Currencies:

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income/(loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.

Cash Equivalents:

Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

Property, Plant and Equipment:

Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed for possible impairment when appropriate. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

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

Revenue Recognition:

The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This occurs upon delivery of the product to the customer. Customers generally do not have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.

Marketing Costs:

The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenue or as a component of cost of products sold based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

Income Taxes:

Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

realized, a valuation allowance is recognized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Had compensation cost for the Company’s stock option plans been determined in Fiscal 2006 based on the fair-value based method for all awards, the pro forma income and earnings per share from continuing operations would have been as follows:

Fiscal Year Ended
May 3,
2006
(53 Weeks)
(In thousands,
except per share amounts)

Income from continuing operations:
As reported	$442,761
Fair value-based expense, net of tax	12,333

Pro forma	$430,428

Income per common share from continuing operations:
Diluted
As reported	$1.29
Pro forma	$1.26
Basic
As reported	$1.31
Pro forma	$1.27

Financial Instruments:

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

The Company uses derivative financial instruments for the purpose of hedging currency, debt and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in receivables or accounts payable and the long-term portion is presented as a component of other non-current assets or other liabilities, based on the instrument’s fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Cash flows related to derivative instruments designated as cash flow hedges are generally classified in the consolidated statements of cash flows within operating activities as a component of other items, net. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to the termination of derivative instruments designated as fair value hedges of fixed rate debt obligations are classified in the consolidated statements of cash flows within financing activities.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2.	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This Interpretation includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosures. See Note 7 for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 for its financial assets and liabilities on May 1, 2008, the first day of Fiscal 2009. The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The recorded values of the Company’s financial instruments approximate fair value. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” SFAS No. 158 required that the Company recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Effective May 2, 2007, the Company adopted these provisions of SFAS No. 158. SFAS No. 158 also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending April 29, 2009. The Company does not expect the impact of the change in measurement date to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Thus, the Company will be required to adopt these standards on April 30, 2009, the first day of Fiscal 2010. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 in the fourth quarter of Fiscal 2009.

3.	Discontinued Operations

During fiscal years 2003 through 2006, the Company focused on exiting non-strategic business operations. Certain of these businesses which were sold were accounted for as discontinued operations.

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income. The Company recorded a loss of $3.3 million ($5.9 million after-tax) from these businesses for the year ended May 2, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements. These discontinued operations generated sales of $688.0 million (partial year) and net income of $169.1 million (net of $90.2 million in tax expense) for the year ended May 3, 2006.

In addition, net income from discontinued operations includes amounts related to the favorable settlement of tax liabilities associated with the businesses spun-off to Del Monte in Fiscal 2003. Such amounts totaled $33.7 million for the year ended May 3, 2006.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Divestitures/Impairment Charges:

The following (losses)/gains or non-cash asset impairment charges were recorded in continuing operations during Fiscal 2006:

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

There were no material gains/(losses) on divested businesses or asset impairment charges in Fiscal 2007 or 2008.

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

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $58 million. During the second quarter of Fiscal 2008, the Company acquired the remaining interest in its Shanghai LongFong Foods business for approximately $18 million in cash

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and $15 million of deferred consideration. During the fourth quarter of Fiscal 2008, the Company acquired the Wyko® sauce business in the Netherlands for approximately $66 million. The Company also made payments during Fiscal 2008 related to acquisitions completed in prior fiscal years, none of which were significant.

During Fiscal 2007, the Company acquired Renée’s Gourmet Foods, a Canadian manufacturer of premium chilled salad dressings, sauces, dips, marinades and mayonnaise, for approximately $68 million. In addition, during Fiscal 2007, the Company acquired the remaining interest in its Petrosoyuz joint venture for approximately $15 million. The Company also made payments during Fiscal 2007 related to acquisitions completed in prior fiscal years, none of which were significant.

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

All of the above-mentioned acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of the businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. There are no significant contingent payments, options or commitments associated with any of the acquisitions, except as disclosed above.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the fiscal year ended April 30, 2008, by reportable segment, are as follows:

	North
	American				Rest
	Consumer		Asia/	U.S.	of
	Products	Europe	Pacific	Foodservice	World	Total
	(Thousands of dollars)

Balance at May 2, 2007	$1,081,673	$1,259,514	$214,964	$262,823	$15,665	$2,834,639
Acquisitions	—	15,259	47,603	—	—	62,862
Purchase accounting adjustments	2,820	(2,155)	—	—	—	665
Disposals	—	(1,239)	—	—	—	(1,239)
Translation adjustments	11,795	69,549	19,852	—	(661)	100,535

Balance at April 30, 2008	$1,096,288	$1,340,928	$282,419	$262,823	$15,004	$2,997,462

The annual impairment tests are performed as of the last day of the third quarter of each fiscal year unless events suggest an impairment may have occurred in the interim.

The Company finalized the purchase price allocation for the Cottee’s® and Rose’s® acquisition during the fourth quarter of Fiscal 2008. The Company also recorded a preliminary purchase price allocation related to the Wyko® acquisition, which is expected to be finalized upon completion of valuation procedures.

Trademarks and other intangible assets at April 30, 2008 and May 2, 2007, subject to amortization expense, are as follows:

	April 30, 2008			May 2, 2007
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of dollars)

Trademarks	$200,966	$(69,104)	$131,862	$196,703	$(63,110)	$133,593
Licenses	208,186	(141,070)	67,116	208,186	(135,349)	72,837
Recipes/processes	71,495	(19,306)	52,189	64,315	(15,779)	48,536
Customer related assets	183,204	(31,418)	151,786	152,668	(19,183)	133,485
Other	73,848	(59,639)	14,209	70,386	(56,344)	14,042

	$737,699	$(320,537)	$417,162	$692,258	$(289,765)	$402,493

Amortization expense for trademarks and other intangible assets subject to amortization was $27.7 million, $25.7 million and $27.6 million for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter of Fiscal 2007. Based upon the amortizable intangible assets recorded on the balance sheet as of April 30, 2008, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at April 30, 2008 totaled $996.9 million and consisted of $825.2 million of trademarks, $135.3 million of recipes/processes, and $36.4 million of licenses. Intangibles assets not subject to amortization at May 2, 2007 totaled $902.7 million and

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consisted of $759.2 million of trademarks, $126.6 million of recipes/processes, and $16.9 million of licenses.

7.	Income Taxes

The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2008	2007	2006
	(Dollars in thousands)

Current:
U.S. federal	$80,638	$89,020	$71,533
State	15,323	9,878	14,944
Foreign	258,365	181,655	225,498

	354,326	280,553	311,975

Deferred:
U.S. federal	14,975	104,113	(54,957)
State	2,381	5,444	3,015
Foreign	1,187	(57,313)	(9,333)

	18,543	52,244	(61,275)

Provision for income taxes	$372,869	$332,797	$250,700

Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $6.2 million in Fiscal 2008, $15.5 million in Fiscal 2007 and $6.7 million in Fiscal 2006.

The components of income from continuing operations before income taxes consist of the following:

	2008	2007	2006
	(Dollars in thousands)

Domestic	$268,450	$293,580	$87,409
Foreign	949,344	830,819	606,052

From continuing operations	$1,217,794	$1,124,399	$693,461

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(4.5)	(5.4)	(3.6)
State income taxes (net of federal benefit)	0.7	1.0	1.8
Earnings repatriation	3.3	9.6	4.3
Reduction of tax reserves for statute of limitations expiration	(0.1)	(5.9)	—
Effects of revaluation of tax basis of foreign assets	(2.4)	(4.6)	(2.3)
Other	(1.4)	(0.1)	1.0

Effective tax rate	30.6%	29.6%	36.2%

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The increase in the effective tax rate in Fiscal 2008 is primarily the result of benefits recognized in Fiscal 2007 for reversal of a foreign tax reserve, tax planning completed in a foreign jurisdiction, and R&D tax credits. Those prior year benefits were partially offset by lower repatriation costs and increased benefits from tax audit settlements occurring during Fiscal 2008, along with changes in valuation allowances for foreign losses. The decrease in the effective tax rate in Fiscal 2007 was primarily the result of an increase in benefits associated with tax planning, a reduction in foreign tax reserves, a prior year write-off of investment in affiliates for which no tax benefit could be recognized, a decrease in costs associated with tax audit settlements and decreases to foreign statutory tax rates, partially offset by increased costs of repatriation and changes in valuation allowances. The Fiscal 2006 effective tax rate was unfavorably impacted by increased costs of repatriation including the effects of the AJCA, a reduction in tax benefits associated with tax planning, increased costs associated with audit settlements and the write-off of investment in affiliates for which no tax benefit could be recognized, partially offset by the reversal of valuation allowances, the benefit of increased profits in lower tax rate jurisdictions and a reduction in tax reserves.

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 30, 2008 and May 2, 2007.

	2008	2007
	(Dollars in thousands)

Depreciation/amortization	$689,112	$634,192
Benefit plans	33,719	43,632
Deferred income	30,145	—
Other	56,160	39,377

Deferred tax liabilities	809,136	717,201

Operating loss carryforwards	(40,852)	(41,210)
Benefit plans	(248,808)	(198,011)
Depreciation/amortization	(69,909)	(53,722)
Tax credit carryforwards	(12,998)	(851)
Deferred income	(39,942)	—
Other	(96,618)	(72,593)

Deferred tax assets	(509,127)	(366,387)

Valuation allowance	52,008	44,935

Net deferred tax liabilities	$352,017	$395,749

The Company also has foreign deferred tax assets and valuation allowances of $143.0 million, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

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

The net change in the Fiscal 2008 valuation allowance shown above is an increase of $7.0 million. The increase was primarily due to the recording of additional valuation allowance for state deferred tax assets that are not expected to be utilized prior to their expiration date. The net change in the Fiscal 2007 valuation allowance was an increase of $14.0 million. The increase was primarily due to the recording of additional valuation allowance for state and foreign loss carryforwards that were not expected to be utilized prior to their expiration date. The net change in the Fiscal 2006 valuation allowance was a decrease of $39.3 million. The decrease was primarily due to the reversal of valuation allowances of $27.3 million in continuing operations related to the non-cash asset impairment charges recorded in Fiscal 2005 on cost and equity investments.

At the end of Fiscal 2008, foreign operating loss carryforwards totaled $125.2 million. Of that amount, $70.9 million expire between 2009 and 2018; the other $54.3 million do not expire. Deferred tax assets of $10.3 million have been recorded for state operating loss carryforwards. These losses expire between 2009 and 2028.

The Company adopted FIN 48 on May 3, 2007. As a result of adoption, the Company recognized a $9.3 million decrease to retained earnings and a $1.7 million decrease to additional capital from the cumulative effect of adoption.

Changes in the total amount of gross unrecognized tax benefits are as follows:

(Dollars in
millions)

Balance at May 3, 2007	$183.7
Increases for tax positions of prior years	10.6
Decreases for tax positions of prior years	(31.0)
Increases based on tax positions related to the current year	9.9
Decreases due to settlements with taxing authorities	(41.0)
Decreases due to lapse of statute of limitations	(3.1)

Balance at April 30, 2008	$129.1

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $55.7 million and $71.2 million, on April 30, 2008 and May 3, 2007, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2008, the approximate amount of interest and penalties included in the provision for income taxes was $10.7 million and $0.6 million, respectively. The total amount of interest and penalties accrued as of May 3, 2007 was $55.9 million and $2.2 million, respectively. The corresponding amounts of accrued interest and penalties at April 30, 2008 were $57.2 million and $2.8 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $24 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. In addition, it is also reasonably possible that during the next 12 months the Company may reach a conclusion regarding its appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. Upon conclusion of the appeal, the amount of unrecognized tax benefits will decrease by approximately $43 million the benefit of which, if any, would be reflected through additional capital.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all U.S. federal income tax matters for years through Fiscal 2005, with the exception of the Company’s appeal of a U.S. Court of Federal Claims decision regarding a refund claim. In the Company’s major non-U.S. jurisdictions, the Company has substantially concluded all income tax matters for years through Fiscal 2002.

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $3.3 billion at April 30, 2008.

During the first quarter of Fiscal 2007, a foreign subsidiary of the Company revalued certain of its assets, under local law, increasing the local tax basis by approximately $245 million. As a result of this revaluation, the Company incurred a foreign tax liability of approximately $30 million related to this revaluation which was paid during the third quarter of Fiscal 2007. This revaluation is expected to benefit cash flow from operations by approximately $90 million over the five to twenty year tax amortization period.

8.	Debt

Short-term debt consisted of bank debt and other borrowings of $124.3 million and $165.1 million as of April 30, 2008 and May 2, 2007, respectively. The weighted average interest rate was 6.9% and 5.4% for Fiscal 2008 and Fiscal 2007, respectively.

The Company maintains a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. In addition, the Company has $1.1 billion of foreign lines of credit available at April 30, 2008.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of April 30, 2008 and May 2, 2007:

	2008	2007
	(Dollars in thousands)

Commercial Paper (variable rate)	$1,223,367	$673,604
6.00% U.S. Dollar Notes due March 2008	—	299,824
6.226% Heinz Finance Preferred Stock due July 2008	325,000	325,000
6.625% U.S. Dollar Notes due July 2011	749,668	749,563
6.00% U.S. Dollar Notes due March 2012	598,301	632,201
U.S. Dollar Remarketable Securities due December 2020	800,000	800,000
6.375% U.S. Dollar Debentures due July 2028	230,101	229,842
6.25% British Pound Notes due February 2030	246,386	247,089
6.75% U.S. Dollar Notes due March 2032	449,855	449,779
Canadian Dollar Credit Agreement due October 2010	144,669	157,842
Other U.S. Dollar due May 2008—November 2034 (3.00—7.97)%	56,136	59,216
Other Non-U.S. Dollar due May 2008—March 2022 (7.00—11.00)%	37,360	21,675

	4,860,843	4,645,635
SFAS No. 133 Hedge Accounting Adjustments (See Note 13)	198,521	71,195
Less portion due within one year	(328,418)	(303,189)

Total long-term debt	$4,730,946	$4,413,641

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	5.90%	6.14%

During the fourth quarter of Fiscal 2008, the Company paid off $300 million of notes which matured on March 15, 2008. During Fiscal 2008 the Company also repurchased $34.5 million of its 6.0% notes due 2012 and effectively terminated the corresponding interest rate swaps.

During Fiscal 2007, the Company repurchased $3.2 million of its 6.375% notes due 2028 and $23.3 million of its 6.75% notes due 2032 and terminated the corresponding interest rate swaps.

The fair value of the debt obligations approximated the recorded value as of April 30, 2008 and May 2, 2007. Annual maturities of long-term debt during the next five fiscal years are $328.4 million in 2009, $1,226.5 million in 2010, $160.8 million in 2011, $1,389.7 million in 2012 and $1.3 million in 2013.

As of April 30, 2008, the Company had $800 million of remarketable securities due December 2020. On December 1, 2005, the Company remarketed the $800 million remarketable securities at a coupon of 6.428% and amended the terms of the securities so that the securities will be remarketed every third year rather than annually. The next remarketing is scheduled for December 1, 2008. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. The Company intends to remarket the securities in 2008; therefore, the debt is classified as long-term at April 30, 2008.

H.J. Heinz Finance Company’s 3,250 mandatorily redeemable preferred shares are classified as long-term debt as a result of the adoption of SFAS No. 150. Each share of preferred stock is entitled to annual cash dividends at a rate of 6.226% or $6,226 per share. On July 15, 2008, each share will be redeemed for $100,000 in cash for a total redemption price of $325 million.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	Supplemental Cash Flows Information

	2008	2007	2006
	(Dollars in thousands)

Cash Paid During the Year For:
Interest	$360,698	$268,781	$292,285

Income taxes	$261,283	$283,431	$326,370

Details of Acquisitions:
Fair value of assets	$165,093	$108,438	$1,296,379
Liabilities*	13,489	19,442	192,486

Cash paid	151,604	88,996	1,103,893
Less cash acquired	—	—	3,457

Net cash paid for acquisitions	$151,604	$88,996	$1,100,436

*	Includes obligations to sellers of $11.5 million, $2.0 million and $5.7 million in 2008, 2007 and 2006, respectively.

A capital lease obligation of $51.0 million was incurred when the Company entered into a lease for equipment during the first quarter of Fiscal 2007. This equipment was previously under an operating lease. This non-cash transaction has been excluded from the consolidated statement of cash flows for the year ended May 2, 2007.

10.	Employees’ Stock Incentive Plans and Management Incentive Plans

As of April 30, 2008, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $31.7 million and $11.1 million for the fiscal year ended April 30, 2008, respectively and $32.0 million and $11.1 million for the fiscal year ended May 2, 2007, respectively.

The Company has two plans from which it can issue equity based awards, the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002, and the 2000 Stock Option Plan (the “2000 Plan”), which was approved by shareholders on September 12, 2000. The Company’s primary means for issuing equity-based awards is the 2003 Plan. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may be issued as stock options. The maximum number of shares that may be granted under this plan is 18.9 million shares. Shares issued under these plans are sourced from available treasury shares.

On May 4, 2006, the Company adopted SFAS 123R and began recognizing the cost of all employee stock options on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period), net of estimated forfeitures, using the modified-prospective transition method. Under this transition method, Fiscal 2008 and 2007 results include stock-based compensation expense related to stock options granted on or prior to, but not vested as of, May 3, 2006, based on the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of SFAS 123. All stock-based payments granted subsequent to May 3, 2006, will be expensed based on the grant date fair value

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

estimated in accordance with the provisions of SFAS 123R. All stock-based compensation expense is recognized as a component of general and administrative expenses. Results for prior periods have not been restated.

SFAS 123R also requires the attribution of compensation expense based on the concept of “requisite service period.” For awards with vesting provisions tied to retirement status (i.e., non-substantive vesting provisions,) compensation cost is recognized from the date of grant to the earlier of the vesting date or the date of retirement-eligibility. The use of the non-substantive vesting approach does not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company will continue to follow its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Had the Company previously applied the accelerated method of expense recognition, the impact would have been immaterial to the fiscal year ended May 3, 2006.

Stock Options:

Stock options generally vest over a period of one to four years after the date of grant. Awards granted prior to Fiscal 2004 generally had a vesting period of three years. Prior to Fiscal 2006, awards generally had a maximum term of ten years. Beginning in Fiscal 2006, awards have a maximum term of seven years.

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

The Company previously presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows. Upon adoption of SFAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. For the fiscal year ended, April 30, 2008, $2.7 million of cash tax benefits was reported as an operating cash inflow and $1.7 million of excess tax benefits as a financing cash inflow. For the fiscal year ended, May 2, 2007, $10.4 million of cash tax benefits was reported as an operating cash inflow and $4.6 million of excess tax benefits as a financing cash inflow.

As of April 30, 2008, 29,994 shares remained available for issuance under the 2000 Plan. During the fiscal year ended April 30, 2008, 29,866 shares were forfeited and returned to the plan. During the fiscal year ended April 30, 2008, 12,839 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at April 30, 2008 is as follows:

2003 Plan
(Amounts in
thousands)

Number of shares authorized	18,869
Number of stock option shares granted	(3,347)
Number of stock option shares forfeited and returned to the plan	178
Number of restricted stock units and restricted stock issued	(3,421)

Shares available for grant as stock options	12,279

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During Fiscal 2008, the Company granted 1,352,155 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006 as computed using the Black-Scholes pricing model was $6.25, $6.69, and $6.66, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2008	2007	2006

Dividend yield	3.3%	3.3%	3.2%
Expected volatility	15.8%	17.9%	22.0%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	4.3%	4.7%	4.0%

The dividend yield assumption is based on the current fiscal year dividend payouts. The Company estimates expected volatility and expected option life assumption consistent with SFAS 123R. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic daily volatility rate over a period equal to the average life of an option. The weighted average expected life of options is based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of current awards. The risk-free interest rate is based on the U.S. Treasury (constant maturity) rate in effect at the date of grant for periods corresponding with the expected term of the options.

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Options	(per share)	Intrinsic Value
	(Amounts in thousands, except per share data)

Options outstanding at April 27, 2005	35,464	$38.27	$1,357,071
Options granted	1,165	37.01	43,126
Options exercised	(4,575)	30.66	(140,266)
Options forfeited and returned to the plan	(539)	38.06	(20,505)

Options outstanding at May 3, 2006	31,515	39.33	1,239,426
Options granted	895	41.92	37,515
Options exercised	(7,266)	35.77	(259,860)
Options forfeited and returned to the plan	(347)	44.60	(15,481)

Options outstanding at May 2, 2007	24,797	40.39	1,001,600
Options granted	1,352	45.54	61,579
Options exercised	(2,116)	37.31	(78,960)
Options forfeited and returned to the plan	(1,899)	51.32	(97,461)

Options outstanding at April 30, 2008	22,134	$40.06	$886,758

Options vested and exercisable at May 3, 2006	25,545	$39.29	$1,003,646
Options vested and exercisable at May 2, 2007	21,309	$40.88	$871,095
Options vested and exercisable at April 30, 2008	19,249	$39.77	$765,552

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes information about shares under option in the respective exercise price ranges at April 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Remaining		Remaining	Weighted-
Range of Exercise	Number	Life	Exercise Price	Number	Life	Average
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Exercise Price
	(Options in thousands)

$29.18-$35.38	7,357	3.8	$33.32	7,326	3.8	$33.31
$35.39-$44.77	9,506	3.1	40.46	7,965	2.8	40.71
$44.78-$54.00	5,271	1.7	48.76	3,958	0.2	49.83

	22,134	3.0	$40.06	19,249	2.6	$39.77

The Company received proceeds of $78.6 million, $259.8 million, and $142.0 million from the exercise of stock options during the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006, respectively. The tax benefit recognized as a result of stock option exercises was $4.4 million, $15.2 million and $6.7 million for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006, respectively.

A summary of the status of the Company’s unvested stock options is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in thousands, except per share data)

Unvested options at May 2, 2007	3,488	$6.98
Options granted	1,352	6.25
Options vested	(1,886)	6.88
Options forfeited and returned to the plan	(69)	6.98

Unvested options at April 30, 2008	2,885	$7.07

Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $8.5 million and $8.8 million as of April 30, 2008 and May 2, 2007, respectively. This cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units and Restricted Shares:

The 2003 Plan authorizes up to 9.4 million shares for issuance as restricted stock units (“RSUs”) or restricted stock with vesting periods from the first to the fifth anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs are converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. Restricted stock is reserved in the recipients’ name at the grant date and issued upon vesting. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award. RSUs generally vest over a period of one to four years after the date of grant.

Total compensation expense relating to RSUs and restricted stock was $21.1 million, $18.7 million and $21.5 million for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006, respectively. Unrecognized compensation cost in connection with these grants totaled $35.7 million,

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$28.4 million and $32.8 million at April 30, 2008, May 2, 2007 and May 3, 2006, respectively. The cost is expected to be recognized over a weighted-average period of 2.3 years. The unearned compensation balance of $32.8 million as of May 4, 2006 related to RSUs and restricted stock awards were reclassified into additional capital upon adoption of SFAS 123R.

A summary of the Company’s RSU and restricted stock awards at April 30, 2008 is as follows:

2003 Plan
(Amounts in thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(4,072)
Number of shares forfeited and returned to the plan	651

Shares available for grant	6,019

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of Units	(Per Share)
	(Amounts in thousands,
	except per share data)

Unvested units and stock at May 2, 2007	2,025	$36.57
Units and stock granted	715	46.00
Units and stock vested	(579)	35.94
Units and stock forfeited and returned to the plan	(74)	38.92

Unvested units and stock at April 30, 2008	2,087	$39.88

Grants of restricted stock and RSUs were 364,112 and 708,180 for the fiscal years ended May 2, 2007 and May 3, 2006, respectively. Restricted stock and RSUs that vested during the fiscal years ended May 2, 2007 and May 3, 2006 were 130,803 and 70,775, respectively. Restricted stock and RSUs that were forfeited and returned to the plan were 21,476 and 60,054 for the fiscal years ended May 2, 2007 and May 3, 2006, respectively.

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company repurchased approximately 13.1 million shares during Fiscal 2008.

Global Stock Purchase Plan:

The Company has a shareholder-approved employee global stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option is equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of five million shares. During the two offering periods from February 16, 2007 to February 15, 2008, employees purchased 302,284 shares under the plan.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the two offering periods from February 16, 2006 to February 15, 2007, employees purchased 268,224 shares under the plan.

Annual Incentive Bonus:

The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $45 million, $41 million and $37 million in Fiscal years 2008, 2007 and 2006 respectively.

Long-Term Performance Program:

In Fiscal 2008, the Company granted performance awards as permitted in the 2003 Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends between the starting and ending dates. The starting value was based on the average of each LTPP peer group Company stock price for the 60 trading days prior to and including May 2, 2007. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2009 year end, plus dividends paid over the 2 year performance period. The Fiscal 2008-2009 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The Company also granted performance awards in Fiscal 2007 under the 2007-2008 LTPP. The compensation cost related to LTPP awards recognized in general and administrative expenses (“G&A”) was $23.8 million, and the related tax benefit was $8.1 million for the fiscal year ended April 30, 2008. The compensation cost related to these plans, recognized in G&A was $14.2 million, and the related tax benefit was $5.5 million for the fiscal year ended May 2, 2007.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Company’s principal defined benefit plans at April 30, 2008 and May 2, 2007.

	2008	2007
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,794,722	$2,601,229
Service cost	39,832	42,886
Interest cost	152,073	135,984
Participants’ contributions	13,090	10,347
Amendments	14,907	4,046
Actuarial (gain)/loss	(89,838)	21,301
Divestitures	—	(459)
Settlement	—	(10,664)
Special termination benefits	—	3,188
Benefits paid	(149,048)	(143,298)
Exchange/other	67,437	130,162

Benefit obligation at the end of the year	$2,843,175	$2,794,722

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$2,888,780	$2,621,220
Actual (loss)/return on plan assets	(79,759)	207,470
Divestitures	—	(172)
Settlement	—	(10,664)
Employer contribution	59,799	62,505
Participants’ contributions	13,090	10,347
Benefits paid	(149,048)	(143,298)
Exchange	60,261	141,372

Fair value of plan assets at the end of the year	2,793,123	2,888,780

Funded status	$(50,052)	$94,058

Amount recognized in the consolidated balance sheet consists of:
Noncurrent assets	$191,079	$284,619
Current liabilities	(19,826)	(8,545)
Noncurrent liabilities	(221,305)	(182,016)

Net amount recognized	$(50,052)	$94,058

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$802,738	$633,461
Prior service cost	25,572	11,746

Net amount recognized	$828,310	$645,207

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in the following fiscal year are as follows:
Net actuarial loss	$36,512	$42,921
Prior service cost	3,567	(1,093)

Net amount recognized	$40,079	$41,828

The accumulated benefit obligation for all defined benefit pension plans was $2,600.2 million at April 30, 2008 and $2,561.1 million at May 2, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $656.7 million, $173.0 million and $430.5 million respectively, as of April 30, 2008 and $607.4 million, $551.2 million and $437.8 million, respectively, as of May 2, 2007. The change in other comprehensive loss related to pension benefit losses arising during the period is $236.0 million at April 30, 2008. The change in other comprehensive loss related to the

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reclassification of pension benefit losses to net income is $42.1 million at April 30, 2008. The change in minimum liability included in other comprehensive loss was a decrease of $12.2 million at May 2, 2007.

The weighted-average rates used for the years ended April 30, 2008 and May 2, 2007 in determining the projected benefit obligations for defined benefit plans were as follows:

	2008	2007

Discount rate	6.1%	5.5%
Compensation increase rate	5.2%	5.0%

Total pension cost of the Company’s principal pension plans consisted of the following:

	2008	2007	2006
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$39,832	$42,886	$42,081
Interest cost	152,073	135,984	124,064
Expected return on assets	(227,373)	(198,470)	(168,990)
Amortization of:
Net initial asset	—	—	(21)
Prior service cost	(1,403)	(3,465)	2,207
Net actuarial loss	44,121	52,302	58,869
Loss due to curtailment, settlement and special termination benefits	—	2,335	18,846

Net periodic benefit cost	7,250	31,572	77,056
Defined contribution plans	34,027	34,940	28,139

Total pension cost	41,277	66,512	105,195

Less pension cost associated with discontinued operations	—	—	375

Pension cost associated with continuing operations	$41,277	$66,512	$104,820

The weighted-average rates used for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006 in determining the defined benefit plans’ net pension costs were as follows:

	2008	2007	2006

Expected rate of return	8.2%	8.2%	8.2%
Discount rate	5.5%	5.3%	5.5%
Compensation increase rate	5.0%	4.0%	4.0%

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets:

The Company’s defined benefit pension plans’ weighted average asset allocation at April 30, 2008 and May 2, 2007 and weighted average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2008	2007	Allocation

Equity securities	65%	68%	65%
Debt securities	32%	29%	33%
Real estate	1%	1%	1%
Other	2%	2%	1%

	100%	100%	100%

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 30, 2008 and May 2, 2007.

Cash Flows:

The Company contributed approximately $60 million to the defined benefit plans in Fiscal 2008. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $80 million, however actual contributions may be affected by pension asset and liability valuations during the year.

Benefit payments expected in future years are as follows (dollars in thousands):

2009	$168,750
2010	$166,008
2011	$168,318
2012	$172,486
2013	$171,284
Years 2014-2018	$879,329

12.	Postretirement Benefits Other Than Pensions and Other Post Employment Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company’s U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements until claims occur and may modify plan provisions or terminate plans at its discretion.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company uses an April 30 measurement date for its domestic plans and a March 31 measurement date for the Canadian plan.

The following table sets forth the combined status of the Company’s postretirement benefit plans at April 30, 2008 and May 2, 2007.

	2008	2007
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$273,161	$273,434
Service cost	6,451	6,253
Interest cost	15,626	15,893
Participants’ contributions	973	913
Amendments	1,001	—
Actuarial gain	(5,523)	(2,262)
Benefits paid	(20,386)	(21,180)
Exchange/other	5,295	110

Benefit obligation at the end of the year	276,598	273,161

Funded status	$(276,598)	$(273,161)

Amount recognized in the consolidated balance sheet consists of:
Current liabilities	$(19,547)	$(20,090)
Noncurrent liabilities	(257,051)	(253,071)

Net amount recognized	$(276,598)	$(273,161)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$50,329	$59,702
Prior service cost	(8,242)	(14,019)

Net amount recognized	$42,087	$45,683

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in the following fiscal year are as follows:
Net actuarial loss	$3,693	$4,549
Negative prior service cost	(3,783)	(4,766)

Net amount recognized	$(90)	$(217)

The change in other comprehensive loss related to postretirement benefit gains arising during the period is $4.6 million at April 30, 2008. The change in other comprehensive loss related to the reclassification of post-retirement benefit gains to net income is $0.2 million at April 30, 2008.

The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at April 30, 2008 and May 2, 2007 was 5.9%.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net postretirement costs consisted of the following:

	2008	2007	2006
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$6,451	$6,253	$6,242
Interest cost	15,626	15,893	15,631
Amortization of:
Prior service cost	(4,770)	(6,098)	(2,830)
Net actuarial loss	4,579	5,465	6,925
Loss due to curtailment and special termination benefits	—	—	1,846

Net periodic benefit cost	$21,886	$21,513	$27,814

The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 5.9% in 2008, 6.1% in 2007 and 5.5% in 2006.

The domestic weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 9.3% for 2009, gradually decreases to 5% by 2014 and remains at that level thereafter. The foreign weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 6.7% for 2009, gradually decreases to 4% by 2016 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total service and interest cost components	$1,581	$1,406
Effect on postretirement benefit obligation	$18,016	$16,284

Cash Flows:

The Company paid $20.4 million for benefits in the postretirement medical plans in Fiscal 2008. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $21.3 million.

Benefit payments expected in future years are as follows (dollars in thousands):

2009	$21,296
2010	$22,624
2011	$23,766
2012	$24,733
2013	$25,038
Years 2014-2018	$132,239

Estimated future medical subsidy receipts are approximately $1.4 million annually from 2009 through 2013 and $8.4 million for the period from 2014 through 2018.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures.

At April 30, 2008, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $1.71 billion and $1.82 billion, respectively. At May 2, 2007, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $3.47 billion and $2.70 billion, respectively. The fair value of derivative financial instruments was a net asset of $126.0 million at April 30, 2008, and a net liability of $2.0 million at May 2, 2007.

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

The Company had outstanding cross currency swaps with a total notional amount of $1.96 billion as of May 2, 2007, which were designated as net investment hedges of foreign operations. During Fiscal 2008, the Company made cash payments to the counterparties totaling $74.5 million as a result of contract maturities and $93.2 million as a result of early termination of contracts. As of April 30, 2008 there are no outstanding cross currency swaps. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $95.8 million ($72.0 million after-tax) and $72.9 million ($43.9 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for Fiscal 2008 and Fiscal 2007, respectively. Gains of $3.6 million and $15.9 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for Fiscal 2008 and Fiscal 2007, respectively.

The early termination of the net investment hedges described above and interest rate swaps described below were completed in conjunction with the reorganizations of the Company’s foreign operations and interest rate swap portfolio.

Interest Rate Hedging:

The Company uses interest rate swaps to manage debt and interest rate exposures. Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. During Fiscal 2008, the Company terminated certain interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these interest rate contracts totaled $612.0 million and the Company received a total of $103.5 million of cash from the termination of these contracts. The $103.5 million gain is being amortized to reduce interest expense over the remaining term of the

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

corresponding debt obligations (average of 22 years). SFAS No. 133 hedge accounting adjustments related to hedged debt obligations totaled $198.5 million and $71.2 million as of April 30, 2008 and May 2, 2007, respectively.

Hedge Ineffectiveness:

Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the years ended April 30, 2008, May 2, 2007 and May 3, 2006. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness.

Deferred Hedging Gains and Losses:

As of April 30, 2008, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $8.7 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Amounts reclassified to earnings because the hedge transaction was no longer expected to occur were not significant for the years ended April 30, 2008, May 2, 2007 and May 3, 2006.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency or interest rate exposures. These derivative financial instruments are accounted for on a full mark-to-market basis through current earnings even though they were not acquired for trading purposes.

Concentration of Credit Risk:

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2008, one customer represented 10.4% of the Company’s sales. The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Amounts in thousands)

Income from continuing operations	$844,925	$791,602	$442,761
Preferred dividends	12	13	14

Income from continuing operations applicable to common stock	$844,913	$791,589	$442,747

Average common shares outstanding—basic	317,019	328,625	339,102
Effect of dilutive securities:
Convertible preferred stock	109	123	125
Stock options, restricted stock and the global stock purchase plan	4,589	3,720	2,894

Average common shares outstanding—diluted	321,717	332,468	342,121

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 6.1 million, 9.1 million and 18.2 million shares of common stock as of April 30, 2008, May 2, 2007 and May 3, 2006, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2014. The Company elected to apply the long-form method for determining the pool of windfall tax benefits in connection with the adoption of SFAS 123R.

15.	Segment Information

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. During the first quarter of Fiscal 2008, the Company changed its segment reporting to reclassify its business in India from the Rest of World segment to the Asia/Pacific segment, reflecting organizational changes. Prior periods have been conformed to the current presentation. Net external sales for this business were $117.3 million and $104.2 million for Fiscal 2007 and 2006, respectively. Operating income for this business was $14.4 million and $16.2 million for Fiscal 2007 and 2006, respectively. Operating income excluding special items for this business was $14.4 million and $14.1 million for Fiscal 2007 and 2006, respectively. Depreciation and amortization expense for this business was $1.7 million for Fiscal 2007 and 2006. Capital expenditures for this business were $1.5 million and $2.3 million for Fiscal 2007 and 2006, respectively. Identifiable assets for this business were $84.1 million and $69.9 million for Fiscal 2007 and 2006, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Descriptions of the Company’s reportable segments are as follows:

•	North American Consumer Products—This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America and includes our Canadian business.

•	Europe—This segment includes the Company’s operations in Europe, including Eastern Europe and Russia, and sells products in all of the Company’s categories.

•	Asia/Pacific—This segment includes the Company’s operations in New Zealand, Australia, India, Japan, China, South Korea, Indonesia, and Singapore. This segment’s operations include products in all of the Company’s categories.

•	U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, and frozen soups, desserts and appetizers.

•	Rest of World—This segment includes the Company’s operations in Africa, Latin America, and the Middle East that sell products in all of the Company’s categories.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 30,	May 2,	May 3,	April 30,	May 2,	May 3,
	2008	2007	2006	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Dollars in thousands)
	Net External Sales			Operating Income (Loss)

North American Consumer Products	$3,011,513	$2,739,527	$2,554,118	$678,388	$625,675	$583,367
Europe	3,532,326	3,076,770	2,987,737	636,866	566,362	414,178
Asia/Pacific	1,599,860	1,319,231	1,221,054	194,900	150,177	101,447
U.S. Foodservice	1,559,370	1,556,339	1,569,833	169,581	216,115	177,292
Rest of World	367,709	309,763	310,696	45,437	39,484	1,618
Non-Operating(a)	—	—	—	(156,205)	(151,098)	(164,290)

Consolidated Totals	$10,070,778	$9,001,630	$8,643,438	$1,568,967	$1,446,715	$1,113,612

	Operating Income (Loss) Excluding(b)
	Special Items

North American Consumer Products	$678,388	$625,675	$589,958
Europe	636,866	566,362	526,372
Asia/Pacific	194,900	150,177	126,563
U.S. Foodservice	169,581	216,115	212,053
Rest of World	45,437	39,484	31,609
Non-Operating(a)	(156,205)	(151,098)	(136,564)

Consolidated Totals	$1,568,967	$1,446,715	$1,349,991

	Depreciation and Amortization Expenses			Capital Expenditures(c)

Total North America	$122,200	$112,031	$103,492	$121,937	$97,954	$82,726
Europe	115,578	108,479	98,106	119,425	99,939	102,275
Asia/Pacific	35,410	29,390	28,708	36,404	36,903	36,479
Rest of World	5,690	5,010	5,349	10,064	7,586	6,139
Non-Operating(a)	10,019	11,287	11,778	13,758	2,180	2,958

Consolidated Totals	$288,897	$266,197	$247,433	$301,588	$244,562	$230,577

	Identifiable Assets

Total North America	$3,795,272	$3,752,033	$3,530,639
Europe	4,731,760	4,166,174	4,285,233
Asia/Pacific	1,433,467	1,213,867	1,208,504
Rest of World	235,625	189,543	208,175
Non-Operating(d)	368,919	711,409	505,216

Consolidated Totals	$10,565,043	$10,033,026	$9,737,767

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Fiscal year ended May 3, 2006: Excludes costs associated with targeted workforce reductions, costs incurred in connection with strategic reviews of several non-core businesses and net losses/impairment charge on divestures as follows: North American Consumer Products, $6.6 million; Europe, $112.2 million; Asia/Pacific, $25.1 million; U.S. Foodservice, $34.8 million; Rest of World, $30.0 million; and Non-Operating $27.7 million.

(c)	Excludes property, plant and equipment obtained through acquisitions.

(d)	Includes identifiable assets not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 30,	May 2,	May 3,
	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,081,864	$3,682,102	$3,530,346
Meals and snacks	4,521,697	4,026,168	3,876,743
Infant/Nutrition	1,089,544	929,075	863,943
Other	377,673	364,285	372,406

Total	$10,070,778	$9,001,630	$8,643,438

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 30,	May 2,	May 3,
	2008	2007	2006	April 30,	May 2,	May 3,
	(52 Weeks)	(52 Weeks)	(53 Weeks)	2008	2007	2006
	(Dollars in thousands)

United States	$3,971,296	$3,809,786	$3,693,262	$2,393,732	$2,377,900	$2,359,630
United Kingdom	1,844,014	1,643,268	1,636,089	1,582,088	1,588,218	1,442,562
Other	4,255,468	3,548,576	3,314,087	2,540,414	2,171,907	1,967,353

Total	$10,070,778	$9,001,630	$8,643,438	$6,516,234	$6,138,025	$5,769,545

16.	Quarterly Results

	2008
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,248,285	$2,523,379	$2,610,863	$2,688,251	$10,070,778
Gross profit	838,400	931,802	935,416	975,074	3,680,692
Net income	205,294	227,037	218,532	194,062	844,925
Per Share Amounts:
Net income—diluted	$0.63	$0.71	$0.68	$0.61	$2.63
Net income—basic	0.64	0.72	0.69	0.62	2.67
Cash dividends	0.38	0.38	0.38	0.38	1.52

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,059,920	$2,232,225	$2,295,192	$2,414,293	$9,001,630
Gross profit	772,417	846,598	852,116	921,769	3,392,900
Income from continuing operations	194,101	197,431	219,038	181,032	791,602
Net income	194,101	191,575	219,038	181,032	785,746
Per Share Amounts:
Income from continuing operations—diluted	$0.58	$0.59	$0.66	$0.55	$2.38
Income from continuing operations—basic	0.59	0.60	0.67	0.56	2.41
Cash dividends	0.35	0.35	0.35	0.35	1.40

17.	Commitments and Contingencies

Legal Matters:

Certain suits and claims have been filed against the Company and have not been finally adjudicated. In the opinion of management, based upon the information that it presently possesses, the final conclusion and determination of these suits and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Lease Commitments:

Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $107.2 million, in 2008, $104.3 million in 2007 and $97.6 million in 2006. Future lease payments for non-cancellable operating leases as of April 30, 2008 totaled $454.0 million (2009-$68.8 million, 2010-$58.3 million, 2011-$48.4 million, 2012-$44.7 million, 2013-$42.8 million and thereafter-$191.0 million).

As of April 30, 2008, the Company was party to an operating lease for buildings and equipment in which the Company has guaranteed a supplemental payment obligation of approximately $64 million at the termination of the lease. The Company believes, based on current facts and circumstances, that any payment pursuant to this guarantee is remote. No significant credit guarantees existed between the Company and third parties as of April 30, 2008.

In May 2008, the construction of a new frozen food factory in South Carolina commenced. It is expected that the factory will be operational in approximately 18 to 24 months and that it will be financed by an operating lease.

18.	Advertising Costs

Advertising expenses (including production and communication costs) for fiscal years 2008, 2007 and 2006 were $339.3 million, $315.2 million and $296.9 million, respectively. For fiscal years 2008, 2007 and 2006, $118.9 million, $123.6 million and $148.9 million, respectively, were recorded as a reduction of revenue and $220.4 million, $191.5 million and $148.0 million, respectively, were recorded as a component of SG&A.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, as stated in their report as set forth in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2008, the Company continued its implementation of SAP software across its U.K., Ireland, and Poland operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

There is nothing to be reported under this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 13, 2008. Information regarding the audit committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 13, 2008. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, and such information is incorporated herein by reference. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such specified information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to executive compensation is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” and “Report of the Management Development and Compensation Committee on Executive Compensation” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 13, 2008. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 13, 2008. Such information is incorporated herein by reference.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at April 30, 2008 were as follows:

Equity Compensation Plan Information

	(a)	(b)		(c)
				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity Compensation plans approved by stockholders	24,610,332	$39.96		12,307,925
Equity Compensation plans not approved by stockholders(1)(2)	60,093	N/A	(3)	N/A	(1)(4)

Total	24,670,425	$39.96		12,307,925

(1)	The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the “Restricted Stock Plan”) was designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees were those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and it is the Company’s intention to terminate the Restricted Stock Plan once all restrictions on previously issued shares are lifted. All awards of this type are now made under the Fiscal Year 2003 Stock Incentive Plan.

(2)	The Executive Deferred Compensation Plan, as amended and restated on December 27, 2001 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated on January 1, 2004, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(3)	The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

(4)	The maximum number of shares of Common Stock that the Chief Executive Officer was authorized to grant under the Restricted Stock Plan was established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares did not exceed in any plan year 1% of all then outstanding shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transaction Policy” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 13, 2008. Such information is incorporated herein by reference.

Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 13, 2008. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 13, 2008. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 30, 2008 and May 2, 2007
Consolidated Statements of Income for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006
Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 19, 2008, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006
(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 30, 2008, May 2, 2007 and May 3, 2006
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
	3(i)	Second Amended and Restated Articles of Incorporation of H.J. Heinz Company dated August 15, 2007, amending and restating the amended and restated Articles of Amendment in their entirety.
	3(ii)	The Company’s By-Laws, as amended effective August 15, 2007, are incorporated herein by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
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

	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
		(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.
		(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
		(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
		(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
		(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
		(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(x)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
		(xi)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(xii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(xiii)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.

(xiv)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xv)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvi)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvii)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xviii)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxi)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxii)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiii)	Named Executive Officer and Director Compensation
(xxiv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxvi)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.

	(xxvii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxviii)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
	(xxix)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
	(xxx)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
	(xxxi)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxii)	Form of Stock Option Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxiii)	Form of Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxiv)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxv)	Form of Restricted Stock Unit Award and Agreement (U.S. Employees Retention) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxvi)	Second Amended and Restated Fiscal Year 2003 Stock Incentive Plan is hereby incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxvii)	Second Amended and Restated Global Stock Purchase Plan is hereby incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
	(xxxviii)	Time Sharing Agreement dated as of September 14, 2007, between H.J. Heinz Company and William R. Johnson incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
	(xxxix)	Retirement and Consulting Agreement and a Non-Competition and Non-Solicitation Agreement dated January 30, 2008 between H. J. Heinz Company and Jeffrey P. Berger are hereby incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 1, 2008.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 19, 2008.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 19, 2008.

Signature	Capacity

/s/ William R. Johnson William R. Johnson	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Arthur B. Winkleblack Arthur B. Winkleblack	Executive Vice President and (Principal Financial Officer)
/s/ Edward J. McMenamin Edward J. McMenamin	Senior Vice President-Finance and Corporate Controller (Principal Accounting Officer)

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

Schedule II

H. J. Heinz Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 30, 2008, May 2, 2007 and May 3, 2006
(Thousands of Dollars)

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
Description	of period	expenses	accounts	Deductions	period

Fiscal year ended April 30, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$14,706	$2,379	$2,286	$3,684	$15,687

Fiscal year ended May 2, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$16,988	$3,839	$1,266	$7,387	$14,706

Fiscal year ended May 3, 2006:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$21,844	$3,213	$—	$8,069	$16,988

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	Second Amended and Restated Articles of Incorporation of H.J. Heinz Company dated August 15, 2007, amending and restating the Company’s amended and restated Articles of Amendment in their entirety.
3(ii)	The Company’s By-Laws, as amended effective August 15, 2007, are incorporated herein by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
4.	Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due 2032 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	The Certificate of Designations, Preferences and Rights of Voting Cumulative Preferred Stock, Series A of H. J. Heinz Finance Company is incorporated herein by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended August 1, 2001.
	(c)	Amended and Restated Five-Year Credit Agreement dated as of September 6, 2001 and amended and restated as of August 4, 2004 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the period ended January 25, 2006.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 1995.
	(ii)	H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1990.
	(iii)	H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 5, 1994.
	(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
	(v)	H. J. Heinz Company Executive Deferred Compensation Plan (as amended and restated on December 27, 2001) is incorporated by reference to Exhibit 10(a)(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

Description of Exhibit

(vi)	H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated August 5, 1994.
(vii)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(viii)	H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 2, 1996.
(ix)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(x)	H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 4, 2000.
(xi)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xii)	H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xiii)	H. J. Heinz Company Senior Executive Incentive Compensation Plan is incorporated by reference to the Company’s Proxy Statement dated August 2, 2002.
(xiv)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company (as amended and restated effective January 1, 2004), is incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2004.
(xv)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvi)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xvii)	Form of Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xviii)	Form of Restricted Stock Unit Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xix)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xx)	Form of Five-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

Description of Exhibit

(xxi)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxii)	Form of Three-Year Restricted Stock Unit Retention Award and Agreement for Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xxiii)	Named Executive Officer and Director Compensation
(xxiv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxvi)	Amendment Number One to the H.J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxvii)	Amendment Number One to the H.J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxviii)	Form of Fiscal Year 2006 Severance Protection Agreement is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xxxix)	Form of Long-Term Performance Program Award Agreement is hereby incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on June 12, 2006.
(xxx)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xxxi)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxii)	Form of Stock Option Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxiii)	Form of Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxiv)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxv)	Form of Restricted Stock Unit Award and Agreement (U.S. Employees Retention) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxvi)	Second Amended and Restated Fiscal Year 2003 Stock Incentive Plan is hereby incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxxvii)	Second Amended and Restated Global Stock Purchase Plan is hereby incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

Description of Exhibit

	(xxxviii)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
	(xxxix)	Retirement and Consulting Agreement and a Non-Competition and Non-Solicitation Agreement dated January 30, 2008 between H.J. Heinz Company and Jeffrey P. Berger are hereby incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 1, 2008.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.