Form 10-Q
period 2008-07-30
HEINZ H J CO
filed 2008-08-21
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

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

Large accelerated filer X  Accelerated filer     Non-accelerated filer     Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 30, 2008 was 312,309,606 shares.

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
H. J. HEINZ COMPANY AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JULY 30, 2008 AND AUGUST 1, 2007
OPERATING RESULTS BY BUSINESS SEGMENT
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II--OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
EX-3(I)
EX-3(II)
EX-10(A)(I)
EX-10(A)(II)
EX-10(A)(III)
EX-10(A)(IV)
EX-10(A)(V)
EX-10(A)(VI)
EX-10(A)(VII)
EX-10(A)(VIII)
EX-10(A)(IX)
EX-10(A)(X)
EX-10(A)(XI)
EX-10(A)(XII)
EX-10(A)(XIII)
EX-10(A)(XIV)
EX-10(A)(XV)
EX-10(A)(XVI)
EX-10(A)(XVII)
EX-12
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,583,208	$2,248,285
Cost of products sold	1,649,072	1,409,885

Gross profit	934,136	838,400
Selling, general and administrative expenses	541,872	471,746

Operating income	392,264	366,654
Interest income	11,428	12,881
Interest expense	74,605	91,230
Other expense, net	8,024	8,590

Income before income taxes	321,063	279,715
Provision for income taxes	92,099	74,421

Net income	$228,964	$205,294

Net income per share—diluted	$0.72	$0.63

Average common shares outstanding—diluted	316,801	325,477

Net income per share—basic	$0.73	$0.64

Average common shares outstanding—basic	312,022	320,818

Cash dividends per share	$0.415	$0.38

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2008	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$554,348	$617,687
Receivables, net	1,202,826	1,161,481
Inventories:
Finished goods and work-in-process	1,212,254	1,100,735
Packaging material and ingredients	271,470	277,481

Total inventories	1,483,724	1,378,216

Prepaid expenses	174,202	139,492
Other current assets	31,767	28,690

Total current assets	3,446,867	3,325,566

Property, plant and equipment	4,428,092	4,400,276
Less accumulated depreciation	2,336,124	2,295,563

Total property, plant and equipment, net	2,091,968	2,104,713

Goodwill	2,984,944	2,997,462
Trademarks, net	952,555	957,111
Other intangibles, net	450,369	456,948
Other non-current assets	706,948	723,243

Total other non-current assets	5,094,816	5,134,764

Total assets	$10,633,651	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2008	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$147,706	$124,290
Portion of long-term debt due within one year	3,274	328,418
Accounts payable	1,228,004	1,247,479
Salaries and wages	81,061	92,553
Accrued marketing	270,451	298,342
Other accrued liabilities	398,815	487,656
Income taxes	114,143	91,322

Total current liabilities	2,243,454	2,670,060

Long-term debt	5,106,636	4,730,946
Deferred income taxes	413,849	409,186
Non-pension post-retirement benefits	257,331	257,051
Other liabilities and minority interest	601,910	609,980

Total long-term liabilities	6,379,726	6,007,163
Shareholders’ Equity:
Capital stock	107,844	107,846
Additional capital	699,459	617,811
Retained earnings	6,226,245	6,129,008

	7,033,548	6,854,665
Less:
Treasury stock at cost (118,786,880 shares at July 30, 2008 and 119,628,499 shares at April 30, 2008)	4,957,169	4,905,755
Accumulated other comprehensive loss	65,908	61,090

Total shareholders’ equity	2,010,471	1,887,820

Total liabilities and shareholders’ equity	$10,633,651	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$228,964	$205,294
Adjustments to reconcile net income to cash (used for)/provided by operating activities:
Depreciation	65,715	60,676
Amortization	10,018	8,949
Deferred tax provision/(benefit)	14,847	(5,485)
Other items, net	(27,989)	1,696
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(53,218)	(23,332)
Inventories	(114,121)	(73,282)
Prepaid expenses and other current assets	(26,574)	(31,052)
Accounts payable	(29,041)	5,616
Accrued liabilities	(123,860)	(147,330)
Income taxes	41,324	7,366

Cash (used for)/provided by operating activities	(13,935)	9,116

Cash Flows from Investing Activities:
Capital expenditures	(41,634)	(58,212)
Proceeds from disposals of property, plant and equipment	689	224
Acquisitions, net of cash acquired	—	(64,044)
Proceeds from divestitures	5,465	39,661
Other items, net	43	(18,845)

Cash used for investing activities	(35,437)	(101,216)

Cash Flows from Financing Activities:
Payments on long-term debt	(336,902)	(1,110)
Proceeds from long-term debt	849,827	—
Net (payments on)/proceeds from commercial paper and short-term debt	(398,159)	16,090
Dividends	(131,333)	(123,204)
Purchases of treasury stock	(181,431)	(143,366)
Exercise of stock options	182,641	16,034
Other items, net	2,000	11,209

Cash used for financing activities	(13,357)	(224,347)

Effect of exchange rate changes on cash and cash equivalents	(610)	15,564

Net decrease in cash and cash equivalents	(63,339)	(300,883)
Cash and cash equivalents at beginning of year	617,687	652,896

Cash and cash equivalents at end of period	$554,348	$352,013

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

(2)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 11 for additional information. The Company is currently evaluating the impact of SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter ended July 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 in the fourth quarter of Fiscal 2009.

In June 2008, the FASB issued Financial Statement of Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended July 30, 2008, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 30, 2008	$1,096,288	$1,340,928	$282,419	$262,823	$15,004	$2,997,462
Disposals	—	—	—	(2,300)	—	(2,300)
Translation adjustments	(1,928)	(1,486)	(7,171)	—	367	(10,218)

Balance at July 30, 2008	$1,094,360	$1,339,442	$275,248	$260,523	$15,371	$2,984,944

Trademarks and other intangible assets at July 30, 2008 and April 30, 2008, subject to amortization expense, are as follows:

	July 30, 2008			April 30, 2008
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$305,474	$(70,890)	$234,584	$200,966	$(69,104)	$131,862
Licenses	208,186	(142,500)	65,686	208,186	(141,070)	67,116
Recipes/processes	71,377	(20,206)	51,171	71,495	(19,306)	52,189
Customer related assets	182,988	(34,808)	148,180	183,204	(31,418)	151,786
Other	71,957	(58,074)	13,883	73,848	(59,639)	14,209

	$839,982	$(326,478)	$513,504	$737,699	$(320,537)	$417,162

Amortization expense for trademarks and other intangible assets subject to amortization was $8.0 million and $7.2 million for the quarters ended July 30, 2008 and August 1, 2007, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of July 30, 2008, annual amortization expense for each of the next five fiscal years is estimated to be approximately $32 million.

Intangible assets not subject to amortization at July 30, 2008 totaled $889.4 million and consisted of $718.0 million of trademarks, $135.1 million of recipes/processes, and $36.3 million of licenses. Intangible assets not subject to amortization at April 30, 2008, totaled $996.9 million and consisted of $825.2 million of trademarks, $135.3 million of recipes/processes, and $36.4 million of licenses.

(4)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $127.3 million and $129.1 million, on July 30, 2008 and April 30, 2008, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $51.6 million and $55.7 million, on July 30, 2008 and April 30, 2008, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at July 30, 2008 was $58.1 million and $3.4 million, respectively. The corresponding amounts of accrued interest and penalties at April 30, 2008 were $57.2 million and $2.8 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $27 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. In addition, it is also reasonably possible that during the next 12 months a conclusion may be reached regarding the Company’s appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. Upon conclusion of the appeal, the amount of unrecognized tax benefits will decrease by approximately $43 million, the benefit of which, if any, would be reflected through additional capital.

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

The effective tax rate for the current quarter was 28.7% compared to 26.6% last year. The current and prior year first quarter effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $11 million and $12 million, respectively.

(5)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of July 30, 2008, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 56 to 61 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $6.8 million and $2.4 million for the first quarter ended July 30, 2008, and $7.2 million and $2.3 million for the first quarter ended August 1, 2007, respectively.

In Fiscal 2009, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group Company stock price for the 60 trading days prior to and including May 1, 2008. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2010 year end, plus dividends paid over the 2 year performance period. The Fiscal 2009-2010 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The compensation cost recognized in G&A for current and prior year LTPP awards totaled $6.1 million and $6.5 million for the first quarters ended July 30, 2008 and August 1, 2007, respectively. Tax benefits related to these awards totaled $2.0 million and $2.4 million for the first quarters ended July 30, 2008 and August 1, 2007, respectively.

(6)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	July 30, 2008	August 1, 2007	July 30, 2008	August 1, 2007
	Pension Benefits		Post Retirement Benefits
	(Thousands of Dollars)

Service cost	$9,900	$9,692	$1,694	$1,587
Interest cost	41,183	37,187	3,928	3,872
Expected return on plan assets	(59,458)	(55,706)	—	—
Amortization of prior service cost	887	(273)	(946)	(1,192)
Amortization of unrecognized loss	9,051	10,730	923	1,141

Net periodic benefit cost	$1,563	$1,630	$5,599	$5,408

As of July 30, 2008, the Company has contributed $28 million to fund its obligations under these plans. The Company expects to make combined cash contributions of approximately $80 million in Fiscal 2009, however actual contributions may be affected by pension asset and liability valuations during the year.

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

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$741,182	$664,672
Europe	918,191	766,017
Asia/Pacific	457,813	371,345
U.S. Foodservice	353,413	363,668
Rest of World	112,609	82,583

Consolidated Totals	$2,583,208	$2,248,285

Operating income (loss):
North American Consumer Products	$168,108	$152,410
Europe	156,740	138,395
Asia/Pacific	66,519	51,251
U.S. Foodservice	24,940	43,549
Rest of World	12,650	10,151
Non-Operating(a)	(36,693)	(29,102)

Consolidated Totals	$392,264	$366,654

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(Thousands of Dollars)

Ketchup and Sauces	$1,098,585	$971,842
Meals and Snacks	1,058,163	944,822
Infant/Nutrition	309,466	238,950
Other	116,994	92,671

Total	$2,583,208	$2,248,285

(8)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(In thousands)

Net income	$228,964	$205,294
Preferred dividends	3	3

Net income applicable to common stock	$228,961	$205,291

Average common shares outstanding—basic	312,022	320,818
Effect of dilutive securities:
Convertible preferred stock	107	112

Stock options, restricted stock and the global stock purchase plan	4,672	4,547

Average common shares outstanding—diluted	316,801	325,477

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 0.9 million and 6.5 million shares of common stock for the first quarters ended July 30, 2008 and August 1, 2007, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2014.

(9)	Comprehensive Income

	First Quarter Ended
	July 30, 2008	August 1, 2007
	FY 2009	FY 2008
	(Thousands of Dollars)

Net income	$228,964	$205,294
Other comprehensive income:
Foreign currency translation adjustments	(9,171)	70,679
Reclassification of net pension and post-retirement benefit losses to net income	8,369	3,784
Adoption of measurement date provisions of SFAS No. 158	1,506	—
Net deferred losses on derivatives from periodic revaluations	(9,841)	(7,933)
Net deferred losses on derivatives reclassified to earnings	4,319	3,597

Comprehensive income	$224,146	$275,421

(10)	Debt

On July 15, 2008, the Company completed the sale of $500 million 5.35% Notes due 2013. Also on the same day the Company’s H. J. Heinz Finance Company (“HFC”) subsidiary completed the sale of $350 million or 3,500 shares of its Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock.

HFC’s 3,500 mandatorily redeemable preferred shares are classified as long-term debt. Each share of preferred stock is entitled to annual cash dividends at a rate of 8% or $8,000 per share. On July 15, 2013, each share will be redeemed for $100,000 in cash for a total redemption price of $350 million.

(11)	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” for its financial assets and liabilities on May 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:  Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of July 30, 2008, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$86,459	$—	$86,459

Total assets at fair value	$—	$86,459	$—	$86,459

Liabilities:
Derivatives(a)	$—	$18,927	$—	$18,927

Total liabilities at fair value	$—	$18,927	$—	$18,927

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are generally classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy.

(12)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. There have been no material changes in the Company’s market risk during the first quarter ended July 30, 2008. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

As of July 30, 2008, the Company is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, the Company expects $3.1 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income and expense, was not significant for the first quarters ended July 30, 2008 and August 1, 2007. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended July 30, 2008 and August 1, 2007.

The Company had outstanding cross currency swaps with a total notional amount of $2.0 billion as of August 1, 2007, which were designated as net investment hedges of foreign operations. All of these contracts either matured or were terminated during Fiscal 2008. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $5.5 million ($1.0 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the first quarter ended August 1, 2007. Gains of $2.4 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the first quarter ended August 1, 2007.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. The Company maintained foreign currency forward contracts with a total notional amount of $527.0 million and $181.2 million as of July 30, 2008 and August 1, 2007, respectively, that do not qualify as hedges, but which have the impact of largely mitigating foreign currency exposures. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized gains/(losses) related to these contracts totaled $3.4 million and $(4.6) million at July 30, 2008 and August 1, 2007, respectively. These contracts are scheduled to mature within Fiscal 2009.

(13)	Subsequent Event

In August 2008, the Company completed the purchase of Bénédicta, a table top sauce, mayonnaise and salad dressing business in France for approximately $117 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED JULY 30, 2008 AND AUGUST 1, 2007

Results of Operations

Sales for the three months ended July 30, 2008 increased $335 million, or 14.9%, to $2.58 billion. Volume increased 5.0%, due to solid growth in the North American Consumer Products segment and the emerging markets (Russia, Poland, the Czech Republic, Indonesia, China, India, South Africa, the Middle East and Latin America) combined with strong performance of Heinz® branded products in the U.K. and Continental Europe. Notably, the emerging markets produced a 14% volume increase and accounted for approximately one-third of Heinz’s total sales growth in the first quarter of Fiscal 2009. In addition, sales of the infant/nutrition category grew 29.5%, driven by increased volume of 12.8%. These increases were partially offset by volume declines in the U.S. Foodservice segment. Net pricing increased sales by 5.2%, as price increases were taken across the Company’s portfolio to help offset continuing increases in commodity costs. Acquisitions, net of divestitures, increased sales by 0.7%. Foreign exchange translation rates increased sales by 4.0%.

Sales of the Company’s top 15 brands grew 16.6% from the year-ago quarter, driven by increases in Heinz® branded products around the globe. New product introductions under the Smart Ones® and Ore-Ida® brands also helped drive this growth, along with a significant improvement in the ABC® brand in Indonesia.

Gross profit increased $96 million, or 11.4%, to $934 million, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 36.2% from 37.3%, as pricing and productivity improvements were more than offset by increased commodity costs, reflecting higher costs for packaging and all of our key ingredients.

Selling, general and administrative expenses (“SG&A”) increased $70 million, or 14.9%, to $542 million, and were flat as a percentage of sales at 21.0%. The 14.9% increase in SG&A is due to an increase in marketing expense, higher selling and distribution costs (“S&D”) resulting from increased volume, higher fuel costs and movements in foreign exchange translation rates. SG&A was also impacted by increased spending on global task force initiatives including system capability improvements.

Operating income increased $26 million, or 7.0%, to $392 million, reflecting the strong sales growth and solid operating performance, partially offset by increased commodity costs.

Net interest expense decreased $15 million, to $63 million, largely as a result of lower average interest rates in Fiscal 2009. Other expenses, net, decreased $0.6 million, to $8 million, as decreased currency losses were partially offset by increased minority interest expense.

The effective tax rate for the current quarter was 28.7%, up 210 basis points compared to 26.6% last year. The current and prior year first quarter effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $11 million and $12 million, respectively.

Net income was $229 million compared to $205 million in the prior year, an increase of 11.5%, due to the increase in operating income and reduced net interest expense, partially offset by a higher effective tax rate. Diluted earnings per share was $0.72 in the current year compared to $0.63 in the prior year, up 14.3%, which also benefited from a 2.7% reduction in fully diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $77 million, or 11.5%, to $741 million. Volume increased 4.7%, driven largely by Smart Ones® frozen entrees and Ore-Ida® frozen potatoes. The Smart Ones® increase was due to new product introductions such as Fruit Inspirationstm, Anytime Selectionstm and Morning Expresstm. The Ore-Ida® growth was driven by new products such as Steam n’ Mashtm, combined with the carry-over impact of price increases taken during the fourth quarter of Fiscal 2007. Volume also benefited from the introduction of Heinz® Nurture® infant formula in Canada and a strong performance in Heinz® gravy. These increases were partially offset by declines in frozen snacks due to supply constraints. Net prices grew 5.6% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Favorable Canadian exchange translation rates increased sales 1.3%.

Gross profit increased $24 million, or 8.8%, to $301 million, due primarily to the sales increase. The gross profit margin decreased to 40.6% from 41.6%, as increased pricing and productivity improvements only partially offset increased commodity costs. Operating income increased $16 million, or 10.3%, to $168 million, due to the strong increase in sales, partially offset by higher commodity costs and increased S&D due to higher volume and fuel costs.

Europe

Heinz Europe sales increased $152 million, or 19.9%, to $918 million. Volume increased 6.4%, principally due to new product introductions and increased promotional activity in the U.K. and Continental Europe. Volume increases were achieved on Heinz® ketchup across Europe, Heinz® beans and salad cream in the U.K., Pudliszki® branded products in Poland and Italian infant nutrition. Net pricing increased 4.3%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, convenience meals in the Netherlands and Italian infant nutrition products, partially offset by increased promotional spending in the U.K. Acquisitions, net of divestitures, increased sales 1.2%, primarily due to the acquisition of the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Favorable foreign exchange translation rates increased sales by 8.0%.

Gross profit increased $50 million, or 16.2%, to $356 million, driven by increased sales. Although foreign exchange translation has favorably impacted sales, cross currency purchases between the Euro and British Pound offset most of that benefit at gross profit. The gross profit margin decreased to 38.8% from 40.1%, as increased commodity costs and higher manufacturing costs in the U.K. were only partially offset by the improved pricing. Operating income increased $18 million, or 13.3%, to $157 million, due to the increase in sales, partially offset by higher commodity costs, volume and fuel-related increases in S&D, a new distribution process in Russia and higher general and administrative expenses (“G&A”) reflecting task force spending and expenses related to system implementations.

Asia/Pacific

Heinz Asia/Pacific sales increased $86 million, or 23.3%, to $458 million. Volume increased 10.2%, reflecting significant improvements in ABC® syrup in Indonesia, resulting from the timing of the Ramadan holiday and increased consumer demand. In addition, volume increases were achieved in Cottee’s® branded condiments in Australia, beverage sales in India and Heinz® branded infant nutrition in China. Pricing increased 5.6%, due to increases on ABC® sauces and syrup in Indonesia, convenience meals in Australia and nutritional beverages in India. This pricing helped offset continuing increases in commodity and fuel costs. Acquisitions increased sales 1.8%, and favorable exchange translation rates increased sales by 5.8%.

Gross profit increased $32 million, or 25.9%, to $157 million, and the gross profit margin expanded to 34.3% from 33.6%. The improvement in gross profit was due to increased volume, pricing and foreign exchange translation rates, which more than offset increased commodity costs. Operating income increased by $15 million, or 29.8%, to $67 million, primarily reflecting the increase in sales and gross margin, partially offset by increased marketing spending and increased S&D related to higher volume.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $10 million, or 2.8%, to $353 million. Pricing increased sales 1.5%, largely due to increases on Heinz® ketchup, portion control condiments and tomato products, partially offset by increased promotional spending. Volume decreased by 4.3%, as higher volume on frozen desserts was more than offset by declines in ketchup, portion control products, soup and appetizers. The volume reflects reduced restaurant foot traffic, the elimination of lower margin products and customers, as well as increased competition on our non-branded products.

Gross profit decreased $21 million, or 20.9%, to $79 million, and the gross profit margin decreased to 22.5% from 27.6%, due to higher commodity costs and lower volumes. Operating income decreased $19 million, or 42.7%, to $25 million, which is primarily due to the decline in gross profit. The Company continues to simplify its U.S. Foodservice business, recently closing a manufacturing plant in Dallas and reducing administrative workforce levels. In the quarter, the costs to streamline the business were offset by the gain on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $30 million, or 36.4%, to $113 million. Volume increased 12.6% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 24.6%, largely due to price increases and reduced promotions in Latin America as well as commodity-related price increases in South Africa and Middle East. Foreign exchange translation rates decreased sales 0.9%.

Gross profit increased $9 million, or 32.6%, to $38 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs. Operating income increased $2 million, or 24.6% to $13 million.

Liquidity and Financial Position

Cash (used for)/provided by operating activities was $(14) million in the current year and $9 million in the prior year. The decrease in the first quarter of Fiscal 2009 versus Fiscal 2008 was primarily due to additional contributions made this year to fund the Company’s pension plans and the current year payment of the incentive compensation accruals from Fiscal 2008, partially offset by an increase from the timing of tax payments. The Company’s cash conversion cycle increased 8 days, to 52 days in the first quarter of Fiscal 2009, which was largely due to accounts payable which increased only modestly while cost of goods sold grew significantly as a result of volume and higher commodity costs.

Cash used for investing activities totaled $35 million compared to $101 million last year. Proceeds from divestitures provided cash of $5 million in the first quarter of Fiscal 2009, resulting from the sale of a small portion control foodservice business in the U.S. In the first quarter of Fiscal 2008, cash paid for acquisitions, net of divestitures, required $24 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand, partially offset by the divestiture of a tomato paste business in Portugal. Capital expenditures totaled $42 million (1.6% of sales) compared to $58 million (2.6% of sales) in the prior year. This reduction is timing-related, as capital spending is expected to increase significantly in line with our full year estimate of 3.0% to 3.5% of sales. Proceeds from disposals of property, plant and equipment were $0.7 million compared to $0.2 million in the prior year.

Cash used for financing activities totaled $13 million compared to $224 million last year. Proceeds from long-term debt were $850 million in the current year. The current year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of H.J. Heinz Finance Company’s (a subsidiary of Heinz) Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem H.J. Heinz Finance Company’s Series A Preferred Stock. As a result, payments on commercial paper and short-term debt were $398 million and payments on long-term debt were $337 million this year compared to proceeds from commercial paper and short-term debt of $16 million and payments on long-term debt of $1 million in the prior year. Cash proceeds from option exercises, net of treasury stock purchases, provided $1 million of cash in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $127 million in the prior year. Dividend payments totaled $131 million, compared to $123 million for the same period last year, reflecting a 9.2% increase in the dividend on common stock.

At July 30, 2008, the Company had total debt of $5.26 billion (including $169 million relating to the SFAS No. 133 hedge accounting adjustments) and cash and cash equivalents of $554 million. Total debt balances since prior year end increased slightly primarily to fund our capital spending and inventory levels in support of future growth.

The Company and H.J. Heinz Finance Company maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. As a result, these borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The Company maintains in excess of $1 billion of other credit facilities used primarily by the Company’s foreign subsidiaries. These resources, the Company’s existing cash balance, strong annual operating cash flow, and access to the capital markets, if required, should enable the Company to meet its cash requirements for operations, including capital expansion programs, debt maturities, share repurchases and dividends to shareholders.

As of July 30, 2008, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating were Baa2, BBB and BBB, respectively.

The Company has continued to experience inflationary increases in commodity input costs in the first quarter and expects this trend to continue for the remainder of Fiscal 2009. The most significant commodity cost increases in Fiscal 2009 have been for packaging, edible oils and tomato products. Strong sales growth, price increases, continued productivity improvements and the Company’s geographic diversity are helping to offset these cost increases.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 30, 2008. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

As of the end of the first quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was $189 million. However, the net obligation to taxing authorities was $105 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 11, “Fair Value Measurements,” in Item 1- “Financial Statements” for additional information. The Company is currently evaluating the impact of SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter ended July 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 in the fourth quarter of Fiscal 2009. In June 2008, the FASB issued Financial Statement of Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to,

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier relationships,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	the ability to execute our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in the Company’s market risk during the first quarter ended July 30, 2008. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of Fiscal 2009, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

May 1, 2008—May 28, 2008	—	$—	—	—
May 29, 2008—June 25, 2008	2,750,000	49.91	—	—
June 26, 2008—July 30, 2008	900,000	49.08	—	—

Total	3,650,000	$49.71	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of July 30, 2008, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

   3(i). The Company’s Third Amended and Restated Articles of Incorporation.

   3(ii). The Company’s By-Laws, as amended and effective August 13, 2008.

   10(a). Management contracts and compensatory plans:

(i).	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees).

(ii).	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees).

(iv).	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees).

(v).	H.J. Heinz Company 1990 Stock Option Plan (as amended and restated effective August 13, 2008).

(vi).	H.J. Heinz Company 1994 Stock Option Plan (as amended and restated effective August 13, 2008).

(vii).	H.J. Heinz Company 1996 Stock Option Plan (as amended and restated effective August 13, 2008).

(viii).	H.J. Heinz Company 2000 Stock Option Plan (as amended and restated effective August 13, 2008).

(ix).	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan.

(x).	Deferred Compensation Plan for Non-Employee Directors of H.J. Heinz Company (as amended and restated effective January 1, 2005).

(xi).	1986 Deferred Compensation Program for H.J. Heinz Company and affiliated companies (as amended and restated effective January 1, 2005).

(xii).	H.J. Heinz Company Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005).

(xiii).	H.J. Heinz Company Senior Executive Incentive Compensation Plan (as amended and restated effective January 1, 2008).

   (xiv). Third Amended and Restated Global Stock Purchase Plan.

(xv).	Annual Incentive Plan (as amended and restated effective January 1, 2008).

(xvi).	H.J. Heinz Company Supplemental Executive Retirement Plan (as amended and restated effective September 1, 2007).

(xvii).	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment.

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

Date: August 21, 2008

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 21, 2008

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

3(i).  The Company’s Third Amended and Restated Articles of Incorporation.

3(ii).  The Company’s By-Laws, as amended and effective August 13, 2008.

10(a).  Management contracts and compensatory plans:

(i).	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees).

(ii).	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees).

(iv).	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees).

(v).	H.J. Heinz Company 1990 Stock Option Plan (as amended and restated effective August 13, 2008).

(vi).	H.J. Heinz Company 1994 Stock Option Plan (as amended and restated effective August 13, 2008).

(vii).	H.J. Heinz Company 1996 Stock Option Plan (as amended and restated effective August 13, 2008).

(viii).	H.J. Heinz Company 2000 Stock Option Plan (as amended and restated effective August 13, 2008).

(ix).	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan.

(x).	Deferred Compensation Plan for Non-Employee Directors of H.J. Heinz Company (as amended and restated effective January 1, 2005).

(xi).	1986 Deferred Compensation Program for H.J. Heinz Company and affiliated companies (as amended and restated effective January 1, 2005).

(xii).	H.J. Heinz Company Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005).

(xiii).	H.J. Heinz Company Senior Executive Incentive Compensation Plan (as amended and restated effective January 1, 2008).

(xiv).	Third Amended and Restated Global Stock Purchase Plan.

(xv).	Annual Incentive Plan (as amended and restated effective January 1, 2008).

(xvi).	H.J. Heinz Company Supplemental Executive Retirement Plan (as amended and restated effective September 1, 2007).

(xvii).	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment.

12.  Computation of Ratios of Earnings to Fixed Charges.

31(a).  Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31(b).  Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32(a).  18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

32(b).  18 U.S.C. Section 1350 Certification by the Chief Financial Officer.