Form 10-Q
period 2008-10-29
HEINZ H J CO
filed 2008-11-21
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2008
OR
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 29, 2008 was 314,439,706 shares.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED OCTOBER 29, 2008 AND OCTOBER 31, 2007
OPERATING RESULTS BY BUSINESS SEGMENT
SIX MONTHS ENDED OCTOBER 29, 2008 AND OCTOBER 31, 2007
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
Item 6. Exhibits
EX-10(a)(i)
EX-10(a)(ii)
EX-12
EX-31(a)
EX-31(b)
EX-32(a)
EX-32(b)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 29, 2008	October 31, 2007
	FY 2009	FY 2008
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,612,541	$2,523,379
Cost of products sold	1,691,826	1,591,577

Gross profit	920,715	931,802
Selling, general and administrative expenses	534,366	510,806

Operating income	386,349	420,996
Interest income	10,843	10,482
Interest expense	83,978	97,482
Other income/(expense), net	76,583	(10,778)

Income before income taxes	389,797	323,218
Provision for income taxes	113,087	96,181

Net income	$276,710	$227,037

Net income per share—diluted	$0.87	$0.71

Average common shares outstanding—diluted	318,437	321,903

Net income per share—basic	$0.88	$0.72

Average common shares outstanding—basic	313,670	317,073

Cash dividends per share	$0.415	$0.38

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 29, 2008	October 31, 2007
	FY 2009	FY 2008
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$5,195,749	$4,771,664
Cost of products sold	3,340,898	3,001,462

Gross profit	1,854,851	1,770,202
Selling, general and administrative expenses	1,076,238	982,552

Operating income	778,613	787,650
Interest income	22,271	23,363
Interest expense	158,583	188,712
Other income/(expense), net	68,559	(19,368)

Income before income taxes	710,860	602,933
Provision for income taxes	205,186	170,602

Net income	$505,674	$432,331

Net income per share—diluted	$1.59	$1.34

Average common shares outstanding—diluted	317,710	323,790

Net income per share—basic	$1.62	$1.36

Average common shares outstanding—basic	312,923	319,069

Cash dividends per share	$0.83	$0.76

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2008	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Assets
Current Assets:
Cash and cash equivalents	$927,656	$617,687
Receivables, net	1,226,299	1,161,481
Inventories:
Finished goods and work-in-process	1,190,075	1,100,735
Packaging material and ingredients	334,662	277,481

Total inventories	1,524,737	1,378,216

Prepaid expenses	139,430	139,492
Other current assets	30,836	28,690

Total current assets	3,848,958	3,325,566

Property, plant and equipment	3,977,607	4,400,276
Less accumulated depreciation	2,101,978	2,295,563

Total property, plant and equipment, net	1,875,629	2,104,713

Goodwill	2,714,866	2,997,462
Trademarks, net	870,472	957,111
Other intangibles, net	410,488	456,948
Other non-current assets	676,636	723,243

Total other non-current assets	4,672,462	5,134,764

Total assets	$10,397,049	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2008	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,446,979	$124,290
Portion of long-term debt due within one year	3,141	328,418
Accounts payable	1,231,055	1,247,479
Salaries and wages	77,143	92,553
Accrued marketing	247,151	298,342
Other accrued liabilities	356,682	487,656
Income taxes	83,686	91,322

Total current liabilities	3,445,837	2,670,060

Long-term debt	4,283,115	4,730,946
Deferred income taxes	392,368	409,186
Non-pension post-retirement benefits	249,897	257,051
Other liabilities and minority interest	571,831	609,980

Total long-term liabilities	5,497,211	6,007,163
Shareholders’ Equity:
Capital stock	107,844	107,846
Additional capital	724,955	617,811
Retained earnings	6,371,472	6,129,008

	7,204,271	6,854,665
Less:
Treasury stock at cost (116,656,779 shares at October 29, 2008 and 119,628,499 shares at April 30, 2008)	4,895,492	4,905,755
Accumulated other comprehensive loss	854,778	61,090

Total shareholders’ equity	1,454,001	1,887,820

Total liabilities and shareholders’ equity	$10,397,049	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 29, 2008	October 31, 2007
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$505,674	$432,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,300	122,436
Amortization	19,430	18,718
Deferred tax provision	37,140	20,461
Other items, net	(35,923)	3,886
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(92,087)	(71,853)
Inventories	(309,307)	(276,309)
Prepaid expenses and other current assets	(8,899)	(4,847)
Accounts payable	29,238	53,584
Accrued liabilities	(90,731)	(76,041)
Income taxes	32,732	(6,232)

Cash provided by operating activities	213,567	216,134

Cash Flows from Investing Activities:
Capital expenditures	(124,218)	(132,309)
Proceeds from disposals of property, plant and equipment	1,136	783
Acquisitions, net of cash acquired	(116,250)	(85,540)
Proceeds from divestitures	12,920	48,330
Other items, net	(5,977)	(37,312)

Cash used for investing activities	(232,389)	(206,048)

Cash Flows from Financing Activities:
Payments on long-term debt	(337,600)	(2,336)
Proceeds from long-term debt	849,835	—
Net proceeds from commercial paper and short-term debt	118,240	336,663
Dividends	(262,816)	(244,390)
Purchases of treasury stock	(181,431)	(269,745)
Exercise of stock options	261,415	27,251
Other items, net	1,718	16,695

Cash provided by/(used for) financing activities	449,361	(135,862)

Effect of exchange rate changes on cash and cash equivalents	(120,570)	49,113

Net increase/(decrease) in cash and cash equivalents	309,969	(76,663)
Cash and cash equivalents at beginning of year	617,687	652,896

Cash and cash equivalents at end of period	$927,656	$576,233

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

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter and six months ended October 29, 2008.

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

In June 2008, the FASB issued Financial Statement of Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has completed its evaluation of the impact of adopting FSP EITF 03-6-1 in Fiscal 2010. The adoption will have no impact on net income, but is expected to have a $0.01 unfavorable impact on both basic and diluted earnings per share in Fiscal 2010 and no material impact for Fiscal 2011 forward. The adoption is also expected to result in a $0.02 and $0.01 retrospective reduction in both basic and diluted earnings per share in Fiscal 2008 and 2009, respectively.

(3)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 29, 2008, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 30, 2008	$1,096,288	$1,340,928	$282,419	$262,823	$15,004	$2,997,462
Acquisitions	—	32,342	—	—	—	32,342
Purchase accounting adjustments	—	(997)	—	—	—	(997)
Disposals	—	—	—	(2,300)	—	(2,300)
Translation adjustments	(23,351)	(232,623)	(52,613)	—	(3,054)	(311,641)

Balance at October 29, 2008	$1,072,937	$1,139,650	$229,806	$260,523	$11,950	$2,714,866

The Company finalized the purchase price allocation for the Wyko® acquisition during the second quarter of Fiscal 2009 resulting in adjustments between goodwill, trademarks and other intangible assets. Also during the second quarter of Fiscal 2009, the Company acquired Bénédicta®, a table top sauce, mayonnaise and salad dressing business in France for approximately $116 million. The Company recorded a preliminary purchase price allocation related to this acquisition, which is expected to be finalized upon completion of valuation procedures. Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward. Pro-forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

Trademarks and other intangible assets at October 29, 2008 and April 30, 2008, subject to amortization expense, are as follows:

	October 29, 2008			April 30, 2008
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$275,306	$(68,667)	$206,639	$200,966	$(69,104)	$131,862
Licenses	208,186	(143,930)	64,256	208,186	(141,070)	67,116
Recipes/processes	73,395	(20,438)	52,957	71,495	(19,306)	52,189
Customer related assets	167,671	(34,824)	132,847	183,204	(31,418)	151,786
Other	67,014	(53,954)	13,060	73,848	(59,639)	14,209

	$791,572	$(321,813)	$469,759	$737,699	$(320,537)	$417,162

Amortization expense for trademarks and other intangible assets subject to amortization was $7.6 million and $6.2 million for the second quarters ended October 29, 2008 and October 31, 2007, respectively, and $15.6 million and $13.4 million for the six months ended October 29, 2008 and October 31, 2007, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of October 29, 2008, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

Intangible assets not subject to amortization at October 29, 2008 totaled $811.2 million and consisted of $663.8 million of trademarks, $119.6 million of recipes/processes, and $27.8 million of licenses. Intangible assets not subject to amortization at April 30, 2008, totaled $996.9 million and consisted of $825.2 million of trademarks, $135.3 million of recipes/processes, and $36.4 million of licenses.

(4)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $85.9 million and $129.1 million, on October 29, 2008 and April 30, 2008, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $48.9 million and $55.7 million, on October 29, 2008 and April 30, 2008, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at October 29, 2008 was $21.1 million and $3.1 million, respectively. The corresponding amounts of accrued interest and penalties at April 30, 2008 were $57.2 million and $2.8 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $46.3 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. During the second quarter of Fiscal 2009, the Company effectively settled its appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. The effective settlement has resulted in a $42.7 million decrease in the amount of unrecognized tax benefits, $8.5 million of which will be a refund of tax and has been recorded as a credit to additional capital. The effective settlement resulted in a second quarter tax benefit of $4.6 million representing interest income on the refund of tax.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all United Kingdom and U.S. federal income tax matters for years through Fiscal 2005 and all income tax matters for years through Fiscal 2002 in Italy and Fiscal 2004 in Canada.

The effective tax rate for the six months ended October 29, 2008 was 28.9% compared to 28.3% for the comparable period last year. The current and prior year effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million and $12 million, respectively. The effective tax rate in the current year is higher than the rate in the prior year due to reduced tax planning benefits in foreign jurisdictions partially offset by reduced repatriation costs and the beneficial settlement of uncertain tax positions.

(5)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of October 29, 2008, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 56 to 61 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $16.3 million and $5.5 million for the second quarter ended October 29, 2008 and $23.1 million and $7.9 million for the six months ended October 29, 2008, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $10.2 million and $3.7 million for the second quarter ended October 31, 2007 and $17.4 million and $6.0 million for the six months ended October 31, 2007, respectively.

The Company granted 1,516,457 and 1,345,173 option awards to employees during the second quarters ended October 29, 2008 and October 31, 2007, respectively. The weighted average fair value per share of the options granted during the six months ended October 29, 2008 and October 31, 2007 as computed using the Black-Scholes pricing model, was $5.80 and $6.25, respectively. These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 29,	October 31,
	2008	2007

Dividend yield	3.2%	3.3%
Expected volatility	14.8%	15.8%
Weighted-average expected life (in years)	5.5	5.0
Risk-free interest rate	3.1%	4.3%

The Company granted 394,058 and 609,670 restricted stock units to employees during the six months ended October 29, 2008 and October 31, 2007 at weighted average grant prices of $51.07 and $45.85, respectively.

In Fiscal 2009, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group Company stock price for the 60 trading days prior to and including May 1, 2008. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2010 year end, plus dividends paid over the 2 year performance period. The Fiscal 2009-2010 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The compensation cost for current and prior year LTPP awards recognized in G&A, and the related tax benefit was $6.6 million and $2.3 million for the second quarter ended October 29, 2008 and $12.7 million and $4.3 million for the six months ended October 29, 2008, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $1.1 million and $0.4 million for the second quarter ended October 31, 2007 and $7.6 million and $2.9 million for the six months ended October 31, 2007, respectively.

(6)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$8,865	$10,088	$1,645	$1,616
Interest cost	37,901	38,513	3,866	3,910
Expected return on plan assets	(54,819)	(57,591)	—	—
Amortization of prior service cost	840	(290)	(951)	(1,192)
Amortization of unrecognized loss	8,519	11,251	922	1,145

Net periodic benefit cost	$1,306	$1,971	$5,482	$5,479

	Six Months Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$18,765	$19,780	$3,339	$3,203
Interest cost	79,084	75,700	7,794	7,782
Expected return on plan assets	(114,277)	(113,297)	—	—
Amortization of prior service cost	1,727	(563)	(1,897)	(2,384)
Amortization of unrecognized loss	17,570	21,981	1,845	2,286

Net periodic benefit cost	$2,869	$3,601	$11,081	$10,887

During the first six months of Fiscal 2009, the Company contributed $36 million to fund its obligations under its pension and postretirement plans. Recent adverse conditions in the equity markets have caused the actual rate of return on the pension plan assets to be significantly below the Company’s assumed long-term rate of return of 8.2%. Also, discount rates are expected to be higher than the 5.5% rate disclosed at Fiscal 2008 year end. As a result of these two partially offsetting factors, the Company is reevaluating the funding levels for the remainder of Fiscal 2009 and the full-year 2009 contributions may exceed the original projection of $80 million.

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

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$827,278	$756,233	$1,568,460	$1,420,905
Europe	887,946	872,446	1,806,137	1,638,463
Asia/Pacific	386,158	395,846	843,971	767,191
U.S. Foodservice	391,024	406,441	744,437	770,109
Rest of World	120,135	92,413	232,744	174,996

Consolidated Totals	$2,612,541	$2,523,379	$5,195,749	$4,771,664

Operating income (loss):
North American Consumer Products	$191,503	$177,471	$359,611	$329,881
Europe	134,768	159,987	291,508	298,382
Asia/Pacific	50,707	55,755	117,226	107,006
U.S. Foodservice	38,742	51,494	63,682	95,043
Rest of World	14,889	12,809	27,539	22,960
Non-Operating(a)	(44,260)	(36,520)	(80,953)	(65,622)

Consolidated Totals	$386,349	$420,996	$778,613	$787,650

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Ketchup and Sauces	$1,077,067	$999,421	$2,175,652	$1,971,263
Meals and Snacks	1,174,278	1,147,943	2,232,441	2,092,765
Infant/Nutrition	267,972	268,875	577,438	507,825
Other	93,224	107,140	210,218	199,811

Total	$2,612,541	$2,523,379	$5,195,749	$4,771,664

(8)	Net Income Per Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	FY 2009	FY 2008	FY 2009	FY 2008
	(In thousands)

Net income	$276,710	$227,037	$505,674	$432,331
Preferred dividends	3	3	6	6

Net income applicable to common stock	$276,707	$227,034	$505,668	$432,325

Average common shares outstanding—basic	313,670	317,073	312,923	319,069
Effect of dilutive securities:
Convertible preferred stock	108	115	106	110

Stock options, restricted stock and the global stock purchase plan	4,659	4,715	4,681	4,611

Average common shares outstanding—diluted	318,437	321,903	317,710	323,790

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 2.5 million shares of common stock for the second quarter and six months ended October 29, 2008 and 7.9 million shares of common stock for the second quarter and six months ended October 31, 2007, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2015.

(9)	Comprehensive Income

	Second Quarter Ended		Six Months Ended
	October 29, 2008	October 31, 2007	October 29, 2008	October 31, 2007
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Net income	$276,710	$227,037	$505,674	$432,331
Other comprehensive income:
Foreign currency translation adjustments	(899,708)	158,076	(908,879)	228,755
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	84,522	(8,672)	92,891	(4,888)
Adoption of measurement date provisions of SFAS No. 158	—	—	1,506	—
Net deferred (losses)/gains on derivatives from periodic revaluations	27,687	313	17,846	(7,620)
Net deferred losses/(gains) on derivatives reclassified to earnings	(1,371)	(8,054)	2,948	(4,457)

Comprehensive (loss)/income	$(512,160)	$368,700	$(288,014)	$644,121

(10)	Debt

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

The Company and HFC maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. Although the Company has not historically renewed these types of credit agreements early, the Company anticipates that it and HFC will enter into a new credit agreement during the first six months of 2009. Until such time as a new credit agreement is put in place, commercial paper borrowings that have been classified as long-term debt will be classified as short-term debt on the balance sheet in accordance with generally accepted accounting principles.

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

Level 2:  Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of October 29, 2008, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$162,678	$—	$162,678

Total assets at fair value	$—	$162,678	$—	$162,678

Liabilities:
Derivatives(a)	$—	$61,910	$—	$61,910

Total liabilities at fair value	$—	$61,910	$—	$61,910

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy.

(12)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008. There have been no material changes in the Company’s market risk during the six months ended October 29, 2008, except as disclosed in this quarterly report on Form 10-Q.

As of October 29, 2008, the Company is hedging forecasted transactions for periods not exceeding three years. During the next 12 months, the Company expects $24.7 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the second quarter and six months ended October 29, 2008 and October 31, 2007. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarter and six months ended October 29, 2008 and October 31, 2007.

The Company had outstanding cross currency swaps with a total notional amount of $2.0 billion as of October 31, 2007, which were designated as net investment hedges of foreign operations. All of these contracts either matured or were terminated during Fiscal 2008. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $61.6 million ($43.1 million after-tax) and $67.1 million ($44.1 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the second quarter and six months ended October 31, 2007, respectively. Gains of $1.7 million and $4.2 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for the second quarter and six months ended October 31, 2007, respectively.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. During the first six months of Fiscal 2009, the Company entered into additional foreign currency contracts bringing the notional amount to $686.2 million as of October 29, 2008 compared to $337.5 million as of October 31, 2007. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized losses related to outstanding contracts totaled $38.3 million and $5.5 million as of October 29, 2008 and October 31, 2007, respectively. These contracts are scheduled to mature within the next 12 months.

The forward contracts that were put in place during Fiscal 2009 to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $92.4 million and $91.2 million for the second quarter and six months ended October 29, 2008, respectively. During Fiscal 2009, the Company also received $81.6 million of cash related to these forward contracts as a result of contract settlements and maturities.

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Heinz delivered solid results for the first-half of Fiscal 2009, with balanced growth in both developed and emerging markets. Heinz will accelerate its focus for the balance of the year on improving productivity and margins in light of the current economic climate. The Company will also shift investments in marketing and research and development toward delivering value to customers. Heinz anticipates that it will achieve full year combined sales volume and net price growth of 6%+. During Fiscal 2009, Heinz entered into foreign currency contracts that are expected to largely offset the impact of the strengthening dollar on earnings translation from our key foreign operations for the full year on net income and EPS. This action underpins our target of achieving this year’s EPS projections of $2.87 to $2.91.

We remain confident in our business fundamentals, but as we look beyond Fiscal 2009 and in light of the volatile economic conditions, we will closely monitor currency and commodity movements before we communicate our financial outlook for Fiscal 2010.

THREE MONTHS ENDED OCTOBER 29, 2008 AND OCTOBER 31, 2007

Results of Operations

Sales for the three months ended October 29, 2008 increased $89 million, or 3.5%, to $2.61 billion. Net pricing increased sales by 7.1%, as price increases have been broadly implemented across the Company’s portfolio to help offset significantly increased commodity costs. Volume decreased 1.3%, as strong performances in the North American Consumer Products segment, Continental Europe and India were more than offset by declines in other parts of the portfolio. U.S. Foodservice volumes were soft due to a slowdown in restaurant traffic as well as low price competition on non-branded products. Russia and European frozen volumes were down from the prior year reflecting double digit price increases implemented to mitigate significant commodity cost increases. In Indonesia, as expected, the earlier timing of Ramadan resulted in a shift of volume from the second quarter to the first quarter. Our top 15 brands grew 5.4% for the quarter, driven by increases in Heinz®, Ore-Ida®, Smart Ones®, Pudliszki®, and Bagel Bites® products. Acquisitions, net of divestitures, increased sales by 1.0% while foreign currency translation reduced sales by 3.3%.

Gross profit decreased $11 million, or 1.2%, to $921 million, and the gross profit margin decreased to 35.2% from 36.9%. These declines are largely due to increased commodity costs, unfavorable foreign exchange and the volume decline, which more than offset pricing and productivity improvements. Although commodity market prices are beginning to show signs of decline, there is a time-lag in recognizing potential cost reductions due to the mix of different commodities, dynamics in the commodity supply market, duration of forward supply contracts and movement through the Heinz supply chain. As a result, prices for all of the Company’s key ingredients and packaging are still well above prior year levels and continue to have an unfavorable impact on the Company’s gross profit as compared to the prior year.

Selling, general and administrative expenses (“SG&A”) increased $24 million, or 4.6%, to $534 million, and increased as a percentage of sales to 20.5% from 20.2%. These increases are mainly due to increased spending on global task force initiatives including system capability improvements, timing in recognition of incentive compensation expense and increased selling and distribution costs (“S&D”), partially offset by movements in foreign exchange translation rates.

Operating income decreased $35 million, or 8.2%, to $386 million, reflecting unfavorable foreign exchange, increased commodity costs and incremental investments in task forces.

Net interest expense decreased $14 million, to $73 million, resulting from lower average interest rates in Fiscal 2009. Other income/(expense), net, improved by $87 million, to $77 million, as a $93 million increase in currency gains was partially offset by a gain in the prior year on the sale of our business in Zimbabwe. The currency gains resulted primarily from forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009. $23 million of the currency gains relate to contracts that covered second quarter earnings and $69 million relates to the balance of Fiscal 2009. Future movements in key currencies could result in additional gains, or potential losses, on these contracts. For the full year, gains or losses on these contracts are expected to be largely offset by changes in the translation of earnings of our key foreign businesses. See Note 12 in Item 1, “Financial Statements,” for further information.

The effective tax rate for the current quarter was 29.0%, down 80 basis points compared to 29.8% last year. The decrease in the effective tax rate is due to lower repatriation costs and the beneficial settlement of an uncertain tax position, partially offset by reduced tax planning benefits in foreign jurisdictions. We expect a current year annual effective tax rate of approximately 30%.

Net income was $277 million compared to $227 million in the prior year, an increase of 21.9%, due to increased currency gains, reduced net interest expense and a lower effective tax rate, partially offset by lower operating income. Diluted earnings per share was $0.87 in the current year compared to $0.71 in the prior year, up 22.5%, which also benefited from a 1.1% reduction in fully diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $71 million, or 9.4%, to $827 million. Volume increased 2.9%, driven largely by Ore-Ida® frozen potatoes, Heinz® ketchup, and frozen meals and snacks. The Ore-Ida® growth was driven by new products such as Steam n’ Mashtm, as well as higher demand by our customers in anticipation of price increases. The Heinz® ketchup improvement was largely due to a shift in the timing of sales resulting from price increases. The frozen meals and snacks increase was driven by increased consumption of Bagel Bites® and new product introductions under the TGI Friday’s® brand, including TGI Friday’s® Skillet Meals. These increases were partially offset by declines in Delimex® products related to a supply interruption. Net prices grew 8.0% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Unfavorable Canadian exchange translation rates decreased sales 1.5%.

Gross profit increased $21 million, or 6.6%, to $330 million, due primarily to the sales increase. The gross profit margin decreased to 39.9% from 41.0%, as increased pricing and productivity improvements only partially offset increased commodity costs. Operating income increased $14 million, or 7.9%, to $192 million, due to the strong increase in sales, partially offset by higher commodity costs and increased S&D due to higher volume.

Europe

Heinz Europe sales increased $16 million, or 1.8%, to $888 million. Net pricing increased 7.2%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products. Volume decreased 2.8%, as increases on Pudliszki® branded products in Poland and Heinz® beans in the U.K. were more than offset by declines on frozen products in the U.K., decreases on infant nutrition products in Italy, and Heinz® soup as a result of promotional timing. Volume declines were also noted in our Russian business, in part due to double digit price increases executed to offset significant commodity cost increases. Acquisitions, net of divestitures, increased sales 3.5%, primarily due to the acquisition of the Bénédicta® sauce business in France in the second quarter of this year and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Unfavorable foreign exchange translation rates decreased sales by 6.0%.

Gross profit decreased $23 million, or 6.8%, to $316 million, and the gross profit margin declined to 35.6% from 38.9%. These declines are largely a result of increased commodity costs, unfavorable foreign exchange translation rates, cross currency rate movements between the Euro and British Pound, reduced volume and higher manufacturing costs in the U.K. and Ireland. These declines were partially offset by improved pricing. Operating income decreased $25 million, or 15.8%, to $135 million, due largely to increased commodity costs and unfavorable foreign exchange rates.

Asia/Pacific

Heinz Asia/Pacific sales decreased $10 million, or 2.4%, to $386 million. Pricing increased 5.2%, due to increases on ABC® products in Indonesia, convenience meals in Australia and nutritional beverages in India. This pricing helped offset increased commodity costs. Volume decreased 3.7%, reflecting declines in ABC® syrup in Indonesia, due to the timing of the Ramadan holiday, and declines across the Australian and New Zealand product portfolios, which are being impacted by timing of price increases and promotional activities and the recessionary economy in those markets. Volume was strong in our Indian business, driven by the Complan® brand. Unfavorable exchange translation rates decreased sales by 3.9%.

Gross profit decreased $3 million, or 2.6%, to $129 million, and the gross profit margin remained flat at 33.3% as increased pricing and improved product mix almost completely offset unfavorable foreign exchange translation rates, increased commodity costs and declines in volume. Operating income decreased by $5 million, or 9.1%, to $51 million, primarily reflecting the volume decline in Australia and the timing of Ramadan.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $15 million, or 3.8%, to $391 million. Pricing increased sales 2.6%, as price increases have been taken across the product portfolio, particularly on Heinz® ketchup and portion control condiments. Volume decreased by 5.1%, due primarily to declines in frozen soup, appetizers and portion control products. The volume reflects reduced restaurant foot traffic and the pro-active exiting of lower margin products and customers.

Gross profit decreased $12 million, or 10.2%, to $102 million, and the gross profit margin decreased to 26.0% from 27.8%, due to higher commodity costs and lower volumes. Operating income decreased $13 million, or 24.8%, to $39 million, which is primarily due to the decline in gross profit. Our Foodservice business has experienced a disproportionate impact on margins from commodities while realizing price increases below the corporate average.

Rest of World

Sales for Rest of World increased $28 million, or 30.0%, to $120 million. Volume increased 6.3% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 27.2%, largely due to inflation in Latin America, and commodity-related price increases in South Africa and the Middle East. Foreign exchange translation rates decreased sales 3.5%.

Gross profit increased $8 million, or 23.9%, to $42 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs. Operating income increased $2 million, or 16.2% to $15 million.

SIX MONTHS ENDED OCTOBER 29, 2008 AND OCTOBER 31, 2007

Results of Operations

Sales for the six months ended October 29, 2008 increased $424 million, or 8.9%, to $5.20 billion. Net pricing increased sales by 6.2%, as price increases were taken across the Company’s portfolio to help offset increases in commodity costs. Volume increased 1.7%, due to solid growth in the North American Consumer Products segment, Continental Europe, Heinz® branded products in the U.K. and the emerging markets. These increases were partially offset by volume declines in the U.S. Foodservice segment and frozen foods in the U.K. Despite difficult economic conditions, our top 15 brands grew 10.7%, led by the Heinz®, Ore-Ida® and ABC® brands. Acquisitions, net of divestitures, increased sales by 0.9%. Foreign exchange translation rates increased sales slightly by 0.2%.

Gross profit increased $85 million, or 4.8%, to $1.85 billion, benefiting from favorable volume and pricing. The gross profit margin decreased to 35.7% from 37.1%, as pricing and productivity improvements were more than offset by increased commodity costs.

SG&A increased $94 million, or 9.5%, to $1.08 billion, and was up slightly as a percentage of sales to 20.7% from 20.6%. The 9.5% increase in SG&A is due to an increase in marketing expense and higher S&D resulting from increased volume and higher fuel costs. SG&A was also impacted by increased spending on global task force initiatives including system capability improvements and timing in recognition of incentive compensation expense. Operating income decreased $9 million, or 1.1%, to $779 million, as the strong sales growth was offset by increased commodity costs and increases in SG&A.

Net interest expense decreased $29 million, to $136 million, largely as a result of lower average interest rates in Fiscal 2009. Other income/(expense), net, improved by $88 million, to $69 million, as a $97 million increase in currency gains was partially offset by increased minority interest expense and a prior year gain on the sale of our business in Zimbabwe. The currency gains resulted primarily from forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009. $22 million of the currency gains relate to contracts that covered earnings for the first six months of Fiscal 2009, and $69 million relates to the balance of the fiscal year. Future movements in key currencies could result in additional gains, or potential losses on these contracts. For the full year, gains or losses on these contracts are expected to be largely offset by changes in the translation of earnings of our key foreign businesses. See Note 12 in Item 1, “Financial Statements,” for further information.

The effective tax rate for the six months ended October 29, 2008 was 28.9% compared to 28.3% for the comparable period last year. The current and prior year effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million and $12 million, respectively. The effective tax rate in the current year is higher than the rate in the prior year due to reduced tax planning benefits in foreign jurisdictions partially offset by reduced repatriation costs and the beneficial settlement of uncertain tax positions.

Net income was $506 million compared to $432 million in the prior year, an increase of 17.0%, due to higher gross profit, the increased currency gains and reduced net interest expense, partially offset by increased SG&A and a higher effective tax rate. Diluted earnings per share was $1.59 in the current year compared to $1.34 in the prior year, up 18.7%, which also benefited from a 1.9% reduction in fully diluted shares outstanding.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $148 million, or 10.4%, to $1.57 billion. Volume increased 3.7%, driven largely by Ore-Ida® frozen potatoes, Heinz® ketchup and the new TGI Friday’s® Skillet Meals. The Ore-Ida® growth was due to new products such as Steam n’ Mashtm, combined with a shift in the timing of sales resulting from price increases. The Heinz® ketchup improvement was largely due to a shift in the timing of sales in anticipation of price increases. These increases were partially offset by declines in Delimex® frozen snacks due to a supply interruption. Net prices grew 6.9% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Unfavorable Canadian exchange translation rates decreased sales 0.2%.

Gross profit increased $45 million, or 7.7%, to $631 million, due primarily to the sales increase. The gross profit margin decreased to 40.2% from 41.3%, as increased pricing and productivity improvements only partially offset increased commodity costs. Operating income increased $30 million, or 9.0%, to $360 million, reflecting the strong increase in sales, partially offset by higher commodity costs and increased S&D due to higher volume and fuel costs.

Europe

Heinz Europe sales increased $168 million, or 10.2%, to $1.81 billion. Volume increased 1.5%, principally as the U.K. and Continental Europe benefited from new product introductions. Volume increases were achieved on Heinz® ketchup across Europe, Heinz® beans and salad cream in the U.K. and Pudliszki® branded products in Poland. These increases were partially offset by reduced volume in Russia and declines on frozen products in the U.K. as a result of price increases and supply constraints. Net pricing increased 5.9%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products, partially offset by increased promotional spending in the U.K. Acquisitions, net of divestitures, increased sales 2.3%, primarily due to the acquisition of the Bénédicta® sauce business in France during the second quarter of this year and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Favorable foreign exchange translation rates increased sales by 0.5%.

Gross profit increased $27 million, or 4.1%, to $673 million, driven by increased sales. Although foreign exchange translation has favorably impacted sales, cross currency purchases between the Euro and British Pound more than offset the benefit at gross profit. The gross profit margin decreased to 37.2% from 39.4%, as increased commodity costs and higher manufacturing costs in the frozen food plants were only partially offset by the improved pricing. Operating income decreased $7 million, or 2.3%, to $292 million, as the increase in sales was offset by higher commodity costs, volume and fuel-related increases in S&D and higher general and administrative expenses (“G&A”) reflecting investments in task forces and systems.

Asia/Pacific

Heinz Asia/Pacific sales increased $77 million, or 10.0%, to $844 million. Volume increased 3.0%, as significant improvements on nutritional beverage sales in India, frozen foods in Japan and ABC® products in Indonesia were partially offset by declines in convenience meals in Australia and New Zealand. Australia and New Zealand are being impacted by timing of price increases and promotional activities and the economic downturn. Pricing increased 5.4%, due to increases on seafood and ABC® sauces and syrup in Indonesia, convenience meals in Australia, nutritional beverages in India and Long Fong® frozen products in China. This pricing helped offset continuing increases in commodity and fuel costs. Acquisitions and favorable exchange translation rates both increased sales by 0.8%.

Gross profit increased $29 million, or 11.3%, to $286 million, and the gross profit margin rose to 33.9% from 33.5%. The improvement in gross profit was due to increased volume and pricing, which more than offset increased commodity costs. Operating income increased by $10 million, or 9.6%, to $117 million, primarily reflecting the increase in sales and gross margin, partially offset by increased S&D related to higher volume and fuel costs, higher G&A and increased marketing spending.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $26 million, or 3.3%, to $744 million. Pricing increased sales 2.1%, largely due to increases on Heinz® ketchup, portion control condiments and tomato products. Volume decreased by 4.8%, as higher volume on frozen desserts was more than offset by declines in other products. The volume reflects reduced restaurant foot traffic, the pro-active exiting of lower margin products and customers, as well as increased competition on our non-branded products.

Gross profit decreased $33 million, or 15.2%, to $181 million, and the gross profit margin decreased to 24.3% from 27.7%, due to higher commodity costs and lower volumes. Operating income decreased $31 million, or 33.0%, to $64 million, which is primarily due to the decline in gross profit.

Rest of World

Sales for Rest of World increased $58 million, or 33.0%, to $233 million. Volume increased 9.3% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 26.0%, largely due to inflation in Latin America and commodity-related price increases in South Africa and the Middle East. Foreign exchange translation rates decreased sales 2.3%.

Gross profit increased $18 million, or 27.9%, to $80 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs. Operating income increased $5 million, or 19.9% to $28 million.

Liquidity and Financial Position

For the first six months of Fiscal 2009, cash provided by operating activities was $214 million, virtually flat with prior year. This reflects additional contributions made this year to fund the Company’s pension plans, increases in working capital, and the current year payment of the long-term incentive compensation accruals from Fiscal 2008, partially offset by an $82 million cash inflow from the settlement and maturity of foreign currency forward contracts that were discussed previously. The Company entered into new foreign currency contracts simultaneously with the settlement of the forward contracts discussed above, continuing the coverage for the balance of the year. The Company’s cash conversion cycle increased 7 days, to 54 days in the first six months of Fiscal 2009, which was largely related to lower average accounts payable, due to the settlement of hedge contract liabilities that were outstanding in the prior year.

During the first six months of Fiscal 2009, the Company contributed $36 million to fund its obligations under its pension and postretirement plans. Recent adverse conditions in the equity markets have caused the actual rate of return on the pension plan assets to be significantly below the Company’s assumed long-term rate of return of 8.2%. Also, the discount rates are expected to be higher than the 5.5% rate disclosed at Fiscal 2008 year end. As a result of these two partially offsetting factors, the Company is reevaluating the funding levels for the remainder of Fiscal 2009 and the full-year 2009 contributions may exceed the original projection of $80 million.

Cash used for investing activities totaled $232 million compared to $206 million last year. In the first six months of Fiscal 2009, cash paid for acquisitions, net of divestitures, required $103 million, primarily related to the acquisition of Benedicta, a table top sauce, mayonnaise and salad dressing business in France. This amount was partially offset by the sale of a small portion control foodservice business in the U.S. In the first six months of Fiscal 2008, cash paid for acquisitions, net of divestitures, required $37 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. Capital expenditures totaled $124 million (2.4% of sales) compared to $132 million (2.8% of sales) in the prior year. In response to recent changes in economic conditions across the globe, the Company is reevaluating all non-critical capital projects.

Cash provided by financing activities totaled $449 million compared to cash used of $136 million last year. Proceeds from long-term debt were $850 million in the current year. The current year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of H.J. Heinz Finance Company’s (a subsidiary of Heinz) Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem H.J. Heinz Finance Company’s Series A Preferred Stock. As a result, payments on long-term debt were $338 million this year compared to $2 million in the prior year. Proceeds from commercial paper and short-term debt were $118 million in the current year compared to $337 million in the prior year. Cash proceeds from option exercises, net of treasury stock purchases, provided $80 million of cash in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $242 million in the prior year. Dividend payments totaled $263 million, compared to $244 million for the same period last year, reflecting a 9.2% increase in the dividend on common stock for Fiscal 2009.

At October 29, 2008, the Company had total debt of $5.73 billion (including $206 million relating to the SFAS No. 133 hedge accounting adjustments) and cash and cash equivalents of $928 million. Total debt balances since prior year end have increased as the Company is holding higher levels of cash and cash equivalents during this period of economic uncertainty. Funding requirements for the Benedicta acquisition and the seasonal build-up of working capital also contributed to the increase in debt. The Company anticipates that debt will decrease throughout the balance of the fiscal year as cash flows accelerate in the second half of Fiscal 2009.

The Company and H.J. Heinz Finance Company (“HFC”) maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. Although the Company has not historically renewed these types of credit agreements early, the Company anticipates that it and HFC will enter into a new credit agreement during the first six months of 2009. Until such time as a new credit agreement is put in place, commercial paper borrowings that have been classified as long-term debt will be classified as short-term debt on the balance sheet in accordance with generally accepted accounting principles.

Global capital and credit markets, including the domestic commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, the Company has continued to have access to the commercial paper market, albeit at higher spreads to LIBOR than historical norms. The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital expansion programs, debt maturities, acquisitions, share repurchases and dividends to shareholders. While we are confident that we will finance the Company’s needs, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.

The Company anticipates that the $800 million of remarketable securities will be remarketed on December 1, 2008.

As of October 29, 2008, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating were Baa2, BBB and BBB, respectively.

During the first half of Fiscal 2009, the Company has continued to experience inflationary increases in commodity input costs and expects this trend to continue for the remainder of Fiscal 2009. The most significant commodity cost increases in Fiscal 2009 have been for packaging, potatoes, edible oils, meats and tomato products. Price increases and continued productivity improvements are helping to offset these cost increases.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 29, 2008. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $108 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter and six months ended October 29, 2008.

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

In June 2008, the FASB issued Financial Statement of Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has completed its evaluation of the impact of adopting FSP EITF 03-6-1 in Fiscal 2010. The adoption will have no impact on net income, but is expected to have a $0.01 unfavorable impact on both basic and diluted earnings per share in Fiscal 2010 and no material impact for Fiscal 2011 forward. The adoption is also expected to result in a $0.02 and $0.01 retrospective reduction in both basic and diluted earnings per share in Fiscal 2008 and 2009, respectively.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	the ability to execute our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in the Company’s market risk during the six months ended October 29, 2008, except as disclosed in this quarterly report on Form 10-Q. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Competitive product and pricing pressures in the food industry and the financial condition of customer and suppliers could adversely affect the Company’s ability to gain or maintain market share and/or profitability.

The Company operates in the highly competitive food industry across its product lines competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Private label brands sold by retail trade chains, which are typically sold at lower prices, are a source of competition for certain of our product lines. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or could result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, or is unable to increase its prices, its profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers are affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition could adversely affect our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of Fiscal 2009, the Company repurchased the following number of shares of its common stock:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

July 31, 2008—August 27, 2008	—	$—	—	—
August 28, 2008—September 24, 2008	—	—	—	—
September 25, 2008—October 29, 2008	—	—	—	—

Total	—	$—	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of October 29, 2008, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of H.J. Heinz Company was held in Pittsburgh, Pennsylvania, on August 13, 2008. The following individuals were elected as directors for a term expiring at the next annual meeting of the shareholders.

		Shares
Director	Shares For	Against	Abstentions

W. R. Johnson	262,469,245	2,192,039	2,943,472
C. E. Bunch	261,269,792	3,380,735	2,954,229
L. S. Coleman, Jr	261,607,692	2,925,189	3,071,875
J. G. Drosdick	262,973,263	1,651,702	2,979,791
E. E. Holiday	256,115,685	8,422,718	3,066,353
C. Kendle	263,303,532	1,298,749	3,002,474
D. R. O’Hare	263,239,404	1,381,360	2,983,991
N. Peltz	261,478,087	3,119,579	3,007,089
D. H. Reilley	263,273,285	1,347,223	2,984,247
L. C. Swann	263,203,376	1,405,835	2,995,545
T. J. Usher	263,329,515	1,286,215	2,989,026
M. F. Weinstein	262,386,815	2,152,607	3,065,333

Shareholders also acted upon the following proposals at the Annual Meeting:

Ratified the Audit Committee’s recommendation to appoint PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending April 29, 2009. Votes totaled 261,170,937 for, 3,180,842 against or withheld, and 3,252,976 abstentions.

Approved the amendment of the By-Laws and Second Amended and Restated Articles of Incorporation to reduce the affirmative shareholder vote required to amend or repeal provisions relating to limitation of director liability and director and officer indemnification. Votes totaled 256,046,534 for, 7,996,618 against or withheld, and 3,561,603 abstentions.

Approved the amendment of the Second Amended and Restated Articles of Incorporation to reduce the affirmative shareholder vote required to approve certain business combinations with 10% shareholders. Votes totaled 255,267,856 for, 8,659,970 against or withheld, and 3,676,930 abstentions.

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

   10(a)(i) Form of Revised Severance Protection Agreement.

   10(a)(ii) H.J. Heinz Company Supplemental Executive Retirement Plan (as amended and restated effective November 12, 2008).

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

Date: November 21, 2008

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 21, 2008

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

   10(a)(i) Form of Revised Severance Protection Agreement.

   10(a)(ii) H.J. Heinz Company Supplemental Executive Retirement Plan (as amended and restated effective November 12, 2008).

   12. Computation of Ratios of Earnings to Fixed Charges.

   31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

   31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

   32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.