Form 10-Q
period 2009-01-28
HEINZ H J CO
filed 2009-02-24
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2009
OR
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 28, 2009 was 314,630,556 shares.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JANUARY 28, 2009 AND JANUARY 30, 2008
OPERATING RESULTS BY BUSINESS SEGMENT
NINE MONTHS ENDED JANUARY 28, 2009 AND JANUARY 30, 2008
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
Item 6. Exhibits
EXHIBIT INDEX
EX-12
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 28, 2009	January 30, 2008
	FY 2009	FY 2008
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,414,576	$2,610,863
Cost of products sold	1,560,104	1,675,447

Gross profit	854,472	935,416
Selling, general and administrative expenses	472,662	529,360

Operating income	381,810	406,056
Interest income	25,713	9,296
Interest expense	95,931	93,462
Other income/(expense), net	15,984	(2,532)

Income before income taxes	327,576	319,358
Provision for income taxes	85,313	100,826

Net income	$242,263	$218,532

Net income per share—diluted	$0.76	$0.68

Average common shares outstanding—diluted	318,733	321,381

Net income per share—basic	$0.77	$0.69

Average common shares outstanding—basic	314,538	316,610

Cash dividends per share	$0.415	$0.38

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 28, 2009	January 30, 2008
	FY 2009	FY 2008
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$7,610,325	$7,382,527
Cost of products sold	4,901,002	4,676,909

Gross profit	2,709,323	2,705,618
Selling, general and administrative expenses	1,548,900	1,511,912

Operating income	1,160,423	1,193,706
Interest income	47,984	32,659
Interest expense	254,514	282,174
Other income/(expense), net	84,543	(21,900)

Income before income taxes	1,038,436	922,291
Provision for income taxes	290,499	271,428

Net income	$747,937	$650,863

Net income per share—diluted	$2.35	$2.01

Average common shares outstanding—diluted	317,995	323,032

Net income per share—basic	$2.39	$2.04

Average common shares outstanding—basic	313,417	318,301

Cash dividends per share	$1.245	$1.14

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 28, 2009	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$690,941	$617,687
Receivables, net	1,284,786	1,161,481
Inventories:
Finished goods and work-in-process	1,078,659	1,100,735
Packaging material and ingredients	321,587	277,481

Total inventories	1,400,246	1,378,216

Prepaid expenses	132,406	139,492
Other current assets	35,406	28,690

Total current assets	3,543,785	3,325,566

Property, plant and equipment	3,951,926	4,400,276
Less accumulated depreciation	2,058,172	2,295,563

Total property, plant and equipment, net	1,893,754	2,104,713

Goodwill	2,642,078	2,997,462
Trademarks, net	887,642	957,111
Other intangibles, net	400,435	456,948
Restricted cash	192,736	—
Other non-current assets	705,120	723,243

Total other non-current assets	4,828,011	5,134,764

Total assets	$10,265,550	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 28, 2009	April 30, 2008*
	FY 2009	FY 2008
	(Unaudited)
	(In Thousands)

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term debt	$1,576,022	$124,290
Portion of long-term debt due within one year	4,672	328,418
Accounts payable	1,028,865	1,247,479
Salaries and wages	72,941	92,553
Accrued marketing	259,862	298,342
Other accrued liabilities	380,773	487,656
Income taxes	89,691	91,322

Total current liabilities	3,412,826	2,670,060

Long-term debt	4,302,167	4,730,946
Deferred income taxes	390,371	409,186
Non-pension post-retirement benefits	251,480	257,051
Other liabilities and minority interest	553,845	609,980

Total long-term liabilities	5,497,863	6,007,163
Shareholders’ Equity:
Capital stock	107,844	107,846
Additional capital	732,111	617,811
Retained earnings	6,482,234	6,129,008

	7,322,189	6,854,665
Less:
Treasury stock at cost (116,466 shares at January 28, 2009 and 119,628 shares at April 30, 2008)	4,889,824	4,905,755
Accumulated other comprehensive loss	1,077,504	61,090

Total shareholders’ equity	1,354,861	1,887,820

Total liabilities and shareholders’ equity	$10,265,550	$10,565,043

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 28, 2009	January 30, 2008
	FY 2009	FY 2008
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$747,937	$650,863
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	182,466	185,783
Amortization	29,337	28,544
Deferred tax provision/(benefit)	68,215	(11,806)
Other items, net	(56,552)	(11,840)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(86,889)	(156,564)
Inventories	(154,143)	(218,628)
Prepaid expenses and other current assets	(5,638)	(6,944)
Accounts payable	(192,327)	(46,369)
Accrued liabilities	(50,028)	(23,386)
Income taxes	23,539	81,015

Cash provided by operating activities	505,917	470,668

Cash Flows from Investing Activities:
Capital expenditures	(183,447)	(201,479)
Proceeds from disposals of property, plant and equipment	1,366	1,518
Acquisitions, net of cash acquired	(287,059)	(85,863)
Proceeds from divestitures	12,895	60,748
Change in restricted cash	(192,736)	—
Other items, net	(1,916)	(77,820)

Cash used for investing activities	(650,897)	(302,896)

Cash Flows from Financing Activities:
Payments on long-term debt	(361,193)	(4,258)
Proceeds from long-term debt	849,844	—
Net proceeds from commercial paper and short-term debt	179,200	403,470
Dividends	(394,317)	(365,794)
Purchases of treasury stock	(181,431)	(368,756)
Exercise of stock options	263,235	46,974
Other items, net	6,149	56,458

Cash provided by/(used for) financing activities	361,487	(231,906)

Effect of exchange rate changes on cash and cash equivalents	(143,253)	56,003

Net increase/(decrease) in cash and cash equivalents	73,254	(8,131)
Cash and cash equivalents at beginning of year	617,687	652,896

Cash and cash equivalents at end of period	$690,941	$644,765

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 11 for additional information. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations on April 30, 2009 (the first day of Fiscal 2010) and is currently evaluating the impact of its adoption.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter and nine months ended January 28, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition, in November 2008, the FASB issued Emerging Issues Task Force (“EITF”) 08-7, “Accounting for Defensive Intangible Assets,” which clarifies the accounting for defensive intangible assets subsequent to initial measurement. SFAS Nos. 141(R) and 160 and EITF 08-7 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) and EITF 08-7 will impact the accounting for any future business combinations completed after

April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 is not expected to have a material impact on the Company’s financial statements upon adoption. These standards will be adopted on April 30, 2009, the first day of Fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As SFAS No. 161 only requires enhanced disclosures, it will have no impact on the Company’s financial position, results of operations, or cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the fourth quarter of Fiscal 2009.

In June 2008, the FASB issued Financial Statement of Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has completed its evaluation of the impact of adopting FSP EITF 03-6-1 in Fiscal 2010. The adoption will have no impact on net income, but is expected to result in a $0.02 and $0.01 reduction in both basic and diluted earnings per share in Fiscal 2008 and 2009, respectively.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 in the fourth quarter of Fiscal 2010.

(3)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 28, 2009, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 30, 2008	$1,096,288	$1,340,928	$282,419	$262,823	$15,004	$2,997,462
Acquisitions	—	37,865	12,413	—	—	50,278
Purchase accounting adjustments	—	(597)	(1,574)	—	—	(2,171)
Disposals	—	—	—	(2,300)	—	(2,300)
Translation adjustments	(22,224)	(310,268)	(65,402)	—	(3,297)	(401,191)

Balance at January 28, 2009	$1,074,064	$1,067,928	$227,856	$260,523	$11,707	$2,642,078

The Company finalized the purchase price allocation for the Wyko® acquisition during the second quarter of Fiscal 2009 resulting in adjustments between goodwill, trademarks and other intangible assets. Also during the second quarter of Fiscal 2009, the Company acquired Bénédicta®, a table top sauce, mayonnaise and salad dressing business in France for approximately $116 million. During the third quarter of Fiscal 2009, the Company acquired Golden Circle Limited, a fruit and juice business in Australia for approximately $211 million, including the assumption of $68 million of debt that was immediately refinanced by the Company. Additionally, the Company acquired La Bonne Cuisine, a chilled dip business in New Zealand for approximately $28 million in the third quarter of Fiscal 2009. The Company recorded preliminary purchase price allocations related to these acquisitions, which are expected to be finalized upon completion of valuation procedures. Operating results of the acquired businesses have been included in the consolidated statement of income from the acquisition dates forward. Pro-forma results of the Company, assuming the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Trademarks and other intangible assets at January 28, 2009 and April 30, 2008, subject to amortization expense, are as follows:

	January 28, 2009			April 30, 2008
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$269,869	$(68,912)	$200,957	$200,966	$(69,104)	$131,862
Licenses	208,186	(145,359)	62,827	208,186	(141,070)	67,116
Recipes/processes	72,084	(21,170)	50,914	71,495	(19,306)	52,189
Customer related assets	174,689	(35,175)	139,514	183,204	(31,418)	151,786
Other	67,031	(54,537)	12,494	73,848	(59,639)	14,209

	$791,859	$(325,153)	$466,706	$737,699	$(320,537)	$417,162

Amortization expense for trademarks and other intangible assets was $7.3 million and $7.1 million for the third quarters ended January 28, 2009 and January 30, 2008, respectively, and $22.9 million and $20.5 million for the nine months ended January 28, 2009 and January 30,

2008, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of January 28, 2009, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.

Intangible assets not subject to amortization at January 28, 2009 totaled $821.3 million and consisted of $686.5 million of trademarks, $108.8 million of recipes/processes, and $25.9 million of licenses. Intangible assets not subject to amortization at April 30, 2008, totaled $996.9 million and consisted of $825.2 million of trademarks, $135.3 million of recipes/processes, and $36.4 million of licenses.

(4)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $100.8 million and $129.1 million, on January 28, 2009 and April 30, 2008, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $64.4 million and $55.7 million, on January 28, 2009 and April 30, 2008, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at January 28, 2009 was $21.7 million and $2.3 million, respectively. The corresponding amounts of accrued interest and penalties at April 30, 2008 were $57.2 million and $2.8 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $53.4 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. The acquisition of Golden Circle Limited during the third quarter of Fiscal 2009 resulted in a $15.4 million increase in the amount of unrecognized tax benefits primarily related to tax loss carryforwards. During the second quarter of Fiscal 2009, the Company effectively settled its appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. The effective settlement resulted in a $42.7 million decrease in the amount of unrecognized tax benefits, $8.5 million of which will be a refund of tax and was recorded as a credit to additional capital during the second quarter. The effective settlement resulted in a second quarter tax benefit of $4.6 million representing interest income on the refund of tax.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all United Kingdom and U.S. federal income tax matters for years through Fiscal 2005 and all income tax matters for years through Fiscal 2003 in Italy and Fiscal 2004 in Canada.

The effective tax rate for the nine months ended January 28, 2009 was 28.0% compared to 29.4% for the comparable period last year. The current and prior year effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million and $12 million, respectively. The effective tax rate in the current year is lower than the rate in the prior year primarily due to reduced repatriation costs and the beneficial resolution of uncertain tax positions.

(5)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of January 28, 2009, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 56 to 61 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $8.0 million and $2.9 million for the third quarter ended January 28, 2009 and $31.2 million and $10.8 million for the nine months ended January 28, 2009, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $7.1 million and $2.7 million for the third quarter ended January 30, 2008 and $24.5 million and $8.7 million for the nine months ended January 30, 2008, respectively.

The Company granted 1,539,703 and 1,352,155 option awards to employees during the nine months ended January 28, 2009 and January 30, 2008, respectively. The weighted average fair value per share of the options granted during the nine months ended January 28, 2009 and January 30, 2008 as computed using the Black-Scholes pricing model, was $5.77 and $6.25, respectively.

These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 28,	January 30,
	2009	2008

Dividend yield	3.3%	3.3%
Expected volatility	14.9%	15.7%
Weighted-average expected life (in years)	5.5	5.0
Risk-free interest rate	3.1%	4.3%

The Company granted 476,682 and 671,218 restricted stock units to employees during the nine months ended January 28, 2009 and January 30, 2008 at weighted average grant prices of $50.26 and $46.03, respectively.

In Fiscal 2009, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including May 1, 2008. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2010 year end, plus dividends paid over the 2 year performance period. The Fiscal 2009-2010 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level. The compensation (benefit)/cost for current and prior year LTPP awards recognized in G&A, and the related tax (expense)/benefit was $(0.6) million and $(0.2) million for the third quarter ended January 28, 2009 and $12.1 million and $4.2 million for the nine months ended January 28, 2009, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $9.4 million and $3.2 million for the third quarter ended January 30, 2008 and $17.0 million and $6.2 million for the nine months ended January 30, 2008, respectively.

(6)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$7,600	$10,049	$1,586	$1,628
Interest cost	33,111	38,346	3,787	3,926
Expected return on plan assets	(47,816)	(57,299)	—	—
Amortization of prior service cost	733	(375)	(957)	(1,193)
Amortization of unrecognized loss	7,711	11,152	918	1,147

Net periodic benefit cost	$1,339	$1,873	$5,334	$5,508

	Nine Months Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$26,365	$29,829	$4,925	$4,831
Interest cost	112,195	114,046	11,581	11,708
Expected return on plan assets	(162,093)	(170,596)	—	—
Amortization of prior service cost	2,460	(938)	(2,854)	(3,577)
Amortization of unrecognized loss	25,281	33,133	2,763	3,433

Net periodic benefit cost	$4,208	$5,474	$16,415	$16,395

During the first nine months of Fiscal 2009, the Company contributed $48 million to fund its obligations under its pension and postretirement plans. Recent adverse conditions in the equity and bond markets have caused the actual rate of return on the pension plan assets during Fiscal 2009 to be significantly below the Company’s assumed long-term rate of return of 8.2%. Also, the discount rates are uncertain and are expected to differ from the 5.5% rate disclosed at Fiscal 2008 year-end. As a result of these two factors, the Company is reevaluating the funding levels for the remainder of Fiscal 2009 and the full-year 2009 contributions may exceed the original projection of $80 million.

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

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$761,605	$807,634	$2,330,065	$2,228,539
Europe	804,402	923,087	2,610,539	2,561,550
Asia/Pacific	354,430	386,573	1,198,401	1,153,764
U.S. Foodservice	380,336	400,606	1,124,773	1,170,715
Rest of World	113,803	92,963	346,547	267,959

Consolidated Totals	$2,414,576	$2,610,863	$7,610,325	$7,382,527

Operating income (loss):
North American Consumer Products	$191,437	$183,427	$551,048	$513,308
Europe	133,323	164,288	424,831	462,670
Asia/Pacific	31,489	40,739	148,715	147,745
U.S. Foodservice	36,269	46,767	99,951	141,810
Rest of World	11,786	11,186	39,325	34,146
Non-Operating(a)	(22,494)	(40,351)	(103,447)	(105,973)

Consolidated Totals	$381,810	$406,056	$1,160,423	$1,193,706

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Ketchup and Sauces	$1,000,414	$1,010,904	$3,176,066	$2,982,167
Meals and Snacks	1,071,189	1,235,032	3,303,630	3,327,797
Infant/Nutrition	252,797	276,263	830,235	784,088
Other	90,176	88,664	300,394	288,475

Total	$2,414,576	$2,610,863	$7,610,325	$7,382,527

(8)	Net Income Per Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	FY 2009	FY 2008	FY 2009	FY 2008
	(In thousands)

Net income	$242,263	$218,532	$747,937	$650,863
Preferred dividends	3	3	9	9

Net income applicable to common stock	$242,260	$218,529	$747,928	$650,854

Average common shares outstanding—basic	314,538	316,610	313,417	318,301
Effect of dilutive securities:
Convertible preferred stock	108	116	106	110
Stock options, restricted stock and the global stock purchase plan	4,087	4,655	4,472	4,621

Average common shares outstanding—diluted	318,733	321,381	317,995	323,032

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 2.8 million shares of common stock for the third quarter and nine months ended January 28, 2009 and 7.7 million shares of common stock for the third quarter and nine months ended January 30, 2008, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2015.

(9)	Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	January 28, 2009	January 30, 2008	January 28, 2009	January 30, 2008
	FY 2009	FY 2008	FY 2009	FY 2008
	(Thousands of Dollars)

Net income	$242,263	$218,532	$747,937	$650,863
Other comprehensive income:
Foreign currency translation adjustments	(223,192)	(53,861)	(1,050,315)	147,792
Reclassification of net pension and post-retirement benefit losses to net income	5,471	7,842	16,606	30,056
Adoption of measurement date provisions of SFAS No. 158	—	—	1,506	—
Net deferred (losses)/gains on derivatives from periodic revaluations	(2,855)	23,370	14,991	15,750
Net deferred (gains)/losses on derivatives reclassified to earnings	(2,150)	(9,636)	798	(14,093)

Comprehensive income/(loss)	$19,537	$186,247	$(268,477)	$830,368

(10)	Debt

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

On December 1, 2008, the Company remarketed the $800 million remarketable securities at a rate of 15.59%, representing an 11.5% yield to investors and 4.09% for the cost of the three-year remarketing option. The next remarketing is scheduled for December 1, 2011. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest and pay the value of the remarketing option, if any, at that time.

The Company and HFC maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. Although the Company has not historically renewed these types of credit agreements early, the Company anticipates that it and HFC will enter into a new credit agreement during the fourth quarter of Fiscal 2009. Until such time as a new credit agreement is put in place, commercial paper borrowings that were previously classified as long-term debt will be classified as short-term debt on the balance sheet in accordance with generally accepted accounting principles.

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

Level 2:  Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of January 28, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$249,656	$—	$249,656

Total assets at fair value	$—	$249,656	$—	$249,656

Liabilities:
Derivatives(a)	$—	$94,410	$—	$94,410

Total liabilities at fair value	$—	$94,410	$—	$94,410

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap is valued based on observable market swap rates and the Company’s credit spread, and is classified within Level 2 of the fair value hierarchy.

(12)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, commodity price, debt and interest rate exposures. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008. There have been no material changes in the Company’s market risk during the nine months ended January 28, 2009, except as disclosed in this quarterly report on Form 10-Q.

As of January 28, 2009, the Company is hedging forecasted transactions for periods not exceeding three years. During the next 12 months, the Company expects $24.9 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the third quarter and nine months ended January 28, 2009 and January 30, 2008. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarter and nine months ended January 28, 2009 and January 30, 2008.

The Company had outstanding cross currency swaps with a total notional amount of $1.6 billion as of January 30, 2008, which were designated as net investment hedges of foreign operations. All of these contracts either matured or were terminated during Fiscal 2008. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $29.7 million ($28.4 million after-tax) and $96.8 million

($72.5 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the third quarter and nine months ended January 30, 2008, respectively. Changes in the fair value of swaps excluded from the assessment of hedge effectiveness were not significant for the third quarter ended January 30, 2008 and resulted in a gain of $4.2 million for the nine months ended January 30, 2008. These amounts were included in earnings as a component of interest expense for the nine months ended January 30, 2008.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the nine months ended January 28, 2009, gains of $3.6 million, net of income taxes of $2.3 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency and commodity price exposures. The Company determines the income statement classification for these derivatives based on the underlying intent of the contracts. During the first nine months of Fiscal 2009, the Company entered into additional foreign currency contracts bringing the notional amount to $505.7 million as of January 28, 2009 compared to $367.4 million as of January 30, 2008. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized losses/(gains) related to outstanding contracts totaled $43.4 million and ($5.4) million as of January 28, 2009 and January 30, 2008, respectively. These contracts are scheduled to mature within the next 12 months. As of January 30, 2008, the Company maintained commodity derivative contracts with a total notional amount of $7.8 million that did not qualify as hedges. These contracts were accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of cost of products sold. Net unrealized gains related to these contracts totaled $2.6 million at January 30, 2008. These contracts are no longer outstanding.

The forward contracts that were put in place during Fiscal 2009 to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $17.3 million and $108.5 million for the third quarter and nine months ended January 28, 2009, respectively. During Fiscal 2009, the Company also received $97.8 million of cash related to these forward contracts as a result of contract settlements and maturities.

The Company entered into a total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2009 with a notional amount of $175 million. This instrument is being used as an economic hedge to reduce a portion of the interest cost related to the Company’s $800 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the third quarter ended January 28, 2009, the Company recorded a $17.6 million benefit in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $14.5 million as of January 28, 2009. This swap is scheduled to mature in three years, corresponding with the next scheduled remarketing of the Company’s $800 million remarketable securities. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $192.7 million with the counterparty for the term of the swap. Pursuant to the terms of the swap, the counterparty has the option to early terminate the agreement upon the occurrence of specified events as defined in the agreement. In the event of early termination there would be a net settlement between the Company and the counterparty primarily based on the change in fair value of the remarketable securities subsequent to the most recent remarketing date which coincides with the date of the swap.

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

Overview

Despite the weakened global economic environment, the Company expects to achieve its goals for Fiscal 2009 for sales growth (as defined by volume and net price), EPS and cash flow. The Company has adapted its strategies to address this difficult economic environment with a concentration on the following:

•	Shifting investments in marketing and research and development toward delivering value to customers.

•	Continuing our focus on emerging markets where economic growth remains well above the global average.

•	Increasing emphasis on improving margins and increasing cash flow.

The Company is focused on improving productivity, tightly managing fixed costs and capital spending, and reducing the cash conversion cycle.

Heinz anticipates that it will achieve full year combined sales volume and net price growth of 6%. During Fiscal 2009, Heinz entered into foreign currency contracts that are expected to largely offset the impact of the strengthening dollar on earnings translation from our key foreign operations for the full year on net income and EPS. This action underpins our plan to achieve this year’s EPS projections of $2.87 to $2.91. The Company also expects operating free cash flow (cash flow from operations less capital expenditures plus proceeds from disposals of PP&E) to be approximately $850 million in Fiscal 2009.

We remain confident in our business fundamentals, but as we look beyond Fiscal 2009 and in light of the volatile economic conditions, we will closely monitor currency and commodity movements before we communicate our financial outlook for Fiscal 2010.

THREE MONTHS ENDED JANUARY 28, 2009 AND JANUARY 30, 2008

Results of Operations

Sales for the three months ended January 28, 2009 decreased $196 million, or 7.5%, to $2.41 billion, as foreign exchange translation rates had an 11.4% unfavorable impact. Net pricing increased sales by 8.0%, as price increases have been broadly implemented across the Company’s portfolio to help offset higher commodity costs. Volume decreased 6.4%, largely resulting from declines in the North American Consumer Products and U.S. Foodservice segments, the U.K., Italy, New Zealand and China. Volume has been impacted by the weakened global economy, the timing of current and prior year price increases on the Company’s products, and competitive pricing in a number of key businesses. Acquisitions, net of divestitures, increased sales by 2.4%.

Gross profit decreased $81 million, or 8.7%, to $854 million, and the gross profit margin decreased to 35.4% from 35.8%. The decline in gross profit is largely due to a $107 million impact from unfavorable foreign exchange translation rates, increased commodity costs and reduced volume, which more than offset increased pricing and productivity improvements. Although there has been a general decline in commodity market prices, there are a number of factors causing commodity costs to be higher than the prior year. These include the time-lag in recognizing potential cost reductions due to the mix of different commodities, duration of forward supply contracts, transaction currency rate impacts, and movement through the Heinz supply chain. As a result, prices for some of the Company’s key ingredients and packaging are still above prior year levels and continue to have an unfavorable impact on the Company’s gross profit as compared to the prior year.

Selling, general and administrative expenses (“SG&A”) decreased $57 million, or 10.7%, to $473 million, and decreased as a percentage of sales to 19.6% from 20.3%. These decreases are mainly due to a $55 million impact from foreign exchange translation rates and reduced general and administrative expenses (“G&A”) due to lower accrued incentive compensation expense and a life insurance settlement benefit received in the current quarter. These decreases were partially offset by additional SG&A from the current year acquisitions of Golden Circle Limited, a fruit and juice business in Australia, and Benedicta, a sauce business in France.

Operating income decreased $24 million, or 6.0%, to $382 million, reflecting a $52 million unfavorable impact from foreign exchange translation rates, reduced volume and increased commodity costs, partially offset by net price increases.

Net interest expense decreased $14 million, to $70 million, reflecting a $16 million increase in interest income, partially offset by a $2 million increase in interest expense. The improvement in interest income is due to favorable mark-to-market gains in the current quarter on a total rate of return swap which was entered into in conjunction with the Company’s remarketable securities on December 1, 2008. Future mark-to-market adjustments on the total rate of return swap will be primarily derived from changes in the fair value of the dealer remarketable securities. Interest expense benefited from lower average interest rates in Fiscal 2009, which offset the higher coupon on the remarketable securities, and was also impacted by higher average debt.

Other income/(expense), net, improved by $19 million, to $16 million, largely due to currency gains resulting from forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009. Future movements in key currencies could result in additional gains, or potential losses, on these forward contracts. For the full year, gains or losses on these contracts are expected to be largely offset by changes in the translation of earnings of our key foreign businesses. See Note No. 12 in Item 1, “Financial Statements,” for further information on derivative contracts.

The effective tax rate for the current quarter was 26.0% compared to 31.6% last year. The decrease in the effective tax rate is primarily due to lower repatriation costs, foreign tax planning, and a deferred tax charge in the prior year resulting from an Italian tax law change. We expect a current year annual effective tax rate of approximately 29%.

Net income was $242 million compared to $219 million in the prior year, an increase of 10.9%, due to increased currency gains, reduced net interest expense and a lower effective tax rate, partially offset by lower operating income as a result of foreign currency movements. Diluted earnings per share were $0.76 in the current year compared to $0.68 in the prior year, an increase of 11.8%, which also reflects a 0.8% reduction in fully diluted shares outstanding.

The impact of fluctuating exchange rates in Fiscal 2009 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $46 million, or 5.7%, to $762 million. Net prices grew 5.8% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Volume decreased 7.6%, as new product introductions, including TGI Friday’s® Skillet Meals, and volume improvements in Heinz® ketchup were more than offset by declines in Ore-Ida® frozen potatoes, Smart Ones® and Boston Market® frozen entrees and Delimex® frozen meals and snacks. The majority of the volume decline was due to a shift in the timing of sales resulting from price increases which occurred early in the third quarter of this year versus early in the fourth quarter of last year. The frozen entrees brands were impacted by softness in the category and aggressive competitive promotions and other activity. The Delimex® decrease was related to lost distribution due to a supply interruption in the first half of Fiscal 2009. Unfavorable Canadian exchange translation rates decreased sales 3.8%.

Gross profit decreased $11 million, or 3.4%, to $314 million, due primarily to volume declines and unfavorable foreign exchange translation rates. The gross profit margin increased to 41.2% from 40.2%, as pricing and productivity improvements were only partially offset by increased commodity costs. Operating income increased $8 million, or 4.4%, to $191 million, as reductions in selling and distribution expense (“S&D”), aided by declining oil prices, as well as reduced G&A and marketing expense more than offset the decline in gross profit.

Europe

Heinz Europe sales decreased $119 million, or 12.9%, to $804 million due to unfavorable foreign exchange translation rates which reduced sales by 20.9%. Net pricing increased 9.7%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products. Volume decreased 4.8%, mainly due to declines in Heinz® beans and pasta meals in the U.K. and infant nutrition products in Italy. Acquisitions, net of divestitures, increased sales 3.2%, primarily due to the acquisition of the Bénédicta® sauce business in France in the second quarter of this year and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008.

Gross profit decreased $54 million, or 15.7%, to $291 million as a result of foreign exchange movements. The gross profit margin declined to 36.2% from 37.4%, reflecting increased commodity costs, cross currency rate movements between the Euro and British Pound, and higher manufacturing costs in the U.K. and Ireland. These declines were also due to unfavorable mix partially offset by improved pricing. Operating income decreased $31 million, or 18.8%, to $133 million, due largely to unfavorable foreign exchange rates.

Asia/Pacific

Heinz Asia/Pacific sales decreased $32 million, or 8.3%, to $354 million. Pricing increased 7.2%, reflecting increases on convenience meals in Australia, frozen vegetables in New Zealand and ABC® products in Indonesia, along with other price increases to help offset increased commodity costs. Volume decreased 7.6%, reflecting declines in Long Fong® frozen products in China, ABC® products in Indonesia and convenience meals in Australia. Declines were also noted in New Zealand, which is being impacted by consumer trade down to private label products. Volume was strong in our Indian business, driven by the Complan® brand. The acquisitions in the third quarter of this year of Golden Circle Limited, a fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand, increased sales 8.9%. Unfavorable exchange translation rates decreased sales by 16.9%.

Gross profit decreased $10 million, or 7.9%, to $111 million, largely due to unfavorable foreign exchange translation rates, partially offset by the favorable impact of acquisitions. The gross profit margin increased slightly to 31.3% from 31.2%, as increased pricing offset increased commodity costs and unfavorable mix. Operating income decreased by $9 million, or 22.7%, to $31 million, reflecting unfavorable exchange translation rates.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $20 million, or 5.1%, to $380 million. Pricing increased sales 4.6%, as price increases have been taken across the product portfolio, particularly on Heinz® ketchup, portion control condiments and frozen soup. Volume decreased by 8.7%, due primarily to declines in frozen soup, desserts and appetizers and portion control products. The volume reflects reduced restaurant foot traffic, promotional timing and our plan to exit lower margin products and customers. Divestitures reduced sales 0.9%.

Gross profit decreased $16 million, or 14.5%, to $93 million, and the gross profit margin decreased to 24.6% from 27.3%, due to lower volumes and higher commodity costs, impacted by prior year gains on commodity derivative contracts which did not qualify for hedge accounting.

Operating income decreased $10 million, or 22.4%, to $36 million, which is primarily due to the decline in gross profit, partially offset by lower S&D. Our Foodservice business has experienced a disproportionate impact on margins from commodities while realizing price increases below the corporate average.

Rest of World

Sales for Rest of World increased $21 million, or 22.4%, to $114 million. Volume increased 2.7% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 29.5%, largely due to inflation in Latin America, and commodity-related price increases in South Africa and the Middle East. Foreign exchange translation rates decreased sales 9.7%.

Gross profit increased $6 million, or 17.2%, to $39 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs. Operating income increased $1 million, or 5.4% to $12 million.

NINE MONTHS ENDED JANUARY 28, 2009 AND JANUARY 30, 2008

Results of Operations

Sales for the nine months ended January 28, 2009 increased $228 million, or 3.1%, to $7.61 billion. Net pricing increased sales by 6.9%, as price increases were taken across the Company’s portfolio to help offset increases in commodity costs. Volume decreased 1.2%, as volume improvements in our emerging markets were more than offset by declines in our U.S., Australian and New Zealand businesses, which have been impacted by the recessionary economic environment. Acquisitions, net of divestitures, increased sales by 1.4%. Foreign exchange translation rates decreased sales by 3.9% as approximately 60% of the Company’s sales are in international markets.

Gross profit increased $4 million, or 0.1%, to $2.71 billion, as higher net pricing and the favorable impact of acquisitions was offset by a $104 million unfavorable impact from foreign exchange translation rates, higher commodity costs, including transaction currency costs in the U.K., and lower volume. The gross profit margin decreased to 35.6% from 36.6%, as pricing and productivity improvements were more than offset by increased commodity costs.

SG&A increased $37 million, or 2.4%, to $1.55 billion, and slightly improved as a percentage of sales to 20.4%. The $37 million increase in SG&A is due to increased spending on global task force initiatives, including system capability improvements, and the SG&A from recent acquisitions, partially offset by lower accrued incentive compensation expense, a life insurance settlement benefit received in the current year, and a $49 million impact from foreign exchange translation rates.

Operating income decreased $33 million, or 2.8%, to $1.16 billion, reflecting a $55 million unfavorable impact from foreign exchange translation rates.

Net interest expense decreased $43 million, to $207 million, reflecting a $28 million decrease in interest expense and a $15 million increase in interest income. Interest expense benefited from lower average interest rates in Fiscal 2009, which more than offset the higher coupon on the remarketable securities. The improvement in interest income is due to favorable mark-to-market gains in the current year on a total rate of return swap which was entered into in conjunction with the Company’s remarketable securities on December 1, 2008. Future mark-to-market adjustments on the total rate of return swap will be primarily derived from changes in the fair value of the dealer remarketable securities.

Other income/(expense), net, improved by $106 million, to $85 million, as a $114 million increase in currency gains was partially offset by a prior year gain on the sale of our business in Zimbabwe. The currency gains resulted primarily from forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009.

Future movements in key currencies could result in additional gains, or potential losses on these forward contracts. For the full year, gains or losses on these contracts are expected to be largely offset by changes in the translation of earnings of our key foreign businesses. See Note 12 in Item 1, “Financial Statements,” for further information on derivative contracts.

The effective tax rate for the nine months ending January 28, 2009 was 28.0% compared to 29.4% for the comparable period last year. The current and prior year effective tax rates both reflect a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million and $12 million, respectively. The effective tax rate in the current year is lower than the rate in the prior year primarily due to reduced repatriation costs and the favorable resolution of uncertain tax positions.

Net income was $748 million compared to $651 million in the prior year, an increase of 14.9%, due to increased currency gains, reduced net interest expense and a lower effective tax rate, partially offset by lower operating income reflecting unfavorable foreign currency movements. Diluted earnings per share was $2.35 in the current year compared to $2.01 in the prior year, up 16.9%, which also benefited from a 1.6% reduction in fully diluted shares outstanding.

The impact of fluctuating exchange rates in Fiscal 2009 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $102 million, or 4.6%, to $2.33 billion. Net prices grew 6.5% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Volume decreased 0.4%, as increases in Ore-Ida® frozen potatoes, Heinz® ketchup and new TGI Friday’s® Skillet Meals were more than offset by declines in Delimex® frozen meals and snacks. The Ore-Ida® growth was due to new products such as Steam n’ Mashtm and the Heinz® ketchup improvement was largely due to promotional timing and increased consumption. Lower sales of Delimex® frozen meals and snacks was due to a supply interruption in the first half of Fiscal 2009. Unfavorable Canadian exchange translation rates decreased sales 1.5%.

Gross profit increased $34 million, or 3.7%, to $945 million, due primarily to increased pricing partially offset by unfavorable foreign exchange translation rates. The gross profit margin decreased to 40.5% from 40.9%, as increased pricing and productivity improvements only partially offset increased commodity costs. Operating income increased $38 million, or 7.4%, to $551 million, reflecting the increase in gross profit.

Europe

Heinz Europe sales increased $49 million, or 1.9%, to $2.61 billion. Net pricing increased 7.2%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products. These increases were partially offset by increased promotional spending in the U.K on Heinz® ketchup, salad cream and beans. Volume decreased 0.8%, primarily due to reduced volume in Russia and Italy, and declines on frozen products as a result of price increases, reduced promotions and supply constraints, partially offset by new product introductions in the U.K. and Continental Europe. Acquisitions, net of divestitures, increased sales 2.7%, primarily due to the acquisition of the Bénédicta® sauce business in France during the second quarter of this year and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Unfavorable foreign exchange translation rates decreased sales by 7.2%.

Gross profit decreased $28 million, or 2.8%, to $964 million, and the gross profit margin decreased to 36.9% from 38.7% as unfavorable foreign exchange translation rates, cross currency rate movements between the Euro and British Pound, increased commodity costs and higher manufacturing costs in the frozen food plants were only partially offset by improved pricing. Operating income decreased $38 million, or 8.2%, to $425 million, due to unfavorable translation and transaction foreign currency impacts, increased S&D, a portion of which was from acquisitions, and higher G&A reflecting investments in task forces and systems.

Asia/Pacific

Heinz Asia/Pacific sales increased $45 million, or 3.9%, to $1.20 billion. Pricing increased 6.0%, due to increases on sardines and ABC® sauces and syrup in Indonesia, convenience meals in Australia, nutritional beverages in India and frozen vegetables in New Zealand. This pricing partially offset increased commodity costs. Volume decreased 0.5%, as significant improvements on nutritional beverage sales in India, frozen foods in Japan and ABC® products in Indonesia were more than offset by declines in Long Fong® frozen products in China and convenience meals in Australia and New Zealand. Australia and New Zealand are being impacted by timing of promotional activities and consumer trade down to private label products given the economic downturn. Acquisitions increased sales 3.5%, due to the third quarter acquisitions of Golden Circle Limited, a fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Unfavorable foreign exchange translation rates decreased sales by 5.1%.

Gross profit increased $19 million, or 5.2%, to $397 million, and the gross profit margin rose to 33.1% from 32.7%. The improvement in gross profit was due to increased pricing and acquisitions, which more than offset increased commodity costs and unfavorable foreign exchange translation rates. Operating income increased by $1 million, or 0.7%, to $149 million, as the increase in gross profit was offset by increased S&D and G&A, a portion of which is due to acquisitions.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $46 million, or 3.9%, to $1.12 billion. Pricing increased sales 3.0%, largely due to increases on Heinz® ketchup, portion control condiments, frozen soup and tomato products. Volume decreased by 6.1%, reflecting reduced restaurant foot traffic, our plan to exit lower margin products and customers, as well as increased competition on our non-branded products. Divestitures reduced sales 0.8%.

Gross profit decreased $48 million, or 15.0%, to $274 million, and the gross profit margin decreased to 24.4% from 27.6%, due to higher commodity costs and lower volumes. Operating income decreased $42 million, or 29.5%, to $100 million, which is primarily due to the decline in gross profit.

Rest of World

Sales for Rest of World increased $79 million, or 29.3%, to $347 million. Volume increased 7.0% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 27.2%, largely due to inflation in Latin America and commodity-related price increases in South Africa and the Middle East. Foreign exchange translation rates decreased sales 4.9%.

Gross profit increased $23 million, or 24.2%, to $119 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs. Operating income increased $5 million, or 15.2% to $39 million.

Liquidity and Financial Position

For the first nine months of Fiscal 2009, cash provided by operating activities was $506 million, an increase of $35 million from the prior year. This reflects a $98 million cash inflow from the settlement and maturity of foreign currency forward contracts that were discussed previously, partially offset by additional contributions made this year to fund the Company’s pension plans and the current year payment of the long-term incentive compensation accruals from Fiscal 2008.

The Company entered into new foreign currency contracts simultaneously with the settlement of the forward contracts discussed above, continuing the coverage for the balance of the year. The Company’s cash conversion cycle increased 8 days, to 58 days in the first nine months of Fiscal 2009, 4 days of which was due to the settlement of hedge contract liabilities that were outstanding in the prior year.

During the first nine months of Fiscal 2009, the Company contributed $48 million to fund its obligations under its pension and postretirement plans. Recent adverse conditions in the equity and bond markets have caused the actual rate of return on the pension plan assets during Fiscal 2009 to be significantly below the Company’s assumed long-term rate of return of 8.2%. Also, the discount rates are uncertain and are expected to differ from the 5.5% rate disclosed at Fiscal 2008 year-end. As a result of these two factors, the Company is reevaluating the funding levels for the remainder of Fiscal 2009 and the full-year 2009 contributions may exceed the original projection of $80 million.

Cash used for investing activities totaled $651 million compared to $303 million last year. In the first nine months of Fiscal 2009, cash paid for acquisitions, net of divestitures, required $274 million, primarily related to the acquisitions of Golden Circle Limited, a fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand, in the third quarter of this year, and Benedicta, a table top sauce, mayonnaise and salad dressing business in France, in the second quarter of this year. This amount was partially offset by the sale of a small portion control foodservice business in the U.S. In the first nine months of Fiscal 2008, cash paid for acquisitions, net of divestitures, required $25 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. Capital expenditures totaled $183 million (2.4% of sales) compared to $201 million (2.7% of sales) in the prior year. In response to recent changes in economic conditions across the globe, the Company is reevaluating all non-critical capital projects. The current year increase in restricted cash represents collateral that the Company is required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2009. See Note 12 in Item 1, “Financial Statements,” for further information.

Cash provided by financing activities totaled $361 million compared to cash used of $232 million last year. Proceeds from long-term debt were $850 million in the current year. The current year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of H.J. Heinz Finance Company’s (a subsidiary of Heinz) Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem H.J. Heinz Finance Company’s Series A Preferred Stock. As a result, payments on long-term debt were $361 million this year compared to $4 million in the prior year. Proceeds from commercial paper and short-term debt were $179 million in the current year compared to $403 million in the prior year. Cash proceeds from option exercises, net of treasury stock purchases, provided $82 million of cash in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $322 million in the prior year. Dividend payments totaled $394 million, compared to $366 million for the same period last year, reflecting a 9.2% increase in the dividend on common stock for Fiscal 2009. During the third quarter of Fiscal 2008, the Company terminated interest rate swaps that were previously designated as a fair value hedge of fixed rate debt obligations. The notional amount of these contracts totaled $235 million. The Company received $40 million of cash, which was presented in the condensed consolidated statements of cash flows within financing activities as a component of other items, net.

On December 1, 2008, the Company remarketed the $800 million remarketable securities. At that time and for the majority of the fourth calendar quarter of 2008, the global capital markets were characterized by extreme volatility and illiquidity. These market conditions resulted in the Company having to reset the coupon on the remarketable securities at higher than anticipated levels, resulting in a total coupon of 15.59% representing an 11.5% yield to investors and 4.09% for the cost of the three-year remarketing option. The next remarketing is scheduled for December 1, 2011. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest and pay the value of the remarketing option, if any, at that time. Also on December 1, 2008, the Company entered into a three year fully collateralized total rate of return swap with a notional amount of $175 million. The swap has not been designated as a hedge, but will have the economic impact of reducing a portion of the interest cost related to the remarketable securities. See Note No. 12 in Item 1, “Financial Statements” for additional information.

At January 28, 2009, the Company had total debt of $5.88 billion (including $270 million relating to the SFAS No. 133 hedge accounting adjustments) and cash and cash equivalents of $691 million and $193 million of restricted cash. Total debt balances since prior year end have increased due primarily to funding requirements for the Golden Circle, La Bonne and Benedicta acquisitions, collateral requirements for the total rate of return swap, and increases in SFAS No. 133 hedge accounting adjustments recorded as a component of debt. The Company anticipates that debt will decrease throughout the balance of the fiscal year as cash flows accelerate in the last quarter of Fiscal 2009 consistent with prior years.

The Company and H.J. Heinz Finance Company (“HFC”) maintain a $2 billion credit agreement that expires in August 2009. The credit agreement supports the Company’s commercial paper borrowings. Although the Company has not historically renewed these types of credit agreements early, the Company anticipates that it and HFC will enter into a new credit agreement during the fourth quarter of Fiscal 2009. Until such time as a new credit agreement is put in place, commercial paper borrowings that were previously classified as long-term debt will be classified as short-term debt on the balance sheet in accordance with generally accepted accounting principles.

Global capital and credit markets, including the domestic commercial paper markets, experienced increased volatility late in calendar year 2008. Despite this, the Company has continued to have access to the commercial paper market. The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital spending, debt maturities, acquisitions, share repurchases and dividends to shareholders. While we are confident that the Company’s needs can be financed, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.

As of January 28, 2009, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

During the first nine months of Fiscal 2009, the Company has continued to experience inflationary increases in commodity input costs. While recently there has been a general decline in commodity inflation, some key input costs remain above historic levels. Price increases and continued productivity improvements are helping to offset these cost increases.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 28, 2009. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $102 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 11 for additional information. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations on April 30, 2009 (the first day of Fiscal 2010) and is currently evaluating the impact of its adoption.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or condensed consolidated balance sheet for the quarter and nine months ended January 28, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition, in November 2008, the FASB issued Emerging Issues Task Force (“EITF”) 08-7, “Accounting for Defensive Intangible Assets,” which clarifies the accounting for defensive intangible assets subsequent to initial measurement. SFAS Nos. 141(R) and 160 and EITF 08-7 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) and EITF 08-7 will impact the accounting for any future business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 is not expected to have a material impact on the Company’s financial statements upon adoption. These standards will be adopted on April 30, 2009, the first day of Fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As SFAS No. 161 only requires enhanced disclosures, it will have no impact on the Company’s financial position, results of operations, or cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 in the fourth quarter of Fiscal 2009.

In June 2008, the FASB issued Financial Statement of Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company has completed its evaluation of the impact of adopting FSP EITF 03-6-1 in Fiscal 2010. The adoption will have no impact on net income, but is expected to have a $0.01 unfavorable impact on both basic and diluted earnings per share in Fiscal 2010 and no material impact for Fiscal 2011 forward. The adoption is also expected to result in a $0.02 and $0.01 reduction in both basic and diluted earnings per share in Fiscal 2008 and 2009, respectively.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 in the fourth quarter of Fiscal 2010.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in the Company’s market risk during the nine months ended January 28, 2009, except as disclosed in this quarterly report on Form 10-Q. For additional information, refer to pages 27-28 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, except as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 30, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the third quarter of Fiscal 2009. As of January 28, 2009, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

   3(ii). The Company’s By-Laws, as amended effective January 21, 2009, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 21, 2009.

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

Date: February 24, 2009

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2009

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

   3(ii). The Company’s By-Laws, as amended effective January 21, 2009, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 21, 2009.

   12. Computation of Ratios of Earnings to Fixed Charges.

   31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

   31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

   32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.