Form 10-K
period 2009-04-29
HEINZ H J CO
filed 2009-06-17
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 29, 2008 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $13.0 billion.

The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2009, was 315,036,582 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 2009, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended April 29, 2009, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

[This Page Intentionally Left Blank]

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

The Company manufactures and contracts for the manufacture of its products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Ingredients, such as dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, flour and certain other fruits and vegetables, are purchased from approved suppliers.

The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks

North America	22	3	Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli*, Wyler’s, Heinz Bell ‘Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Boston Market*, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Appetizers And, Inc., Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo
Europe	23	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Farex, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko, Benedicta
Asia/Pacific	20	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Star-Kist, Classico, Weight Watchers*, Cottee’s*, Rose’s*, Complan, Glucon D, Nycil, Golden Circle, La Bonne Cuisine, Original Juice Co., The Good Taste Company
Rest of World	6	3	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Dieterba, HP, Lea & Perrins, Classico, Banquete

	71	8	* Used under license

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

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2009, one customer, Wal-Mart Stores Inc., represented 10.8% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2010 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.

The Company’s factories are subject to inspections by various governmental agencies in the U.S. and other countries where the Company does business, including the United States Department of Agriculture, and the Occupational Health and Safety Administration, and its products must comply with the applicable laws, including food and drug laws, such as the Federal Food and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging or Labeling Act of 1966, as amended, of the jurisdictions in which they are manufactured and marketed.

The Company employed, on a full-time basis as of April 29, 2009, approximately 32,400 people around the world.

Segment information is set forth in this report on pages 71 through 73 in Note 15, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The next annual election of officers is scheduled to occur on August 12, 2009.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 12, 2009)	Employment During Past Five Years

William R. Johnson	60	Chairman, President, and Chief Executive Officer since September 2000.
Theodore N. Bobby	58	Executive Vice President and General Counsel since January 2007; Senior Vice President and General Counsel from April 2005 to January 2007; Acting General Counsel from January 2005 to April 2005; Vice President—Legal Affairs from September 1999 to January 2005.
Edward J. McMenamin	52	Senior Vice President—Finance and Corporate Controller since August 2004; Vice President Finance from June 2001 to August 2004.
Michael D. Milone	52	Senior Vice President—Heinz Rest of World, Enterprise Risk Management and Global Infant/Nutrition since June 2008; Senior Vice President—Heinz Pacific, Rest of World and Enterprise Risk Management from May 2006 to June 2008; Senior Vice President—President Rest of World and Asia from May 2005 to May 2006; Senior Vice President—President Rest of World from December 2003 to May 2005.
David C. Moran*	51	Executive Vice President & Chief Executive Officer and President of Heinz North America since May 2007; Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products from November 2005 to May 2007; Senior Vice President—President Heinz North America Consumer Products from May 2005 to November 2005; President North America Consumer Products from January 2003 to May 2005.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 12, 2009)	Employment During Past Five Years

C. Scott O’Hara*	48	Executive Vice President—President and Chief Executive Officer Heinz Europe since May 2006; Executive Vice President—Asia Pacific/Rest of World from January 2006 to May 2006; Senior Vice President Europe—The Gillette Company from October 2004 to January 2006; General Manager U.K. and NL—The Gillette Company from June 2001 to October 2004.
Christopher J. Warmoth	50	Executive Vice President—Heinz Asia Pacific since June 2008; Senior Vice President—Heinz Asia from May 2006 to June 2008; Deputy President Heinz Europe from December 2003 to April 2006.
Arthur B. Winkleblack	52	Executive Vice President and Chief Financial Officer since January 2002.

*	Effective July 15, 2009, David Moran will assume the position of Executive Vice President and President and Chief Executive Officer of Heinz Europe, and Scott O’Hara will assume the position of Executive Vice President and President and Chief Executive Officer of Heinz North America.

Item 1A.	Risk Factors

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

Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect the Company’s ability to gain or maintain market share and/or profitability.

The Company operates in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Private label brands sold by retail customers, which are typically sold at lower prices, are a source of competition for certain of our product lines. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or could result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, or is unable to increase its prices, its profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers are affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition could adversely affect our financial results.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and in various other nations where it does business.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations include export and import restrictions, currency exchange rates, recessionary conditions, foreign ownership restrictions, nationalization, conducting business in hyperinflationary environments, and terrorist acts and political unrest in the U.S., Venezuela and other international locations where the Company does business. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, increased demand for biofuels, or other unforeseen circumstances. Additionally, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be materially and adversely impacted.

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

The Company is subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of the Company’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, may have a material adverse effect on the Company’s sales and profitability. Influenza or other pandemics could disrupt production of the Company’s products, reduce demand for certain of the Company’s products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effect on the Company’s results of operations.

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

The failure to successfully integrate acquisitions and joint ventures into our existing operations or the failure to gain applicable regulatory approval for such transactions or divestitures could adversely affect our financial results.

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

The failure to implement our growth plans could adversely affect the Company’s ability to increase net income and generate cash.

The success of the Company could be impacted by its inability to continue to execute on its growth plans regarding product innovation, implementing cost-cutting measures, improving supply chain efficiency, enhancing processes and systems, including information technology systems, on a global basis, and growing market share and volume. The failure to fully implement the plans, in a timely manner or within our cost estimates, could materially and adversely affect the Company’s ability to increase net income. Additionally, the Company’s ability to pay cash dividends will depend upon its ability to generate cash and profits, which, to a certain extent, is subject to economic, financial, competitive, and other factors beyond the Company’s control.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors as described in “Risk Factors” above.

The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 1B.	Unresolved Staff Comments

Nothing to report under this item.

Item 2.	Properties.

See table in Item 1.

Item 3.	Legal Proceedings.

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders.

Nothing to report under this item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the Company’s common stock is set forth in this report on page 33 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 73 through 74 in Note 16, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the fourth quarter of Fiscal 2009. As of April 29, 2009, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2005 through 2009. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 29,	April 30,	May 2,	May 3,	April 27,
	2009	2008	2007	2006	2005
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Sales(1)	$10,148,082	$10,070,778	$9,001,630	$8,643,438	$8,103,456
Interest expense(1)	339,635	364,856	333,270	316,296	232,088
Income from continuing operations(1)	923,072	844,925	791,602	442,761	688,004
Income from continuing operations per share—diluted(1)	2.90	2.63	2.38	1.29	1.95
Income from continuing operations per share—basic(1)	2.94	2.67	2.41	1.31	1.97
Short-term debt and current portion of long-term debt(2)	65,638	452,708	468,243	54,969	573,269
Long-term debt, exclusive of current portion(2)	5,076,186	4,730,946	4,413,641	4,357,013	4,121,984
Total assets(3)	9,664,184	10,565,043	10,033,026	9,737,767	10,577,718
Cash dividends per common share	1.66	1.52	1.40	1.20	1.14

(1)	Amounts exclude the operating results related to the Company’s European seafood and Tegel® poultry businesses which were divested in Fiscal 2006 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes $251.5 million, $198.3 million, $71.0 million, ($1.4) million, and $186.1 million of hedge accounting adjustments associated with interest rate swaps at April 29, 2009, April 30, 2008, May 2, 2007, May 3, 2006, and April 27, 2005, respectively. H.J. Heinz Finance Company’s (“HFC”) mandatorily redeemable preferred shares of $350 million in Fiscal 2009 and $325 million in Fiscals 2008-2005 are classified as long-term debt.

(3)	Fiscals 2009, 2008, and 2007 reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R).”

As a result of the Company’s strategic transformation, the Fiscal 2006 results from continuing operations include expenses of $124.7 million pretax ($80.3 million after tax) for targeted workforce reductions consistent with the Company’s goals to streamline its businesses and expenses of $22.0 million pretax ($16.3 million after tax) for strategic review costs related to the potential divestiture of several businesses. Also, $206.5 million pretax ($153.9 million after tax) was recorded for net losses on non-core businesses and product lines which were sold in Fiscal 2006, and asset impairment charges on non-core businesses and product lines which were sold in Fiscal 2007. Also during Fiscal 2006, the Company reversed valuation allowances of $27.3 million primarily related to The Hain Celestial Group, Inc. (“Hain”). In addition, results include $24.4 million of tax expense relating to the impact of the American Jobs Creation Act.

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

Executive Overview- Fiscal 2009

The H.J. Heinz Company has been a pioneer in the food industry for 140 years and possesses one of the world’s best and most recognizable brands—Heinz®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

In Fiscal 2009, Heinz delivered record sales of over $10.1 billion and record high net income of $923 million. Diluted EPS increased by more than 10% to $2.90 and the Company generated $880 million of operating free cash flow (cash flow from operations of $1.167 billion, less capital expenditures of $292 million plus proceeds from disposals of PP&E of $5 million). Management believes these results are indicative of the effectiveness of the Company’s business plan, which is focused on the following four strategic pillars:

•	Grow the Core Portfolio

•	Accelerate Growth in Emerging Markets

•	Strengthen and Leverage Global Scale

•	Make Talent an Advantage

Management believes this strategy has enabled Heinz to drive growth, deliver consistent performance and sustain momentum, despite the weakened global economic environment.

The recent global recession has dramatically affected consumer confidence, behavior, spending and ultimately food consumption patterns. The Company has adapted its strategies to address this difficult environment, with a concentration on the following:

•	Investing behind core brands and proven ideas to drive growth;

•	Shifting investments in marketing and research and development toward delivering value to consumers;

•	Continuing its focus on emerging markets where economic growth remains well above the global average;

•	Increasing emphasis on margins through productivity initiatives, reductions in discretionary spending and tight management of fixed costs; and

•	Increasing cash flow with a focus on reducing the cash conversion cycle and tight management of capital spending.

During Fiscal 2009, key foreign currencies declined precipitously versus the U.S. dollar. Given that approximately 60% of the Company’s sales and the majority of its net income are generated outside of the U.S., foreign currency movements can have a significant impact on the Company’s financial results. Inflationary increases in commodity input costs also continued in Fiscal 2009, and some key input costs remain above historic levels. While we expect Fiscal 2010 results to be impacted by unfavorable foreign currency rates and commodity input costs, the Company remains confident in its business fundamentals and plans to continue executing its strategy.

Results of Continuing Operations

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,251,583	$4,081,864	$3,682,102
Meals and snacks	4,361,878	4,521,697	4,026,168
Infant/Nutrition	1,105,313	1,089,544	929,075
Other	429,308	377,673	364,285

Total	$10,148,082	$10,070,778	$9,001,630

Fiscal Year Ended April 29, 2009 compared to Fiscal Year Ended April 30, 2008

Sales for Fiscal 2009 increased $77 million, or 0.8%, to $10.15 billion. Net pricing increased sales by 7.0%, as price increases were taken across the Company’s portfolio to help compensate for increases in commodity costs. Volume decreased 1.5%, as a net volume improvement in emerging markets was more than offset by declines in the U.S., Australian and New Zealand businesses, which have been impacted by the recessionary economic environment. Volume also declined on frozen products in the U.K. Acquisitions, net of divestitures, increased sales by 1.9%. Foreign exchange translation rates reduced sales by 6.6%, reflecting the impact of a strengthening U.S. dollar on sales generated in international markets.

Sales of the Company’s top 15 brands grew 2.1% from prior year, as combined volume and pricing gains exceeded the 6.3% unfavorable impact of foreign exchange translation rates on sales. Excluding the impact of foreign exchange, the top 15 brands grew by 8.4%, led by strong growth in Heinz®, Ore-Ida®, Classico®, Pudliszki® and ABC® branded products. In addition, global ketchup sales increased 3.2% despite a 5.9% unfavorable impact from foreign exchange, resulting in a 9.1% increase excluding the impact of currency translation. Emerging markets continued to be an important growth driver, with sales up 8.8%. Excluding a 7% impact from unfavorable foreign exchange, emerging markets’ sales grew 15.8%.

Gross profit decreased $97 million, or 2.6%, to $3.58 billion, as higher net pricing and the favorable impact of acquisitions was more than offset by a $238 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs, including transaction currency costs in the U.K., and lower volume. The gross profit margin decreased to 35.3% from 36.5%, as pricing and productivity improvements were more than offset by increased commodity costs, which includes the impact of cross currency sourcing of ingredients, most notably in the U.K.

Selling, general and administrative expenses (“SG&A”) decreased $22 million, or 1.0%, to $2.09 billion, and improved as a percentage of sales to 20.6% from 21.0%. The $22 million decrease in SG&A is due to a $117 million impact from foreign exchange translation rates, decreased marketing expense, a life insurance settlement benefit received in the current year and a gain on the sale of a small portion control business in the U.S. These decreases were partially offset by increased spending on global task force initiatives, including system capability improvements, the SG&A from recent acquisitions and inflation in Latin America.

Operating income decreased $75 million, or 4.8%, to $1.49 billion, reflecting the items above, particularly a $121 million (7.7%) unfavorable impact from foreign exchange translation rates, and higher commodity costs.

Net interest expense decreased $48 million, to $275 million, reflecting a $25 million decrease in interest expense and a $23 million increase in interest income. Interest expense benefited from lower average interest rates in Fiscal 2009, which more than offset a higher coupon on the dealer securities which were remarketed on December 1, 2008 (see Note 7 in Item 8, “Financial Statements and Supplementary Data” for additional information). The improvement in interest income is due to a $20 million mark-to-market gain in the current year on a total rate of return swap which was entered into in conjunction with the Company’s remarketable securities on December 1, 2008. Future mark-to-market adjustments on the total rate of return swap will be primarily derived from changes in the fair value of the dealer remarketable securities which will reflect fluctuations in the credit market.

Other income/(expense), net, improved by $106 million, to $78 million of income compared to $28 million of expense in the prior year, as a $113 million increase in currency gains was partially offset by an insignificant gain recognized on the sale of our business in Zimbabwe in the prior year. The currency gains resulted primarily from forward contracts that were put in place to help mitigate the unfavorable translation impact on profit associated with movements in key foreign currencies for all of Fiscal 2009.

The effective tax rate for Fiscal 2009 was 28.8% compared to 30.6% for the prior year. The current year tax rate was lower than the prior year primarily due to reduced repatriation costs partially offset by decreased benefits from the revaluation of tax basis of foreign assets.

Net income was $923 million compared to $845 million in the prior year, an increase of 9.2%, due to increased currency gains, reduced net interest expense and a lower effective tax rate, partially offset by lower operating income reflecting unfavorable foreign currency movements. Diluted earnings per share was $2.90 in the current year, an increase of 10.3%, compared to $2.63 in the prior year. Earnings per share also benefited from a 1.1% reduction in fully diluted shares outstanding.

The translation impact of fluctuating exchange rates in Fiscal 2009 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of ingredients, most notably in the U.K., reduced gross profit and operating income but did not affect sales.

FISCAL YEAR 2009 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $124 million, or 4.1%, to $3.14 billion. Net prices grew 6.8% reflecting price increases taken across the majority of the product portfolio over the last year to help offset higher commodity costs. Volume decreased 0.4%, as increases in Ore-Ida® frozen potatoes, Heinz® ketchup and new TGI Friday’s® Skillet Meals were more than offset by declines in Delimex® frozen products and Smart Ones® frozen meals and desserts. The Ore-Ida® growth was driven by new products such as Steam n’ Mashtm in addition to the timing of price increases. The Heinz® ketchup improvement was largely due to increased consumption. The Smart Ones volume decline resulted from softness in the category, aggressive competitive promotions and the timing of price increases taken in the fourth quarter of Fiscal 2008, partially offset by new breakfast product offerings in the current year. Lower sales of Delimex® frozen meals and snacks was due to a supply interruption in the first half of Fiscal 2009. Unfavorable Canadian exchange translation rates decreased sales 2.3%.

Gross profit increased $38 million, or 3.1%, to $1.26 billion, due primarily to increased pricing partially offset by unfavorable foreign exchange translation rates. The gross profit margin decreased to 40.1% from 40.5%, as increased pricing and productivity improvements only partially offset increased commodity costs. Operating income increased $46 million, or 6.8%, to $725 million, largely reflecting the increase in gross profit and decreased marketing expense.

Europe

Heinz Europe sales decreased $122 million, or 3.4%, to $3.41 billion. Net pricing increased 7.1%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products. Volume decreased 1.0%, primarily due to declines on frozen products as a result of price increases, competitor promotions and the exit of lower margin products and customers. Volume was also unfavorably impacted by decreases in Heinz® soup and pasta meals in the U.K, and reduced volume in Russia. These declines were partially offset by new product introductions in the U.K. and Continental Europe. Acquisitions, net of divestitures, increased sales 2.5%, primarily due to the acquisition of the Bénédicta® sauce business in France during the second quarter of this year and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Unfavorable foreign exchange translation rates decreased sales by 12.0%.

Gross profit decreased $114 million, or 8.3%, to $1.26 billion, and the gross profit margin decreased to 36.9% from 38.8% as unfavorable foreign exchange translation rates, cross currency rate movements in the British Pound versus the Euro and U.S. dollar, increased commodity costs and higher manufacturing costs in the frozen food plants were only partially offset by improved pricing and the favorable impact from acquisitions. Operating income decreased $76 million, or 11.9%, to $561 million, as pricing gains were more than offset by unfavorable translation, increased commodity costs, a portion of which is due to the transaction foreign currency impacts discussed above, increased selling and distribution expenses (“S&D”), a portion of which was from acquisitions, and higher general and administrative expenses (“G&A”) reflecting investments in task forces and systems.

Asia/Pacific

Heinz Asia/Pacific sales increased $28 million, or 1.7%, to $1.63 billion. Pricing increased 6.1%, due to increases on sardines, sauces and syrup in Indonesia, nutritional beverages in India and pricing gains across the product portfolios in Australia and New Zealand. This pricing partially offset increased commodity costs. Volume decreased 1.4%, as significant improvements on nutritional beverage sales in India, frozen foods in Japan and ABC® products in Indonesia were more than offset by declines in convenience meals in Australia and New Zealand and Long Fong® frozen products in China. Acquisitions increased sales 6.8% due to the third quarter acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Unfavorable foreign exchange translation rates decreased sales by 9.8%.

Gross profit increased $3 million, or 0.6%, to $530 million, while the gross profit margin declined to 32.5% from 32.9%. The $3 million improvement in gross profit was due to increased pricing and acquisitions, which offset increased commodity costs, unfavorable foreign exchange translation rates and reduced volume, particularly in our Long Fong business as we revised our distribution system and streamlined our product offerings. Operating income decreased by $12 million, or 6.4%, to $182 million, as the increase in gross profit and decreased marketing expense was more than offset by increased S&D and G&A, a portion of which is due to acquisitions.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $53 million, or 3.4%, to $1.51 billion. Pricing increased sales 3.5%, largely due to increases on Heinz® ketchup, portion control condiments, frozen soups and tomato products. Volume decreased by 6.0%, reflecting reduced restaurant foot traffic, the exit of numerous lower margin products (stock-keeping units) and customers, as well as increased competition on our non-branded products. Divestitures reduced sales 0.9%.

Gross profit decreased $54 million, or 12.8%, to $365 million, and the gross profit margin decreased to 24.2% from 26.8%, due to lower volume, higher commodity and manufacturing costs and prior year gains on commodity derivative contracts, partially offset by higher pricing. Operating income decreased $40 million, or 23.8%, to $129 million, which was primarily due to the decline in gross profit, partially offset by reduced G&A reflecting a gain in the current year on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $100 million, or 27.3%, to $468 million. Volume increased 4.6% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 27.6%, largely due to inflation in Latin America and commodity-related price increases in South Africa and the Middle East. Acquisitions increased sales 0.2% due to the fourth quarter acquisition of Papillon, a small chilled products business in South Africa. Foreign exchange translation rates decreased sales 5.2%.

Gross profit increased $28 million, or 21.4%, to $161 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs and unfavorable foreign currency movements. Operating income increased $7 million, or 15.2% to $52 million due to the increase in gross profit partially offset by wage inflation in Latin America.

Fiscal Year Ended April 30, 2008 compared to Fiscal Year Ended May 2, 2007

Sales for Fiscal 2008 increased $1.07 billion, or 11.9%, to $10.07 billion, reflecting growth in all five business segments. Volume increased 3.6%, as solid growth in the North American Consumer Products segment, Australia, New Zealand and the emerging markets were combined with strong performance of beans, soup and pasta meals in the U.K. and Heinz® ketchup across Europe. The emerging markets produced a 9.1% volume increase and accounted for over 24% of the Company’s total sales growth for the year. These volume increases were partially offset by declines in U.S. Foodservice. Net pricing increased sales by 3.3%, mainly in the North American Consumer Products, European and U.S. Foodservice segments and our businesses in Latin America and Indonesia. Divestitures, net of acquisitions, decreased sales by 0.2%. Foreign exchange translation rates increased sales by 5.1%.

Sales of the Company’s top 15 brands grew 13.4% from Fiscal 2007, led by strong increases in Heinz®, Smart Ones®, Classico®, Boston Market®, Pudliszki®, Weight Watchers® and ABC®. These increases are a result of the Company’s strategy of focused innovation and marketing support behind these top brands.

Gross profit increased $288 million, or 8.5%, to $3.68 billion, benefiting from favorable volume, pricing and foreign exchange translation rates. The gross profit margin decreased to 36.5% from 37.7%, as pricing and productivity improvements were more than offset by increased commodity costs. The most significant commodity cost increases were for dairy, oils and grains.

SG&A increased $166 million, or 8.5%, to $2.11 billion. As a percentage of sales, SG&A decreased to 21.0% from 21.6%. The increase in SG&A is due to a 14.9% increase in marketing expense, a 16.9% increase in research and development (“R&D”) and higher S&D resulting from increased volume, higher fuel costs and foreign exchange translation rates. Additional investments were also made in Fiscal 2008 for global task force initiatives, streamlining and system capability improvements. These increases were partially offset by the benefits of effective cost control and Fiscal 2007 workforce reductions and costs related to the proxy contest.

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

The Fiscal 2008 effective tax rate was 30.6% compared to 29.6% in Fiscal 2007. The Fiscal 2008 tax rate was higher than the Fiscal 2007 rate primarily due to benefits recognized in Fiscal 2007 for reversal of a foreign tax reserve, tax planning completed in a foreign jurisdiction, and R&D tax credits. Those Fiscal 2007 benefits were partially offset by lower repatriation costs and increased benefits from tax audit settlements occurring during Fiscal 2008, along with changes in valuation allowances for foreign losses.

Income from continuing operations was $845 million compared to $792 million in Fiscal 2007, an increase of 6.7%, due to the increase in operating income, which was partially offset by higher net interest expense and a higher effective tax rate. Diluted earnings per share from continuing operations were $2.63 in Fiscal 2008 compared to $2.38 in Fiscal 2007, up 10.5%, which also benefited from a 3.2% reduction in fully diluted shares outstanding.

FISCAL YEAR 2008 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $272 million, or 9.9%, to $3.01 billion. Volume increased 3.5%, due primarily to Smart Ones® frozen entrees and desserts, Boston Market® frozen entrees and Classico® pasta sauces. The Smart Ones volume improvement was driven by successful new product introductions like Anytime Selectionstm, Fruit Inspirationstm and various dessert items, as well as the impact of the launch of Smart Ones® products into Canada. The Boston Market improvements were mainly driven by new products and increased consumption, and the success of Classico was primarily due to new products as well as increased promotions in Canada. These volume improvements were partially offset by a decline in Ore-Ida® frozen potatoes reflecting the timing of price increases taken during both the fourth quarter of Fiscal 2007 and the third quarter of Fiscal 2008. The Ore-Ida® frozen potatoes price increases, along with other commodity cost related price increases, resulted in overall price gains of 3.5%. The Fiscal 2007 acquisition of Renee’s Gourmet Foods in Canada increased sales 0.7% and favorable Canadian exchange translation rates increased sales 2.2%.

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

Gross profit increased $135 million, or 10.9%, to $1.37 billion, and the gross profit margin decreased to 38.8% from 40.2%. The 10.9% increase reflects improved pricing and volume and the favorable impact of foreign exchange translation rates, while the decline in gross profit margin is largely due to increased commodity costs and higher manufacturing costs in our U.K., European frozen and Netherlands businesses. Operating income increased $71 million, or 12.4%, to $637 million, due to higher sales and reductions in G&A, partially offset by higher commodity costs and increased marketing spending in support of our strong brands across Europe.

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

Gross profit decreased $47 million, or 10.0%, to $419 million, and the gross profit margin decreased to 26.8% from 29.9%, as commodity costs disproportionately impacted the foodservice business, despite gains on commodity derivative contracts. The declines also reflect costs incurred in Fiscal 2008 in anticipation of a plant closure in the first quarter of Fiscal 2009, partially offset by increased pricing and productivity. Operating income decreased $47 million, or 21.5%, to $170 million, all of which is due to the decline in gross profit.

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

Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses. The Company recorded a $3.3 million ($5.9 million after-tax) loss from discontinued operations related to these businesses for the year ended May 2, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements.

Liquidity and Financial Position

For Fiscal 2009, cash provided by operating activities was $1.17 billion, a decrease of $21 million from the prior year. This decrease reflects incremental discretionary contributions of approximately $65 million made this year to fund the Company’s pension plans, the current year payment of the long-term incentive compensation accruals from Fiscal 2008 and unfavorable foreign exchange translation rates. These decreases were partially offset by a $106 million cash inflow from foreign currency forward contracts discussed previously as well as reduced tax payments. The Company’s cash conversion cycle increased 7 days, to 56 days in Fiscal 2009, 5 days of which was due to payables and 2 days from receivables. The payables decline was impacted by 3 days for the settlement of hedge contract liabilities that were outstanding in the prior year. Strong inventory reductions in the last four months of the fiscal year resulted in days in inventory remaining flat versus prior year.

Recent adverse conditions in the global equity and bond markets caused the actual rate of return on the pension plan assets during Fiscal 2009 to be a loss of approximately 16% versus the Company’s assumed long-term rate of return of +8.2% as of the end of Fiscal 2008. The impact of this lower rate of return on the funded status was partially offset by higher discount rates in Fiscal 2009 (6.54% in Fiscal 2009 versus 6.1% in Fiscal 2008). As a result of these two factors, the Company made incremental discretionary contributions of approximately $65 million to the plans in Fiscal 2009, thus resulting in total Fiscal 2009 contributions of $134 million which exceeded the original projection.

Cash used for investing activities totaled $761 million compared to $554 million last year. In Fiscal 2009, cash paid for acquisitions, net of divestitures, required $281 million, primarily related to the acquisitions of Benedicta, a sauce business in France, Golden Circle Limited, a fruit and juice business in Australia, La Bonne Cuisine, a chilled dip business in New Zealand, and Papillon, a small chilled products business in South Africa. This amount was partially offset by proceeds from the sale of a small portion control foodservice business in the U.S. In Fiscal 2008, cash paid for acquisitions, net of divestitures, required $88 million, primarily related to the acquisition of the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand, the Wyko® sauce business in the Netherlands and the buy-out of the minority ownership on the Company’s Long Fong business in China, partially offset by the divestiture of a tomato paste business in Portugal. Fiscal 2009 capital expenditures totaled $292 million (2.9% of sales) compared to $302 million (3.0% of sales) in the prior year. In response to recent changes in economic conditions across the globe, the Company is reevaluating all non-critical capital projects and will target reduced capital spending as a percentage of sales in Fiscal 2010. Proceeds from disposals of property, plant and equipment were $5 million compared to $9 million in the prior year. During Fiscal 2008, the Company terminated the cross currency swaps that were previously designated as net investment hedges of foreign operations. The Company paid $93 million of cash in the prior year to the counterparties, which is presented in investing activities in the consolidated statements of cash flows. In addition, the Company paid $74 million in the prior year as a result of cross currency swap contract maturities and such payments were presented within other investing items, net. The current year requirement of $193 million for restricted cash represents collateral that the Company is required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2009. See Note 13 in Item 8, “Financial Statements and Supplementary Data,” for further information.

The early termination of the net investment hedges described above and interest rate swaps described below were completed in conjunction with the reorganizations of the Company’s foreign operations and interest rate swap portfolio in Fiscal 2008.

Cash used for financing activities totaled $516 million compared to $758 million last year. Proceeds from long-term debt were $853 million in the current year. The current year proceeds reflect the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of HFC (a subsidiary of Heinz) Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock. As a result, payments on long-term debt were $427 million this year compared to $368 million in the prior year. Fiscal 2008 payments reflect the maturity and payment of the $300 million 6% U.S. Dollar Notes as well as the repurchase of a portion of the 6% U.S. Dollar Notes due March 15, 2012. Net payments on commercial paper and short-term debt were $484 million this year compared to net proceeds of $484 million in the prior year. Cash proceeds from option exercises, net of treasury stock purchases, provided $83 million of cash in the current year. Cash used for the purchases of treasury stock, net of proceeds from option exercises, was $502 million in the prior year. Dividend payments totaled $525 million, compared to $485 million in the prior year, reflecting a 9.2% increase in the dividend per share of common stock for Fiscal 2009. During Fiscal 2008, the Company terminated certain interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these contracts totaled $612 million. The Company received $104 million of cash from the termination of these contracts which is presented in the consolidated statements of cash flows within financing activities. The $104 million gain is being amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average remaining life of 21 years).

On December 1, 2008, the Company was contractually required to remarket $800 million in dealer securities. At the time of the contractually required remarketing and for the majority of the fourth calendar quarter of 2008, the global capital markets were characterized by extreme volatility and illiquidity. These market conditions resulted in the Company having to reset the coupon on the remarketable securities at higher than anticipated levels. The total coupon of 15.59% represented an 11.5% yield to investors and 4.09% for the cost of the three-year remarketing option. The next remarketing is scheduled for December 1, 2011. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires the securities from the holders, the Company is required to pay to the holder of the remarketing option the option settlement amount. As of December 1, 2008, the date of the most recent remarketing, the fair value of the dealer’s option to remarket the securities every three years through 2020 was estimated to be approximately $150 million. This value fluctuates based on market conditions. Also on December 1, 2008, the Company entered into a three year total rate of return swap with a notional amount of $175 million. The swap has not been designated as a hedge, but will have the economic impact of reducing a portion of the interest cost related to the remarketable securities. See Note No. 13 in Item 8, “Financial Statements and Supplementary Data” for additional information.

On May 28, 2009, the Company announced that its Board of Directors approved an increase in the quarterly dividend on common stock from 41.5 cents to 42.0 cents, an annual indicative rate of $1.68 per share for Fiscal 2010, effective with the July 2009 dividend payment. Fiscal 2010 dividend payments are expected to be approximately $535 million.

At April 29, 2009, the Company had total debt of $5.14 billion (including $251 million relating to the Statement of Financial Accounting Standards (“SFAS”) No. 133 hedge accounting adjustments), cash and cash equivalents of $373 million and $193 million of restricted cash. Total debt balances have decreased slightly since prior year, primarily reflecting lower share repurchase activity.

Return on average shareholders’ equity (“ROE”) is calculated by taking net income divided by average shareholders’ equity. Average shareholders’ equity is a five-point quarterly average. ROE was 58.2% in Fiscal 2009, 44.0% in Fiscal 2008 and 37.4% in Fiscal 2007. The increase in ROE over the three years is largely due to higher net income and decreased average equity reflecting foreign currency translation adjustments, the adoption of SFAS No. 158 and share repurchases. ROE in

Fiscal 2009 was favorably impacted by 3.7% due to the $107 million gain on foreign currency forward contracts discussed earlier.

After-tax return on invested capital (“ROIC”) is calculated by taking net income, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents, short-term investments, restricted cash, and the SFAS No. 133 hedge accounting adjustments. ROIC was 18.4% in Fiscal 2009, 16.8% in Fiscal 2008 and 15.8% in Fiscal 2007. The increase in ROIC over the three years is largely due to higher net income and decreased average equity reflecting foreign currency translation adjustments, the adoption of SFAS No. 158, share repurchases and effective management of the asset base. ROIC in Fiscal 2009 was favorably impacted by 1.1% due to the $107 million gain on foreign currency forward contracts discussed earlier.

In April 2009, the Company and HFC replaced their existing $2.0 billion credit agreement with $1.8 billion of credit agreements, consisting of a $1.2 billion Three-Year Credit Agreement which expires in April 2012 and a $600 million 364-Day Credit Agreement. These agreements support the Company’s commercial paper borrowings and $204.3 million of Australian denominated borrowings. As a result, the commercial paper and Australian denominated borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. In connection with the credit agreements, the Company is required to pay commitment fees of approximately $8 million in Fiscal 2010 which will be reported as interest expense in the consolidated statements of income. The new credit agreements include a leverage ratio covenant in addition to customary covenants that are substantially similar to those in the former credit agreement. The Company was in compliance with all of its covenants as of April 29, 2009. In addition, the Company has $542.5 million of foreign lines of credit available at April 29, 2009.

Subsequent to fiscal year end, the Company entered into a three-year $175 million accounts receivable securitization program.

Global capital and credit markets, including the domestic commercial paper markets, experienced increased volatility late in calendar year 2008. Despite this situation, the Company has continued to have access to the commercial paper market. The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital spending, debt maturities, acquisitions, share repurchases and dividends to shareholders. While the Company is confident that its needs can be financed, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

As of April 29, 2009, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

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

The following table represents the contractual obligations of the Company as of April 29, 2009.

	Fiscal Year
				2015
	2010	2011-2012	2013-2014	Forward	Total
	(Amounts in thousands)

Long Term Debt(1)	$323,364	$2,844,553	$1,050,130	$2,650,236	$6,868,283
Capital Lease Obligations	13,488	62,079	8,938	22,353	106,858
Operating Leases	63,524	100,762	77,984	149,729	391,999
Purchase Obligations	1,358,311	597,115	39,710	22,724	2,017,860
Other Long Term Liabilities Recorded on the Balance Sheet	254,290	543,724	532,815	154,127	1,484,956

Total	$2,012,977	$4,148,233	$1,709,577	$2,999,169	$10,869,956

(1)	Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

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

At April 29, 2009, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $106 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate of when cash settlements with taxing authorities may occur.

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

As of April 29, 2009, the Company was party to an operating lease for buildings and equipment in which the Company has guaranteed a supplemental payment obligation of approximately $52 million at the termination of the lease. The Company believes, based on current facts and circumstances, that any payment pursuant to this guarantee is remote. In May 2008, the construction of a new frozen food factory in South Carolina commenced. It is expected that this project will be completed in approximately 3 to 6 months at which time the Company plans to enter into an operating lease.

Market Risk Factors

The Company is exposed to market risks from adverse changes in foreign exchange rates, interest rates, commodity prices and production costs. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity:  The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company’s global operations. The Company manufactures and sells its products on six continents around the world, and hence foreign currency risk is diversified.

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

The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains
	April 29, 2009	April 30, 2008	April 29, 2009	April 30, 2008
	(Dollars in millions)

Purpose of Hedge:
Intercompany cash flows	$683	$1,110	$16	$25
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	468	541	20	6
Forecasted sales and foreign currency denominated assets	96	57	—	—

	$1,247	$1,708	$36	$31

As of April 29, 2009, the Company’s foreign currency contracts mature within 5 years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)

Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $5.14 billion (including $251 million relating to the SFAS No. 133 hedge accounting adjustments) and $5.18 billion (including $199 million relating to the SFAS No. 133 hedge accounting adjustments) at April 29, 2009 and April 30, 2008, respectively. The Company’s debt obligations are summarized in Note 7, “Debt” in Item 8—“Financial Statements and Supplementary Data.”

In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 29, 2009, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 29, 2009	April 30, 2008
	(Dollars in millions)

Pay floating swaps—notional amount	$1,516	$1,642
Net unrealized gains	$151	$95
Weighted average maturity (years)	4	4
Weighted average receive rate	6.31%	6.36%
Weighted average pay rate	3.67%	6.15%

The Company had interest rate contracts with a total notional amount of $177 million at April 30, 2008, that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives were accounted for on a full mark-to-market basis through earnings. Net unrealized gains related to these interest rate contracts were insignificant as of April 30, 2008. These contracts are no longer outstanding.

The Company entered into a total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2009 with a notional amount of $175 million. This instrument is being used as an economic hedge to reduce a portion of the interest cost related to the Company’s $800 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. Net unrealized gains related to the swap totaled $20.2 million as of April 29, 2009. Future mark-to-market adjustments on the total rate of return swap will be primarily derived from changes in the fair value of the dealer remarketable securities which will reflect fluctuations in the credit market. This swap is scheduled to mature in three years, corresponding with the next scheduled remarketing of the Company’s $800 million remarketable securities. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $192.7 million with the counterparty for the term of the swap. Pursuant to the terms of the swap, the counterparty has the option for early termination of the agreement upon the occurrence of specified events as defined in the agreement. In the event of early termination there would be a net settlement between the Company and the counterparty primarily based on the change in fair value of the remarketable securities subsequent to the most recent remarketing date which coincides with the date of the swap.

Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 29, 2009, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(Dollars in millions)

Foreign currency contracts	$93
Interest rate swap contracts	$11
Total rate of return swap	$3

However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 12 in Item 8—“Financial Statements and Supplementary Data” for additional information. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations on April 30, 2009 (the first day of Fiscal 2010) and this adoption is not expected to have a material impact on the Company’s financial statements.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or consolidated balance sheet for the fiscal year ended April 29, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) and its related standards will impact the accounting for any future business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 requires retrospective adoption of the presentation and disclosures for existing minority interests. All other requirements of SFAS No. 160 will be applied prospectively. SFAS No. 160 is not expected to have a material impact on the Company’s financial statements upon adoption. These standards will be adopted on April 30, 2009, the first day of Fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As SFAS No. 161 only requires enhanced disclosures, it will have no impact on the Company’s financial position, results of operations, or cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 in the fourth quarter of Fiscal 2009. See Note No. 13 in Item 8—“Financial Statements and Supplementary Data” for additional information.

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

Investments and Long-lived Assets, including Property, Plant and Equipment—Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other-than-temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends which are developed in connection with the Company’s long-term strategic planning. As each is management’s best estimate on then available information, resulting estimates may differ from actual cash flows.

Goodwill and Indefinite-Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. We perform our impairment tests of goodwill at the reporting unit level. The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends and revenue and expense growth rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with the Company’s long-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond the Company’s control.

During the fourth quarter of Fiscal 2009, the Company completed its annual review of goodwill and indefinite-lived intangible assets. The key assumptions used to determine the fair value of each reporting unit were: (a) expected net cash flow of the reporting units; (b) terminal growth rates; and (c) discount rates. The discount rates were based on the Company’s estimate of the after-tax weighted average cost of capital, adjusted for country-specific risks. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets.

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

The Company recognized pension expense related to defined benefit programs of $6 million, $7 million, and $32 million for fiscal years 2009, 2008, and 2007, respectively, which reflected expected return on plan assets of $208 million, $227 million, and $199 million, respectively. The Company contributed $134 million to its pension plans in Fiscal 2009 compared to $58 million in Fiscal 2008 and $63 million in Fiscal 2007. Due to poor returns across global equity markets, the Company expects to increase contributions to its pension plans to approximately $250 million in Fiscal 2010.

One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended April 29, 2009, April 30, 2008 and May 2, 2007. For purposes of calculating Fiscal 2010 expense, the weighted average rate of return will be approximately 8.1%.

Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 29, 2009 increased to 6.5% from 6.1% as of April 30, 2008.

Deferred gains and losses result from actual experience different from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $1.10 billion at April 29, 2009. During 2009, the deferred loss amount was negatively impacted by actual asset returns being less than expected. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years.

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The domestic postretirement health care benefit obligation at April 29, 2009 was determined using an average initial health care trend rate of 8.0% which gradually decreases to an average ultimate rate of 5.0% in 6 years. The foreign postretirement health care benefit obligation at April 29, 2009 was determined using an average initial health care trend rate of 6.3% which gradually decreases to an average ultimate rate of 4.3% in 6 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $16 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $2 million and decrease the benefit obligation by $15 million.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following rates, the Company’s Fiscal 2009 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(245)	$287
Discount rate used in determining net pension expense	$(26)	$32
Long-term rate of return on assets used in determining net pension expense	$(25)	$25
Other benefits
Discount rate used in determining projected benefit obligation	$(18)	$20
Discount rate used in determining net benefit expense	$—	$1

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

Inflation and Input Costs

In general, the effects of cost inflation may be experienced by the Company in future periods. During Fiscal 2009, the Company experienced wide-spread inflationary increases in commodity input costs. While recently there has been a general decline in commodity inflation, some key input costs remain above historic levels. Price increases and continued productivity improvements are helping to offset these cost increases.

The Company operates in certain countries around the world, such as Venezuela, that have previously experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, where possible, and efficiently managing its working capital levels.

Stock Market Information

H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2009 approximated 37,000. The closing price of the common stock on The New York Stock Exchange composite listing on April 29, 2009 was $33.99.

Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low

2009
First	$51.44	$46.35
Second	53.00	38.43
Third	45.83	34.52
Fourth	38.34	30.51
2008
First	$48.50	$42.84
Second	47.18	41.82
Third	48.75	41.37
Fourth	48.25	41.60

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 through 27.

Item 8.  Financial Statements and Supplementary Data.

Report of Management on Internal Control over Financial Reporting	35
Report of Independent Registered Public Accounting Firm	36
Consolidated Statements of Income	37
Consolidated Balance Sheets	38
Consolidated Statements of Shareholders’ Equity	40
Consolidated Statements of Cash Flows	41
Notes to Consolidated Financial Statements	42
EX-4(D)
EX-10A(XV)
EX-10.A(XXX)
EX-10.A(XXXIV)
EX-10.A(XXXV)
EX-12
EX-21
EX-23
EX-24
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

(3) Provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(4) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 29, 2009, as stated in their report which appears herein.

/s/  William R. Johnson

Chairman, President and
Chief Executive Officer

/s/  Arthur B. Winkleblack

Executive Vice President and
Chief Financial Officer

June 17, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
H. J. Heinz Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 29, 2009 and April 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective May 4, 2006 and as discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective May 2, 2007.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
June 17, 2009

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	April 29, 2009	April 30, 2008	May 2, 2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)

Sales	$10,148,082	$10,070,778	$9,001,630
Cost of products sold	6,564,447	6,390,086	5,608,730

Gross profit	3,583,635	3,680,692	3,392,900
Selling, general and administrative expenses	2,089,983	2,111,725	1,946,185

Operating income	1,493,652	1,568,967	1,446,715
Interest income	64,150	41,519	41,869
Interest expense	339,635	364,856	333,270
Other income/(expense), net	78,033	(27,836)	(30,915)

Income from continuing operations before income taxes	1,296,200	1,217,794	1,124,399
Provision for income taxes	373,128	372,869	332,797

Income from continuing operations	923,072	844,925	791,602
Loss from discontinued operations, net of tax	—	—	(5,856)

Net income	$923,072	$844,925	$785,746

Income/(Loss) Per Common Share:
Diluted
Continuing operations	$2.90	$2.63	$2.38
Discontinued operations	—	—	(0.02)

Net Income	$2.90	$2.63	$2.36

Average common shares outstanding—Diluted	318,063	321,717	332,468

Basic
Continuing operations	$2.94	$2.67	$2.41
Discontinued operations	—	—	(0.02)

Net Income	$2.94	$2.67	$2.39

Average common shares outstanding—Basic	313,747	317,019	328,625

Cash dividends per share	$1.66	$1.52	$1.40

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 29,	April 30,
	2009	2008
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$373,145	$617,687
Receivables (net of allowances: 2009—$11,395 and 2008—$15,687)	1,171,797	1,161,481
Inventories:
Finished goods and work-in-process	973,983	1,100,735
Packaging material and ingredients	263,630	277,481

Total inventories	1,237,613	1,378,216
Prepaid expenses	125,765	139,492
Other current assets	36,701	28,690

Total current assets	2,945,021	3,325,566

Property, plant and equipment:
Land	76,193	56,007
Buildings and leasehold improvements	775,217	842,198
Equipment, furniture and other	3,258,152	3,502,071

	4,109,562	4,400,276
Less accumulated depreciation	2,131,260	2,295,563

Total property, plant and equipment, net	1,978,302	2,104,713

Other non-current assets:
Goodwill	2,687,788	2,997,462
Trademarks, net	889,815	957,111
Other intangibles, net	405,351	456,948
Restricted cash	192,736	—
Other non-current assets	565,171	723,243

Total other non-current assets	4,740,861	5,134,764

Total assets	$9,664,184	$10,565,043

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 29,	April 30,
	2009	2008
	(In thousands)

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$61,297	$124,290
Portion of long-term debt due within one year	4,341	328,418
Accounts payable	1,113,307	1,247,479
Salaries and wages	91,283	92,553
Accrued marketing	233,316	298,342
Other accrued liabilities	485,406	487,656
Income taxes	73,896	91,322

Total current liabilities	2,062,846	2,670,060

Long-term debt and other liabilities:
Long-term debt	5,076,186	4,730,946
Deferred income taxes	345,749	409,186
Non-pension post-retirement benefits	214,786	257,051
Minority interest	59,167	65,727
Other liabilities	685,512	544,253

Total long-term debt and other liabilities	6,381,400	6,007,163

Shareholders’ equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value*	70	72
Common stock, 431,096 shares issued, $0.25 par value	107,774	107,774

	107,844	107,846
Additional capital	737,917	617,811
Retained earnings	6,525,719	6,129,008

	7,371,480	6,854,665
Less:
Treasury shares, at cost (116,237 shares at April 29, 2009 and 119,628 shares at April 30, 2008)	4,881,842	4,905,755
Accumulated other comprehensive loss	1,269,700	61,090

Total shareholders’ equity	1,219,938	1,887,820

Total liabilities and shareholders’ equity	$9,664,184	$10,565,043

*	The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of April 29, 2009, there were authorized, but unissued, 2,200 shares of third cumulative preferred stock for which the series had not been designated.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	April 29, 2009			April 30, 2008		May 2, 2007
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

PREFERRED STOCK
Balance at beginning of year	7	$72		8	$77	8	$82
Conversion of preferred into common stock	—	(2)		(1)	(5)	—	(5)

Balance at end of year	7	70		7	72	8	77

Authorized shares- April 29, 2009	7

COMMON STOCK
Balance at beginning of year	431,096	107,774		431,096	107,774	431,096	107,774

Balance at end of year	431,096	107,774		431,096	107,774	431,096	107,774

Authorized shares- April 29, 2009	600,000

ADDITIONAL CAPITAL
Balance at beginning of year		617,811			580,606		502,235
Conversion of preferred into common stock		(95)			(219)		(191)
Stock options exercised, net of shares tendered for payment		98,736	(4)		20,920 (4)		79,735 (4)
Stock option expense		9,405			8,919		11,987
Restricted stock unit activity		(538)			4,961		16,000
Transfer of unearned compensation balance per SFAS No. 123R		—			—		(32,773)
Initial adoption of FIN 48		—			(1,719)		—
Tax settlement(1)		8,537			—		—
Other, net(2)		4,061			4,343		3,613

Balance at end of year		737,917			617,811		580,606

RETAINED EARNINGS
Balance at beginning of year		6,129,008			5,778,617		5,454,108
Net income		923,072			844,925		785,746
Cash dividends:
Preferred (per share $1.70 per share in 2009, 2008, and 2007)		(12)			(12)		(13)
Common (per share $1.66, $1.52, and $1.40 in 2009, 2008, and 2007, respectively)		(525,281)			(485,234)		(461,224)
Initial adoption of FIN 48		—			(9,288)		—
Other(3)		(1,068)			—		—

Balance at end of year		6,525,719			6,129,008		5,778,617

TREASURY STOCK
Balance at beginning of year	(119,628)	(4,905,755)		(109,317)	(4,406,126)	(100,339)	(3,852,220)
Shares reacquired	(3,650)	(181,431)		(13,054)	(580,707)	(16,651)	(760,686)
Conversion of preferred into common stock	3	97		8	224	7	195
Stock options exercised, net of shares tendered for payment	6,179	178,559		2,116	62,486	7,265	195,117
Restricted stock unit activity	485	15,026		289	8,591	96	2,438
Other, net(2)	374	11,662		330	9,777	305	9,030

Balance at end of year	(116,237)	(4,881,842)		(119,628)	(4,905,755)	(109,317)	(4,406,126)

UNEARNED COMPENSATION
Balance at beginning of year		—			—		(32,773)
Transfer of balance to additional capital per SFAS No. 123R		—			—		32,773

Balance at end of year		—			—		—

OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		(61,090)			(219,265)		(130,383)
Net pension and post-retirement benefit losses (net of $138,862 and $75,407 tax benefit in 2009 and 2008, respectively)		(301,347)			(155,989)		—
Reclassification of net pension and post-retirement benefit losses to net income (net of $12,273 and $14,159 tax benefit in 2009 and 2008, respectively)		24,744			27,787		—
Minimum pension liability (net of $4,167 tax expense in 2007)		—			—		8,041
Unrealized translation adjustments (net of $14,004 tax benefit, $25,823 tax expense, and $29,635 tax benefit in 2009, 2008 and 2007, respectively)		(944,439)			281,090		293,673
Net change in fair value of cash flow hedges (net of $9,413 tax expense, $7,527 tax expense and $4,423 tax benefit in 2009, 2008 and 2007, respectively)		33,204			16,273		(3,401)
Net hedging (gains)/losses reclassified into earnings (net of $5,486 tax expense, $7,287 tax expense, and $6,163 tax benefit in 2009, 2008, and 2007, respectively)		(20,772)			(10,986)		11,239

Net other comprehensive (loss) /income adjustments		(1,208,610)			158,175		309,552

Adoption of SFAS No. 158, net of $182,530 tax benefit		—			—		(398,434)

Balance at end of year		(1,269,700	)(5)		(61,090)		(219,265)

TOTAL SHAREHOLDERS’ EQUITY		$1,219,938			$1,887,820		$1,841,683

COMPREHENSIVE INCOME
Net income		$923,072			$844,925		$785,746
Net other comprehensive (loss)/ income adjustments		(1,208,610)			158,175		309,552

TOTAL COMPREHENSIVE (LOSS)/INCOME		$(285,538)			$1,003,100		$1,095,298

(1)	See Note No. 6 for further details.
(2)	Includes activity of the Global Stock Purchase Plan.
(3)	Includes adoption of the measurement date provisions of SFAS No. 158 and unpaid dividend equivalents on restricted stock units.
(4)	Includes income tax benefit resulting from exercised stock options.
(5)	Comprised of unrealized translation adjustment of $(415,211), pension and post-retirement benefits net prior service cost of $(14,075) and net losses of $(861,347), and deferred net gains on derivative financial instruments of $20,933.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Operating activities:
Net income	$923,072	$844,925	$785,746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	241,294	250,826	233,374
Amortization	40,081	38,071	32,823
Deferred tax provision	108,950	18,543	52,244
Net gains on disposals	(6,445)	(15,706)	(1,391)
Pension contributions	(133,714)	(58,061)	(62,505)
Other items, net	(70,140)	80,404	73,571
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables	(10,866)	(55,832)	10,987
Inventories	50,731	(133,600)	(82,534)
Prepaid expenses and other current assets	996	5,748	14,208
Accounts payable	(62,934)	89,160	56,524
Accrued liabilities	24,641	28,259	(4,489)
Income taxes	61,216	95,566	(46,270)

Cash provided by operating activities	1,166,882	1,188,303	1,062,288

Investing activities:
Capital expenditures	(292,121)	(301,588)	(244,562)
Proceeds from disposals of property, plant and equipment	5,407	8,531	60,661
Acquisitions, net of cash acquired	(293,898)	(151,604)	(88,996)
Net proceeds/(payments) related to divestitures	13,351	63,481	(4,144)
Change in restricted cash	(192,736)	—	—
Termination of net investment hedges	—	(93,153)	—
Other items, net	(1,197)	(79,894)	(49,203)

Cash used for investing activities	(761,194)	(554,227)	(326,244)

Financing activities:
Payments on long-term debt	(427,417)	(368,214)	(52,069)
Proceeds from long-term debt	853,051	—	—
Net (payments on)/proceeds from commercial paper and short-term debt	(483,666)	483,730	384,055
Dividends	(525,293)	(485,246)	(461,237)
Purchases of treasury stock	(181,431)	(580,707)	(760,686)
Exercise of stock options	264,898	78,596	259,816
Termination of interest rate swaps	—	103,522	—
Other items, net	(16,478)	10,224	9,212

Cash used for financing activities	(516,336)	(758,095)	(620,909)

Cash provided by operating activities of discontinued operations spun-off to Del Monte	—	—	33,511
Effect of exchange rate changes on cash and cash equivalents	(133,894)	88,810	58,823

Net (decrease)/increase in cash and cash equivalents	(244,542)	(35,209)	207,469
Cash and cash equivalents at beginning of year	617,687	652,896	445,427

Cash and cash equivalents at end of year	$373,145	$617,687	$652,896

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:

H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 29, 2009, April 30, 2008, and May 2, 2007.

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

Property, Plant and Equipment:

Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The Company reviews property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other-than-temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, and the closing of facilities. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

Goodwill and Intangibles:

Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. The annual impairment tests are performed as of the last day of the third quarter of each fiscal year. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. We perform our impairment tests of goodwill at the reporting unit level. The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends and revenue and expense growth rates, and in addition, external factors such as changes in macroeconomic trends and cost of capital.

Revenue Recognition:

The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This generally occurs upon delivery of the product to the customer. Customers generally do not have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.

Marketing Costs:

The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are primarily recorded as a reduction of revenue or as a component of cost of products sold based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. We perform monthly and quarterly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Expenses associated with coupons, which we refer to as

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly and quarterly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

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

Stock-Based Employee Compensation Plans:

The Company recognizes the cost of all stock-based awards to employees, including grants of employee stock options, on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The vesting approach used does not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. The Company follows its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, will recognize expense from the grant date to the earlier of the actual date of retirement or the vesting date. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

Compensation cost related to all stock-based awards is determined using the grant date fair value. Determining the fair value of employee stock options at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Compensation cost for restricted stock units is determined as the fair value of the Company’s stock at the grant date. The Company applies the modified-prospective transition method for stock options granted on or prior to, but not vested as of, May 3, 2006. Compensation cost related to these stock options is determined using the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123.

All stock-based compensation expense is recognized as a component of general and administrative expenses in the Consolidated Statements of Income.

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

The Company uses derivative financial instruments for the purpose of hedging currency, debt and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined using observable market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in receivables or accounts payable and the long-term portion is presented as a component of other non-current assets or other liabilities, based on the instrument’s fair value.

The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Gains and losses on fair value hedges are recognized in current period earnings in the same line item as the underlying hedged item. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive loss and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Hedge ineffectiveness related to cash flow hedges is reported in current period earnings within other income and expense. The income statement classification of gains and losses related to derivative contracts that do not qualify for hedge accounting is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. Cash flows related to the termination of derivative instruments designated as fair value hedges of fixed rate debt obligations are classified in the consolidated statements of cash flows within financing activities. All other cash flows related to derivative instruments are generally classified in the consolidated statements of cash flows within operating activities.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its financial assets and liabilities on May 1, 2008. See Note No. 12 for additional information. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including goodwill, other intangible assets, exit liabilities and purchase price allocations on April 30, 2009 (the first day of Fiscal 2010) and this adoption is not expected to have a material impact on the Company’s financial statements.

On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of FASB Statements No. 87, 88, 106, and 132(R).” The measurement date provisions require plan assets and obligations to be measured as of the date of the year-end financial statements. The Company previously measured its foreign pension and other postretirement benefit obligations as of March 31 each year. The adoption of the measurement date provisions of SFAS No. 158 did not have a material effect on the Company’s consolidated statement of income or consolidated balance sheet for the fiscal year ended April 29, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) and its related standards will impact the accounting for any future business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS No. 160 requires retrospective adoption of the presentation and disclosures for existing minority interests. All other requirements of SFAS No. 160 will be applied prospectively. SFAS No. 160 is not expected to have a material impact on the Company’s financial statements upon adoption. These standards will be adopted on April 30, 2009, the first day of Fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. As SFAS No. 161 only requires enhanced disclosures, it will have no impact on the Company’s financial position, results of operations, or cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 in the fourth quarter of Fiscal 2009. See Note No. 13 for additional information.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R) -1 in the fourth quarter of Fiscal 2010.

3.	Discontinued Operations

In the fourth quarter of Fiscal 2006, the Company completed its sale of the European seafood and Tegel® poultry businesses. The Company recorded a $3.3 million ($5.9 million after-tax) loss from discontinued operations related to these businesses for the year ended May 2, 2007, primarily resulting from purchase price adjustments pursuant to the transaction agreements.

4.	Acquisitions

During the second quarter of Fiscal 2009, the Company acquired Bénédicta, a sauce business in France for approximately $116 million. During the third quarter of Fiscal 2009, the Company acquired Golden Circle Limited, a fruit and juice business in Australia for approximately $211 million, including the assumption of $68 million of debt that was immediately refinanced by the Company. Additionally, the Company acquired La Bonne Cuisine, a chilled dip business in New Zealand for approximately $28 million in the third quarter of Fiscal 2009. During the fourth quarter of Fiscal 2009, the Company acquired Papillon, a South African producer of chilled products for approximately $6 million. The Company also made payments during Fiscal 2009 related to acquisitions completed in prior fiscal years, none of which were significant.

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $58 million. During the second quarter of Fiscal 2008, the Company acquired the remaining interest in its Shanghai LongFong Foods business for approximately $18 million in cash as well as deferred consideration which is scheduled to be paid in Fiscal 2010. The final consideration amount will be determined based on the financial performance of the business. During the fourth quarter of Fiscal 2008, the Company acquired the Wyko® sauce business in the Netherlands for approximately $66 million. The Company also made payments during Fiscal 2008 related to acquisitions completed in prior fiscal years, none of which were significant.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the fiscal year ended April 29, 2009, by reportable segment, are as follows:

	North
	American				Rest
	Consumer		Asia/	U.S.	of
	Products	Europe	Pacific	Foodservice	World	Total
	(Thousands of dollars)

Balance at April 30, 2008	$1,096,288	$1,340,928	$282,419	$262,823	$15,004	$2,997,462
Acquisitions	—	36,983	18,238	—	394	55,615
Purchase accounting adjustments	—	(868)	(1,574)	—	—	(2,442)
Disposals	—	—	—	(2,300)	—	(2,300)
Translation adjustments	(21,447)	(286,045)	(50,861)	—	(2,194)	(360,547)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788

The Company finalized the purchase price allocations for the Wyko acquisition during the second quarter of Fiscal 2009 and the Bénédicta and La Bonne Cuisine acquisitions during the fourth quarter of Fiscal 2009 resulting in adjustments between goodwill, trademarks, other intangible assets and deferred taxes. The Company also recorded a preliminary purchase price allocation related to the Golden Circle acquisition, which is expected to be finalized upon completion of valuation procedures.

Trademarks and other intangible assets at April 29, 2009 and April 30, 2008, subject to amortization expense, are as follows:

	April 29, 2009			April 30, 2008
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of dollars)

Trademarks	$272,710	$(71,138)	$201,572	$200,966	$(69,104)	$131,862
Licenses	208,186	(146,789)	61,397	208,186	(141,070)	67,116
Recipes/processes	72,988	(22,231)	50,757	71,495	(19,306)	52,189
Customer related assets	179,657	(38,702)	140,955	183,204	(31,418)	151,786
Other	68,128	(55,091)	13,037	73,848	(59,639)	14,209

	$801,669	$(333,951)	$467,718	$737,699	$(320,537)	$417,162

Amortization expense for trademarks and other intangible assets was $30.3 million, $27.7 million and $25.7 million for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007, respectively. The finalization of the purchase price allocation for the HP Foods acquisition resulted in a $5.3 million adjustment to amortization expense during the second quarter of Fiscal 2007. Based upon the amortizable intangible assets recorded on the balance sheet as of April 29, 2009, amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

Intangible assets not subject to amortization at April 29, 2009 totaled $827.4 million and consisted of $688.2 million of trademarks, $111.6 million of recipes/processes, and $27.6 million of licenses. Intangible assets not subject to amortization at April 30, 2008 totaled $996.9 million and

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consisted of $825.2 million of trademarks, $135.3 million of recipes/processes, and $36.4 million of licenses.

6.	Income Taxes

The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2009	2008	2007
	(Dollars in thousands)

Current:
U.S. federal	$72,336	$80,638	$89,020
State	1,699	15,323	9,878
Foreign	190,143	258,365	181,655

	264,178	354,326	280,553

Deferred:
U.S. federal	74,554	14,975	104,113
State	8,383	2,381	5,444
Foreign	26,013	1,187	(57,313)

	108,950	18,543	52,244

Provision for income taxes	$373,128	$372,869	$332,797

Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $17.6 million in Fiscal 2009, $6.2 million in Fiscal 2008 and $15.5 million in Fiscal 2007.

The components of income from continuing operations before income taxes consist of the following:

	2009	2008	2007
	(Dollars in thousands)

Domestic	$527,680	$268,450	$293,580
Foreign	768,520	949,344	830,819

From continuing operations	$1,296,200	$1,217,794	$1,124,399

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(3.2)	(4.5)	(5.4)
State income taxes (net of federal benefit)	0.7	0.7	1.0
Earnings repatriation	0.4	3.3	9.6
Reduction of tax reserves for statute of limitations expiration	(0.7)	(0.1)	(5.9)
Tax rate difference on intercompany loans	(2.1)	(1.0)	(0.8)
Effects of revaluation of tax basis of foreign assets	(0.7)	(2.4)	(4.6)
Other	(0.6)	(0.4)	0.7

Effective tax rate	28.8%	30.6%	29.6%

The decrease in the effective tax rate in Fiscal 2009 is primarily the result of reduced repatriation costs partially offset by decreased benefits from the revaluation of tax basis of foreign assets. The increase in the effective tax rate in Fiscal 2008 is primarily the result of benefits recognized in Fiscal 2007 for reversal of a foreign tax reserve, tax planning completed in a foreign jurisdiction, and research and development (“R&D”) tax credits. Those Fiscal 2007 benefits were partially offset by lower repatriation costs and increased benefits from tax audit settlements occurring during Fiscal 2008, along with changes in valuation allowances for foreign losses. The effective tax rate in Fiscal 2007 benefited from tax planning in a foreign jurisdiction and a reduction in foreign tax reserves, partially offset by increased costs of repatriation.

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 29, 2009 and April 30, 2008.

	2009	2008
	(Dollars in thousands)

Depreciation/amortization	$643,538	$689,112
Benefit plans	1,854	33,719
Deferred income	84,939	30,145
Other	90,640	56,160

Deferred tax liabilities	820,971	809,136

Operating loss carryforwards	(87,923)	(40,852)
Benefit plans	(295,254)	(248,808)
Depreciation/amortization	(53,461)	(69,909)
Tax credit carryforwards	(34,721)	(12,998)
Deferred income	(44,308)	(39,942)
Other	(91,851)	(96,618)

Deferred tax assets	(607,518)	(509,127)

Valuation allowance	59,072	52,008

Net deferred tax liabilities	$272,525	$352,017

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also has foreign deferred tax assets and valuation allowances of $107.2 million, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

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

The net change in the Fiscal 2009 valuation allowance shown above is an increase of $7.1 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards and state deferred tax assets that are not expected to be utilized prior to their expiration date. The net change in the Fiscal 2008 valuation allowance was an increase of $7.0 million. The increase was primarily due to the recording of additional valuation allowance for state deferred tax assets that were not expected to be utilized prior to their expiration date. The net change in the Fiscal 2007 valuation allowance was an increase of $14.0 million. The increase was primarily due to the recording of additional valuation allowance for state and foreign loss carryforwards that were not expected to be utilized prior to their expiration date.

At the end of Fiscal 2009, foreign operating loss carryforwards totaled $285.8 million. Of that amount, $145.7 million expire between 2010 and 2019; the other $140.1 million do not expire. Deferred tax assets of $31.3 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire between 2015 and 2019. Deferred tax assets of $9.9 million have been recorded for state operating loss carryforwards. These losses expire between 2010 and 2029.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on May 3, 2007. As a result of adoption, the Company recognized a $9.3 million decrease to retained earnings and a $1.7 million decrease to additional capital from the cumulative effect of adoption.

Changes in the total amount of gross unrecognized tax benefits are as follows:

	2009	2008
	(Dollars in millions)

Balance at the beginning of the fiscal year	$129.1	$183.7
Increases for tax positions of prior years	11.3	10.6
Decreases for tax positions of prior years	(59.5)	(31.0)
Increases based on tax positions related to the current year	15.0	9.9
Decreases due to settlements with taxing authorities	(0.8)	(41.0)
Decreases due to lapse of statute of limitations	(8.5)	(3.1)

Balance at the end of the fiscal year	$86.6	$129.1

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $51.9 million and $55.7 million, on April 29, 2009 and April 30, 2008, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2009, the total amount of gross interest and penalty expense included in the provision for income taxes was $2.8 million and $0.4 million, respectively. For Fiscal 2008, the total amount of gross interest and penalty expense included in the provision for income taxes was $10.7 million and $0.6 million, respectively. The total amount of interest and penalties accrued as of April 29, 2009 was $22.5 million and $2.2 million, respectively. The corresponding amounts of accrued interest and penalties at April 30, 2008 were $57.2 million and $2.8 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $39.3 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. During the fourth quarter of Fiscal 2009, the Company completed its analysis of the realizability of the Golden Circle Limited tax losses and determined that it is more likely than not that Golden Circle will be able to sustain all of the losses. This resulted in the reversal of the $15.4 million unrecognized tax benefits recorded during the third quarter of Fiscal 2009, which was offset to goodwill on the opening balance sheet. During the second quarter of Fiscal 2009, the Company effectively settled its appeal, filed October 15, 2007, of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. The effective settlement resulted in a $42.7 million decrease in the amount of unrecognized tax benefits, $8.5 million of which was recorded as a credit to additional capital during the second quarter and was received as a refund of tax during the fourth quarter. The effective settlement resulted in a Fiscal 2009 tax benefit of $5.2 million representing interest income on the refund of tax.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all Italian and U.S. federal income tax matters for years through Fiscal 2005 and all income tax matters for years through Fiscal 2006 in the United Kingdom and Fiscal 2004 in Canada.

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $3.3 billion at April 29, 2009.

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

7.	Debt

Short-term debt consisted of bank debt and other borrowings of $61.3 million and $124.3 million as of April 29, 2009 and April 30, 2008, respectively. The weighted average interest rate was 6.7% and 6.9% for Fiscal 2009 and Fiscal 2008, respectively.

In April 2009, the Company and H. J. Heinz Finance Company (“HFC”) replaced their existing $2.0 billion credit agreement with $1.8 billion of credit agreements, consisting of a $1.2 billion Three-Year Credit Agreement which expires in April 2012 and a $600 million 364-Day Credit Agreement.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

These agreements support the Company’s commercial paper borrowings and $204.3 million of Australian denominated borrowings. As a result, the commercial paper and Australian denominated borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. In connection with the credit agreements, the Company is required to pay commitment fees of approximately $8 million in Fiscal 2010 which will be reported as interest expense in the consolidated statements of income. The new credit agreements include a leverage ratio covenant in addition to customary covenants that are substantially similar to those in the former credit agreement. The Company was in compliance with all of its covenants as of April 29, 2009. In addition, the Company has $542.5 million of foreign lines of credit available at April 29, 2009.

Long-term debt was comprised of the following as of April 29, 2009 and April 30, 2008:

	2009	2008
	(Dollars in thousands)

Commercial Paper (variable rate)	$639,958	$1,223,367
6.226% Heinz Finance Preferred Stock due July 2008	—	325,000
8.0% Heinz Finance Preferred Stock due July 2013	350,000	—
5.35% U.S. Dollar Notes due July 2013	499,853	—
6.625% U.S. Dollar Notes due July 2011	749,773	749,668
6.00% U.S. Dollar Notes due March 2012	598,744	598,301
U.S. Dollar Remarketable Securities due December 2020	800,000	800,000
6.375% U.S. Dollar Debentures due July 2028	230,360	230,101
6.25% British Pound Notes due February 2030	183,440	246,386
6.75% U.S. Dollar Notes due March 2032	440,867	449,855
Australian Dollar Credit Agreement (variable rate)	204,287	—
Canadian Dollar Credit Agreement due October 2010 (variable rate)	39,917	144,669
Other U.S. Dollar due May 2008—November 2034 (2.99—7.99)%	55,609	56,136
Other Non-U.S. Dollar due May 2008—March 2022 (7.00—12.00)%	36,244	37,360

	4,829,052	4,860,843
SFAS No. 133 Hedge Accounting Adjustments (See Note 13)	251,475	198,521
Less portion due within one year	(4,341)	(328,418)

Total long-term debt	$5,076,186	$4,730,946

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	5.31%	5.90%

On July 15, 2008, the Company completed the sale of $500 million 5.35% Notes due 2013. Also on the same day the Company’s HFC subsidiary completed the sale of $350 million or 3,500 shares of its Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock.

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

During Fiscal 2008, the Company paid off $300 million of notes which matured on March 15, 2008 and repurchased $34.5 million of its 6.0% notes due 2012 and effectively terminated the corresponding interest rate swaps.

The aggregate fair value of the debt obligations, based on market quotes, approximated the recorded value as of April 29, 2009 and April 30, 2008. Annual maturities of long-term debt during the next five fiscal years are $4.3 million in 2010, $58.6 million in 2011, $2,235.9 million in 2012 (includes the commercial paper and Australian Dollar credit agreement in the table above), $1.7 million in 2013 and $851.0 million in 2014.

As of April 29, 2009, the Company had $800 million of remarketable securities due December 2020. On December 1, 2008, the Company was contractually required to remarket $800 million in dealer securities. At the time of the contractually required remarketing and for the majority of the fourth calendar quarter of 2008, the global capital markets were characterized by extreme volatility and illiquidity. These market conditions resulted in the Company having to reset the coupon on the remarketable securities at higher than anticipated levels. The total coupon of 15.59% represented an 11.5% yield to investors and 4.09% for the cost of the three-year remarketing option. The next remarketing is scheduled for December 1, 2011. If the securities are not remarketed, then the Company is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires the securities from the holders, the Company is required to pay to the holder of the remarketing option the option settlement amount. As of December 1, 2008, the date of the most recent remarketing, the fair value of the dealer’s option to remarket the securities every three years through 2020 was estimated to be approximately $150 million. This value fluctuates based on market conditions.

Subsequent to fiscal year end, the Company entered into a three-year $175 million accounts receivable securitization program.

8.	Supplemental Cash Flows Information

	2009	2008	2007
	(Dollars in thousands)

Cash Paid During the Year For:
Interest	$310,047	$360,698	$268,781

Income taxes	$203,298	$261,283	$283,431

Details of Acquisitions:
Fair value of assets	$478,440	$165,093	$108,438
Liabilities*	181,093	13,489	19,442

Cash paid	297,347	151,604	88,996
Less cash acquired	3,449	—	—

Net cash paid for acquisitions	$293,898	$151,604	$88,996

*	Includes obligations to sellers of $11.5 million and $2.0 million in 2008 and 2007, respectively.

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

9.	Employees’ Stock Incentive Plans and Management Incentive Plans

As of April 29, 2009, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $37.9 million and $12.8 million for the fiscal year ended April 29, 2009, $31.7 million and $11.1 million for the fiscal year ended April 30, 2008, and $32.0 million and $11.1 million for the fiscal year ended May 2, 2007, respectively.

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

Stock Options:

Stock options generally vest over a period of one to four years after the date of grant. Awards granted between Fiscal 2004 and Fiscal 2006 generally had a maximum term of ten years. Beginning in Fiscal 2006, awards have a maximum term of seven years.

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

The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the fiscal year ended April 29, 2009, $9.5 million of cash tax benefits was reported as an operating cash inflow and $4.8 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 30, 2008, $2.7 million of cash tax benefits was reported as an operating cash inflow and $1.7 million of excess tax benefits as a financing cash inflow. For the fiscal year ended May 2, 2007, $10.4 million of cash tax benefits was reported as an operating cash inflow and $4.6 million of excess tax benefits as a financing cash inflow.

As of April 29, 2009, 28,081 shares remained available for issuance under the 2000 Plan. During the fiscal year ended April 29, 2009, 9,673 shares were forfeited and returned to the plan. During the fiscal year ended April 29, 2009, 11,586 shares were issued from the 2000 Plan.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s 2003 Plan at April 29, 2009 is as follows:

2003 Plan
(Amounts in
thousands)

Number of shares authorized	18,869
Number of stock option shares granted	(4,887)
Number of stock option shares cancelled/forfeited and returned to the plan	179
Number of restricted stock units and restricted stock issued	(3,755)

Shares available for grant as stock options	10,406

During Fiscal 2009, the Company granted 1,551,289 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007 as computed using the Black-Scholes pricing model was $5.75, $6.25, and $6.69, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2009	2008	2007

Dividend yield	3.3%	3.3%	3.3%
Expected volatility	14.9%	15.8%	17.9%
Expected term (years)	5.5	5.0	5.0
Risk-free interest rate	3.1%	4.3%	4.7%

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Options	(per share)	Intrinsic Value
	(Amounts in thousands, except per share data)

Options outstanding at May 3, 2006	31,515	$39.33	$1,239,426
Options granted	895	41.92	37,515
Options exercised	(7,266)	35.77	(259,860)
Options cancelled/forfeited and returned to the plan	(347)	44.60	(15,481)

Options outstanding at May 2, 2007	24,797	40.39	1,001,600
Options granted	1,352	45.54	61,579
Options exercised	(2,116)	37.31	(78,960)
Options cancelled/forfeited and returned to the plan	(1,899)	51.32	(97,461)

Options outstanding at April 30, 2008	22,134	40.06	886,758
Options granted	1,551	50.91	78,978
Options exercised	(6,684)	42.35	(283,064)
Options cancelled/forfeited and returned to the plan	(2,901)	47.77	(138,601)

Options outstanding at April 29, 2009	14,100	$38.59	$544,071

Options vested and exercisable at May 2, 2007	21,309	$40.88	$871,095
Options vested and exercisable at April 30, 2008	19,249	$39.77	$765,552
Options vested and exercisable at April 29, 2009	10,933	$36.18	$395,558

The following summarizes information about shares under option in the respective exercise price ranges at April 29, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Remaining		Remaining	Weighted-
Range of Exercise	Number	Life	Exercise Price	Number	Life	Average
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Exercise Price
			(Options in thousands)

$29.18-$35.38	5,445	3.1	$33.33	5,421	3.1	$33.33
$35.39-$44.77	5,827	3.2	38.64	5,093	3.1	38.44
$44.78-$51.25	2,828	5.8	48.60	419	5.3	45.54

	14,100	3.7	$38.59	10,933	3.2	$36.18

The Company received proceeds of $264.9 million, $78.6 million, and $259.8 million from the exercise of stock options during the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007, respectively. The tax benefit recognized as a result of stock option exercises was $14.3 million, $4.4 million and $15.2 million for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s unvested stock options is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in thousands, except per share data)

Unvested options at April 30, 2008	2,885	$7.07
Options granted	1,551	5.75
Options vested	(1,269)	7.27

Unvested options at April 29, 2009	3,167	$6.10

Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $7.6 million and $8.5 million as of April 29, 2009 and April 30, 2008, respectively. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

Total compensation expense relating to RSUs and restricted stock was $26.6 million, $21.1 million and $18.7 million for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $31.8 million, $35.7 million and $28.4 million at April 29, 2009, April 30, 2008 and May 2, 2007, respectively. The cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the Company’s RSU and restricted stock awards at April 29, 2009 is as follows:

2003 Plan
(Amounts in thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(4,649)
Number of shares forfeited and returned to the plan	894

Shares available for grant	5,685

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of Units	(Per Share)
	(Amounts in thousands,
	except per share data)

Unvested units and stock at May 3, 2006	1,813	$35.48
Units and stock granted	364	41.88
Units and stock vested	(131)	36.12
Units and stock cancelled/forfeited and returned to the plan	(21)	37.13

Unvested units and stock at May 2, 2007	2,025	36.57
Units and stock granted	715	46.00
Units and stock vested	(579)	35.94
Units and stock cancelled/forfeited and returned to the plan	(74)	38.92

Unvested units and stock at April 30, 2008	2,087	39.88
Units and stock granted	577	49.69
Units and stock vested	(910)	37.91
Units and stock cancelled/forfeited and returned to the plan	(32)	46.52

Unvested units and stock at April 29, 2009	1,722	$44.08

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company repurchased approximately 3.7 million shares during Fiscal 2009.

Global Stock Purchase Plan:

The Company has a shareholder-approved employee global stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. Commencing with the February 2006 offering period, the purchase price of the option is equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of five million shares. During the two offering periods from February 16, 2008 to February 15, 2009, employees purchased 315,597 shares under the plan. During the two offering periods from February 16, 2007 to February 15, 2008, employees purchased 302,284 shares under the plan.

Annual Incentive Bonus:

The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $38 million, $45 million and $41 million in fiscal years 2009, 2008 and 2007, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-Term Performance Program:

In Fiscal 2009, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including May 1, 2008. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2010 year end, plus dividends paid over the 2 year performance period. The Fiscal 2009-2010 LTPP will be fully funded if 2-year cumulative EPS equals or exceeds the predetermined level as may be adjusted by the Management, Development and Compensation Committee of the Board of Directors for unusual, extraordinary and other special items and accounting changes. The Company also granted performance awards in Fiscal 2008 under the 2008-2009 LTPP and in Fiscal 2007 under the 2007-2008 LTPP. The compensation cost related to LTPP awards recognized in general and administrative expenses (“G&A”) was $17.4 million, and the related tax benefit was $5.9 million for the fiscal year ended April 29, 2009. The compensation cost related to these plans, recognized in G&A was $23.8 million, and the related tax benefit was $8.1 million for the fiscal year ended April 30, 2008. The compensation cost related to these plans, recognized in G&A was $14.2 million, and the related tax benefit was $5.5 million for the fiscal year ended May 2, 2007.

10.	Retirement Plans

The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees as well as certain employees in foreign locations. Effective May 2, 2007, the Company adopted the provisions of SFAS No. 158, which requires the Company to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in the consolidated balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive loss. On May 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158 which requires plan assets and obligations to be measured as of the date of the year-end financial statements. Prior to adoption, the Company used an April 30 measurement date for its domestic plans, and a March 31 measurement date for its foreign plans. The Company now uses an April 30 measurement date for all of its defined benefit plans.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the funded status of the Company’s principal defined benefit plans at April 29, 2009 and April 30, 2008.

	2009	2008
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,843,175	$2,794,722
Service cost	33,321	39,832
Interest cost	143,601	152,073
Participants’ contributions	7,961	13,090
Amendments	376	14,907
Actuarial gain	(133,203)	(89,838)
Divestitures	(19,248)	—
Settlement	(8,710)	—
Benefits paid	(149,063)	(149,048)
Effect of eliminating early measurement date	14,145	—
Exchange/other	(502,253)	67,437

Benefit obligation at the end of the year	$2,230,102	$2,843,175

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$2,793,123	$2,888,780
Actual loss on plan assets	(411,560)	(79,759)
Divestitures	(19,248)	—
Settlement	(8,710)	—
Employer contribution	136,032	59,799
Participants’ contributions	7,961	13,090
Effect of eliminating early measurement date	15,856	—
Benefits paid	(149,063)	(149,048)
Exchange	(489,689)	60,261

Fair value of plan assets at the end of the year	1,874,702	2,793,123

Funded status	$(355,400)	$(50,052)

Amount recognized in the consolidated balance sheet consists of:
Noncurrent assets	$37,324	$191,079
Current liabilities	(22,521)	(19,826)
Noncurrent liabilities	(370,203)	(221,305)

Net amount recognized	$(355,400)	$(50,052)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,079,453	$802,738
Prior service cost	15,673	25,572

Net amount recognized	$1,095,126	$828,310

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in the following fiscal year are as follows:
Net actuarial loss	$51,183	$36,512
Prior service cost	2,013	3,567

Net amount recognized	$53,196	$40,079

The accumulated benefit obligation for all defined benefit pension plans was $2,092.1 million at April 29, 2009 and $2,600.2 million at April 30, 2008. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $1,080.8 million, $1,034.8 million and $768.1 million respectively, as of April 29, 2009 and $656.7 million, $173.0 million and $430.5 million respectively, as of April 30, 2008. The increase in these amounts compared to prior year is due to poor returns across global equity and

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

bond markets. The change in other comprehensive loss related to pension benefit losses arising during the period was $484.4 million and $236.0 million at April 29, 2009 and April 30, 2008, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $37.0 million and $42.1 million at April 29, 2009 and April 30, 2008, respectively.

The weighted-average rates used for the years ended April 29, 2009 and April 30, 2008 in determining the projected benefit obligations for defined benefit plans were as follows:

	2009	2008

Discount rate	6.5%	6.1%
Compensation increase rate	4.3%	5.2%

Total pension cost of the Company’s principal pension plans consisted of the following:

	2009	2008	2007
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$33,261	$39,832	$42,886
Interest cost	143,552	152,073	135,984
Expected return on assets	(207,727)	(227,373)	(198,470)
Amortization of:
Prior service cost	3,184	(1,403)	(3,465)
Net actuarial loss	33,264	44,121	52,302
Loss due to curtailment, settlement and special termination benefits	695	—	2,335

Net periodic benefit cost	6,229	7,250	31,572
Defined contribution plans	36,404	34,027	34,940

Total pension cost	42,633	41,277	66,512

The weighted-average rates used for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007 in determining the defined benefit plans’ net pension costs were as follows:

	2009	2008	2007

Expected rate of return	8.2%	8.2%	8.2%
Discount rate	6.1%	5.5%	5.3%
Compensation increase rate	4.5%	5.0%	4.0%

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets:

The Company’s defined benefit pension plans’ weighted average asset allocation at April 29, 2009 and April 30, 2008 and weighted average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2009	2008	Allocation

Equity securities	58%	65%	63%
Debt securities	37%	32%	35%
Real estate	1%	1%	1%
Other	4%	2%	1%

	100%	100%	100%

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: prudently investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 29, 2009 and April 30, 2008.

Cash Flows:

The Company contributed approximately $134 million to the defined benefit plans in Fiscal 2009 of which $65 million was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $250 million, however actual contributions may be affected by pension asset and liability valuations during the year.

Benefit payments expected in future years are as follows (dollars in thousands):

2010	$165,784
2011	$156,215
2012	$152,971
2013	$152,197
2014	$152,066
Years 2015-2019	$785,469

11.	Postretirement Benefits Other Than Pensions and Other Post Employment Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company’s U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements until claims occur and may modify plan provisions or terminate plans at its discretion. In Fiscal 2009, the Company used an April 30 measurement date for all of its plans. In Fiscal 2008,

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Company used an April 30 measurement date for its domestic plans and a March 31 measurement date for the Canadian plan.

The following table sets forth the combined status of the Company’s postretirement benefit plans at April 29, 2009 and April 30, 2008.

	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at the beginning of the year	$276,598	$273,161
Service cost	6,501	6,451
Interest cost	15,357	15,626
Participants’ contributions	833	973
Amendments	—	1,001
Actuarial gain	(37,836)	(5,523)
Benefits paid	(18,596)	(20,386)
Effect of eliminating early measurement date	455	—
Exchange/other	(9,137)	5,295

Benefit obligation at the end of the year	234,175	276,598

Funded status	$(234,175)	$(276,598)

Amount recognized in the consolidated balance sheet consists of:
Current liabilities	$(19,389)	$(19,547)
Noncurrent liabilities	(214,786)	(257,051)

Net amount recognized	$(234,175)	$(276,598)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$8,592	$50,329
Prior service cost	(4,598)	(8,242)

Net amount recognized	$3,994	$42,087

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension costs in the following fiscal year are as follows:
Net actuarial loss	$540	$3,693
Negative prior service cost	(3,822)	(3,783)

Net amount recognized	$(3,282)	$(90)

The change in other comprehensive loss related to postretirement benefit gains arising during the period is $37.9 million and $4.6 million at April 29, 2009 and at April 30, 2008, respectively. The change in other comprehensive loss related to the reclassification of post-retirement benefit gains to net income is $0.1 million and $0.2 million at April 29, 2009 and at April 30, 2008, respectively.

The weighted-average discount rate used in the calculation of the accumulated post-retirement benefit obligation at April 29, 2009 and April 30, 2008 was 6.4% and 5.9%, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net postretirement costs consisted of the following:

	2009	2008	2007
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$6,502	$6,451	$6,253
Interest cost	15,357	15,626	15,893
Amortization of:
Prior service credit	(3,812)	(4,770)	(6,098)
Net actuarial loss	3,681	4,579	5,465

Net periodic benefit cost	$21,728	$21,886	$21,513

The weighted-average discount rate used in the calculation of the net postretirement benefit cost was 5.9% in 2009, 5.9% in 2008 and 6.1% in 2007.

The domestic weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 9.0% for 2010, gradually decreases to 5.0% by 2015 and remains at that level thereafter. The foreign weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 6.7% for 2010, gradually decreases to 4.3% by 2017 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total service and interest cost components	$1,874	$1,674
Effect on postretirement benefit obligation	$16,318	$14,772

Cash Flows:

The Company paid $18.6 million for benefits in the postretirement medical plans in Fiscal 2009. The Company funds its postretirement medical plans in order to make payment on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $19.4 million.

Benefit payments expected in future years are as follows (dollars in thousands):

2010	$19,389
2011	$20,137
2012	$20,971
2013	$21,302
2014	$21,796
Years 2015-2019	$113,262

Estimated future medical subsidy receipts are approximately $1.0 million annually from 2010 through 2014 and $5.7 million for the period from 2015 through 2019.

12.	Fair Value Measurements

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

Level 2: Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of April 29, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)

Assets:
Derivatives(a)	$—	$219,845	$—	$219,845

Total assets at fair value	$—	$219,845	$—	$219,845

Liabilities:
Derivatives(a)	$—	$12,847	$—	$12,847

Total liabilities at fair value	$—	$12,847	$—	$12,847

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap is valued based on observable market swap rates and the Company’s credit spread, and is classified within Level 2 of the fair value hierarchy.

Refer to Note 13-Derivative Financial Instruments and Hedging Activities for additional information regarding the balance sheet location and the risk classification of the Company’s derivatives.

13.	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures.

At April 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.25 billion, $1.52 billion and $175 million, respectively. At April 30, 2008, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $1.71 billion and $1.82 billion, respectively. The fair value of derivative financial instruments was a net asset of $207.0 million and $126.0 million at April 29, 2009 and April 30, 2008, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of April 29, 2009:

	April 29, 2009
	Foreign Exchange	Interest Rate
	Contracts	Contracts
	(Dollars in thousands)

Assets:
Derivatives designated as hedging instruments:
Receivables	$28,406	$64,502
Other non-current assets	8,659	86,434

	37,065	150,936

Derivatives not designated as hedging instruments:
Receivables	11,644	—
Other non-current assets	—	20,200

	11,644	20,200

Total assets	$48,709	$171,136

Liabilities:
Derivatives designated as hedging instruments:
Accounts payable	$12,198	$—
Other liabilities	598	—

	12,796	—

Derivatives not designated as hedging instruments:
Accounts payable	51	—
Other liabilities	—	—

	51	—

Total liabilities	$12,847	$—

Refer to Note 12—Fair Value Measurements for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the effect of derivative instruments on the statement of income for the fiscal year ended April 29, 2009:

	Fiscal Year Ended
	April 29, 2009
	Foreign Exchange	Interest Rate
	Contracts	Contracts
	(Dollars in thousands)

Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$42,617	$—

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(6,809)	$—
Cost of products sold	45,836	—
Selling, general and administrative expenses	1,896	—
Other income/(expense), net	(15,777)	—
Interest expense	1,112	—

	26,258	—

Fair value hedges:
Net gains recognized in other income/(expense), net	—	57,976
Derivatives not designated as hedging instruments:
Net gains/(losses) recognized in other income/(expense), net	65,135	(110)
Net gains recognized in interest income	—	20,200

	65,135	20,090

Total amount recognized in statement of income	$91,393	$78,066

Foreign Currency Hedging:

The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures include the Australian dollar, British pound sterling, Canadian dollar, euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During Fiscal 2009, losses of $6.9 million, net of income taxes of $4.4 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

The Company had outstanding cross currency swaps with a total notional amount of $1.96 billion as of May 2, 2007, which were designated as net investment hedges of foreign operations. During

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Fiscal 2008, the Company made cash payments to the counterparties totaling $74.5 million as a result of contract maturities and $93.2 million as a result of early termination of contracts. As of April 29, 2009 and April 30, 2008 there were no outstanding cross currency swaps. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. Net losses of $95.8 million ($72.0 million after-tax) and $72.9 million ($43.9 million after-tax) which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for Fiscal 2008 and Fiscal 2007, respectively. Gains of $3.6 million and $15.9 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, were included in current period earnings as a component of interest expense for Fiscal 2008 and Fiscal 2007, respectively.

The early termination of the net investment hedges described above and the interest rate swaps described below were completed in conjunction with the reorganizations of the Company’s foreign operations and interest rate swap portfolio.

Hedge Ineffectiveness:

Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net was not significant for the years ended April 29, 2009, April 30, 2008 and May 2, 2007. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness, which was not significant for the years ended April 29, 2009, April 30, 2008 and May 2, 2007.

Deferred Hedging Gains and Losses:

As of April 29, 2009, the Company is hedging forecasted transactions for periods not exceeding 5 years. During the next 12 months, the Company expects $14.7 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Amounts reclassified to earnings because the hedge transaction was no longer expected to occur were not significant for the years ended April 29, 2009, April 30, 2008 and May 2, 2007.

Interest Rate Hedging:

The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates in the United States. Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. During Fiscal 2008, the Company terminated certain interest rate swaps that were previously designated as fair value hedges of fixed rate debt obligations. The notional amount of these interest rate contracts totaled $612.0 million and the Company received a total of $103.5 million of cash from the termination of these contracts. The $103.5 million gain is being amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average of 21 years remaining). SFAS No. 133 hedge accounting adjustments related to hedged debt obligations totaled $251.5 million and $198.5 million as of April 29, 2009 and April 30, 2008, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $349.1 million and $377.6 million that did not meet the criteria for hedge accounting as of April 29, 2009 and April 30, 2008, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains related to outstanding contracts totaled $11.6 million and $2.0 million as of April 29, 2009 and April 30, 2008, respectively. These contracts are scheduled to mature within the next 6 months.

The forward contracts that were put in place during Fiscal 2009 to help mitigate the unfavorable translation impact on profit associated with movements in key foreign currencies resulted in gains of $107.3 million for the year ended April 29, 2009. During Fiscal 2009, the Company also received $106.3 million of cash related to these forward contracts.

The Company entered into a total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2009 with a notional amount of $175 million. This instrument is being used as an economic hedge to reduce a portion of the interest cost related to the Company’s $800 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During Fiscal 2009, the Company recorded a $28.1 million benefit in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $20.2 million as of April 29, 2009. This swap is scheduled to mature in three years, corresponding with the next scheduled remarketing of the Company’s $800 million remarketable securities. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $192.7 million with the counterparty for the term of the swap. Pursuant to the terms of the swap, the counterparty has the option for early termination of the agreement upon the occurrence of specified events as defined in the agreement. In the event of early termination there would be a net settlement between the Company and the counterparty primarily based on the change in fair value of the remarketable securities subsequent to the most recent remarketing date which coincides with the date of the swap.

Concentration of Credit Risk:

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2009, one customer represented 10.8% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS.

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands)

Income from continuing operations	$923,072	$844,925	$791,602
Preferred dividends	12	12	13

Income from continuing operations applicable to common stock	$923,060	$844,913	$791,589

Average common shares outstanding—basic	313,747	317,019	328,625
Effect of dilutive securities:
Convertible preferred stock	106	109	123
Stock options, restricted stock and the global stock purchase plan	4,210	4,589	3,720

Average common shares outstanding—diluted	318,063	321,717	332,468

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 3.7 million, 6.1 million and 9.1 million shares of common stock as of April 29, 2009, April 30, 2008 and May 2, 2007, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2016.

15.	Segment Information

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.

Descriptions of the Company’s reportable and operating segments are as follows:

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

The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 29,	April 30,	May 2,	April 29,	April 30,	May 2,
	2009	2008	2007	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
	Net External Sales			Operating Income (Loss)

North American Consumer Products	$3,135,994	$3,011,513	$2,739,527	$724,763	$678,388	$625,675
Europe	3,410,735	3,532,326	3,076,770	561,260	636,866	566,362
Asia/Pacific	1,627,443	1,599,860	1,319,231	182,472	194,900	150,177
U.S. Foodservice	1,505,953	1,559,370	1,556,339	129,209	169,581	216,115
Rest of World	467,957	367,709	309,763	52,348	45,437	39,484
Non-Operating(a)	—	—	—	(156,400)	(156,205)	(151,098)

Consolidated Totals	$10,148,082	$10,070,778	$9,001,630	$1,493,652	$1,568,967	$1,446,715

	Depreciation and Amortization Expenses			Capital Expenditures(b)

Total North America	$125,562	$122,200	$112,031	$87,912	$121,937	$97,954
Europe	105,846	115,578	108,479	91,898	119,425	99,939
Asia/Pacific	35,969	35,410	29,390	39,263	36,404	36,903
Rest of World	5,728	5,690	5,010	15,574	10,064	7,586
Non-Operating(a)	8,270	10,019	11,287	57,474	13,758	2,180

Consolidated Totals	$281,375	$288,897	$266,197	$292,121	$301,588	$244,562

	Identifiable Assets

Total North America	$3,691,868	$3,795,272	$3,752,033
Europe	3,602,753	4,731,760	4,166,174
Asia/Pacific	1,505,895	1,433,467	1,213,867
Rest of World	292,266	235,625	189,543
Non-Operating(c)	571,402	368,919	711,409

Consolidated Totals	$9,664,184	$10,565,043	$10,033,026

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Excludes property, plant and equipment obtained through acquisitions.

(c)	Includes identifiable assets not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 29,	April 30,	May 2,
	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,251,583	$4,081,864	$3,682,102
Meals and snacks	4,361,878	4,521,697	4,026,168
Infant/Nutrition	1,105,313	1,089,544	929,075
Other	429,308	377,673	364,285

Total	$10,148,082	$10,070,778	$9,001,630

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 29,	April 30,	May 2,
	2009	2008	2007	April 29,	April 30,	May 2,
	(52 Weeks)	(52 Weeks)	(52 Weeks)	2009	2008	2007
	(Dollars in thousands)

United States	$4,074,032	$3,971,296	$3,809,786	$2,040,904	$2,393,732	$2,377,900
United Kingdom	1,616,084	1,844,014	1,643,268	1,166,085	1,582,088	1,588,218
Other	4,457,966	4,255,468	3,548,576	2,754,267	2,540,414	2,171,907

Total	$10,148,082	$10,070,778	$9,001,630	$5,961,256	$6,516,234	$6,138,025

16.	Quarterly Results

	2009
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,583,208	$2,612,541	$2,414,576	$2,537,757	$10,148,082
Gross profit	934,136	920,715	854,472	874,312	3,583,635
Net income	228,964	276,710	242,263	175,135	923,072
Per Share Amounts:
Net income—diluted	$0.72	$0.87	$0.76	$0.55	$2.90
Net income—basic	0.73	0.88	0.77	0.56	2.94
Cash dividends	0.415	0.415	0.415	0.415	1.66

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2008
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,248,285	$2,523,379	$2,610,863	$2,688,251	$10,070,778
Gross profit	838,400	931,802	935,416	975,074	3,680,692
Net income	205,294	227,037	218,532	194,062	844,925
Per Share Amounts:
Net income—diluted	$0.63	$0.71	$0.68	$0.61	$2.63
Net income—basic	0.64	0.72	0.69	0.62	2.67
Cash dividends	0.38	0.38	0.38	0.38	1.52

17.	Commitments and Contingencies

Legal Matters:

Certain suits and claims have been filed against the Company and have not been finally adjudicated. In the opinion of management, based upon the information that it presently possesses, the final conclusion and determination of these suits and claims would not be expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Lease Commitments:

Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $114.4 million in 2009, $107.2 million in 2008 and $104.3 million in 2007. Future lease payments for non-cancellable operating leases as of April 29, 2009 totaled $392.0 million (2010-$63.5 million, 2011-$53.2 million, 2012-$47.6 million, 2013-$38.2 million, 2014-$39.8 million and thereafter-$149.7 million).

As of April 29, 2009, the Company was party to an operating lease for buildings and equipment in which the Company has guaranteed a supplemental payment obligation of approximately $52 million at the termination of the lease. The Company believes, based on current facts and circumstances, that any payment pursuant to this guarantee is remote. No significant credit guarantees existed between the Company and third parties as of April 29, 2009.

In May 2008, the construction of a new frozen food factory in South Carolina commenced. It is expected that this project will be completed in approximately 3 to 6 months at which time the Company plans to enter into an operating lease.

18.	Advertising Costs

Advertising expenses (including production and communication costs) for fiscal years 2009, 2008 and 2007 were $316.0 million, $339.3 million and $315.2 million, respectively. For fiscal years 2009, 2008 and 2007, $115.9 million, $118.9 million and $123.6 million, respectively, were recorded as a reduction of revenue and $200.1 million, $220.4 million and $191.5 million, respectively, were recorded as a component of selling, general and administrative expenses.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 29, 2009, as stated in their report as set forth in Item 8.

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

Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 12, 2009. Information regarding the audit committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 12, 2009. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, and such information is incorporated herein by reference. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such specified information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to executive compensation is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 12, 2009. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 12, 2009. Such information is incorporated herein by reference.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at April 29, 2009 were as follows:

Equity Compensation Plan Information

	(a)	(b)		(c)
				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity Compensation plans approved by stockholders	16,357,017	$38.98		10,434,471
Equity Compensation plans not approved by stockholders(1)(2)	24,642	N/A	(3)	N/A	(1)(4)

Total	16,381,659	$38.98		10,434,471

(1)	The H. J. Heinz Company Restricted Stock Recognition Plan for Salaried Employees (the “Restricted Stock Plan”) was designed to provide recognition and reward in the form of awards of restricted stock to employees who have a history of outstanding accomplishment and who, because of their experience and skills, are expected to continue to contribute significantly to the success of the Company. Eligible employees were those full-time salaried employees not participating in the shareholder-approved H. J. Heinz Company Incentive Compensation Plan in effect as of May 1, 2002, and who have not been awarded an option to purchase Company Common Stock. The Company has ceased issuing shares from this Restricted Stock Plan, and all restrictions on previously issued shares have been lifted. All awards of this type are now made under the Fiscal Year 2003 Stock Incentive Plan.

(2)	The Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated effective January 1, 2005, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(3)	The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

(4)	The maximum number of shares of Common Stock that the Chief Executive Officer was authorized to grant under the Restricted Stock Plan was established annually by the Executive Committee of the Board of Directors; provided, however, that such number of shares did not exceed in any plan year 1% of all then outstanding shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transactions” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 12, 2009. Such information is incorporated herein by reference.

Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 12, 2009. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 12, 2009. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 29, 2009 and April 30, 2008
Consolidated Statements of Income for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007
Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 17, 2009, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007
(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 29, 2009, April 30, 2008 and May 2, 2007
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
	3(i)	Third Amended and Restated Articles of Incorporation of H. J. Heinz Company dated August 21, 2008, are incorporated herein by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	3(ii)	The Company’s By-Laws, as amended effective January 21, 2009, are incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 21, 2009.
	4.	Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
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
(b) Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.

	(c)	364-Day Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 29, 2009.
	(d)	Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xi) to the Company’s Annual Report on Form 10-Q for the period ended July 30, 2008.
		(ii)	H. J. Heinz Company 1990 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(v) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(iii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
		(v)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(vi)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(vii)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(viii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(ix)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(x)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(xi)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the period ending July 30, 2008.

(xii)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xiii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiv)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xv)	Named Executive Officer Compensation
(xvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvii)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xviii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
(xix)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xx)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxi)	Form of Stock Option Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxii)	Form of Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiii)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiv)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxv)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is hereby incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(xxvi)	Third Amended and Restated Global Stock Purchase Plan is hereby incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxvii)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
	(xxviii)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is hereby incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxix)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxx)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention).
	(xxxi)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxiii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxiv)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees)
	(xxxv)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees)
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2009.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 17, 2009.

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

Schedule II

H. J. Heinz Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 29, 2009, April 30, 2008 and May 2, 2007
(Thousands of Dollars)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions	Exchange	period

Fiscal year ended April 29, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$15,687	$3,967	$6,585	$(1,674)	$11,395

Fiscal year ended April 30, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$14,706	$2,918	$3,684	$1,747	$15,687

Fiscal year ended May 2, 2007:
Reserves deducted in the balance sheet from the assets to which they apply:
Receivables	$16,988	$4,041	$7,387	$1,064	$14,706

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	Third Amended and Restated Articles of Incorporation of H.J. Heinz Company dated August 21, 2008, are incorporated herein by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
3(ii)	The Company’s By-Laws, as amended effective January 21, 2009, are incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 21, 2009.
4.	Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due 2032 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.
	(c)	364-Day Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 29, 2009.
	(d)	Indenture among H.J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xi) to the Company’s Annual Report on Form 10-Q for the period ended July 30, 2008.
	(ii)	H. J. Heinz Company 1990 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(v) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
	(iii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
	(iv)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.

Description of Exhibit

(v)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
(vi)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(vii)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
(viii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(ix)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
(x)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(xi)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the period ending July 30, 2008.
(xii)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xiii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiv)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xv)	Named Executive Officer Compensation.
(xvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvii)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xviii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
(xix)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xx)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

Description of Exhibit

(xxi)	Form of Stock Option Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxii)	Form of Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiii)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiv)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is hereby incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxv)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is hereby incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxvi)	Third Amended and Restated Global Stock Purchase Plan is hereby incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxvii)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
(xxviii)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is hereby incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxix)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxx)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention).
(xxxi)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxiii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxiv)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees)

Description of Exhibit

	(xxxv)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees)
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.