Form 10-Q
period 2009-07-29
HEINZ H J CO
filed 2009-08-20
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2009
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 29, 2009 was 315,188,053 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,467,923	$2,583,208
Cost of products sold	1,593,776	1,649,072

Gross profit	874,147	934,136
Selling, general and administrative expenses	508,178	541,872

Operating income	365,969	392,264
Interest income	28,659	11,428
Interest expense	82,989	74,605
Other expense, net	5,415	2,704

Income before income taxes	306,224	326,383
Provision for income taxes	87,132	92,099

Net income	219,092	234,284
Less: Net income attributable to the noncontrolling interest	6,528	5,320

Net income attributable to H. J. Heinz Company	$212,564	$228,964

Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$0.67	$0.72

Average common shares outstanding—diluted	317,229	316,801

Net income per share attributable to H. J. Heinz Company common shareholders—basic	$0.67	$0.73

Average common shares outstanding—basic	315,074	312,022

Cash dividends per share	$0.42	$0.415

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2009	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$550,700	$373,145
Trade receivables, net	756,452	881,164
Other receivables, net	295,985	290,633
Inventories:
Finished goods and work-in-process	1,073,351	973,983
Packaging material and ingredients	260,157	263,630

Total inventories	1,333,508	1,237,613

Prepaid expenses	172,925	125,765
Short-term restricted cash	192,736	—
Other current assets	45,174	36,701

Total current assets	3,347,480	2,945,021

Property, plant and equipment	4,364,604	4,109,562
Less accumulated depreciation	2,295,957	2,131,260

Total property, plant and equipment, net	2,068,647	1,978,302

Goodwill	2,817,273	2,687,788
Trademarks, net	934,478	889,815
Other intangibles, net	424,754	405,351
Long-term restricted cash	—	192,736
Other non-current assets	556,409	565,171

Total other non-current assets	4,732,914	4,740,861

Total assets	$10,149,041	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Noncontrolling (minority) interest has been reclassified and presented as a component of equity as a result of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2009	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$90,904	$61,297
Portion of long-term debt due within one year	4,599	4,341
Trade payables	947,899	955,430
Other payables	136,513	157,877
Salaries and wages	88,073	91,283
Accrued marketing	247,802	233,316
Other accrued liabilities	394,440	485,406
Income taxes	124,448	73,896

Total current liabilities	2,034,678	2,062,846

Long-term debt	5,234,468	5,076,186
Deferred income taxes	350,483	345,749
Non-pension post-retirement benefits	219,399	214,786
Other liabilities	608,405	685,512

Total long-term liabilities	6,412,755	6,322,233

Equity:
Capital stock	107,844	107,844
Additional capital	725,183	737,917
Retained earnings	6,605,224	6,525,719

	7,438,251	7,371,480
Less:
Treasury stock at cost (115,908 shares at July 29, 2009 and 116,237 shares at April 29, 2009)	4,866,570	4,881,842
Accumulated other comprehensive loss	938,772	1,269,700

Total H. J. Heinz Company shareholders’ equity	1,632,909	1,219,938
Noncontrolling interest	68,699	59,167

Total equity	1,701,608	1,279,105

Total liabilities and equity	$10,149,041	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Noncontrolling (minority) interest has been reclassified and presented as a component of equity as a result of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.”

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$219,092	$234,284
Adjustments to reconcile net income to cash provided by/(used for) operating activities:
Depreciation	61,282	65,715
Amortization	11,619	10,018
Deferred tax provision	36,294	14,847
Pension contributions	(143,989)	(27,840)
Other items, net	(11,872)	(5,469)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables securitization facility	131,800	—
Receivables	57,303	(53,218)
Inventories	(29,736)	(114,121)
Prepaid expenses and other current assets	(28,191)	(26,574)
Accounts payable	(73,738)	(29,041)
Accrued liabilities	(102,662)	(123,860)
Income taxes	41,666	41,324

Cash provided by/(used for) operating activities	168,868	(13,935)

Cash Flows from Investing Activities:
Capital expenditures	(48,708)	(41,634)
Proceeds from disposals of property, plant and equipment	645	689
Proceeds from divestitures	1,736	5,465
Other items, net	(174)	43

Cash used for investing activities	(46,501)	(35,437)

Cash Flows from Financing Activities:
Payments on long-term debt	(27,367)	(336,902)
Proceeds from long-term debt	249,559	849,827
Net payments on commercial paper and short-term debt	(67,217)	(398,159)
Dividends	(132,956)	(131,333)
Purchases of treasury stock	—	(181,431)
Exercise of stock options	2,021	182,641
Other items, net	8,872	2,000

Cash provided by/(used for) financing activities	32,912	(13,357)

Effect of exchange rate changes on cash and cash equivalents	22,276	(610)

Net increase/(decrease) in cash and cash equivalents	177,555	(63,339)
Cash and cash equivalents at beginning of year	373,145	617,687

Cash and cash equivalents at end of period	$550,700	$554,348

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Certain prior year amounts have been reclassified to conform with the Fiscal 2010 presentation. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 29, 2009. Subsequent events occurring after July 29, 2009 were evaluated through August 20, 2009, the date these financial statements were issued.

(2)	Recently Issued Accounting Standards

On April 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets, exit liabilities and purchase price allocations. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this standard did not have a material impact on the Company’s financial statements. See Note No. 12 for additional information.

On April 30, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 141(R) and its related standards impact the accounting for any business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with SFAS No. 160. All other requirements of SFAS No. 160 will be applied prospectively. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

On April 30, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting FSP EITF 03-6-1, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of FSP EITF 03-6-1 had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share for the first quarters of Fiscal 2010 and 2009. See Note No. 8 for additional information.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 in the fourth quarter of Fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 describes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and provides guidance on the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the first quarter of Fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 removes the concept of a qualifying special-purpose entity and the exception from applying FASB Intrepretation No. (“FIN”) 46(R) to variable interest entities that are qualifying special-purpose entities. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 166 on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. SFAS No. 167 also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 167 on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative generally accepted accounting principles in the United States of America. The Codification changes the referencing of financial standards but is not intended to change or alter existing U.S. GAAP. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and will be effective for the Company in the second quarter of Fiscal 2010.

(3)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended July 29, 2009, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Purchase accounting adjustments	—	—	652	—	—	652
Translation adjustments	11,624	91,100	25,380	—	729	128,833

Balance at July 29, 2009	$1,086,465	$1,182,098	$274,254	$260,523	$13,933	$2,817,273

Trademarks and other intangible assets at July 29, 2009 and April 29, 2009, subject to amortization expense, are as follows:

	July 29, 2009			April 29, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$283,040	$(74,624)	$208,416	$272,710	$(71,138)	$201,572
Licenses	208,186	(148,219)	59,967	208,186	(146,789)	61,397
Recipes/processes	75,975	(23,562)	52,413	72,988	(22,231)	50,757
Customer related assets	191,386	(43,364)	148,022	179,657	(38,702)	140,955
Other	68,803	(55,894)	12,909	68,128	(55,091)	13,037

	$827,390	$(345,663)	$481,727	$801,669	$(333,951)	$467,718

Amortization expense for trademarks and other intangible assets was $7.2 million and $8.0 million for the quarters ended July 29, 2009 and July 30, 2008, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of July 29, 2009, annual amortization expense for each of the next five fiscal years is estimated to be approximately $29 million.

Intangible assets not subject to amortization at July 29, 2009 totaled $877.5 million and consisted of $726.1 million of trademarks, $120.6 million of recipes/processes, and $30.9 million of licenses. Intangible assets not subject to amortization at April 29, 2009, totaled $827.4 million and consisted of $688.2 million of trademarks, $111.6 million of recipes/processes, and $27.6 million of licenses.

(4)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $83.5 million and $86.6 million, on July 29, 2009 and April 29, 2009, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $53.0 million and $51.9 million, on July 29, 2009 and April 29, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $31.1 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of July 29, 2009 was $21.8 million and $1.9 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2009 were $22.5 million and $2.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all income tax matters in the United Kingdom for years through Fiscal 2006, all Italian and U.S. federal income tax matters for years through Fiscal 2005, and all Australian and Canadian income tax matters for years through Fiscal 2004.

The effective tax rate for the current quarter was 28.5% compared to 28.2% last year. The current quarter effective tax rate benefits from tax planning implemented during the third quarter of Fiscal 2009. The prior year first quarter effective tax rate reflected a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $11 million.

(5)	Employees’ Stock Incentive Plans and Management Incentive Plans

As of July 29, 2009, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 55 to 60 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $6.3 million and $1.9 million for the first quarter ended July 29, 2009, and $6.8 million and $2.4 million for the first quarter ended July 30, 2008, respectively.

In Fiscal 2010, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 30, 2009. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2011 year end, plus dividends paid over the 2 year performance period. The compensation cost related to current and prior period LTPP awards recognized in G&A was $2.6 million, and the related tax benefit was $0.8 million for the first quarter ended July 29, 2009. The compensation cost related to LTPP awards recognized in G&A was $6.1 million, and the related tax benefit was $2.0 million for the first quarter ended July 30, 2008.

(6)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	July 29, 2009	July 30, 2008	July 29, 2009	July 30, 2008
	Pension Benefits		Post Retirement Benefits
	(Thousands of Dollars)

Service cost	$7,789	$9,900	$1,471	$1,694
Interest cost	37,078	41,183	3,727	3,928
Expected return on plan assets	(52,320)	(59,458)	—	—
Amortization of prior service cost	538	887	(952)	(946)
Amortization of unrecognized loss	13,320	9,051	135	923

Net periodic benefit cost	$6,405	$1,563	$4,381	$5,599

During the first quarter of Fiscal 2010, the Company contributed $144 million to these defined benefit plans, of which $132 million was discretionary. The Company expects to make combined cash contributions of approximately $260 million in Fiscal 2010, of which $200 million would be discretionary, however actual contributions may be affected by pension asset and liability valuations during the year.

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

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$727,242	$741,182
Europe	788,840	918,191
Asia/Pacific	469,234	457,813
U.S. Foodservice	346,501	353,413
Rest of World	136,106	112,609

Consolidated Totals	$2,467,923	$2,583,208

Operating income (loss):
North American Consumer Products	$184,205	$168,108
Europe	125,641	156,740
Asia/Pacific	53,264	66,519
U.S. Foodservice	31,170	24,940
Rest of World	18,103	12,650
Other:
Non-Operating(a)	(30,665)	(36,693)
Upfront productivity charges (b)	(15,749)	—

Consolidated Totals	$365,969	$392,264

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure that were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(Thousands of Dollars)

Ketchup and Sauces	$1,068,813	$1,098,585
Meals and Snacks	950,433	1,058,163
Infant/Nutrition	291,954	309,466
Other	156,723	116,994

Total	$2,467,923	$2,583,208

(8)	Net Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(In thousands)

Net income attributable to H. J. Heinz Company	$212,564	$228,964
Allocation to participating securities (See Note No. 2)	522	1,308
Preferred dividends	3	3

Income applicable to common stock	$212,039	$227,653

Average common shares outstanding—basic	315,074	312,022
Effect of dilutive securities:
Convertible preferred stock	105	107
Stock options, restricted stock and the global stock purchase plan	2,050	4,672

Average common shares outstanding—diluted	317,229	316,801

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 8.5 million and 0.9 million shares of common stock for the first quarters ended July 29, 2009 and July 30, 2008, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2016.

(9)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	First Quarter Ended
	July 29, 2009	July 30, 2008
	FY 2010	FY 2009
	(Thousands of Dollars)

Net income	$219,092	$234,284
Other comprehensive income:
Foreign currency translation adjustments	342,525	(7,945)
Reclassification of net pension and post-retirement benefit losses to net income	8,542	8,369
Adoption of measurement date provisions of SFAS No. 158	—	1,506
Net deferred losses on derivatives from periodic revaluations	(11,524)	(9,841)
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,184)	4,319

Total comprehensive income	553,451	230,692

Comprehensive income attributable to the noncontrolling interest	(9,959)	(6,546)

Comprehensive income attributable to H. J. Heinz Company	$543,492	$224,146

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the first quarter ended July 29, 2009:

	H. J. Heinz	Noncontrolling
	Company	Interest	Total
	(Thousands of Dollars)

Net income	$212,564	$6,528	$219,092
Other comprehensive income:
Foreign currency translation adjustments	338,957	3,568	342,525
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	8,582	(40)	8,542
Net deferred losses on derivatives from periodic revaluations	(11,305)	(219)	(11,524)
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,306)	122	(5,184)

Total comprehensive income	$543,492	$9,959	$553,451

(10)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 29, 2009	$1,279,105	$107,844	$737,917	$6,525,719	$(4,881,842)	$(1,269,700)	$59,167
Comprehensive income(1)	553,451	—	—	212,564	—	330,928	9,959
Dividends paid to shareholders of H. J. Heinz Company	(132,956)	—	—	(132,956)	—	—	—
Dividends paid to noncontrolling interest	(427)	—	—	—	—	—	(427)
Stock options exercised, net of shares tendered for payment	2,083	—	(749)	—	2,832	—	—
Stock option expense	909	—	909	—	—	—	—
Restricted stock unit activity	(1,792)	—	(13,302)	—	11,510	—	—
Other	1,235	—	408	(103)	930	—	—

Balance as of July 29, 2009	$1,701,608	$107,844	$725,183	$6,605,224	$(4,866,570)	$(938,772)	$68,699

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 9.

(11)	Debt and Financing Arrangements

On June 12, 2009, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of July 29, 2009 was $131.8 million. The proceeds from this securitization program are recognized on the statements of cash flows as a component of operating activities.

On July 29, 2009, H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, issued $250 million of 7.125% notes due 2039 through a private placement. The notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes.

On August 6, 2009, subsequent to the end of the first quarter, HFC exchanged $681 million of 7.125% notes due 2039 (of the same series as the notes issued in the private placement), and $217.5 million of cash, for $681 million of their outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89.0 million. The exchange transaction will be accounted for as a modification of debt.

The Company was in compliance with all of its debt covenants as of July 29, 2009.

(12)	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:

Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of July 29, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$220,136	$—	$220,136

Total assets at fair value	$—	$220,136	$—	$220,136

Liabilities:
Derivatives(a)	$—	$20,387	$—	$20,387

Total liabilities at fair value	$—	$20,387	$—	$20,387

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap is valued based on observable market swap rates and the Company’s credit spread, and is classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s liabilities measured on a non-recurring basis during the first quarter ended July 29, 2009 are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Liabilities:
Targeted workforce reduction reserves(a)	$—	$—	$8,417	$8,417

Total liabilities at fair value	$—	$—	$8,417	$8,417

(a)	Targeted workforce reduction reserves are recorded based on employees’ date of hire, years of service, position level, and current salary, and are classified within Level 3 of the fair value hierarchy.

The Company also recognized $1.4 million of non-cash asset write-offs during the first quarter of Fiscal 2010 related to a factory closure. The charge reduced the Company’s carrying value in the assets to net realizable value. The fair value of the assets was determined based on unobservable inputs.

As of July 29, 2009 and April 29, 2009, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value.

(13)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At July 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.22 billion, $1.52 billion and $175 million, respectively. At April 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.25 billion, $1.52 billion and $175 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of July 29, 2009 and April 29, 2009:

	July 29, 2009		April 29, 2009
	Foreign	Interest	Foreign	Interest
	Exchange	Rate	Exchange	Rate
	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$8,802	$68,513	$28,406	$64,502
Other non-current assets	12,844	60,432	8,659	86,434

	21,646	128,945	37,065	150,936

Derivatives not designated as hedging instruments:
Other receivables, net	29,291	40,254	11,644	—
Other non-current assets	—	—	—	20,200

	29,291	40,254	11,644	20,200

Total assets	$50,937	$169,199	$48,709	$171,136

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$19,401	$—	$12,198	$—
Other liabilities	261	—	598	—

	19,662	—	12,796	—

Derivatives not designated as hedging instruments:
Other payables	725	—	51	—
Other liabilities	—	—	—	—

	725	—	51	—

Total liabilities	$20,387	$—	$12,847	$—

Refer to Note 12—Fair Value Measurements for further information on how fair value is determined for the Company’s derivatives.

The following table presents the effect of derivative instruments on the statement of income for the first quarter ended July 29, 2009:

	First Quarter Ended
	July 29, 2009
	Foreign Exchange	Interest Rate
	Contracts	Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(16,943)	$—

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,337	$—
Cost of products sold	6,099	—
Selling, general and administrative expenses	(137)	—
Other expense, net	(915)	—
Interest expense	5	—

	6,389	—

Fair value hedges:
Net losses recognized in other expense, net	—	(21,991)
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	9,961	—
Net gains recognized in interest income	—	20,054

	9,961	20,054

Total amount recognized in statement of income	$16,350	$(1,937)

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

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. During the first quarter of Fiscal 2010, losses of $15.6 million, net of income taxes of $9.9 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

Deferred Hedging Gains and Losses:

As of July 29, 2009, the Company is hedging forecasted transactions for periods not exceeding 5 years. During the next 12 months, the Company expects $4.3 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the first quarters ended July 29, 2009 and July 30, 2008. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended July 29, 2009 and July 30, 2008.

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

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $363.6 million and $349.1 million that did not meet the criteria for hedge accounting as of July 29, 2009 and April 29, 2009, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized gains related to outstanding contracts totaled $28.6 million and $11.6 million as of July 29, 2009 and April 29, 2009, respectively. These contracts are scheduled to mature during Fiscal 2010.

The Company had an outstanding total rate of return swap with a notional amount of $175 million as of July 29, 2009. This instrument was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the first quarter ended July 29, 2009, the Company recorded a $24.7 million benefit in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $40.3 million and $20.2 million as of July 29, 2009 and April 29, 2009, respectively. In connection with this swap, the Company was required to maintain a restricted cash collateral balance of $192.7 million with the counterparty for the term of the swap. On August 6, 2009, subsequent to the end of the first quarter, the Company terminated the total rate of return swap and received net cash proceeds of $47.6 million, in addition to the return of the collateral. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of dealer remarketable securities discussed in Note 11.

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

Executive Overview

The global recession has dramatically affected consumer confidence, behavior, spending and ultimately food consumption patterns. The Company has adapted its strategies to address this difficult environment, with a concentration on the following:

•	Investing behind core brands and proven ideas to drive growth;

•	Shifting investments in marketing and research and development toward delivering value to consumers;

•	Continuing its focus on emerging markets where economic growth remains well above the global average;

•	Increasing emphasis on margins through productivity initiatives, reductions in discretionary spending and tight management of fixed costs; and

•	Increasing cash flow with a focus on reducing inventory and tight management of capital spending.

During the first quarter of Fiscal 2010, the Company reported diluted earnings per share of $0.67, compared to $0.72 in the prior year. The decrease in EPS resulted from the precipitous decline in foreign currency translation rates versus the U.S. dollar that occurred during Fiscal 2009. Given that approximately 60% of the Company’s sales and the majority of its net income are generated outside of the U.S., foreign currency movements can have a significant impact on the Company’s financial results. Excluding the impact of foreign currency movements on translation and particular transactions such as inventory sourcing, our key financial performance measures of sales, operating income and EPS all experienced growth versus prior year. While we expect Fiscal 2010 results to be impacted by unfavorable foreign currency rates and commodity input costs, the Company remains confident in its business fundamentals and plans to continue executing its strategy.

THREE MONTHS ENDED JULY 29, 2009 AND JULY 30, 2008

Results of Operations

Sales for the three months ended July 29, 2009 decreased $115 million, or 4.5%, to $2.47 billion. Foreign exchange translation rates reduced sales by 9.0%, reflecting the impact of a stronger U.S. dollar on sales generated in international markets compared to the first quarter of the prior year. Net pricing increased sales by 6.0%, largely due to the carryover impact of price increases taken in Fiscal 2009 across the Company’s portfolio to help offset increased commodity costs. Volume decreased 4.3%, as favorable volume in emerging markets was more than offset by declines in the U.S. and U.K. businesses, which have been impacted by the recessionary economic environment. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 13.6% and 2.2%, respectively. Acquisitions, net of divestitures, increased sales by 2.9%.

Gross profit decreased $60 million, or 6.4%, to $874 million, as higher net pricing and the favorable impact from acquisitions was more than offset by a $79 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs, including transaction currency costs most notably in the U.K., and lower volume. The gross profit margin decreased to 35.4% from 36.2%, as pricing and productivity improvements were more than offset by lower margins on recent acquisitions and increased commodity costs, which includes the impact of cross currency sourcing of inventory, most notably in the U.K. In addition, gross profit was unfavorably impacted by $7 million from targeted workforce reductions and non-cash asset write-offs related to a factory closure.

Selling, general and administrative expenses (“SG&A”) decreased $34 million, or 6.2%, to $508 million, and improved as a percentage of sales to 20.6% from 21.0%. The $34 million decline reflects a $45 million impact from foreign exchange translation rates and the Company’s focus on tight cost control, partially offset by $9 million related to targeted workforce reductions in the current year, increases from acquisitions, inflation in Latin America, and a prior year gain on a small portion control business in the U.S.

Operating income decreased $26 million, or 6.7%, to $366 million, reflecting the items above, particularly a $35 million (8.9%) unfavorable impact from foreign exchange translation rates, higher commodity costs and $16 million of charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

Net interest expense decreased $9 million, to $54 million, reflecting an $8 million increase in interest expense and a $17 million increase in interest income. Interest expense increased largely due to the higher coupon on the dealer remarketable securities which were remarketed on December 1, 2008, partially offset by lower average interest rates on the remaining debt portfolio. The improvement in interest income is due to a $20 million mark-to-market gain in the current period on a total rate of return swap, which was entered into in conjunction with the Company’s remarketable securities on December 1, 2008. This swap contract was terminated in August 2009 subsequent to the end of the first quarter (see Note 13, “Derivative Financial Instruments and Hedging Activities” for additional information). Other expenses, net, increased $3 million primarily due to increased currency losses.

The effective tax rate for the current quarter was 28.5% compared to 28.2% last year. The current quarter effective tax rate benefits from tax planning implemented during the third quarter of Fiscal 2009. The prior year first quarter effective tax rate reflected a discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $11 million.

Net income attributable to H. J. Heinz Company was $213 million compared to $229 million in the prior year, a decrease of 7.2%. The decrease is due to unfavorable foreign exchange rates and $12 million in after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, partially offset by reduced net interest expense. Diluted earnings per share was $0.67 in the current year compared to $0.72 in the prior year, down 6.9%.

The translation impact of fluctuating exchange rates in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory, most notably in the U.K., reduced gross profit and operating income but did not affect sales.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $14 million, or 1.9%, to $727 million. Net prices grew 5.4% reflecting the carryover impact of price increases taken across the majority of the product portfolio in Fiscal 2009 to help offset higher commodity costs. Volume decreased 4.9% as increases from the new TGI Friday’s® Skillet Meals and snacks were more than offset by declines in Heinz® ketchup and Smart Ones® and Boston Market® frozen products. The decline in Heinz® ketchup is a result of reduced promotions and increased competitor promotional activity. The Smart Ones® decrease was due to softness in the category and the timing of price increases, and Boston Market® products were affected by aggressive competitor promotions. Unfavorable Canadian exchange translation rates decreased sales 2.4%.

Gross profit increased $9 million, or 3.1%, to $310 million, and the gross profit margin increased to 42.6% from 40.6%, as increased pricing and productivity improvements more than offset increased commodity costs, the impact from unfavorable volume and unfavorable foreign exchange translation rates. Our disciplined approach to promotional programs on our key brands has underpinned our improved margin and absolute dollar gross profit and operating income growth. Operating income increased $16 million, or 9.6%, to $184 million, reflecting the improvement in gross profit, reduced selling and distribution expenses (“S&D”) and decreased general and administrative expenses (“G&A”), partially offset by increased marketing investment. The improvements in S&D and G&A were a result of tight cost control and reduced fuel costs.

Europe

Heinz Europe sales decreased $129 million, or 14.1%, to $789 million. Unfavorable foreign exchange translation rates decreased sales by 17.1%. Net pricing increased 5.1%, driven by the carryover impact of price increases taken in Fiscal 2009 as well as reduced promotional activity on Heinz® ketchup, beans and soup and frozen products in the U.K. Volume decreased 4.3%, principally due to Heinz® beans, soup and pasta meals as well as frozen products in the U.K., all of which reflect reduced promotions along with increased competitor promotional activity. Volume improvements were posted on Pudliszki® branded products in Poland, soups in Germany, and ketchup and infant feeding products in Russia. Acquisitions increased sales 2.2%, due to the acquisition of the Bénédicta® sauce business in France in the second quarter of Fiscal 2009.

Gross profit decreased $73 million, or 20.4%, to $284 million, and the gross profit margin decreased to 36.0% from 38.8%. The decline in gross profit is largely due to unfavorable foreign exchange translation rates, the cross currency rate movements in the British Pound versus the Euro and U.S. dollar, increased commodity costs, lower volume and decreased capacity utilization to reduce inventory levels in the U.K. and Netherlands. These declines were partially mitigated by higher pricing, productivity improvements and the favorable impact from acquisitions. Operating income decreased $31 million, or 19.8%, to $126 million, reflecting unfavorable foreign currency translation and transaction impacts.

Asia/Pacific

Heinz Asia/Pacific sales increased $11 million, or 2.5%, to $469 million. Unfavorable exchange translation rates decreased sales by 12.0%. Pricing increased 4.1%, reflecting current and prior year increases on ABC® syrup and sardines in Indonesia as well as reduced promotions and the carryover impact of prior year price increases in New Zealand. Volume decreased 2.2%, as significant growth in Complan® and Glucon D® nutritional beverages in India and ABC® syrup in Indonesia were more than offset by declines on Long Fong® frozen products in China and general softness in both Australia and New Zealand, which are being impacted by competitive activity. Acquisitions increased sales 12.7% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand.

Gross profit decreased $10 million, or 6.3%, to $147 million, and the gross profit margin declined to 31.4% from 34.3%. The decline in gross profit is due to unfavorable foreign exchange translation rates, increased commodity costs, which include the impact of cross-currency rates on inventory costs, and unfavorable volume, particularly in our Long Fong® business where we revised our distribution system and streamlined our product offerings. These declines were partially offset by higher pricing. Acquisitions had a favorable impact on gross profit dollars but negatively impacted gross profit margin. Operating income decreased by $13 million, or 19.9%, to $53 million, primarily reflecting the decrease in gross profit and increased S&D, largely related to acquisitions.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $7 million, or 2.0%, to $347 million. Pricing increased sales 5.6%, largely due to the carryover impact of prior year price increases on Heinz® ketchup, portion control condiments, tomato products and frozen soup as well as decreased promotional spending on portion control condiments. Volume decreased by 6.0%, due to declines in ketchup and frozen soup, desserts and appetizers. The volume reflects softness in the U.S. restaurant business, promotional timing and increased competition on our non-branded products. Divestitures reduced sales 1.6%.

Gross profit increased $9 million, or 11.0%, to $88 million, and the gross profit margin increased to 25.4% from 22.5%, as pricing and productivity improvements more than offset unfavorable volume and decreased capacity utilization to reduce inventory levels. Operating income increased $6 million, or 25.0%, to $31 million, which is primarily due to gross profit improvements and reduced S&D reflecting distribution network upgrades last year. In addition, Fiscal 2009 operating income was affected by a gain on the sale of a small, non-core portion control business which was partially offset by costs to streamline the business.

Rest of World

Sales for Rest of World increased $23 million, or 20.9%, to $136 million. Foreign exchange translation rates decreased sales 3.1%. Higher pricing increased sales by 26.2%, largely due to current and prior year price increases in Latin America taken to mitigate raw material and labor inflation. Volume decreased 3.3% as declines in meat and seafood products in the Middle East and frozen products in South Africa were partially offset by increases in ketchup and baby food in Latin America. Acquisitions increased sales 1.0% due to the prior year acquisition of Papillon, a small chilled products business in South Africa.

Gross profit increased $12 million, or 31.2%, to $50 million, due mainly to increased pricing, partially offset by increased commodity costs. Operating income increased $5 million, or 43.1%, to $18 million.

Liquidity and Financial Position

Cash provided by/(used for) operating activities was $169 million in the current year and $(14) million in the prior year. The improvement in the first quarter of Fiscal 2010 versus Fiscal 2009 was primarily due to favorable movements in receivables and inventories which were partially offset by reduced payables and the impact of foreign exchange. Additionally, $132 million of cash was received in the current quarter in connection with an accounts receivable securitization program (see additional explanation below), which offset discretionary contributions made in Fiscal 2010 to fund the Company’s pension plans. The Company’s cash conversion cycle improved 2 days, to 49 days in the first quarter of Fiscal 2010. Receivables accounted for 3 days of the improvement, all of which is a result of the accounts receivable securitization program. There was a 6 day improvement in inventories as a result of the Company’s efforts to reduce inventory levels. Accounts payable partially offset these improvements, with a 7 day decrease, a portion of which reflects inventory reductions and the resulting decrease in the amounts due to suppliers.

During the first quarter of Fiscal 2010, the Company made $144 million of contributions to the pension plans compared to $28 million in the prior year. Of this $144 million of payments, $132 million were discretionary contributions that were made as a result of adverse conditions in the global equity and bond markets. The Company expects to make approximately $260 million of pension contributions in Fiscal 2010, of which $200 million would be discretionary, however actual contributions may be affected by pension asset and liability valuations during the year.

On June 12, 2009, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of July 29, 2009 was $132 million.

Cash used for investing activities totaled $47 million compared to $35 million last year. Net proceeds from divestitures provided cash of $2 million in the first quarter of Fiscal 2010, compared to $5 million in the prior year from the sale of a small domestic portion control foodservice business. Capital expenditures totaled $49 million (2.0% of sales) compared to $42 million (1.6% of sales) in the prior year, which is in line with our full year estimate of approximately 2.5% of sales. Proceeds from disposals of property, plant and equipment were $1 million in both the current and prior year.

Cash provided by/(used for) financing activities totaled $33 million compared to ($13) million last year. Proceeds from long-term debt were $250 million in the current year due to the issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, through a private placement in July 2009. These notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes. Proceeds from long-term debt were $850 million in the prior year. The prior year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of HFC Series B Preferred Stock. The proceeds from both of these prior year transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock. Payments on long-term debt were $27 million in the current year compared to $337 million in the prior year. Net payments on commercial paper and short-term debt were $67 million this year compared to $398 million in the prior year. Cash proceeds from option exercises provided $2 million of cash in the current year, and the Company had no treasury stock purchases in the current quarter. Cash proceeds from option exercises, net of treasury stock purchases, were $1 million in the prior year. Dividend payments totaled $133 million this year, compared to $131 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.68.

On August 6, 2009, subsequent to the end of the first quarter, HFC exchanged $681 million of 7.125% notes due 2039 (of the same series as the notes issued in the July 2009 private placement), and $218 million of cash, for $681 million of their outstanding 15.590% dealer remarketable securities due December 1, 2020. In conjunction with this exchange transaction the Company also terminated its $175 million notional total rate of return swap and received net cash proceeds of $48 million as well as the return of the collateral from the counterparty. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89 million. See Note 13, “Derivative Financial Instruments and Hedging Activities” for additional information. The exchange transaction will be accounted for as a modification of debt.

At July 29, 2009, the Company had total debt of $5.33 billion (including $229 million relating to the SFAS No. 133 hedge accounting adjustments), cash and cash equivalents of $551 million and $193 million of restricted cash. Total debt balances since prior year end increased due to the July 2009 note issuance discussed above.

The Company and HFC maintain $1.8 billion of credit agreements, consisting of a $1.2 billion Three-Year Credit Agreement which expires in April 2012 and a $600 million 364-Day Credit Agreement. These agreements support the Company’s commercial paper borrowings and $230 million of Australian denominated borrowings. As a result, the commercial paper and Australian denominated borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. These credit agreements include a leverage ratio covenant in addition to customary covenants, and the Company was in compliance with all of its covenants as of July 29, 2009. In addition, the Company maintains in excess of $500 million of other credit facilities used primarily by the Company’s foreign subsidiaries.

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

As of July 29, 2009, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 29, 2009. For additional information, refer to pages 24-25 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

As of the end of the first quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $103 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

On April 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets, exit liabilities and purchase price allocations. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this standard did not have a material impact on the Company’s financial statements. See Note No. 12 for additional information.

On April 30, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 141(R) and its related standards impact the accounting for any business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. SFAS No. 160 changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with SFAS No. 160. All other requirements of SFAS No. 160 will be applied prospectively. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

On April 30, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting FSP EITF 03-6-1, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of FSP EITF 03-6-1 had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share for the first quarters of Fiscal 2010 and 2009.

The adoption had a $0.01 unfavorable impact on both basic and diluted earnings per share for full year Fiscal 2009, and is expected to have a $0.01 unfavorable impact on both basic and diluted earnings per share for full year Fiscal 2010. No material impact is expected for Fiscal 2011 forward. See Note No. 8 for additional information.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This new standard requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This statement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 in the fourth quarter of Fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 describes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and provides guidance on the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the first quarter of Fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 removes the concept of a qualifying special-purpose entity and the exception from applying FASB Intrepretation No. (“FIN”) 46(R) to variable interest entities that are qualifying special-purpose entities. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The standard also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 166 on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. SFAS No. 167 also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 167 on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative generally accepted accounting principles in the United States of America. The Codification changes the referencing of financial standards but is not intended to change or alter existing U.S. GAAP. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and will be effective for the Company in the second quarter of Fiscal 2010.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in the Company’s market risk during the first quarter ended July 29, 2009. For additional information, refer to pages 25-27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the first quarter of Fiscal 2010. As of July 29, 2009, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

   3(ii). The Company’s By-Laws, as amended and effective August 12, 2009.

   10(a). Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees).

   (ii). Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

   12. Computation of Ratios of Earnings to Fixed Charges.

   31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

   31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

   32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

   101.INS XBRL Instance Document*

   101.SCH XBRL Schema Document*

   101.CAL XBRL Calculation Linkbase Document*

   101.LAB XBRL Labels Linkbase Document*

   101.PRE XBRL Presentation Linkbase Document*

   101.DEF XBRL Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
  (Registrant)

Date: August 20, 2009

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 20, 2009

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

   3(ii). The Company’s By-Laws, as amended and effective August 12, 2009.

   10(a). Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees).

   (ii). Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

   12. Computation of Ratios of Earnings to Fixed Charges.

   31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

   31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

   32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

   101.INS XBRL Instance Document*

   101.SCH XBRL Schema Document*

   101.CAL XBRL Calculation Linkbase Document*

   101.LAB XBRL Labels Linkbase Document*

   101.PRE XBRL Presentation Linkbase Document*

   101.DEF XBRL Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”