Form 10-Q
period 2009-10-28
HEINZ H J CO
filed 2009-11-24
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One PPG Place, Pittsburgh, Pennsylvania	15222
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 28, 2009 was 315,643,909 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 28, 2009	October 29, 2008
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$2,672,152	$2,606,944
Cost of products sold	1,714,762	1,688,357

Gross profit	957,390	918,587
Selling, general and administrative expenses	549,119	533,341

Operating income	408,271	385,246
Interest income	7,517	10,843
Interest expense	71,625	83,978
Other (expense)/income, net	(9,626)	82,332

Income from continuing operations before income taxes	334,537	394,443
Provision for income taxes	85,668	112,661

Income from continuing operations	248,869	281,782
(Loss)/income from discontinued operations, net of tax	(11,542)	677

Net income	237,327	282,459
Less: Net income attributable to the noncontrolling interest	5,892	5,749

Net income attributable to H. J. Heinz Company	$231,435	$276,710

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.76	$0.86
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.04)	—

Net income attributable to H. J. Heinz Company common shareholders	$0.73	$0.87

Average common shares outstanding—diluted	317,405	318,437

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.77	$0.88
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.04)	—

Net income attributable to H. J. Heinz Company common shareholders	$0.73	$0.88

Average common shares outstanding—basic	315,477	313,670

Cash dividends per share	$0.42	$0.415

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$242,977	$276,033
(Loss)/income from discontinued operations, net of tax	(11,542)	677

Net income	$231,435	$276,710

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 28, 2009	October 29, 2008
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands, Except
	per Share Amounts)

Sales	$5,137,277	$5,185,748
Cost of products sold	3,305,765	3,332,742

Gross profit	1,831,512	1,853,006
Selling, general and administrative expenses	1,056,608	1,074,254

Operating income	774,904	778,752
Interest income	36,175	22,271
Interest expense	154,614	158,583
Other (expense)/income, net	(15,040)	79,628

Income from continuing operations before income taxes	641,425	722,068
Provision for income taxes	173,016	205,242

Income from continuing operations	468,409	516,826
Loss from discontinued operations, net of tax	(11,990)	(83)

Net income	456,419	516,743
Less: Net income attributable to the noncontrolling interest	12,420	11,069

Net income attributable to H. J. Heinz Company	$443,999	$505,674

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.43	$1.58
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.04)	—

Net income attributable to H. J. Heinz Company common shareholders	$1.40	$1.58

Average common shares outstanding—diluted	317,395	317,710

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.44	$1.61
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.04)	—

Net income attributable to H. J. Heinz Company common shareholders	$1.40	$1.61

Average common shares outstanding—basic	315,288	312,923

Cash dividends per share	$0.84	$0.83

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$455,989	$505,757
Loss from discontinued operations, net of tax	(11,990)	(83)

Net income	$443,999	$505,674

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2009	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$460,584	$373,145
Trade receivables, net	806,057	881,164
Other receivables, net	334,008	290,633
Inventories:
Finished goods and work-in-process	1,161,773	973,983
Packaging material and ingredients	341,150	263,630

Total inventories	1,502,923	1,237,613

Prepaid expenses	141,582	125,765
Other current assets	43,543	36,701

Total current assets	3,288,697	2,945,021

Property, plant and equipment	4,508,356	4,109,562
Less accumulated depreciation	2,391,069	2,131,260

Total property, plant and equipment, net	2,117,287	1,978,302

Goodwill	2,865,702	2,687,788
Trademarks, net	947,847	889,815
Other intangibles, net	422,461	405,351
Long-term restricted cash	—	192,736
Other non-current assets	631,007	565,171

Total other non-current assets	4,867,017	4,740,861

Total assets	$10,273,001	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2009	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$45,775	$61,297
Portion of long-term debt due within one year	4,356	4,341
Trade payables	1,050,589	955,430
Other payables	140,079	157,877
Salaries and wages	88,103	91,283
Accrued marketing	276,402	233,316
Other accrued liabilities	438,882	485,406
Income taxes	87,140	73,896

Total current liabilities	2,131,326	2,062,846

Long-term debt	4,848,910	5,076,186
Deferred income taxes	489,676	345,749
Non-pension post-retirement benefits	220,441	214,786
Other liabilities	577,141	685,512

Total long-term liabilities	6,136,168	6,322,233

Equity:
Capital stock	107,844	107,844
Additional capital	719,784	737,917
Retained earnings	6,703,160	6,525,719

	7,530,788	7,371,480
Less:
Treasury stock at cost (115,453 shares at October 28, 2009 and 116,237 shares at April 29, 2009)	4,845,364	4,881,842
Accumulated other comprehensive loss	755,568	1,269,700

Total H. J. Heinz Company shareholders’ equity	1,929,856	1,219,938
Noncontrolling interest	75,651	59,167

Total equity	2,005,507	1,279,105

Total liabilities and equity	$10,273,001	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Noncontrolling (minority) interest has been reclassified and presented as a component of equity as a result of the adoption of new accounting guidance (see Note 2).

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 28, 2009	October 29, 2008
	FY 2010	FY 2009
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$456,419	$516,743
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	124,107	126,300
Amortization	23,994	19,430
Deferred tax provision	113,365	37,140
Pension contributions	(227,904)	(40,518)
Other items, net	107,274	(6,474)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables securitization facility	126,300	—
Receivables	29,282	(92,087)
Inventories	(168,549)	(309,307)
Prepaid expenses and other current assets	4,013	(8,899)
Accounts payable	(10,297)	29,238
Accrued liabilities	(52,774)	(90,731)
Income taxes	(16,354)	32,732

Cash provided by operating activities	508,876	213,567

Cash Flows from Investing Activities:
Capital expenditures	(96,170)	(124,218)
Proceeds from disposals of property, plant and equipment	964	1,136
Acquisitions, net of cash acquired	(308)	(116,250)
Proceeds from divestitures	9,329	12,920
Change in restricted cash	192,736	—
Other items, net	(3,505)	(5,977)

Cash provided by/(used for) investing activities	103,046	(232,389)

Cash Flows from Financing Activities:
Payments on long-term debt	(359,340)	(337,600)
Proceeds from long-term debt	433,356	849,835
Net (payments on)/proceeds from commercial paper and short-term debt	(427,399)	118,240
Dividends	(266,240)	(262,816)
Purchases of treasury stock	—	(181,431)
Exercise of stock options	5,129	261,415
Other items, net	13,201	1,718

Cash (used for)/provided by financing activities	(601,293)	449,361

Effect of exchange rate changes on cash and cash equivalents	76,810	(120,570)

Net increase in cash and cash equivalents	87,439	309,969
Cash and cash equivalents at beginning of year	373,145	617,687

Cash and cash equivalents at end of period	$460,584	$927,656

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Certain prior year amounts have been reclassified to conform with the Fiscal 2010 presentation. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 29, 2009. Subsequent events occurring after October 28, 2009 were evaluated through November 24, 2009, the date these financial statements were issued.

(2)	Recently Issued Accounting Standards

On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

Business Combinations and Consolidation

On April 30, 2009, the Company adopted new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations impacts the accounting for any business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. The guidance on noncontrolling interests changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with this guidance. All other requirements of this guidance will be applied prospectively. The adoption of the guidance on noncontrolling interests did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of October 28, 2009, the Company has approximately $284 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets, exit liabilities and purchase price allocations. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 13 for additional information.

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of this guidance had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the second quarters of Fiscal 2010 and 2009. The adoption had less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the first six months of Fiscal 2010 and a $0.01 impact on basic and diluted earnings per share from continuing operations for the first six months of Fiscal 2009. See Note 9 for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting this guidance in the fourth quarter of Fiscal 2010.

Other Areas

In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance describes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and provides guidance on the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the first quarter of Fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

(3)	Discontinued Operations

During the second quarter of Fiscal 2010, the Company completed the sale of its non-core Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss which has been recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to this business have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $1.2 million and $5.6 million and a net loss of $0.6 million (net of $0.3 million of a tax benefit) and net income of $0.7 million (net of $0.4 million in tax expense) for the second quarters ended October 28, 2009 and October 29, 2008, respectively. These discontinued operations generated sales of $4.0 million and $10.0 million and a net loss of $1.1 million (net of $0.6 million of a tax benefit) and $0.1 million (net of $0.1 million of a tax benefit) for the six months ended October 28, 2009 and October 29, 2008, respectively.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 28, 2009, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Purchase accounting adjustments	—	(557)	4,582	—	—	4,025
Disposals	—	—	—	(2,059)	—	(2,059)
Translation adjustments	12,573	117,914	44,676	—	785	175,948

Balance at October 28, 2009	$1,087,414	$1,208,355	$297,480	$258,464	$13,989	$2,865,702

The Company completed the sale of its Kabobs frozen hors d’oeuvres business within the U.S. Foodservice segment during the second quarter of Fiscal 2010 resulting in disposals of goodwill, trademarks and other intangible assets. The purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010.

Trademarks and other intangible assets at October 28, 2009 and April 29, 2009, subject to amortization expense, are as follows:

	October 28, 2009			April 29, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$289,553	$(77,073)	$212,480	$272,710	$(71,138)	$201,572
Licenses	208,186	(149,649)	58,537	208,186	(146,789)	61,397
Recipes/processes	77,023	(24,753)	52,270	72,988	(22,231)	50,757
Customer-related assets	190,640	(45,478)	145,162	179,657	(38,702)	140,955
Other	68,711	(55,843)	12,868	68,128	(55,091)	13,037

	$834,113	$(352,796)	$481,317	$801,669	$(333,951)	$467,718

Amortization expense for trademarks and other intangible assets was $7.7 million and $7.5 million for the second quarters ended October 28, 2009 and October 29, 2008, respectively, and $14.7 million and $15.3 million for the six months ended October 28, 2009 and October 29, 2008, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at October 28, 2009, annual amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.

Intangible assets not subject to amortization at October 28, 2009 totaled $889.0 million and consisted of $735.4 million of trademarks, $121.1 million of recipes/processes, and $32.5 million of licenses. Intangible assets not subject to amortization at April 29, 2009 totaled $827.4 million and consisted of $688.2 million of trademarks, $111.6 million of recipes/processes, and $27.6 million of licenses.

(5)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $68.1 million and $86.6 million, at October 28, 2009 and April 29, 2009, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $48.1 million and $51.9 million, at October 28, 2009 and April 29, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $12.4 million in the next 12 months due to the expiration of statutes in various foreign jurisdictions along with the progression of federal, state, and foreign audits in process.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at October 28, 2009 was $18.7 million and $2.0 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2009 were $22.5 million and $2.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all U.S. federal income tax matters for years through Fiscal 2007, all income tax matters in the United Kingdom for years through Fiscal 2006, all Italian income tax matters for years through Fiscal 2005, and all Australian and Canadian income tax matters for years through Fiscal 2004.

The effective tax rate for the six months ended October 28, 2009 was 27.0% compared to 28.4% last year. The decrease in the effective tax rate resulted from tax planning implemented during the third quarter of Fiscal 2009, along with increased benefits resulting from second quarter resolutions and settlements of federal, state, and foreign uncertain tax positions, partially offset by a prior year discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million.

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

At October 28, 2009, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 55 to 60 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $11.0 million and $3.5 million for the second quarter ended October 28, 2009 and $17.3 million and $5.4 million for the six months ended October 28, 2009, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $16.3 million and $5.5 million for the second quarter ended October 29, 2008 and $23.1 million and $7.9 million for the six months ended October 29, 2008, respectively.

The Company granted 1,737,557 and 1,516,457 option awards to employees during the second quarters ended October 28, 2009 and October 29, 2008, respectively. The weighted average fair value per share of the options granted during the six months ended October 28, 2009 and October 29, 2008, as computed using the Black-Scholes pricing model, was $4.70 and $5.80, respectively. These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 28,	October 29,
	2009	2008

Dividend yield	4.3%	3.2%
Expected volatility	20.2%	14.8%
Weighted-average expected life (in years)	5.5	5.5
Risk-free interest rate	2.7%	3.1%

The Company granted 485,986 and 394,058 restricted stock units to employees during the six months ended October 28, 2009 and October 29, 2008 at weighted average grant prices of $39.00 and $51.07, respectively.

In June of Fiscal 2010, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 30, 2009. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2011 year end, plus dividends paid over the 2 year performance period. The compensation cost related to current and prior period LTPP awards recognized in G&A, and the related tax benefit was $5.4 million and $1.9 million for the second quarter ended October 28, 2009 and $8.0 million and $2.7 million for the six months ended October 28, 2009, respectively. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit was $6.6 million and $2.3 million for the second quarter ended October 29, 2008 and $12.7 million and $4.3 million for the six months ended October 29, 2008, respectively.

(7)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$7,997	$8,865	$1,498	$1,645
Interest cost	37,922	37,901	3,770	3,866
Expected return on plan assets	(53,455)	(54,819)	—	—
Amortization of prior service cost	539	840	(949)	(951)
Amortization of unrecognized loss	13,615	8,519	135	922
Settlement charge	2,089	—	—	—

Net periodic benefit cost	$8,707	$1,306	$4,454	$5,482

	Six Months Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$15,786	$18,765	$2,969	$3,339
Interest cost	75,000	79,084	7,497	7,794
Expected return on plan assets	(105,775)	(114,277)	—	—
Amortization of prior service cost	1,077	1,727	(1,901)	(1,897)
Amortization of unrecognized loss	26,935	17,570	270	1,845
Settlement charge	2,089	—	—	—

Net periodic benefit cost	$15,112	$2,869	$8,835	$11,081

During the first six months of Fiscal 2010, the Company contributed $228 million to these defined benefit plans, of which $200 million was discretionary. The Company expects to make combined cash contributions of approximately $260 million in Fiscal 2010, of which $200 million would be discretionary, however actual contributions may be affected by pension asset and liability valuations during the year.

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

Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, India, Japan, China, South Korea, Indonesia, and Singapore. This segment’s operations include products in all of the Company’s categories.

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

The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with corporation-wide productivity initiatives are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	FY 2010	FY 2009	FY 2010	FY 2009
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$791,511	$827,278	$1,518,753	$1,568,460
Europe	858,529	887,946	1,647,369	1,806,137
Asia/Pacific	491,957	386,158	961,191	843,971
U.S. Foodservice	381,983	385,427	725,686	734,436
Rest of World	148,172	120,135	284,278	232,744

Consolidated Totals	$2,672,152	$2,606,944	$5,137,277	$5,185,748

Operating income (loss):
North American Consumer Products	$200,868	$191,503	$385,073	$359,611
Europe	134,431	134,768	260,072	291,508
Asia/Pacific	53,044	50,707	106,308	117,226
U.S. Foodservice	43,411	37,709	75,279	63,961
Rest of World	20,866	14,889	38,969	27,539
Other:
Non-Operating(a)	(44,349)	(44,330)	(75,048)	(81,093)
Upfront productivity charges(b)	—	—	(15,749)	—

Consolidated Totals	$408,271	$385,246	$774,904	$778,752

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure that were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	FY 2010	FY 2009	FY 2010	FY 2009
	(Thousands of Dollars)

Ketchup and Sauces	$1,110,133	$1,077,067	$2,178,946	$2,175,652
Meals and Snacks	1,130,568	1,168,681	2,078,203	2,222,440
Infant/Nutrition	291,574	267,972	583,528	577,438
Other	139,877	93,224	296,600	210,218

Total	$2,672,152	$2,606,944	$5,137,277	$5,185,748

(9)	Net Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	FY 2010	FY 2009	FY 2010	FY 2009
	(In thousands)

Income from continuing operations attributable to H. J. Heinz Company	$242,977	$276,033	$455,989	$505,757
Allocation to participating securities (See Note 2)	756	1,136	1,278	2,448
Preferred dividends	3	3	6	6

Income from continuing operations applicable to common stock	$242,218	$274,894	$454,705	$503,303

Average common shares outstanding—basic	315,477	313,670	315,288	312,923
Effect of dilutive securities:
Convertible preferred stock	105	108	105	106
Stock options, restricted stock and the global stock purchase plan	1,823	4,659	2,002	4,681

Average common shares outstanding—diluted	317,405	318,437	317,395	317,710

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 6.9 million shares of common stock for the second quarter and six months ended October 28, 2009 and 2.5 million shares of common stock for the second quarter and six months ended October 29, 2008 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2016.

(10)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	Second Quarter Ended		Six Months Ended
	October 28, 2009	October 29, 2008	October 28, 2009	October 29, 2008
	FY 2010	FY 2009	FY 2010	FY 2009
	(Thousands of Dollars)

Net income	$237,327	$282,459	$456,419	$516,743
Other comprehensive income/(loss):
Foreign currency translation adjustments	164,830	(830,244)	507,355	(838,189)
Reclassification of net pension and post-retirement benefit losses to net income	10,929	2,766	19,471	11,135
New measurement date provisions	—	—	—	1,506
Net deferred gains/(losses) on derivatives from periodic revaluations	3,170	27,687	(8,354)	17,846
Net deferred losses/(gains) on derivatives reclassified to earnings	5,335	(1,371)	151	2,948

Total comprehensive income/(loss)	421,591	(518,703)	975,042	(288,011)

Comprehensive (income)/loss attributable to the noncontrolling interest	(6,952)	6,543	(16,911)	(3)

Comprehensive income/(loss) attributable to H. J. Heinz Company	$414,639	$(512,160)	$958,131	$(288,014)

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the second quarter and six months ended October 28, 2009:

	Second Quarter Ended			Six Months Ended
	H. J. Heinz	Noncontrolling		H. J. Heinz	Noncontrolling
	Company	Interest	Total	Company	Interest	Total
	(Thousands of Dollars)

Net income	$231,435	$5,892	$237,327	$443,999	$12,420	$456,419
Other comprehensive income:
Foreign currency translation adjustments	163,744	1,086	164,830	502,701	4,654	507,355
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	10,945	(16)	10,929	19,527	(56)	19,471
Net deferred gains/(losses) on derivatives from periodic revaluations	3,193	(23)	3,170	(8,112)	(242)	(8,354)
Net deferred losses/(gains) on derivatives reclassified to earnings	5,322	13	5,335	16	135	151

Total comprehensive income	$414,639	$6,952	$421,591	$958,131	$16,911	$975,042

(11)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 29, 2009	$1,279,105	$107,844	$737,917	$6,525,719	$(4,881,842)	$(1,269,700)	$59,167
Comprehensive income(1)	975,042	—	—	443,999	—	514,132	16,911
Dividends paid to shareholders of H. J. Heinz Company	(266,240)	—	—	(266,240)	—	—	—
Dividends paid to noncontrolling interest	(427)	—	—	—	—	—	(427)
Stock options exercised, net of shares tendered for payment	5,368	—	(1,722)	—	7,090	—	—
Stock option expense	5,405	—	5,405	—	—	—	—
Restricted stock unit activity	(386)	—	(19,637)	—	19,251	—	—
Other	7,640	—	(2,179)	(318)	10,137	—	—

Balance as of October 28, 2009	$2,005,507	$107,844	$719,784	$6,703,160	$(4,845,364)	$(755,568)	$75,651

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 10.

(12)	Debt and Financing Arrangements

On June 12, 2009, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of October 28, 2009 was $126.3 million. The proceeds from this securitization program are recognized on the statements of cash flows as a component of operating activities.

On July 29, 2009, H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, issued $250 million of 7.125% notes due 2039. The notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes.

On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and $217.5 million of cash, in exchange for $681 million of its outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89.0 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the dealer remarketable securities exchange transaction. See Note 14 for additional information.

During the second quarter of Fiscal 2010, the Company entered into a three-year 15 billion Japanese yen denominated credit agreement (approximately $167 million). This credit agreement is yen LIBOR based and has been effectively converted to a U.S. dollar fixed rate facility using cross-currency interest rate swaps. See Note 14 for additional information.

The Company was in compliance with all of its debt covenants as of October 28, 2009.

(13)	Fair Value Measurements

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

Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of October 28, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$166,093	$—	$166,093

Total assets at fair value	$—	$166,093	$—	$166,093

Liabilities:
Derivatives(a)	$—	$35,128	$—	$35,128

Total liabilities at fair value	$—	$35,128	$—	$35,128

As of April 29, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$219,845	$—	$219,845

Total assets at fair value	$—	$219,845	$—	$219,845

Liabilities:
Derivatives(a)	$—	$12,847	$—	$12,847

Total liabilities at fair value	$—	$12,847	$—	$12,847

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap was terminated in the second quarter of Fiscal 2010. As of April 29, 2009, the total rate of return swap was valued based on observable market swap rates and the Company’s credit spread, and was classified within Level 2 of the fair value hierarchy.

As of October 28, 2009, the fair values of the Company’s liabilities measured on a non-recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Liabilities:
Targeted workforce reduction reserves(a)	$—	$—	$3,827	$3,827

Total liabilities at fair value	$—	$—	$3,827	$3,827

(a)	Targeted workforce reduction reserves are recorded based on employees’ date of hire, years of service, position level, and current salary, and are classified within Level 3 of the fair value hierarchy.

The Company also recognized $1.4 million of non-cash asset write-offs during the first six months of Fiscal 2010 related to a factory closure. The charge reduced the Company’s carrying value in the assets to net realizable value. The fair value of the assets was determined based on unobservable inputs.

As of October 28, 2009 and April 29, 2009, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value.

(14)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At October 28, 2009, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.59 billion, $1.52 billion and $165 million, respectively. At April 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.25 billion, $1.52 billion and $175 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of October 28, 2009 and April 29, 2009:

	October 28, 2009			April 29, 2009
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$11,906	$71,432	$—	$28,406	$64,502	$—
Other non-current assets	18,371	60,312	—	8,659	86,434	—

	30,277	131,744	—	37,065	150,936	—

Derivatives not designated as hedging instruments:
Other receivables, net	4,072	—	—	11,644	—	—
Other non-current assets	—	—	—	—	20,200	—

	4,072	—	—	11,644	20,200	—

Total assets	$34,349	$131,744	$—	$48,709	$171,136	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$23,070	$—	$3,201	$12,198	$—	$—
Other liabilities	—	—	1,377	598	—	—

	23,070	—	4,578	12,796	—	—

Derivatives not designated as hedging instruments:
Other payables	7,480	—	—	51	—	—
Other liabilities	—	—	—	—	—	—

	7,480	—	—	51	—	—

Total liabilities	$30,550	$—	$4,578	$12,847	$—	$—

Refer to Note 13—Fair Value Measurements for further information on how fair value is determined for the Company’s derivatives.

The following table presents the effect of derivative instruments on the statement of income for the second quarter ended October 28, 2009:

	Second Quarter Ended
	October 28, 2009
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$9,413	$—	$(4,578)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$28	$—	$—
Cost of products sold	(3,934)	—	—
Selling, general and administrative expenses	274	—	—
Other expense, net	(1,721)	—	(2,028)
Interest expense	(3)	—	(123)

	(5,356)	—	(2,151)

Fair value hedges:
Net gains recognized in other expense, net	—	2,799	—
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	3,205	—	—
Net gains recognized in interest income	—	10,415	—

	3,205	10,415	—

Total amount recognized in statement of income	$(2,151)	$13,214	$—

The following table presents the effect of derivative instruments on the statement of income for the six months ended October 28, 2009:

	Six Months Ended
	October 28, 2009
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(7,530)	$—	$(4,578)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,365	$—	$—
Cost of products sold	2,165	—	—
Selling, general and administrative expenses	137	—	—
Other expense, net	(2,636)	—	(2,028)
Interest expense	2	—	(123)

	1,033	—	(2,151)

Fair value hedges:
Net losses recognized in other expense, net	—	(19,192)	—
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	13,166	—	—
Net gains recognized in interest income	—	30,469	—

	13,166	30,469	—

Total amount recognized in statement of income	$14,199	$11,277	$—

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

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. For the six months ended October 28, 2009, losses of $29.3 million, net of income taxes of $18.5 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $165.3 million as of October 28, 2009, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013.

Deferred Hedging Gains and Losses:

As of October 28, 2009, the Company is hedging forecasted transactions for periods not exceeding 5 years. During the next 12 months, the Company expects $1.5 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the second quarter and six months ended October 28, 2009 and October 29, 2008. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarter and six months ended October 28, 2009 and October 29, 2008.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $509.2 million and $349.1 million that did not meet the criteria for hedge accounting as of October 28, 2009 and April 29, 2009, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized (losses)/gains related to outstanding contracts totaled $(3.4) million and $11.6 million as of October 28, 2009 and April 29, 2009, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $0.3 million and losses of $4.3 million for the second quarter and six months ended October 28, 2009, respectively, and gains of $92.4 million and $91.2 million for the second quarter and six months ended October 29, 2008, respectively.

During the second quarter of Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of dealer remarketable securities discussed in Note 12. Upon termination of the swap, the Company received net cash proceeds of $47.6 million, in addition to the return of the $192.7 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $3.6 million in the second quarter ended October 28, 2009, and $28.3 million in the six months ended October 28, 2009, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees. Net unrealized gains related to this swap totaled $20.2 million as of April 29, 2009.

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

(15)	Subsequent Events

On November 23, 2009, the Company completed the sale of its private label frozen desserts business in the U.K. This business had annual sales of approximately $82 million in Fiscal 2009. The disposal transaction included two factories in Okehampton and Leamington Spa, England. As a result of this transaction, the Company will recognize a pretax loss of approximately $33 million ($25 million after-tax), which will be recorded in discontinued operations in the third quarter of Fiscal 2010. The sale is not expected to significantly affect the Company’s profit on a continuing operations basis going forward.

Also, on November 23, 2009, the Company acquired Arthur’s Fresh Company, a small chilled smoothies business in Canada.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has adapted its strategies to address the current global economic environment, with an emphasis on:

•	Investing behind core brands and proven ideas and driving growth through innovation;

•	Shifting investments in marketing and research and development toward delivering value to consumers;

•	Continuing its focus on emerging markets where economic growth remains well above the global average;

•	Increasing margins through productivity initiatives, reductions in discretionary spending and tight management of fixed costs; and

•	Increasing cash flow through reductions in inventory and tight management of capital spending.

During the second quarter of Fiscal 2010, the Company reported diluted earnings per share from continuing operations of $0.76, compared to $0.86 in the prior year. At the beginning of the second quarter of Fiscal 2009, Heinz entered into foreign currency contracts to help mitigate the translation impact of potentially unfavorable movements in key foreign currencies for the full year. Subsequently during that quarter, there was a precipitous decline in foreign currency translation rates versus the U.S. dollar. As a result, the Fiscal 2009 second quarter earnings included a $92 million gain or $0.18 per share benefit from these currency contracts. During the first half of Fiscal 2010, foreign currency rates have strengthened versus the U.S. dollar but continue to unfavorably impact the Company’s financial results. Despite these currency headwinds, Heinz reported increased sales and operating income in the quarter versus prior year. Excluding the impact of currency translation contracts, as well as foreign currency movements on translation and particular transactions, such as inventory sourcing, EPS would have also experienced growth versus prior year. Overall, the Company remains confident in its underlying business fundamentals and plans to continue executing its strategy.

Discontinued Operations

During the second quarter of Fiscal 2010, the Company completed the sale of its non-core Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss which has been recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to this business have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $1.2 million and $5.6 million and a net loss of $0.6 million (net of $0.3 million of a tax benefit) and net income of $0.7 million (net of $0.4 million in tax expense) for the second quarters ended October 28, 2009 and October 29, 2008, respectively. These discontinued operations generated sales of $4.0 million and $10.0 million and a net loss of $1.1 million (net of $0.6 million of a tax benefit) and $0.1 million (net of $0.1 million of a tax benefit) for the six months ended October 28, 2009 and October 29, 2008, respectively.

THREE MONTHS ENDED OCTOBER 28, 2009 AND OCTOBER 29, 2008

Results of Continuing Operations

Sales for the three months ended October 28, 2009 increased $65 million, or 2.5%, to $2.67 billion. Net pricing increased sales by 4.6%, largely due to the carryover impact of price increases taken in Fiscal 2009 across the Company’s portfolio to help offset increased commodity costs. Volume decreased 4.1%, as favorable volume in emerging markets was more than offset by declines in the U.S. and U.K. businesses. Volume for the quarter was impacted by customer buy-ins preceeding price increases in the U.S. and U.K. taken near the end of the second quarter last year, as well as reduced foot traffic in U.S. restaurants this year. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 11.7%. Acquisitions, net of divestitures, increased sales by 3.1%. Foreign exchange translation rates reduced sales by 1.0% compared to the second quarter of the prior year, reflecting the impact of a stronger U.S. dollar.

Gross profit increased $39 million, or 4.2%, to $957 million, and the gross profit margin increased to 35.8% from 35.2%, as higher net pricing, productivity improvements and the favorable impact from acquisitions were partially offset by higher commodity costs, including the impact of transaction currency costs, lower volume and the unfavorable impact from foreign exchange translation rates. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin.

Selling, general and administrative expenses (“SG&A”) increased $16 million, or 3.0%, to $549 million, but remained flat as a percentage of sales at 20.5%. The $16 million increase primarily reflects increased investments in marketing as well as higher pension expense, partially offset by lower selling and distribution expenses (“S&D”). The S&D improvement is due to reduced volume and fuel costs, partially offset by increases from acquisitions.

Operating income increased $23 million, or 6.0%, to $408 million, reflecting the items above, particularly higher pricing and productivity improvements, partially offset by higher commodity costs.

Net interest expense decreased $9 million, to $64 million, reflecting a $12 million decrease in interest expense and a $3 million decrease in interest income. Interest expense and interest income were both impacted by lower average interest rates. Other expenses, net, increased $92 million primarily due to an $85 million decrease in currency gains, and $8 million of charges recognized in connection with the August 2009 dealer remarketable securities exchange transaction (see below in “Liquidity and Financial Position” for further explanation of this transaction). The decrease in currency gains reflects prior year gains of $92 million related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009.

The effective tax rate for the current quarter was 25.6%, an improvement of 300 basis points compared to 28.6% last year. The decrease in the effective tax rate was due to tax planning implemented during the third quarter of Fiscal 2009, along with increased benefits resulting from second quarter resolutions and settlements of federal, state, and foreign uncertain tax positions, partially offset by higher repatriation costs.

Income from continuing operations attributable to H. J. Heinz Company was $243 million compared to $276 million in the prior year, a decrease of 12.0%. The decrease is due to the prior year currency gains discussed above, partially offset by higher operating income, reduced net interest expense and a lower effective tax rate. Diluted earnings per share from continuing operations was $0.76 in the current year compared to $0.86 (which included the $0.18 benefit from currency contracts) in the prior year, down 11.6%.

The translation impact of fluctuating exchange rates in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $36 million, or 4.3%, to $792 million. Net prices grew 3.3% reflecting the carryover impact of price increases taken across the majority of the product portfolio in Fiscal 2009 to help offset higher commodity costs. Volume decreased 8.0%, primarily due to a buy-in by customers in the prior year in anticipation of price increases. In addition, our frozen food volume declined as a result of category softness and aggressive competitor promotional activity. We expect better volume comparisons across the balance of Fiscal 2010, aided by planned investments in marketing and promotions. Volume improvements were noted on Delimex® products, due to new distribution and lapping a prior year supply interruption. Heinz® ketchup volume also improved versus prior year. Favorable Canadian exchange translation rates increased sales 0.4%.

Gross profit increased $7 million, or 2.1%, to $337 million, and the gross profit margin increased to 42.6% from 39.9%, as increased pricing and productivity improvements more than offset increased commodity costs and the impact of unfavorable volume. Operating income increased $9 million, or 4.9%, to $201 million, reflecting the improvement in gross profit and reduced S&D, partially offset by increased marketing investment. The improvement in S&D was a result of productivity projects, tight cost control and reduced fuel costs.

Europe

Heinz Europe sales decreased $29 million, or 3.3%, to $859 million, due to unfavorable foreign exchange translation rates, which decreased sales by 5.1%. Net pricing increased 3.8%, driven by the carryover impact of price increases taken in Fiscal 2009, partially offset by increased promotional activity on Heinz® ketchup and soup in the U.K. Volume decreased 2.1%, mainly due to declines in Heinz® beans and pasta meals, frozen products in the U.K., and the rationalization of low-margin private label sauces in France. Volume was also impacted by a buy-in by customers in the U.K. in the prior year in anticipation of price increases. Volume improvements were posted on soups in the U.K. and Germany as well as ketchup and infant feeding products in Russia.

Gross profit decreased $10 million, or 3.1%, to $306 million, and the gross profit margin increased slightly to 35.7% from 35.6%. The decline in gross profit is largely due to unfavorable foreign exchange translation rates, the cross currency rate movements in the British Pound versus the euro and U.S. dollar and increased commodity costs. These declines were partially mitigated by higher pricing and productivity improvements. Operating income was flat versus prior year at $134 million, reflecting unfavorable foreign currency translation and transaction impacts.

Asia/Pacific

Heinz Asia/Pacific sales increased $106 million, or 27.4%, to $492 million. Acquisitions increased sales 20.3% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Pricing increased 3.4%, reflecting current and prior year increases on ABC® sauces, syrup and drinks in Indonesia as well as both reduced promotions and the carryover impact of prior year price increases in New Zealand. These increases were partially offset by reduced pricing on Long Fong® frozen products in China due to increased promotions. Volume decreased 0.3%, as significant growth in Complan® and Glucon D® nutritional beverages in India was offset by seasonality-related (i.e., Ramadan holiday) declines in ABC® syrup and sardines in Indonesia. Favorable exchange translation rates increased sales by 4.0%.

Gross profit increased $23 million, or 17.9%, to $152 million, and the gross profit margin declined to 30.8% from 33.3%. The increase in gross profit was due to higher pricing, productivity improvements and favorable foreign exchange translation rates. These improvements were partially offset by increased commodity costs, including the impact of cross-currency rates on inventory costs, and declines in our Long Fong® business where we are revising our distribution system and streamlining product offerings. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. Operating income increased by $2 million, or 4.6%, to $53 million, primarily reflecting the increase in gross profit, partially offset by increased SG&A related to acquisitions.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $3 million, or 0.9%, to $382 million. Pricing increased sales 4.7%, largely due to the carryover impact of prior year price increases on Heinz® ketchup, portion control condiments, tomato products and frozen soup as well as decreased promotional spending on portion control condiments. Volume decreased by 5.6%, as increases in frozen desserts driven by casual dining customer promotions were more than offset by volume declines in the balance of the portfolio. The volume reflects softness in U.S. restaurant traffic, promotional timing, increased competition, and planned SKU eliminations.

Gross profit increased $8 million, or 7.8%, to $107 million, and the gross profit margin increased to 28.1% from 25.8%, as pricing and productivity improvements more than offset unfavorable volume. Operating income increased $6 million, or 15.1%, to $43 million, which is primarily due to gross profit improvements and reduced S&D reflecting productivity projects, tight cost control and reduced fuel costs. These improvements were partially offset by higher G&A resulting from increased incentive compensation accruals.

Rest of World

Sales for Rest of World increased $28 million, or 23.3%, to $148 million. Higher pricing increased sales by 22.6%, largely due to current and prior year price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume increased 0.7% as increases in baby food in Latin America were partially offset by declines in the Middle East and South Africa. Acquisitions increased sales 1.0% due to the prior year acquisition of Papillon, a chilled products business in South Africa. Foreign exchange translation rates decreased sales 1.0%.

Gross profit increased $13 million, or 30.4%, to $55 million, due mainly to increased pricing, partially offset by increased commodity costs. Operating income increased $6 million, or 40.1% to $21 million.

SIX MONTHS ENDED OCTOBER 28, 2009 AND OCTOBER 29, 2008

Results of Continuing Operations

Sales for the six months ended October 28, 2009 decreased $48 million, or 0.9%, to $5.14 billion. Foreign exchange translation rates reduced sales by 5.0% compared to the prior year, reflecting the impact of a stronger U.S. dollar. Net pricing increased sales by 5.3%, largely due to the carryover impact of broad based price increases taken in Fiscal 2009 to help offset increased commodity costs. Volume decreased 4.2%, as favorable volume in emerging markets was more than offset by declines in the U.S. and U.K. businesses. Volume for the first six months was impacted by customer buy-ins preceeding price increases in the U.S. and U.K. taken near the end of the second quarter last year, as well as reduced foot traffic in U.S. restaurants this year. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 12.7%. Acquisitions, net of divestitures, increased sales by 3.0%.

Gross profit decreased $21 million, or 1.2%, to $1.83 billion, and the gross profit margin was steady at 35.7%, as higher net pricing, productivity improvements and the favorable impact from acquisitions were more than offset by an $87 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs, including transaction currency costs, and lower volume. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. In addition, gross profit was unfavorably impacted by $7 million from targeted workforce reductions and non-cash asset write-offs related to a factory closure.

SG&A decreased $18 million, or 1.6%, to $1.06 billion, and improved slightly as a percentage of sales to 20.6% from 20.7%. The $18 million decline reflects a $49 million impact from foreign exchange translation rates, the Company’s focus on tight cost control and lower fuel costs. These declines were partially offset by increases from acquisitions, additional marketing investments, inflation in Latin America, $9 million related to targeted workforce reductions in the current year and higher pension expense.

Operating income decreased $4 million, or 0.5%, to $775 million, reflecting the items above, including a $39 million (5.0%) unfavorable impact from foreign exchange translation rates and $16 million of charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

Net interest expense decreased $18 million, to $118 million, reflecting a $4 million decrease in interest expense and a $14 million increase in interest income. Interest expense decreased due to lower average interest rates, partially offset by the higher coupon on the dealer remarketable securities for the current year period preceding the exchange transaction that took place in August 2009 (see below in “Liquidity and Financial Position” for further explanation of this transaction). The increase in interest income is due to a $24 million gain on a total rate of return swap, which was terminated in August 2009 in connection with the dealer remarketable securities exchange transaction (see Note 14, “Derivative Financial Instruments and Hedging Activities” for additional information). This gain was partially offset by decreases in interest income from the impact of lower average interest rates.

Other expenses, net, increased $95 million primarily due to an $88 million decrease in currency gains, and $8 million of charges recognized in connection with the August 2009 dealer remarketable securities exchange transaction. The decrease in currency gains reflects prior year gains of $91 million related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009.

The effective tax rate for the six months ended October 28, 2009 was 27.0% compared to 28.4% last year. The decrease in the effective tax rate resulted from tax planning implemented during the third quarter of Fiscal 2009, along with increased benefits resulting from second quarter resolutions and settlements of federal, state, and foreign uncertain tax positions, partially offset by a prior year discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million.

Income from continuing operations attributable to H. J. Heinz Company was $456 million compared to $506 million in the prior year, a decrease of 9.8%. The decrease is due to the prior year currency gains discussed above, unfavorable foreign exchange rates and $12 million in after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, partially offset by reduced net interest expense and a lower effective tax rate. Diluted earnings per share from continuing operations was $1.43 in the current year compared to $1.58 in the prior year, down 9.5%.

The translation impact of fluctuating exchange rates in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $50 million, or 3.2%, to $1.52 billion. Net prices grew 4.3% reflecting the carryover impact of price increases taken across the majority of the product portfolio in Fiscal 2009 to help offset higher commodity costs. Volume decreased 6.6%, almost half of which related to customer buy-ins last year in advance of price increases. In addition, our frozen food volume declined due to category softness and aggressive competitor promotional activity. Volume declines were also noted in Heinz® ketchup and gravy and Classico® pasta sauces. We expect better volume comparisons across the balance of Fiscal 2010, aided by planned investments in marketing and promotions. Unfavorable Canadian exchange translation rates decreased sales 0.9%.

Gross profit increased $16 million, or 2.6%, to $647 million, and the gross profit margin increased to 42.6% from 40.2%, as increased pricing and productivity improvements more than offset the impact from unfavorable volume, increased commodity costs and unfavorable foreign exchange translation rates. Operating income increased $25 million, or 7.1%, to $385 million, reflecting the improvement in gross profit and reduced S&D, partially offset by increased marketing investment. The improvement in S&D was a result of productivity projects, tight cost control and reduced fuel costs.

Europe

Heinz Europe sales decreased $159 million, or 8.8%, to $1.65 billion. Unfavorable foreign exchange translation rates decreased sales by 11.2%. Net pricing increased 4.5%, driven by the carryover impact of price increases taken in Fiscal 2009, partially offset by increased promotions on Heinz® ketchup and soup in the U.K. Volume decreased 3.2%, principally due to reduced promotions on Heinz® beans and pasta meals and declines on frozen products in the U.K., reflecting reduced promotions, unfavorable mix and increased competitor promotional activity. Volume for infant nutrition products in the U.K. and Italy also declined, along with decreases in France from the rationalization of low-margin private label sauces. Volume was also impacted by a buy-in by customers in the U.K. in the prior year in anticipation of price increases. Volume improvements were posted on soups in the U.K. and Germany as well as ketchup and infant feeding products in Russia. Acquisitions increased sales 1.2%, due to the acquisition of the Bénédicta® sauce business in France in the second quarter of Fiscal 2009.

Gross profit decreased $83 million, or 12.3%, to $590 million, and the gross profit margin decreased to 35.8% from 37.2%. The decline in gross profit is largely due to unfavorable foreign exchange translation rates, the cross currency rate movements in the British Pound versus the euro and U.S. dollar, increased commodity costs and lower volume. These declines were partially mitigated by higher pricing, productivity improvements and the favorable impact from the Bénédicta® acquisition. Operating income decreased $31 million, or 10.8%, to $260 million, reflecting unfavorable foreign currency translation and transaction impacts.

Asia/Pacific

Heinz Asia/Pacific sales increased $117 million, or 13.9%, to $961 million. Acquisitions increased sales 16.1% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Unfavorable exchange translation rates decreased sales by 4.7%. Pricing increased 3.7%, reflecting current and prior year increases on ABC® sauces, syrup and drinks in Indonesia as well as both reduced promotions and the carryover impact of prior year price increases in New Zealand. This was partially offset by reduced pricing on Long Fong® frozen products in China due to increased promotions. Volume decreased 1.3%, as significant growth in Complan® and Glucon D® nutritional beverages in India were more than offset by declines on Long Fong ® frozen products in China, ABC® sardines in Indonesia and general softness in both Australia and New Zealand, which are being impacted by competitive activity.

Gross profit increased $13 million, or 4.6%, to $299 million, and the gross profit margin declined to 31.1% from 33.9%. The increase in gross profit was due to higher pricing and productivity improvements. These increases were partially offset by increased commodity costs, which include the impact of cross-currency rates on inventory costs, unfavorable foreign exchange translation rates and declines in our Long Fong® business where we are revising our distribution system and streamlining product offerings. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. Operating income decreased by $11 million, or 9.3%, to $106 million, as increased SG&A, largely due to acquisitions and increased marketing investments, more than offset the increase in gross profit.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $9 million, or 1.2%, to $726 million. Pricing increased sales 5.2%, largely due to the carryover impact of prior year price increases on Heinz® ketchup, portion control condiments, tomato products and frozen soup as well as decreased promotional spending on portion control condiments. Volume decreased by 5.6%, due to softness in U.S. restaurant traffic and sales, promotional timing, targeted SKU reductions, and increased competition. Divestitures reduced sales 0.8%.

Gross profit increased $16 million, or 9.0%, to $195 million, and the gross profit margin increased to 26.9% from 24.4%, as pricing and productivity improvements more than offset unfavorable volume and the impact of reduced inventory levels. Operating income increased $11 million, or 17.7%, to $75 million, which is primarily due to gross profit improvements and reduced S&D reflecting productivity projects, tight cost control and reduced fuel costs. These improvements were partially offset by higher G&A resulting from increased incentive compensation accruals and a prior year gain on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $52 million, or 22.1%, to $284 million. Foreign exchange translation rates decreased sales 2.0%. Higher pricing increased sales by 24.3%, largely due to current and prior year price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume decreased 1.2% as declines in the Middle East and South Africa were partially offset by increases in ketchup and baby food in Latin America. Acquisitions increased sales 1.0% due to the prior year acquisition of Papillon, a chilled products business in South Africa.

Gross profit increased $25 million, or 30.8%, to $105 million, due mainly to increased pricing, partially offset by increased commodity costs. Operating income increased $11 million, or 41.5% to $39 million, as the increase in gross profit was partially offset by higher S&D and G&A reflecting inflation in Latin America.

Liquidity and Financial Position

For the first six months of Fiscal 2010, cash provided by operating activities was $509 million compared to $214 million in the prior year. The significant improvement in the first six months of Fiscal 2010 versus Fiscal 2009 was primarily due to favorable movements in receivables and inventories and reduced tax payments. Additionally, $126 million of cash was received in the current year in connection with an accounts receivable securitization program (see additional explanation below), which partially offset discretionary contributions made in Fiscal 2010 to fund the Company’s pension plans. In Fiscal 2010, the Company also received $48 million of cash from the termination of a total rate of return swap and $32 million of cash from the maturity of foreign currency contracts that were used as an economic hedge of certain intercompany transactions. In the prior year, the Company received $82 million of cash from the settlement and maturity of foreign currency contracts that were put in place to help mitigate the impact of translation associated with key foreign currencies (see Note 14, “Derivative Financial Instruments and Hedging Activities” for additional information). The Company’s cash conversion cycle improved four days, to 49 days in the first six months of Fiscal 2010. Receivables accounted for four days of the improvement, three days of which is a result of the accounts receivable securitization program. There was a five day improvement in inventories as a result of the Company’s efforts to reduce inventory levels. Accounts payable partially offset these improvements, with a five day decrease, a portion of which reflects inventory reductions and the resulting decrease in the amounts due to suppliers.

During the first six months of Fiscal 2010, the Company made $228 million of contributions to the pension plans compared to $41 million in the prior year. Of this $228 million of payments, $200 million were discretionary contributions that were made as a result of adverse conditions in the global equity and bond markets. The Company expects to make approximately $260 million of pension contributions in Fiscal 2010, of which $200 million would be discretionary, however actual contributions may be affected by pension asset and liability valuations during the year.

During the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of October 28, 2009 was $126 million.

Cash provided by investing activities totaled $103 million compared to cash used of $232 million last year. In the current year, proceeds from divestitures, net of acquisitions, provided cash of $9 million which primarily related to the sale of our non-core Kabobs frozen hors d’oeuvres foodservice business in the U.S. Cash paid for acquisitions, net of divestitures, required $103 million in the prior year, primarily related to the acquisition of the Bénédicta® sauce business in France, partially offset by the sale of a small domestic portion control foodservice business. Capital expenditures totaled $96 million (1.9% of sales) compared to $124 million (2.4% of sales) in the prior year, reflecting the elimination of non-critical capital spending in the current year and the timing of project spending. Proceeds from disposals of property, plant and equipment were $1 million in both the current and prior years. The current year decrease in restricted cash represents collateral that was returned to the Company in connection with the termination of a total rate of return swap in August 2009.

Cash used for financing activities in the current year totaled $601 million compared to $449 million of cash provided last year. Proceeds from long-term debt were $433 million in the current year reflecting the July 2009 issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz. These notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes. In addition, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010. Payments on long-term debt were $359 million in the current year primarily reflecting cash payments on the dealer remarketable securities exchange transaction discussed below. Proceeds from long-term debt were $850 million in the prior year. The prior year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of HFC Series B Preferred Stock. The proceeds from both of these prior year transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock. As a result, payments on long-term debt were $338 million in the prior year. Net payments on commercial paper and short-term debt were $427 million this year compared to proceeds from commercial paper and short-term debt of $118 million in the prior year. Cash proceeds from option exercises provided $5 million of cash in the current year, and the Company had no treasury stock purchases in the current year. Cash proceeds from option exercises, net of treasury stock purchases, were $80 million in the prior year. Dividend payments totaled $266 million this year, compared to $263 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.68.

On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and $218 million of cash, in exchange for $681 million of its outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the dealer remarketable securities exchange transaction. See Note 14, “Derivative Financial Instruments and Hedging Activities” for additional information.

At October 28, 2009, the Company had total debt of $4.90 billion (including $231 million relating to hedge accounting adjustments) and cash and cash equivalents of $461 million. Total debt balances since prior year end declined $243 million as a result of the items discussed above.

The Company and HFC maintain $1.8 billion of credit agreements, consisting of a $1.2 billion Three-Year Credit Agreement which expires in April 2012 and a $600 million 364-Day Credit Agreement. These agreements support the Company’s commercial paper borrowings, $252 million of Australian denominated borrowings and certain domestic borrowings. As a result, the commercial paper, Australian denominated borrowings and domestic borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper outstanding was $231 million at October 28, 2009 compared to $640 million at April 29, 2009. These credit agreements include a leverage ratio covenant in addition to customary covenants, and the Company was in compliance with all of its covenants as of October 28, 2009. In addition, the Company maintains in excess of $500 million of other credit facilities used primarily by the Company’s foreign subsidiaries.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital spending, debt maturities, acquisitions, share repurchases and dividends to shareholders. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

As of October 28, 2009, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

The Company continues to assess opportunities to divest small non-core businesses that could help us further simplify our global portfolio. On November 23, 2009, the Company completed the sale of its private label frozen desserts business in the U.K. This business had annual sales of approximately $82 million in Fiscal 2009. The disposal transaction included two factories in Okehampton and Leamington Spa, England. As a result of this transaction, the Company will recognize a pretax loss of approximately $33 million ($25 million after-tax), which will be recorded in discontinued operations in the third quarter of Fiscal 2010. This sale, and other potential current year divestitures, are not expected to significantly affect the Company’s profit on a continuing operations basis going forward.

Also, on November 23, 2009, the Company acquired Arthur’s Fresh Company, a small chilled smoothies business in Canada.

Inflation

The Company operates in certain countries around the world, such as Venezuela, that have previously experienced hyperinflation. In hyperinflationary foreign countries, the Company attempts to mitigate the effects of inflation by increasing prices in line with inflation, whenever possible. The Company’s business in Venezuela generates approximately 3% of the Company’s consolidated net sales. The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, which is consistent with guidance from the Center for Audit Quality SEC Regulations Committee’s International Practices Task Force. The official exchange rate has been fixed at 2.15 Venezuelan bolivar fuertes to the U.S. dollar, despite significant inflation in recent periods. As a result of this escalating inflation in Venezuela during the past few years, it is possible that Venezuela may be considered a highly inflationary economy in the near future. If that occurs and if the Company were to use the parallel market rate to translate the financial statements, or if there is a devaluation of the official exchange rate in the future, the Company’s financial results and financial position would be negatively impacted.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 28, 2009. For additional information, refer to pages 24-25 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $85 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

On September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

Business Combinations and Consolidation

On April 30, 2009, the Company adopted new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations impacts the accounting for any business combinations completed after April 29, 2009. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. The guidance on noncontrolling interests changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with this guidance. All other requirements of this guidance will be applied prospectively. The adoption of the guidance on noncontrolling interests did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of October 28, 2009, the Company has approximately $284 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets, exit liabilities and purchase price allocations. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 13, “Fair Value Measurements,” for additional information.

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of this guidance had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the second quarters of Fiscal 2010 and 2009. The adoption had less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the first six months of Fiscal 2010 and a $0.01 impact on basic and diluted earnings per share from continuing operations for the first six months of Fiscal 2009. See Note 9, “Net Income per Common Share,” for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting this guidance in the fourth quarter of Fiscal 2010.

Other Areas

In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance describes the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and provides guidance on the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the first quarter of Fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, economic or political instability in those markets, particularly in Venezuela, and the performance of business in hyperinflationary environments,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in the Company’s market risk during the six months ended October 28, 2009. For additional information, refer to pages 25-27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and in various other nations where it does business.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements and environmental laws. Other factors impacting our operations in the U.S., Venezuela, and other international locations where the Company does business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, conducting business in hyperinflationary environments, and terrorist acts and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the second quarter of Fiscal 2010. As of October 28, 2009, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of H. J. Heinz Company was held in Pittsburgh, Pennsylvania, on August 12, 2009. The following individuals were elected as directors for terms expiring at the next annual meeting of the shareholders.

		Shares
Director	Shares For	Against	Abstentions

W. R. Johnson	246,516,101	10,328,965	1,102,815
C. E. Bunch	242,553,840	14,390,511	1,003,530
L. S. Coleman, Jr.	247,730,044	9,139,072	1,078,765
J. G. Drosdick	252,721,547	4,171,061	1,055,273
E. E. Holiday	240,078,820	16,757,502	1,111,559
C. Kendle	250,396,880	6,458,788	1,092,213
D. R. O’Hare	249,824,742	7,042,671	1,080,468
N. Peltz	251,464,590	5,356,471	1,126,820
D. H. Reilley	249,976,945	6,915,398	1,055,538
L. C. Swann	252,713,942	4,132,830	1,101,109
T. J. Usher	249,770,992	7,162,546	1,014,343
M. F. Weinstein	249,665,881	7,185,081	1,096,919

Shareholders also acted upon the following proposals at the Annual Meeting:

Ratified the Audit Committee’s recommendation to appoint PricewaterhouseCoopers, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending April 28, 2010. Votes totaled 250,572,633 for, 6,406,285 against or withheld, and 968,963 abstentions.

Approved the amendment of the By-Laws to add a right permitting holders of 25% of the voting power of the outstanding shares to call a special meeting of shareholders. Votes totaled 252,590,546 for, 3,764,948 against or withheld, and 1,592,387 abstentions.

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

   10(a). Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting).

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

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

   101.INS XBRL Instance Document*

   101.SCH XBRL Schema Document*

   101.CAL XBRL Calculation Linkbase Document*

   101.LAB XBRL Labels Linkbase Document*

   101.PRE XBRL Presentation Linkbase Document*

   101.DEF XBRL Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
  (Registrant)

Date: November 24, 2009

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 24, 2009

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

   10(a). Management contracts and compensatory plans:

   (i) Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting).

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