Form 10-Q
period 2010-01-27
HEINZ H J CO
filed 2010-02-25
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2010
OR
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 27, 2010 was 316,236,278 shares.

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JANUARY 27, 2010 AND JANUARY 28, 2009
OPERATING RESULTS BY BUSINESS SEGMENT
NINE MONTHS ENDED JANUARY 27, 2010 AND JANUARY 28, 2009
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
Item 6. Exhibits
EXHIBIT INDEX DESCRIPTION OF EXHIBIT
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 27, 2010	January 28, 2009
	FY 2010	FY 2009
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$2,681,702	$2,379,711
Cost of products sold	1,676,436	1,528,997

Gross profit	1,005,266	850,714
Selling, general and administrative expenses	568,756	467,272

Operating income	436,510	383,442
Interest income	4,166	25,713
Interest expense	71,978	95,931
Other (expense)/income, net	(2,438)	17,498

Income from continuing operations before income taxes	366,260	330,722
Provision for income taxes	99,523	85,659

Income from continuing operations	266,737	245,063
Loss from discontinued operations, net of tax	(35,588)	(1,287)

Net income	231,149	243,776
Less: Net income attributable to the noncontrolling interest	2,622	1,513

Net income attributable to H. J. Heinz Company	$228,527	$242,263

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.83	$0.76
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.11)	—

Net income attributable to H. J. Heinz Company common shareholders	$0.72	$0.76

Average common shares outstanding—diluted	318,036	318,733

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.83	$0.77
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.11)	—

Net income attributable to H. J. Heinz Company common shareholders	$0.72	$0.77

Average common shares outstanding—basic	315,955	314,538

Cash dividends per share	$0.42	$0.415

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$264,115	$243,550
Loss from discontinued operations, net of tax	(35,588)	(1,287)

Net income	$228,527	$242,263

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 27, 2010	January 28, 2009
	FY 2010	FY 2009
	(Unaudited)
	(In thousands, Except
	per Share Amounts)

Sales	$7,770,173	$7,495,563
Cost of products sold	4,939,349	4,802,027

Gross profit	2,830,824	2,693,536
Selling, general and administrative expenses	1,616,837	1,530,058

Operating income	1,213,987	1,163,478
Interest income	40,341	47,984
Interest expense	226,592	254,514
Other (expense)/income, net	(17,478)	97,125

Income from continuing operations before income taxes	1,010,258	1,054,073
Provision for income taxes	273,301	290,883

Income from continuing operations	736,957	763,190
Loss from discontinued operations, net of tax	(49,389)	(2,671)

Net income	687,568	760,519
Less: Net income attributable to the noncontrolling interest	15,042	12,582

Net income attributable to H. J. Heinz Company	$672,526	$747,937

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.27	$2.35
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.16)	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$2.11	$2.34

Average common shares outstanding—diluted	317,627	317,995

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.28	$2.38
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.16)	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$2.13	$2.38

Average common shares outstanding—basic	315,519	313,417

Cash dividends per share	$1.26	$1.245

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$721,915	$750,608
Loss from discontinued operations, net of tax	(49,389)	(2,671)

Net income	$672,526	$747,937

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2010	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$562,307	$373,145
Trade receivables, net	784,865	881,164
Other receivables, net	293,768	290,633
Inventories:
Finished goods and work-in-process	1,015,976	973,983
Packaging material and ingredients	360,194	263,630

Total inventories	1,376,170	1,237,613

Prepaid expenses	131,796	125,765
Other current assets	107,668	36,701

Total current assets	3,256,574	2,945,021

Property, plant and equipment	4,420,277	4,109,562
Less accumulated depreciation	2,361,691	2,131,260

Total property, plant and equipment, net	2,058,586	1,978,302

Goodwill	2,826,752	2,687,788
Trademarks, net	918,187	889,815
Other intangibles, net	415,441	405,351
Long-term restricted cash	—	192,736
Other non-current assets	595,645	565,171

Total other non-current assets	4,756,025	4,740,861

Total assets	$10,071,185	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2010	April 29, 2009*
	FY 2010	FY 2009
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$43,632	$61,297
Portion of long-term debt due within one year	4,897	4,341
Trade payables	917,804	955,430
Other payables	134,997	157,877
Salaries and wages	89,410	91,283
Accrued marketing	318,058	233,316
Other accrued liabilities	491,007	485,406
Income taxes	88,710	73,896

Total current liabilities	2,088,515	2,062,846

Long-term debt	4,764,221	5,076,186
Deferred income taxes	533,690	345,749
Non-pension post-retirement benefits	222,919	214,786
Other liabilities	571,695	685,512

Total long-term liabilities	6,092,525	6,322,233

Equity:
Capital stock	107,844	107,844
Additional capital	665,744	737,917
Retained earnings	6,797,957	6,525,719

	7,571,545	7,371,480
Less:
Treasury stock at cost (114,860 shares at January 27, 2010 and 116,237 shares at April 29, 2009)	4,818,295	4,881,842
Accumulated other comprehensive loss	929,597	1,269,700

Total H. J. Heinz Company shareholders’ equity	1,823,653	1,219,938
Noncontrolling interest	66,492	59,167

Total equity	1,890,145	1,279,105

Total liabilities and equity	$10,071,185	$9,664,184

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Noncontrolling (minority) interest has been reclassified and presented as a component of equity as a result of the adoption of new accounting guidance (see Note 3).

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 27, 2010	January 28, 2009
	FY 2010	FY 2009
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$687,568	$760,519
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	183,912	182,466
Amortization	35,524	29,337
Deferred tax provision	204,246	68,215
Pension contributions	(242,404)	(54,778)
Other items, net	146,728	(14,356)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables securitization facility	146,800	—
Receivables	11,102	(86,889)
Inventories	(81,201)	(154,143)
Prepaid expenses and other current assets	6,240	(5,638)
Accounts payable	(112,512)	(192,327)
Accrued liabilities	61,210	(50,028)
Income taxes	(45,091)	23,539

Cash provided by operating activities	1,002,122	505,917

Cash Flows from Investing Activities:
Capital expenditures	(150,419)	(183,447)
Proceeds from disposals of property, plant and equipment	1,334	1,366
Acquisitions, net of cash acquired	(73,376)	(287,059)
Proceeds from divestitures	18,417	12,895
Change in restricted cash	192,736	(192,736)
Other items, net	(5,262)	(1,916)

Cash used for investing activities	(16,570)	(650,897)

Cash Flows from Financing Activities:
Payments on long-term debt	(622,704)	(361,193)
Proceeds from long-term debt	440,117	849,844
Net (payments on)/proceeds from commercial paper and short-term debt	(253,168)	179,200
Dividends	(399,615)	(394,317)
Purchases of treasury stock	—	(181,431)
Exercise of stock options	22,465	263,235
Other items, net	9,300	6,149

Cash (used for)/provided by financing activities	(803,605)	361,487

Effect of exchange rate changes on cash and cash equivalents	7,215	(143,253)

Net increase in cash and cash equivalents	189,162	73,254
Cash and cash equivalents at beginning of year	373,145	617,687

Cash and cash equivalents at end of period	$562,307	$690,941

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Certain prior year amounts have been reclassified to conform with the Fiscal 2010 presentation. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 29, 2009. Subsequent events occurring after January 27, 2010 were evaluated through February 25, 2010, the date these financial statements were issued.

(2)	Venezuela

Foreign Currency

The local currency in Venezuela is the bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has historically been successful in obtaining U.S. dollars at the official exchange rate for imports of ingredients, packaging, manufacturing equipment, and other necessary inputs, and for dividend remittances, albeit on a delay. While an unregulated parallel market exists for exchanging VEF for U.S dollars through securities transactions, our Venezuelan subsidiary has no recent history of entering into such exchange transactions.

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are translated using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations.

During the third quarter of Fiscal 2010, the Company recorded a $59 million currency translation loss as a result of the currency devaluation, which has been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $66 million at January 27, 2010.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three year period meets or exceeds 100 percent. Based on the blended National Consumer

Price Index, the Venezuelan economy exceeded the three year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary will be consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our fiscal fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary will be remeasured into the Company’s reporting currency (U.S. dollars) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At January 27, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $36.9 million.

(3)	Recently Issued Accounting Standards

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of January 27, 2010, the Company has approximately $323 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

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

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 14 for additional information.

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of this guidance had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the third quarters of Fiscal 2010 and 2009. The adoption had no impact on net income and a $0.01 impact on basic and diluted earnings per share from continuing operations for the first nine months of Fiscal 2010 and 2009. See Note 10 for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. As this guidance only requires enhanced disclosures, its adoption during the fourth quarter of Fiscal 2010 will have no impact on the Company’s financial position, results of operations, or cash flows.

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

(4)	Discontinued Operations

During the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $14.5 million pre-tax ($10.4 million after-tax) loss. Also during the third quarter, the Company completed the sale of its private label frozen desserts business in the U.K., resulting in a $31.4 million pre-tax ($23.6 million after-tax) loss. During the second quarter of Fiscal 2010, the Company completed the sale of its Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss. The losses on each of these transactions have been recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
	(Millions of Dollars)

Sales	$10.9	$34.9	$63.7	$114.8
Net after-tax losses	$(1.6)	$(1.3)	$(4.5)	$(2.7)
Tax benefit on losses	$0.5	$0.3	$1.8	$0.4

(5)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 27, 2010, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
			(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(557)	(1,433)	—	—	(1,990)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	14,501	83,229	39,706	—	472	137,908

Balance at January 27, 2010	$1,095,720	$1,173,187	$286,495	$257,674	$13,676	$2,826,752

During the third quarter of Fiscal 2010, the Company acquired Arthur’s Fresh Company, a small chilled smoothies business in Canada. The Company recorded a preliminary purchase price allocation related to this acquisition, which is expected to be finalized upon completion of valuation procedures. Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward. Pro-forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. Also during the third quarter, the Company finalized the purchase price allocation for the Golden Circle acquisition resulting primarily in adjustments between goodwill, other intangibles and income taxes. All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010.

During Fiscal 2010, the Company divested its Kabobs and Appetizers And, Inc. frozen hors d’oeuvres businesses within the U.S. Foodservice segment, and completed the sale of its private label frozen desserts business in the U.K. These sale transactions resulted in disposals of goodwill, trademarks and other intangible assets. See Note 4 for additional information.

Trademarks and other intangible assets at January 27, 2010 and April 29, 2009, subject to amortization expense, are as follows:

	January 27, 2010			April 29, 2009
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$277,054	$(76,076)	$200,978	$272,710	$(71,138)	$201,572
Licenses	208,186	(151,078)	57,108	208,186	(146,789)	61,397
Recipes/processes	77,924	(25,617)	52,307	72,988	(22,231)	50,757
Customer-related assets	182,195	(40,762)	141,433	179,657	(38,702)	140,955
Other	67,883	(55,055)	12,828	68,128	(55,091)	13,037

	$813,242	$(348,588)	$464,654	$801,669	$(333,951)	$467,718

Amortization expense for trademarks and other intangible assets was $6.7 million for both of the third quarters ended January 27, 2010 and January 28, 2009, and $20.6 million and $21.1 million for the nine months ended January 27, 2010 and January 28, 2009, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 27, 2010, annual amortization expense for each of the next five fiscal years is estimated to be approximately $27 million.

Intangible assets not subject to amortization at January 27, 2010 totaled $869.0 million and consisted of $717.2 million of trademarks, $119.5 million of recipes/processes, and $32.3 million of licenses. Intangible assets not subject to amortization at April 29, 2009 totaled $827.4 million and consisted of $688.2 million of trademarks, $111.6 million of recipes/processes, and $27.6 million of licenses.

(6)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $61.4 million and $86.6 million, at January 27, 2010 and April 29, 2009, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $43.3 million and $51.9 million, at January 27, 2010 and April 29, 2009, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $10.5 million in the next 12 months due to the expiration of statutes in various foreign jurisdictions along with the progression of federal, state, and foreign audits in process.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at January 27, 2010 was $18.2 million and $1.3 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2009 were $22.5 million and $2.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2007 for the U.S. and the United Kingdom, through Fiscal 2005 for Canada and Italy, and through Fiscal 2004 for Australia.

The effective tax rate for the nine months ended January 27, 2010 was 27.1% compared to 27.6% last year. The decrease in the effective tax rate resulted primarily from increased benefits related to on-going tax planning, along with increased benefits resulting from resolutions and settlements of federal, state, and foreign uncertain tax positions, partially offset by a prior year discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million.

(7)	Employees’ Stock Incentive Plans and Management Incentive Plans

At January 27, 2010, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 55 to 60 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $8.1 million and $2.5 million for the third quarter ended January 27, 2010 and $25.4 million and $7.9 million for the nine months ended January 27, 2010, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $8.0 million and $2.9 million for the third quarter ended January 28, 2009 and $31.2 million and $10.8 million for the nine months ended January 28, 2009, respectively.

The Company granted 1,755,714 and 1,539,703 option awards to employees during the nine months ended January 27, 2010 and January 28, 2009, respectively. The weighted average fair value per share of the options granted during the nine months ended January 27, 2010 and January 28, 2009 as computed using the Black-Scholes pricing model, was $4.70 and $5.77, respectively. These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 27,	January 28,
	2010	2009

Dividend yield	4.3%	3.3%
Expected volatility	20.2%	14.9%
Weighted-average expected life (in years)	5.5	5.5
Risk-free interest rate	2.7%	3.1%

The Company granted 511,432 and 476,682 restricted stock units to employees during the nine months ended January 27, 2010 and January 28, 2009 at weighted average grant prices of $39.09 and $50.26, respectively.

In June of Fiscal 2010, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 30, 2009. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2011 year end, plus dividends paid over the 2 year performance period. The compensation cost related to current and prior period LTPP awards recognized in G&A, and the related tax benefit was $7.2 million and $2.4 million for the third quarter ended January 27, 2010 and $15.2 million and $5.1 million for the nine months ended January 27, 2010, respectively. The compensation (benefit)/cost related to LTPP awards recognized in G&A, and the related tax (expense)/benefit was $(0.6) million and $(0.2) million for the third quarter ended January 28, 2009 and $12.1 million and $4.2 million for the nine months ended January 28, 2009, respectively.

(8)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	Pension Benefits		Post-Retirement Benefits
	(Thousands of Dollars)

Service cost	$8,528	$7,600	$1,507	$1,586
Interest cost	37,803	33,111	3,785	3,787
Expected return on plan assets	(53,560)	(47,816)	—	—
Amortization of prior service cost	521	733	(948)	(957)
Amortization of unrecognized loss	13,523	7,711	135	918
Settlement charge	498	—	—	—
Curtailment gain	(297)	—	—	—

Net periodic benefit cost	7,016	1,339	4,479	5,334

Less periodic benefit cost associated with discontinued operations	132	301	—	—

Periodic benefit cost associated with continuing operations	$6,884	$1,038	$4,479	$5,334

	Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	Pension Benefits		Post-Retirement Benefits
		(Thousands of Dollars)

Service cost	$24,314	$26,365	$4,476	$4,925
Interest cost	112,803	112,195	11,282	11,581
Expected return on plan assets	(159,335)	(162,093)	—	—
Amortization of prior service cost	1,598	2,460	(2,849)	(2,854)
Amortization of unrecognized loss	40,458	25,281	405	2,763
Settlement charge	2,587	—	—	—
Curtailment gain	(297)	—	—	—

Net periodic benefit cost	22,128	4,208	13,314	16,415

Less periodic benefit cost associated with discontinued operations	924	1,080	—	—

Periodic benefit cost associated with continuing operations	$21,204	$3,128	$13,314	$16,415

During the first nine months of Fiscal 2010, the Company contributed $242 million to these defined benefit plans, of which $200 million was discretionary. The Company will likely make additional discretionary contributions to the defined benefit plans during the fourth quarter of Fiscal 2010, which could be well above normal contribution levels. Determination of such amounts will be based on external market conditions, plan status, and cash flow performance.

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

U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, frozen soups and desserts.

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

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
		(Thousands of Dollars)

Net external sales:
North American Consumer Products	$815,042	$761,605	$2,333,795	$2,330,065
Europe	878,263	783,675	2,493,054	2,543,673
Asia/Pacific	500,060	354,430	1,461,251	1,198,401
U.S. Foodservice	355,091	366,198	1,064,549	1,076,877
Rest of World	133,246	113,803	417,524	346,547

Consolidated Totals	$2,681,702	$2,379,711	$7,770,173	$7,495,563

Operating income (loss):
North American Consumer Products	$207,048	$191,437	$592,121	$551,048
Europe	156,094	136,005	420,089	432,311
Asia/Pacific	47,574	31,489	153,882	148,715
U.S. Foodservice	42,383	35,521	116,699	96,432
Rest of World	16,771	11,786	55,740	39,325
Other:
Non-Operating(a)	(33,360)	(22,796)	(108,795)	(104,353)
Upfront productivity charges(b)	—	—	(15,749)	—

Consolidated Totals	$436,510	$383,442	$1,213,987	$1,163,478

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure that were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
		(Thousands of Dollars)

Ketchup and Sauces	$1,087,155	$1,000,414	$3,266,101	$3,176,066
Meals and Snacks	1,176,485	1,036,324	3,205,882	3,188,868
Infant/Nutrition	280,454	252,797	863,982	830,235
Other	137,608	90,176	434,208	300,394

Total	$2,681,702	$2,379,711	$7,770,173	$7,495,563

(10)	Net Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
	(In Thousands)

Income from continuing operations attributable to H. J. Heinz Company	$264,115	$243,550	$721,915	$750,608
Allocation to participating securities (See Note 3)	580	930	1,863	3,385
Preferred dividends	3	3	9	9

Income from continuing operations applicable to common stock	$263,532	$242,617	$720,043	$747,214

Average common shares outstanding—basic	315,955	314,538	315,519	313,417
Effect of dilutive securities:
Convertible preferred stock	105	108	105	106
Stock options, restricted stock and the global stock purchase plan	1,976	4,087	2,003	4,472

Average common shares outstanding—diluted	318,036	318,733	317,627	317,995

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 4.3 million shares of common stock for the third quarter and nine months ended January 27, 2010 and 2.8 million shares of common stock for the third quarter and nine months ended January 28, 2009 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2016.

(11)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
		(Thousands of Dollars)

Net income	$231,149	$243,776	$687,568	$760,519
Other comprehensive income/(loss):
Foreign currency translation adjustments	(171,327)	(224,542)	336,028	(1,062,731)
Reclassification of net pension and post-retirement benefit losses to net income	7,987	5,471	27,458	16,606
New measurement date provisions	—	—	—	1,506
Net deferred gains/(losses) on derivatives from periodic revaluations	(8,613)	(2,855)	(16,967)	14,991
Net deferred losses/(gains) on derivatives reclassified to earnings	819	(2,150)	970	798

Total comprehensive income/(loss)	60,015	19,700	1,035,057	(268,311)

Comprehensive income attributable to the noncontrolling interest	(3,319)	(163)	(20,230)	(166)

Comprehensive income/(loss) attributable to H. J. Heinz Company	$56,696	$19,537	$1,014,827	$(268,477)

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the third quarter and nine months ended January 27, 2010:

	Third Quarter Ended			Nine Months Ended
	H. J. Heinz	Noncontrolling		H. J. Heinz	Noncontrolling
	Company	Interest	Total	Company	Interest	Total
	(Thousands of Dollars)

Net income	$228,527	$2,622	$231,149	$672,526	$15,042	$687,568
Other comprehensive income:
Foreign currency translation adjustments	(173,044)	1,717	(171,327)	329,657	6,371	336,028
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	8,841	(854)	7,987	28,368	(910)	27,458
Net deferred losses on derivatives from periodic revaluations	(8,407)	(206)	(8,613)	(16,519)	(448)	(16,967)
Net deferred losses on derivatives reclassified to earnings	779	40	819	795	175	970

Total comprehensive income	$56,696	$3,319	$60,015	$1,014,827	$20,230	$1,035,057

(12)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
			(Thousands of Dollars)

Balance as of April 29, 2009	$1,279,105	$107,844	$737,917	$6,525,719	$(4,881,842)	$(1,269,700)	$59,167
Comprehensive income(1)	1,035,057	—	—	672,526	—	342,301	20,230
Dividends paid to shareholders of H. J. Heinz Company	(399,615)	—	—	(399,615)	—	—	—
Dividends paid to noncontrolling interest	(7,438)	—	—	—	—	—	(7,438)
Stock options exercised, net of shares tendered for payment	24,342	—	(8,949)	—	33,291	—	—
Stock option expense	6,754	—	6,754	—	—	—	—
Restricted stock unit activity	6,518	—	(13,555)	—	20,073	—	—
Change in ownership interest in subsidiary(2)	(61,874)	—	(54,209)	—	—	(2,198)	(5,467)
Other	7,296	—	(2,214)	(673)	10,183	—	—

Balance as of January 27, 2010	$1,890,145	$107,844	$665,744	$6,797,957	$(4,818,295)	$(929,597)	$66,492

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 11.

(2)	During the third quarter of Fiscal 2010, the Company acquired the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces, for $61.9 million. Prior to the transaction, the Company was the owner of 51% of the business.

(13)	Debt and Financing Arrangements

On June 12, 2009, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of January 27, 2010 was $146.8 million. The proceeds from this securitization program are recognized on the statements of cash flows as a component of operating activities.

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

On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and $217.5 million of cash, in exchange for $681 million of its outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89.0 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the dealer remarketable securities exchange transaction. See Note 15 for additional information.

During the second quarter of Fiscal 2010, the Company entered into a three-year 15 billion Japanese yen denominated credit agreement (approximately $167 million). This credit agreement is yen London Interbank Offered Rates (LIBOR) based and has been effectively converted to a U.S. dollar fixed rate facility using cross-currency interest rate swaps. See Note 15 for additional information.

During the third quarter of Fiscal 2010, the Company paid off its A$281 million Australian denominated borrowings ($257 million), which matured on December 16, 2009.

Also during the third quarter of Fiscal 2010, the Company entered into a C$25 million Canadian dollar uncommitted receivables sales facility. Under the terms of the agreement, the Company sells its receivables from time to time to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this agreement as of January 27, 2010 was $18.8 million.

The Company was in compliance with all of its debt covenants as of January 27, 2010.

(14)	Fair Value Measurements

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

Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs for the asset or liability.

As of January 27, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$144,069	$—	$144,069

Total assets at fair value	$—	$144,069	$—	$144,069

Liabilities:
Derivatives(a)	$—	$24,894	$—	$24,894

Total liabilities at fair value	$—	$24,894	$—	$24,894

As of April 29, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$219,845	$—	$219,845

Total assets at fair value	$—	$219,845	$—	$219,845

Liabilities:
Derivatives(a)	$—	$12,847	$—	$12,847

Total liabilities at fair value	$—	$12,847	$—	$12,847

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap was terminated in the second quarter of Fiscal 2010. As of April 29, 2009, the total rate of return swap was valued based on observable market swap rates and the Company’s credit spread, and was classified within Level 2 of the fair value hierarchy.

As of January 27, 2010, the fair values of the Company’s liabilities measured on a non-recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Liabilities:
Targeted workforce reduction reserves(a)	$—	$—	$1,288	$1,288

Total liabilities at fair value	$—	$—	$1,288	$1,288

(a)	Targeted workforce reduction reserves are recorded based on employees’ date of hire, years of service, position level, and current salary, and are classified within Level 3 of the fair value hierarchy.

The Company also recognized $1.4 million of non-cash asset write-offs during the first nine months of Fiscal 2010 related to a factory closure. The charge reduced the Company’s carrying value in the assets to net realizable value. The fair value of the assets was determined based on unobservable inputs.

As of January 27, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange. See Note 13. As of April 29, 2009, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value.

(15)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At January 27, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.77 billion, $1.52 billion and $167 million, respectively. At April 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.25 billion, $1.52 billion and $175 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of January 27, 2010 and April 29, 2009:

	January 27, 2010			April 29, 2009
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$6,183	$73,288	$—	$28,406	$64,502	$—
Other non-current assets	14,928	48,696	—	8,659	86,434	—

	21,111	121,984	—	37,065	150,936	—

Derivatives not designated as hedging instruments:
Other receivables, net	974	—	—	11,644	—	—
Other non-current assets	—	—	—	—	20,200	—

	974	—	—	11,644	20,200	—

Total assets	$22,085	$121,984	$—	$48,709	$171,136	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$14,926	$—	$3,342	$12,198	$—	$—
Other liabilities	537	—	720	598	—	—

	15,463	—	4,062	12,796	—	—

Derivatives not designated as hedging instruments:
Other payables	5,369	—	—	51	—	—
Other liabilities	—	—	—	—	—	—

	5,369	—	—	51	—	—

Total liabilities	$20,832	$—	$4,062	$12,847	$—	$—

Refer to Note 14—Fair Value Measurements for further information on how fair value is determined for the Company’s derivatives.

The following table presents the effect of derivative instruments on the statement of income for the third quarter ended January 27, 2010:

	Third Quarter Ended
	January 27, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(11,960)	$—	$(348)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(110)	$—	$—
Cost of products sold	(384)	—	—
Selling, general and administrative expenses	(50)	—	—
Other expense, net	(1,265)	—	1,372
Interest expense	12	—	(852)

	(1,797)	—	520

Fair value hedges:
Net losses recognized in other expense, net	—	(9,760)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(1,538)	—	—

	(1,538)	(9,760)	—

Total amount recognized in statement of income	$(3,335)	$(9,760)	$—

The following table presents the effect of derivative instruments on the statement of income for the nine months ended January 27, 2010:

	Nine Months Ended
	January 27, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(19,490)	$—	$(4,926)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,255	$—	$—
Cost of products sold	1,781	—	—
Selling, general and administrative expenses	87	—	—
Other expense, net	(3,901)	—	(656)
Interest expense	14	—	(975)

	(764)	—	(1,631)

Fair value hedges:
Net losses recognized in other expense, net	—	(28,952)	—
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	11,628	—	—
Net gains recognized in interest income	—	30,469	—

	11,628	30,469	—

Total amount recognized in statement of income	$10,864	$1,517	$—

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

The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.3 million (net of income taxes of $20.4 million) and gains of $3.6 million (net of income taxes of $2.3 million), which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the nine months ended January 27, 2010 and January 28, 2009, respectively.

Interest Rate Hedging:

The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States. Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $166.7 million as of January 27, 2010, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013.

Deferred Hedging Gains and Losses:

As of January 27, 2010, the Company is hedging forecasted transactions for periods not exceeding 5 years. During the next 12 months, the Company expects $4.4 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the third quarter and nine months ended January 27, 2010 and January 28, 2009. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarter and nine months ended January 27, 2010 and January 28, 2009.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $380.1 million and $349.1 million that did not meet the criteria for hedge accounting as of January 27, 2010 and April 29, 2009, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized (losses)/gains related to outstanding contracts totaled $(4.4) million and $11.6 million as of January 27, 2010 and April 29, 2009, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $1.4 million and losses of $2.9 million for the third quarter and nine months ended January 27, 2010, respectively, and gains of $17.3 million and $108.5 million for the third quarter and nine months ended January 28, 2009, respectively.

During the second quarter of Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of dealer remarketable securities discussed in Note 13. Upon termination of the swap, the Company received net cash proceeds of $47.6 million, in addition to the return of the $192.7 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $28.3 million for the nine months ended January 27, 2010, and $17.6 million for the nine months ended January 28, 2009, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees. Net unrealized gains related to this swap totaled $20.2 million as of April 29, 2009.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has adapted its strategies to address the current global economic environment, with an emphasis on:

•	Investing behind core brands, proven ideas and growth through innovation;

•	Focusing investments in marketing and research and development toward delivering value to consumers;

•	Continuing its focus on emerging markets where economic growth remains well above the global average;

•	Increasing margins through productivity initiatives, reductions in discretionary spending and tight management of fixed costs; and

•	Increasing cash flow through reductions in average inventory levels and management of capital spending.

During the third quarter of Fiscal 2010, the Company reported diluted earnings per share from continuing operations of $0.83, compared to $0.76 in the prior year. Several factors that have negatively impacted the Company’s financial results over the last year began to ease during the third quarter, including foreign exchange translation rates and commodity input costs. The impact of currency movements on EPS growth was not material for the third quarter, after taking into account the net effect of current and prior year currency translation contracts, as well as foreign currency movements on translation and particular transactions, such as inventory sourcing in the U.K. However, unfavorable currency movements significantly impacted the Company’s year-to-date results.

The increase in EPS from continuing operations for the third quarter reflects 12.7% growth in sales, a 180 basis point improvement in the gross profit margin, as well as a 40.7% increase in marketing investments. Third quarter sales benefited from combined volume and pricing gains of 3.0%, led by the emerging markets and our U.S. retail and U.K. businesses. Acquisitions and foreign exchange translation rates also had a favorable impact on sales. The gross profit margin increased as a result of productivity improvements and higher net pricing and volume, partially offset by higher commodity input costs. Our strong profit growth and focus on increasing cash flow generated $493 million of cash provided by operating activities during the third quarter, a $201 million increase from the prior year. Overall, the Company remains confident in its underlying business fundamentals and plans to continue executing its strategy.

Discontinued Operations

During the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $14.5 million pre-tax ($10.4 million after-tax) loss. Also during the third quarter, the Company completed the sale of its private label frozen desserts business in the U.K., resulting in a $31.4 million pre-tax ($23.6 million after-tax) loss. During the second quarter of Fiscal 2010, the Company completed the sale of its Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss. The losses on each of these transactions have been recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the

Company’s consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Third Quarter Ended		Nine Months Ended
	January 27, 2010	January 28, 2009	January 27, 2010	January 28, 2009
	FY 2010	FY 2009	FY 2010	FY 2009
	(Millions of Dollars)

Sales	$10.9	$34.9	$63.7	$114.8
Net after-tax losses	$(1.6)	$(1.3)	$(4.5)	$(2.7)
Tax benefit on losses	$0.5	$0.3	$1.8	$0.4

THREE MONTHS ENDED JANUARY 27, 2010 AND JANUARY 28, 2009

Results of Continuing Operations

Sales for the three months ended January 27, 2010 increased $302 million, or 12.7%, to $2.68 billion. Volume increased 1.2%, as favorable volume in our emerging markets and U.S. retail and U.K. businesses was partially offset by declines in U.S. Foodservice and Australia. Volume growth for the quarter was driven by investments in marketing and promotions and new products. The year over year comparative was also favorably impacted by customer buy-ins taken near the end of the second quarter last year in anticipation of price increases in the U.S. and U.K. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 15.5%. In addition, the Company’s top 15 brands performed well, with combined volume and pricing gains of 5.3%, led by the Heinz®, Ore-Ida®, Smart Ones®, Complan® and ABC® brands. Net pricing increased sales by 1.8%, largely due to the carryover impact of price increases taken in Fiscal 2009 across the Company’s portfolio to help offset increased commodity costs. Acquisitions, net of divestitures, increased sales by 2.9%. Foreign exchange translation rates increased sales by 6.9% compared to the third quarter of the prior year.

Gross profit increased $155 million, or 18.2%, to $1.01 billion, and the gross profit margin increased to 37.5% from 35.7%. The increase in gross margin reflects higher net pricing, increased volume and productivity improvements, partially offset by higher commodity costs, including the effect of transaction currency costs, and the impact of acquisitions that have gross margins below the Company average. Gross profit dollars were also favorably impacted by $56 million from foreign exchange translation rates, as well as acquisitions.

Selling, general and administrative expenses (“SG&A”) increased $101 million, or 21.7%, to $569 million, and increased as a percentage of sales to 21.2% from 19.6%. The increase primarily reflects additional investments in marketing, a $30 million impact from foreign exchange translation rates, higher pension costs, the timing of accrued incentive compensation expenses and a life insurance settlement benefit received in the third quarter of Fiscal 2009. In addition, selling and distribution expenses (“S&D”) increased reflecting the impact of acquisitions.

Operating income increased $53 million, or 13.8%, to $437 million, reflecting the items above, particularly higher volume and pricing, productivity improvements and a $26 million favorable impact from foreign exchange translation rates, partially offset by higher commodity costs, including a $10 million impact from unfavorable cross currency rate movements in the British pound versus the euro and U.S. dollar.

Net interest expense decreased $2 million, to $68 million, reflecting a $24 million decrease in interest expense and a $22 million decrease in interest income. Interest expense in the current year benefited from lower average interest rates, while prior year interest expense was unfavorably impacted by a higher coupon on the dealer remarketable securities (“DRS”). The majority of the DRS were exchanged for new notes in August 2009 (see below in “Liquidity and Financial Position” for further explanation of this transaction). The decline in interest income was largely due to an $18 million gain in the prior year on a total rate of return swap, which was terminated in August

2009 in connection with the DRS exchange transaction (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information). Other expenses, net, increased $20 million primarily due to prior year currency gains related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009.

The effective tax rate for the current quarter was 27.2%, an increase of 130 basis points compared to 25.9% last year. The increase in the effective tax rate is primarily due to increased income in higher tax rate jurisdictions.

Income from continuing operations attributable to H. J. Heinz Company was $264 million compared to $244 million in the prior year, an increase of 8.4%. The increase is due to higher operating income, partially offset by the prior year currency gains discussed above and a higher effective tax rate in the current year. Diluted earnings per share from continuing operations was $0.83 in the current year compared to $0.76 in the prior year, up 9.2%. EPS growth was favorably impacted by $0.01 from currency movements, after taking into account the net effect of current and prior year currency translation contracts, as well as foreign currency movements on translation and U.K. transaction costs.

Foreign currency movements on translation in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $53 million, or 7.0%, to $815 million. Volume increased 2.8%, as improvements in our U.S. business were partially offset by declines in Canada. Volume improvements resulted from new product introductions, particularly new TGI Friday’s® Skillet Meals items, and investments in marketing and promotions to help offset aggressive competitor promotional activity. Volume was also favorably impacted by a shift in the timing of sales resulting from a buy-in by customers in the prior year second quarter in anticipation of price increases. The buy-in resulted in a shift in volume from the third quarter to the second quarter of last year and impacted Smart Ones® frozen entrees and Ore-Ida® frozen potatoes. Strong volume was also reported on Heinz® ketchup and gravy. These improvements were partially offset by declines in frozen snacks. Net prices grew 1.0% reflecting the carryover impact of price increases taken in the fourth quarter of Fiscal 2009, partially offset by increased promotional spending, particularly on Smart Ones® frozen entrees. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, at the beginning of the third quarter of this year increased sales 0.3%. Favorable Canadian exchange translation rates increased sales 3.0%.

Gross profit increased $46 million, or 14.7%, to $359 million, and the gross profit margin increased to 44.1% from 41.2%. The gross margin improvement was driven by volume and productivity improvements, increased pricing and favorable product mix. Gross profit dollars were also favorably impacted by Canadian exchange translation rates. Operating income increased $16 million, or 8.2%, to $207 million, reflecting the improvement in gross profit, partially offset by increased marketing investment, pension costs and accrued incentive compensation expense.

Europe

Heinz Europe sales increased $95 million, or 12.1%, to $878 million. Favorable foreign exchange translation rates increased sales by 9.7% reflecting improvements in the euro and British pound. Volume increased 3.0%, largely due to increased marketing and promotional activities on Heinz® products in the U.K. and increased ketchup sales in Russia. Volume was also favorably impacted by a buy-in by customers in the U.K. in the second quarter of the prior year in anticipation of price increases. The buy-in resulted in lower volumes in the prior year third quarter, primarily impacting Heinz® ketchup and salad cream. These improvements were partially offset by declines in frozen products in the U.K., reflecting promotional timing, and the rationalization of low-margin private label sauces in France. Net pricing decreased 0.5%, as increased promotional activity in the U.K. was partially offset by the carryover impact of price increases taken in the fourth quarter of Fiscal 2009.

Gross profit increased $47 million, or 16.1%, to $339 million, and the gross profit margin increased to 38.6% from 37.2%. The increase in gross margin was largely due to volume and productivity improvements as well as favorable product mix, partially offset by increased commodity costs, including the unfavorable cross currency rate movements in the British pound versus the euro and U.S. dollar. Foreign exchange translation rates had a favorable impact on gross profit dollars. Operating income increased $20 million, or 14.8%, to $156 million, due to the increase in gross profit, partially offset by higher SG&A expense, which reflects the impact of foreign currency translation rates, marketing investments and higher accrued incentive compensation expense.

Asia/Pacific

Heinz Asia/Pacific sales increased $146 million, or 41.1%, to $500 million. Favorable exchange translation rates increased sales by 19.9%, largely due to the improvements in the Australian and New Zealand dollars. Acquisitions increased sales 18.5% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Volume increased 2.5%, as marketing investments, new products and higher consumer demand drove significant growth in ABC® sauces and beverages in Indonesia, Complan® and Glucon D® nutritional beverages in India and ketchup and sauces in China. These improvements were offset by declines in Australia resulting from increased competitor promotional activities and reduced demand. Pricing increased 0.3%, reflecting current and prior year increases on ABC® sauces in Indonesia as well as the carryover impact of prior year price increases in New Zealand and India.

Gross profit increased $38 million, or 34.1%, to $149 million, and the gross profit margin declined to 29.8% from 31.3%. The increase in gross profit was due to higher volume, productivity improvements and favorable foreign exchange translation rates. These improvements were partially offset by increased commodity costs. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. Operating income increased by $16 million, or 51.1%, to $48 million, primarily reflecting the increase in gross profit, partially offset by increased SG&A related to acquisitions, the impact of foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $11 million, or 3.0%, to $355 million. Pricing increased sales 4.3%, largely due to prior year price increases taken across the portfolio. Volume decreased by 7.3%, reflecting softness in U.S. restaurant traffic, promotional timing, and on-going SKU eliminations.

Gross profit increased $14 million, or 16.0%, to $104 million, and the gross profit margin increased to 29.3% from 24.5%, as cumulative price increases helped return margins for this business to their historical levels. In the current quarter, gross profit benefited from pricing and productivity improvements as well as commodity cost favorability which more than offset unfavorable volume. Operating income increased $7 million, or 19.3%, to $42 million, which is primarily due to gross profit improvements partially offset by higher general and administrative expenses (“G&A”) reflecting increased incentive compensation accruals.

Rest of World

Sales for Rest of World increased $19 million, or 17.1%, to $133 million. Higher pricing increased sales by 19.0%, largely due to current and prior year price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume increased 1.6% as increases in the Middle East and South Africa more than offset declines in Latin America. Acquisitions increased sales 1.0% due to the prior year acquisition of Papillon, a chilled products business in South Africa. Foreign exchange translation rates decreased sales 4.6%, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of this fiscal year (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation).

Gross profit increased $11 million, or 29.2%, to $50 million, due mainly to increased pricing, partially offset by increased commodity costs. Operating income increased $5 million, or 42.3% to $17 million.

NINE MONTHS ENDED JANUARY 27, 2010 AND JANUARY 28, 2009

Results of Continuing Operations

Sales for the nine months ended January 27, 2010 increased $275 million, or 3.7%, to $7.77 billion. Net pricing increased sales by 4.2%, largely due to the carryover impact of broad based price increases taken in Fiscal 2009 to help offset increased commodity costs. Volume decreased 2.3%, as favorable volume in emerging markets was more than offset by declines in the U.S. and Australian businesses. Volume for the first nine months was impacted by aggressive competitor promotional activity as well as reduced foot traffic in U.S. restaurants this year. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 13.5%. In addition, the Company’s top 15 brands performed well, with combined volume and pricing gains of 3.3%, led by the Heinz®, Complan® and ABC® brands. Acquisitions, net of divestitures, increased sales by 2.9%. Foreign exchange translation rates reduced sales by 1.2% compared to the prior year.

Gross profit increased $137 million, or 5.1%, to $2.83 billion, and the gross profit margin increased to 36.4% from 35.9%, as higher net pricing, productivity improvements and the favorable impact from acquisitions were partially offset by a $31 million unfavorable impact from foreign exchange translation rates, higher commodity costs, including transaction currency costs, and lower volume. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. In addition, gross profit was unfavorably impacted by $7 million from targeted workforce reductions and non-cash asset write-offs related to a factory closure.

SG&A increased $87 million, or 5.7%, to $1.62 billion, and increased as a percentage of sales to 20.8% from 20.4%. The increase reflects the impact from acquisitions, additional marketing investments, inflation in Latin America, and higher pension and accrued incentive compensation expenses. In addition, SG&A was impacted by $9 million related to targeted workforce reductions in the current year. These increases were partially offset by an $18 million impact from foreign exchange translation rates and improvements in S&D reflecting lower fuel costs.

Operating income increased $51 million, or 4.3%, to $1.21 billion, reflecting the items above, including higher pricing and productivity improvements partially offset by higher commodity costs, including transaction currency costs, a $13 million unfavorable impact from foreign exchange translation rates and $16 million of charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

Net interest expense decreased $20 million, to $186 million, reflecting a $28 million decrease in interest expense and an $8 million decrease in interest income. Interest expense decreased due to lower average interest rates, partially offset by the higher coupon on the DRS for the period preceding the exchange transaction that took place in August 2009 (see below in “Liquidity and Financial

Position” for further explanation of this transaction). The decrease in interest income is due to lower average interest rates, partially offset by increased benefits in the current year on a total rate of return swap, which was terminated in August 2009 in connection with the DRS exchange transaction (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information).

Other expenses, net, increased $115 million primarily due to a $108 million decrease in currency gains, and $9 million of charges recognized in connection with the August 2009 DRS exchange transaction. The decrease in currency gains reflects prior year gains of $108 million related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for all of Fiscal 2009.

The effective tax rate for the nine months ended January 27, 2010 was 27.1% compared to 27.6% last year. The decrease in the effective tax rate resulted primarily from increased benefits related to on-going tax planning, along with increased benefits resulting from resolutions and settlements of federal, state, and foreign uncertain tax positions, partially offset by a prior year discrete benefit resulting from the tax effects of law changes in the U.K. of approximately $10 million.

Income from continuing operations attributable to H. J. Heinz Company was $722 million compared to $751 million in the prior year, a decrease of 3.8%. The decrease reflects the prior year currency gains discussed above, unfavorable foreign exchange rates and $12 million in after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, partially offset by higher operating income and reduced net interest expense. Diluted earnings per share from continuing operations was $2.27 in the current year compared to $2.35 in the prior year, down 3.4%. EPS movements were unfavorably impacted by $0.33 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts, as well as foreign currency movements on translation and U.K. transaction costs.

Foreign currency movements on translation in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $4 million, or 0.2%, to $2.33 billion. Net prices grew 3.2% reflecting the carryover impact of price increases taken across the majority of the product portfolio in Fiscal 2009, partially offset by increased promotional spending in the current year, particularly on Smart Ones® frozen entrees. Volume decreased 3.5%, reflecting declines in frozen meals due to category softness and aggressive competitor promotional activity, partially offset by increases in TGI Friday’s® Skillet Meals due to new product introductions and increased trade promotions. Volume declines were also noted in Ore-Ida® frozen potatoes, Classico® pasta sauces and frozen snacks. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, at the beginning of the third quarter of this year increased sales 0.1%. Favorable Canadian exchange translation rates increased sales 0.4%.

Gross profit increased $62 million, or 6.6%, to $1.01 billion, and the gross profit margin increased to 43.1% from 40.5%, as productivity improvements and the carryover impact of price increases more than offset unfavorable volume and increased commodity costs. Operating income increased $41 million, or 7.5%, to $592 million, reflecting the improvement in gross profit and reduced S&D, partially offset by increased marketing investment, pension costs and accrued incentive compensation expense. The improvement in S&D was a result of productivity projects and tight cost control.

Europe

Heinz Europe sales decreased $51 million, or 2.0%, to $2.49 billion. Unfavorable foreign exchange translation rates decreased sales by 4.8%. Net pricing increased 2.9%, driven by the carryover impact of price increases taken in Fiscal 2009, partially offset by increased promotions, particularly in the U.K. and Continental Europe. Volume decreased 1.0%, principally due to decreases in France from the rationalization of low-margin private label sauces, and reduced promotions and increased competitor promotional activity on frozen products in the U.K. Volume for infant nutrition products in the U.K. and Italy also declined, along with decreases in Heinz® pasta meals as a result of reduced promotional activities. Volume improvements were posted on soups in the U.K. and Germany as well as ketchup and infant feeding products in Russia. Acquisitions, net of divestitures, increased sales 0.7%, largely due to the acquisition of the Bénédicta® sauce business in France in the second quarter of Fiscal 2009.

Gross profit decreased $34 million, or 3.6%, to $928 million, and the gross profit margin decreased to 37.2% from 37.8%. The decline in gross profit is largely due to unfavorable foreign exchange translation rates and increased commodity costs, including the cross currency rate movements in the British pound versus the euro and U.S. dollar. These declines were partially mitigated by higher pricing, productivity improvements and the favorable impact from the Bénédicta® acquisition. Operating income decreased $12 million, or 2.8%, to $420 million, reflecting unfavorable foreign currency translation and transaction impacts.

Asia/Pacific

Heinz Asia/Pacific sales increased $263 million, or 21.9%, to $1.46 billion. Acquisitions increased sales 16.8% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Pricing increased 2.7%, reflecting current and prior year increases on ABC® products in Indonesia as well as the carryover impact of prior year price increases in New Zealand. These increases were partially offset by reduced net pricing on Long Fong® frozen products in China due to increased promotions. Volume decreased 0.2%, as significant growth in Complan® and Glucon D® nutritional beverages in India was more than offset by declines on Long Fong® frozen products in China and general softness in both Australia and New Zealand, which have been impacted by competitive activity and reduced demand. Favorable exchange translation rates increased sales by 2.6%.

Gross profit increased $51 million, or 12.9%, to $448 million, and the gross profit margin declined to 30.6% from 33.1%. The increase in gross profit was due to higher pricing, productivity improvements and favorable foreign exchange translation rates. These increases were partially offset by increased commodity costs, which include the impact of cross-currency rates on inventory costs, and declines in our Long Fong® business where we revised our distribution system and streamlined product offerings. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. Operating income increased by $5 million, or 3.5%, to $154 million, as the increase in gross profit was partially offset by increased SG&A, largely due to acquisitions, the impact of foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $12 million, or 1.1%, to $1.06 billion. Pricing increased sales 5.1%, largely due to prior year price increases taken across the portfolio. Volume decreased by 5.7%, due to softness in U.S. restaurant traffic and sales and targeted SKU reductions. Prior year divestitures reduced sales 0.5%.

Gross profit increased $34 million, or 12.9%, to $295 million, and the gross profit margin increased to 27.7% from 24.2%, as cumulative price increases helped return margins for this business to their historical levels. In the current year, gross profit benefited from pricing and productivity improvements as well as commodity cost favorability which more than offset unfavorable volume and the impact of reduced inventory levels. Operating income increased $20 million, or 21.0%, to $117 million, which is primarily due to gross profit improvements and reduced S&D reflecting productivity projects and tight cost control. These improvements were partially offset by higher G&A resulting from increased incentive compensation accruals and a prior year gain on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $71 million, or 20.5%, to $418 million. Higher pricing increased sales by 22.6%, largely due to current and prior year price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume decreased 0.3% as declines in the Middle East were partially offset by increases in ketchup and baby food in Latin America. Acquisitions increased sales 1.0% due to the prior year acquisition of Papillon, a chilled products business in South Africa. Foreign exchange translation rates decreased sales 2.8%, largely due to the recent devaluation of the Venezuelan VEF (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation).

Gross profit increased $36 million, or 30.3%, to $155 million, due mainly to increased pricing, partially offset by increased commodity costs. Operating income increased $16 million, or 41.7% to $56 million, as the increase in gross profit was partially offset by higher S&D and G&A expenses reflecting inflation in Latin America.

Liquidity and Financial Position

For the first nine months of Fiscal 2010, cash provided by operating activities was $1.0 billion compared to $506 million in the prior year. The significant improvement in the first nine months of Fiscal 2010 versus Fiscal 2009 was primarily due to favorable movements in working capital and reduced tax payments. Additionally, $147 million of cash was received in the current year in connection with an accounts receivable securitization program and $19 million was received in connection with a Canadian receivables sales facility (see additional explanations below), which partially offset discretionary contributions made in Fiscal 2010 to fund the Company’s pension plans. In Fiscal 2010, the Company also received $48 million of cash from the termination of a total rate of return swap and $27 million of cash from the maturity of foreign currency contracts that were used as an economic hedge of certain intercompany transactions. In the prior year, the Company received $98 million of cash from the settlement and maturity of foreign currency contracts that were put in place to help mitigate the impact of translation associated with key foreign currencies (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information). The Company’s cash conversion cycle improved 6 days, to 50 days in the first nine months of Fiscal 2010. Receivables accounted for 5 days of the improvement, 3 days of which is a result of the accounts receivable securitization program. There was a 7 day improvement in inventories as a result of the Company’s efforts to reduce inventory levels. Accounts payable partially offset these improvements, with a 5 day decrease, a portion of which reflects inventory reductions and the resulting decrease in the amounts due to suppliers.

During the first nine months of Fiscal 2010, the Company made $242 million of contributions to the pension plans compared to $55 million in the prior year. Of this $242 million of payments, $200 million were discretionary contributions that were made as a result of adverse conditions in the global equity and bond markets. The Company will likely make additional discretionary contributions to the pension plans during the fourth quarter of Fiscal 2010, which could be well above normal contribution levels. Determination of such amounts will be based on external market conditions, plan status, and cash flow performance.

During the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in a pool of these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of January 27, 2010 was $147 million.

During the third quarter of Fiscal 2010, the Company entered into a C$25 million Canadian dollar uncommitted receivables sales facility. Under the terms of the agreement, the Company sells its receivables from time to time to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this agreement as of January 27, 2010 was $19 million.

Cash used for investing activities totaled $17 million compared to $651 million last year. In the current year, proceeds from divestitures provided cash of $18 million which primarily related to the sale of our Kabobs and Appetizers And, Inc. frozen hors d’oeuvres foodservice businesses in the U.S. and our private label frozen desserts business in the U.K. Cash paid for acquisitions in the current year totaled $73 million and primarily related to the purchase of the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces, and Arthur’s Fresh Company, a small chilled smoothies business in Canada. In the prior year, cash paid for acquisitions, net of divestitures, required $274 million which primarily related to the acquisitions of the Golden Circle Limited fruit and juice business in Australia, the La Bonne Cuisine chilled dip business in New Zealand, and the Bénédicta® sauce business in France, partially offset by the sale of a small domestic portion control foodservice business. Capital expenditures totaled $150 million (1.9% of sales) in Fiscal 2010 compared to $183 million (2.4% of sales) in the prior year, reflecting the elimination of non-critical capital spending in the first half of the fiscal year and the timing of project spending. The Company expects capital expenditures to be approximately 2.5%-3.0% of sales for the full fiscal year, in line with our original projections. Proceeds from disposals of property, plant and equipment were $1 million in both the current and prior years. The current year decrease in restricted cash represents collateral that was returned to the Company in connection with the termination of a total rate of return swap in August 2009.

Cash used for financing activities in the current year totaled $804 million compared to $361 million of cash provided last year. Proceeds from long-term debt were $440 million in the current year reflecting the July 2009 issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz. These notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes. In addition, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010. Payments on long-term debt were $623 million in the current year primarily reflecting cash payments on the DRS exchange transaction discussed below and the payoff of our A$281 million Australian denominated borrowings which matured on December 16, 2009. Proceeds from long-term debt were $850 million in the prior year. The prior year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of HFC Series B Preferred Stock. The proceeds from both of these prior year transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock. As a result, payments on long-term debt were $361 million in the prior year. Net payments on commercial paper and short-term debt were $253 million this year compared to proceeds of $179 million in the prior year. Cash proceeds from option exercises provided $22 million of cash in the current year, and the Company had no treasury stock purchases in the current year. Cash proceeds from option exercises, net of treasury stock purchases, were $82 million in the prior year. Dividend payments totaled $400 million this year, compared to $394 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.68.

On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and $218 million of cash, in exchange for $681 million of its outstanding 15.590% DRS due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the DRS exchange transaction. See Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information.

At January 27, 2010, the Company had total debt of $4.81 billion (including $221 million relating to hedge accounting adjustments) and cash and cash equivalents of $562 million. Total debt balances since prior year end declined $329 million as a result of the items discussed above. The reported cash as of January 27, 2010 was negatively impacted by approximately $56 million due to the currency devaluation in Venezuela (see “Venezuela- Foreign Currency and Inflation” section below for additional discussion). Access to U.S. dollars in Venezuela at the official (government established) exchange rate is limited and subject to approval by a currency control board.

The Company and HFC maintain $1.8 billion of credit agreements, consisting of a $1.2 billion Three-Year Credit Agreement which expires in April 2012 and a $600 million 364-Day Credit Agreement. These agreements support the Company’s commercial paper borrowings and certain domestic borrowings. As a result, the commercial paper and domestic borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. Commercial paper outstanding was $409 million at January 27, 2010 compared to $640 million at April 29, 2009. These credit agreements include a leverage ratio covenant in addition to customary covenants, and the Company was in compliance with all of its covenants as of January 27, 2010. In addition, the Company maintains in excess of $500 million of other credit facilities used primarily by the Company’s foreign subsidiaries.

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

As of January 27, 2010, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

Venezuela- Foreign Currency and Inflation

Foreign Currency

The local currency in Venezuela is the VEF. A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has historically been successful in obtaining U.S. dollars at the official exchange rate for imports of ingredients, packaging, manufacturing equipment, and other necessary inputs, and for dividend remittances, albeit on a delay. While an unregulated parallel market exists for exchanging VEF for U.S dollars through securities transactions, our Venezuelan subsidiary has no recent history of entering into such exchange transactions.

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are translated using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations.

During the third quarter of Fiscal 2010, the Company recorded a $59 million currency translation loss as a result of the currency devaluation, which has been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $66 million at January 27, 2010. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three year period meets or exceeds 100 percent. Based on the blended National Consumer Price Index, the Venezuelan economy exceeded the three year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary will be consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our fiscal fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary will be remeasured into the Company’s reporting currency (U.S. dollars) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At January 27, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $37 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 27, 2010. For additional information, refer to pages 24-25 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $78 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of January 27, 2010, the Company has approximately $323 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

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

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 14, “Fair Value Measurements,” for additional information.

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption of this guidance had no impact on net income and less than a $0.01 impact on basic and diluted earnings per share from continuing operations for the third quarters of Fiscal 2010 and 2009. The adoption had no impact on net income and a $0.01 impact on basic and diluted earnings per share from continuing operations for the first nine months of Fiscal 2010 and 2009. See Note 10, “Net Income per Common Share,” for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. As this guidance only requires enhanced disclosures, its adoption during the fourth quarter of Fiscal 2010 will have no impact on the Company’s financial position, results of operations or cash flows.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, economic or political instability in those markets and the performance of business in hyperinflationary environments, such as Venezuela,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in the Company’s market risk during the nine months ended January 27, 2010. For additional information, refer to pages 25-27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009, except as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the third quarter of Fiscal 2010. As of January 27, 2010, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

Date: February 25, 2010

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2010

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