Form 10-K
period 2010-04-28
HEINZ H J CO
filed 2010-06-17
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 28, 2009 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $12.4 billion.

The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2010, was 318,060,499 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 31, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended April 28, 2010, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business.

H. J. Heinz Company was incorporated in Pennsylvania on July 27, 1900. In 1905, it succeeded to the business of a partnership operating under the same name which had developed from a food business founded in 1869 in Sharpsburg, Pennsylvania by Henry J. Heinz. H. J. Heinz Company and its subsidiaries (collectively, the “Company”) manufacture and market an extensive line of food products throughout the world. The Company’s principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals, infant nutrition and other food products.

The Company’s products are manufactured and packaged to provide safe, wholesome foods for consumers, as well as foodservice and institutional customers. Many products are prepared from recipes developed in the Company’s research laboratories and experimental kitchens. Ingredients are carefully selected, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then sealed. Products are prepared by sterilization, blending, fermentation, pasteurization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market. Quality assurance procedures are designed for each product and process and applied for quality and compliance with applicable laws.

The Company manufactures (and contracts for the manufacture of) its products from a wide variety of raw foods. Pre-season contracts are made with farmers for certain raw materials such as a portion of the Company’s requirements of tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Ingredients, such as dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, flour and fruits and vegetables, are purchased from approved suppliers.

The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks

North America	20	4	Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli*, Wyler’s, Heinz Bell ’Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Boston Market*, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo, Arthur’s Fresh
Europe	21	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Farex, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko, Benedicta
Asia/Pacific	20	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Star-Kist, Classico, Weight Watchers*, Cottee’s*, Rose’s*, Complan, Glucon D, Nycil, Golden Circle, La Bonne Cuisine, Original Juice Co., The Good Taste Company
Rest of World	6	2	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Complan, HP, Lea & Perrins, Classico, Banquete, Wattie’s

	67	8	* Used under license

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

The products of the Company are sold under highly competitive conditions, with many large and small competitors. The Company regards its principal competition to be other manufacturers of prepared foods, including branded retail products, foodservice products and private label products, that compete with the Company for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2010, one customer, Wal-Mart Stores Inc., represented approximately 11% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2011 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.

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

The Company employed, on a full-time basis as of April 28, 2010, approximately 29,600 people around the world.

Segment information is set forth in this report on pages 81 through 84 in Note 15, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”

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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website at www.heinz.com, as soon as reasonably practicable after filed or furnished to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also made available on its website at www.sec.gov.

Executive Officers of the Registrant

The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The next annual election of officers is scheduled to occur on August 31, 2010.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 31, 2010)	Employment During Past Five Years

William R. Johnson	61	Chairman, President, and Chief Executive Officer since September 2000.
Karen Alber	46	Senior Vice President, Chief Information Officer and Global Program Management Officer since May 2010; Vice President and Chief Information Officer from October 2005 to May 2010.
Theodore N. Bobby	59	Executive Vice President and General Counsel since January 2007; Senior Vice President and General Counsel from April 2005 to January 2007; Acting General Counsel from January 2005 to April 2005; Vice President—Legal Affairs from September 1999 to January 2005.
Steve Clark	42	Vice President—Chief People Officer since October 2005; Director of Human Resources and Administration for Asia from January 2005 to October 2005; Director of Human Resources from August 2004 to January 2005; Senior Manager Global Leadership and Development from January 2004 to August 2004.
Edward J. McMenamin	53	Senior Vice President—Finance and Corporate Controller since August 2004; Vice President Finance from June 2001 to August 2004.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 31, 2010)	Employment During Past Five Years

Michael D. Milone	54	Executive Vice President—Heinz Rest of World, and Global Enterprise Risk Management and Global Infant/Nutrition since May 2010; Senior Vice President—Heinz Rest of World, Enterprise Risk Management and Global Infant/Nutrition from June 2008 to April 2010; Senior Vice President—Heinz Pacific, Rest of World and Enterprise Risk Management from May 2006 to June 2008; Senior Vice President—President Rest of World and Asia from May 2005 to May 2006; Senior Vice President—President Rest of World from December 2003 to May 2005.
David C. Moran	52	Executive Vice President and President and Chief Executive Officer of Heinz Europe since July 2009; Executive Vice President & Chief Executive Officer and President of Heinz North America from May 2007 to July 2009; Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products from November 2005 to May 2007; Senior Vice President—President Heinz North America Consumer Products from May 2005 to November 2005; President North America Consumer Products from January 2003 to May 2005.
Michael Mullen	41	Vice President—Corporate and Government Affairs since February 2009; Director Global Corporate Affairs from May 2006 to February 2009; European Corporate Affairs Director from November 2004 to May 2006; General Manager European Corporate Affairs from May 2002 to November 2004.
C. Scott O’Hara	49	Executive Vice President and President and Chief Executive Officer of Heinz North America since July 2009; Executive Vice President—President and Chief Executive Officer Heinz Europe from May 2006 to July 2009; Executive Vice President—Asia Pacific/Rest of World from January 2006 to May 2006; Senior Vice President Europe—The Gillette Company from October 2004 to January 2006; General Manager U.K. and NL—The Gillette Company from June 2001 to October 2004.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 31, 2010)	Employment During Past Five Years

Bob Ostryniec	49	Senior Vice President and Chief Supply Chain Officer since February 2010; Chief Supply Chain Officer from January 2009 to February 2010; Global Supply Chain Officer from April 2008 to January 2009; Chief Supply Chain Officer from June 2005 to April 2008; Group Vice President Consumer Products—Product Supply from July 2003 to June 2006.
Christopher J. Warmoth	51	Executive Vice President—Heinz Asia Pacific since June 2008; Senior Vice President—Heinz Asia from May 2006 to June 2008; Deputy President Heinz Europe from December 2003 to April 2006.
Arthur B. Winkleblack	53	Executive Vice President and Chief Financial Officer since January 2002.

Item 1A.	Risk Factors

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

The Company operates in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in the Company’s relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because the Company’s competitors may have substantial financial, marketing, and other resources that may change the competitive environment. Private label brands sold by retail customers, which are typically sold at lower prices, are a source of competition for certain of our product lines. Such competition could cause the Company to reduce prices and/or increase capital, marketing, and other expenditures, or could result in the loss of category share. Such changes could have a material adverse impact on the Company’s net income. As the retail grocery trade continues to consolidate, the larger retail customers of the Company could seek to use their positions to improve their profitability through lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation, and category leadership positions to respond to these changes, or is unable to increase its prices, its profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers is affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition could adversely affect our financial results.

The Company’s performance may be adversely affected by economic and political conditions in the U.S. and in various other nations where it does business.

The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the U.S., Venezuela and other international locations where the Company does business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, and terrorist acts and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results.

Our operating results may be adversely affected by the current sovereign debt crisis in Europe and related global economic conditions.

The current Greek debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to further deteriorate, thus reducing the purchasing power of European customers. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for Company products could decline, and we may experience material adverse impacts on our business, operating results, and financial condition.

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

The Company is subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of the Company’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on the Company’s sales and profitability. Influenza or other pandemics could disrupt production of the Company’s products, reduce demand for certain of the Company’s products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effect on the Company’s results of operations.

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

The Company holds assets and incurs liabilities, earns revenue, and pays expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. The Company’s consolidated financial statements are presented in U.S. dollars, and therefore the Company must translate its assets, liabilities, revenue, and expenses into U.S. dollars for external reporting purposes. Increases or decreases in the value of the U.S. dollar relative to other currencies may materially and negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency. In addition, the impact of fluctuations in foreign currency exchange rates on transaction costs ( i.e., the impact of foreign currency movements on particular transactions such as raw material sourcing), most notably in the U.K., could materially and adversely affect our results.

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

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, including our emerging markets, economic or political instability in those markets and the performance of business in hyperinflationary environments, such as Venezuela, and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors as described in “Risk Factors” above.

The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 1B.	Unresolved Staff Comments.

Nothing to report under this item.

Item 2.	Properties.

See table in Item 1.

Item 3.	Legal Proceedings.

Nothing to report under this item.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information relating to the Company’s common stock is set forth in this report on pages 35 through 36 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 85 through 86 in Note 16, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the fourth quarter of Fiscal 2010. As of April 28, 2010, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2006 through 2010. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 28,	April 29,	April 30,	May 2,	May 3,
	2010	2009	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)

Sales(1)	$10,494,983	$10,011,331	$9,885,556	$8,800,071	$8,469,968
Interest expense(1)	295,711	339,635	364,808	333,037	316,274
Income from continuing operations(1)(4)	931,940	944,400	858,176	794,398	435,192
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—diluted(1)(5)	2.87	2.91	2.62	2.34	1.25
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—basic(1)(5)	2.89	2.95	2.65	2.37	1.26
Short-term debt and current portion of long-term debt(2)	59,020	65,638	452,708	468,243	54,969
Long-term debt, exclusive of current portion(2)	4,559,152	5,076,186	4,730,946	4,413,641	4,357,013
Total assets(3)	10,075,711	9,664,184	10,565,043	10,033,026	9,737,767
Cash dividends per common share	1.68	1.66	1.52	1.40	1.20

(1)	Amounts exclude the operating results related to the Company’s private label frozen desserts business in the U.K. as well as the Kabobs and Appetizers And, Inc. businesses in the U.S., which were divested in Fiscal 2010 and have been presented as discontinued operations. Amounts also exclude the operating results related to the Company’s European seafood and Tegel® poultry businesses which were divested in Fiscal 2006 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes $207.1 million, $251.5 million, $198.3 million, $71.0 million, and ($1.4) million of hedge accounting adjustments associated with interest rate swaps at April 28, 2010, April 29, 2009, April 30, 2008, May 2, 2007, and May 3, 2006, respectively. H.J. Heinz Finance Company’s (“HFC”) mandatorily redeemable preferred shares of $350 million in Fiscals 2010 and 2009 and $325 million in Fiscals 2008-2006 are classified as long-term debt.

(3)	Fiscals 2010-2007 reflect the adoption of new accounting guidance for defined benefit pension and other postretirement plans.

(4)	Amounts have been restated to reflect the adoption in Fiscal 2010 of new accounting guidance on noncontrolling interests. Such guidance changed the accounting and reporting for minority interests. As such, income from continuing operations includes $17.5 million, $14.9 million, $11.6 million, $14.3 million, and $5.7 million of income attributable to noncontrolling interests for the fiscal years ended April 28, 2010, April 29, 2009, April 30, 2008, May 2, 2007, and May 3, 2006, respectively.

(5)	Amounts have been restated to reflect the adoption in Fiscal 2010 of new accounting guidance for determining whether instruments granted in share-based payment awards that contain non-

forfeitable rights to dividends or dividend equivalents (either paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, both basic and diluted earnings per share from continuing operations was reduced by $0.01 in Fiscals 2010, 2009 and 2007, by $0.02 in Fiscal 2008 and had a less than $0.01 impact in Fiscal 2006.

Fiscal 2010 results from continuing operations include expenses of $37.7 million pretax ($27.8 million after tax) for upfront productivity charges and a gain of $15.0 million pretax ($11.1 million after tax) on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K. See “Discontinued Operations and Other Disposals” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 17 for further explanation of the property disposal in the Netherlands.

As a result of the Company’s strategic transformation, the Fiscal 2006 results from continuing operations include expenses of $124.3 million pretax ($80.1 million after tax) for targeted workforce reductions consistent with the Company’s goals to streamline its businesses and expenses of $22.0 million pretax ($16.3 million after tax) for strategic review costs related to the potential divestiture of several businesses. Also, $206.5 million pretax ($153.9 million after tax) was recorded for net losses on non-core businesses and product lines which were sold in Fiscal 2006, and asset impairment charges on non-core businesses and product lines which were sold in Fiscal 2007. Also during Fiscal 2006, the Company reversed valuation allowances of $27.3 million primarily related to The Hain Celestial Group, Inc. (“Hain”). In addition, results include $24.4 million of tax expense relating to the impact of the American Jobs Creation Act.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview- Fiscal 2010

The H.J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world’s best and most recognizable brands—Heinz®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

In Fiscal 2010, the Company reported diluted earnings per share from continuing operations of $2.87, compared to $2.91 in the prior year. During Fiscal 2009, key foreign currencies declined precipitously versus the U.S. dollar. Given that over 60% of the Company’s sales and the majority of its net income are generated outside of the U.S., foreign currency movements have a significant impact on the Company’s financial results. However, in Fiscal 2009, forward contracts were put in place to largely mitigate the unfavorable translation impact on profit associated with movements in key foreign currencies. In the first half of Fiscal 2010, foreign currencies remained unfavorable but began to rebound in the second half of the fiscal year. Overall, currency movements had a $0.29 unfavorable impact on the change in EPS from continuing operations in Fiscal 2010 versus 2009, after taking into account the net effect of current and prior year currency translation contracts, as well as foreign currency movements on translation and transactions involving inventory sourcing in the U.K.

EPS from continuing operations for the year reflects 4.8% growth in sales, a 50 basis point improvement in the gross profit margin and a 25.7% increase in marketing investments. Full year sales benefited from combined volume and pricing gains of 2.1%, led by the emerging markets and our top 15 brands, most notably the Heinz®, Complan® and ABC® brands. Emerging markets generated 30% of the Company’s reported sales growth and 15% of total Company sales. Also driving the sales growth was increased consumer marketing investments and new product development. Acquisitions and foreign exchange translation rates had a favorable impact on sales. The gross profit margin increased as a result of productivity improvements and higher net pricing, partially offset by higher commodity input costs including the impact of transaction-related currency cross-rates in the U.K. In Fiscal 2010, the Company incurred $28 million in after-tax charges for targeted workforce reductions and non-cash asset write-offs that were part of a corporate-wide initiative to improve productivity, partially offset by an $11 million after-tax gain related to a property sale in the Netherlands. The Company’s Fiscal 2010 EPS from continuing operations results also reflect reduced net interest expense. Prior year EPS from continuing operations benefited from $107 million in currency gains which had an insignificant impact to the current year. The Company generated record cash flow from operating activities of $1.26 billion, a $95 million increase from the prior year.

Management believes these Fiscal 2010 results are indicative of the effectiveness of the Company’s business plan, which is focused on the following four strategic pillars:

•	Grow the Core Portfolio

•	Accelerate Growth in Emerging Markets

•	Strengthen and Leverage Global Scale

•	Make Talent an Advantage

The recent global recession has dramatically affected consumer confidence, behavior, spending and ultimately food consumption patterns. The Company has adapted its strategies to address the current global economic environment and believes these strategies have enabled Heinz to drive growth, deliver improved performance and sustain momentum. The Company has concentrated on the following:

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

The Company remains confident in its underlying business fundamentals and plans to continue to apply these strategies in Fiscal 2011. Movements in foreign currency exchange rates are expected to impact Fiscal 2011 reported results.

Discontinued Operations and Other Disposals

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010 FY	2009 FY	2008 FY
	2010	2009	2008
	(Millions of Dollars)

Sales	$63.0	$136.8	$185.2
Net after-tax losses	$(4.7)	$(6.4)	$(1.7)
Tax benefit/(provision) on losses	$2.0	$2.4	$(0.3)

On March 31, 2010, the Company received cash proceeds of $95 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction includes the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds are intended to compensate the Company for costs, both capital and expense, the Company will incur over the next three years to exit the current factory location and construct certain new facilities. Note, the Company will likely incur costs to rebuild an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory over the next three years while commencing to execute its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the proceeds received, $81 million has been deferred based on management’s total estimated future costs to be recovered and incurred and has been recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation in the Company’s consolidated balance sheet as of April 28, 2010. Proceeds of $15 million represent the excess of proceeds received over estimated costs to be recovered and incurred which has been recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010. In the future, the deferred amounts will be recognized as the related costs are incurred and if estimated costs differ from amounts actually incurred there could be adjustments that will be reflected in earnings.

Results of Continuing Operations

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,446,911	$4,251,583	$4,081,864
Meals and snacks	4,289,977	4,225,127	4,336,475
Infant/Nutrition	1,157,982	1,105,313	1,089,544
Other	600,113	429,308	377,673

Total	$10,494,983	$10,011,331	$9,885,556

Fiscal Year Ended April 28, 2010 compared to Fiscal Year Ended April 29, 2009

Sales for Fiscal 2010 increased $484 million, or 4.8%, to $10.49 billion. Net pricing increased sales by 3.4%, largely due to the carryover impact of broad-based price increases taken in Fiscal 2009 to help offset increased commodity costs. Volume decreased 1.3%, as favorable volume in emerging markets was more than offset by declines in the U.S. and Australian businesses. Volume was impacted by aggressive competitor promotional activity and softness in some of the Company’s product categories, as well as reduced foot traffic in U.S. restaurants this year. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 15.3%. In addition, the Company’s top 15 brands performed well, with combined volume and pricing gains of 3.4%, led by the Heinz®, Complan® and ABC® brands. Acquisitions, net of divestitures, increased sales by 2.2%. Foreign exchange translation rates increased sales by 0.5% compared to the prior year.

Gross profit increased $225 million, or 6.3%, to $3.79 billion, and the gross profit margin increased to 36.2% from 35.7%. The improvement in gross margin reflects higher net pricing and productivity improvements, partially offset by higher commodity costs including transaction currency costs. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. In addition, gross profit was unfavorably impacted by lower volume and $24 million of charges for a corporation-wide initiative to improve productivity, partially offset by a $15 million gain related to property sold in the Netherlands as discussed previously.

Selling, general and administrative expenses (“SG&A”) increased $168 million, or 8.1%, to $2.24 billion, and increased as a percentage of sales to 21.3% from 20.6%. The increase reflects the impact from additional marketing investments, acquisitions, inflation in Latin America, and higher pension and incentive compensation expenses. In addition, SG&A was impacted by $14 million related to targeted workforce reductions in the current year and a gain in the prior year on the sale of a small portion control business in the U.S. These increases were partially offset by improvements in selling and distribution expenses (“S&D”), reflecting productivity improvements and lower fuel costs.

Operating income increased $57 million, or 3.8%, to $1.56 billion, reflecting the items above.

Net interest expense decreased $25 million, to $251 million, reflecting a $44 million decrease in interest expense and a $19 million decrease in interest income. The decreases in interest income and interest expense are primarily due to lower average interest rates.

Other expenses, net, increased $111 million primarily due to a $105 million decrease in currency gains, and $9 million of charges recognized in connection with the August 2009 dealer remarketable securities (“DRS”) exchange transaction (see below in “Liquidity and Financial Position” for further explanation of this transaction). The decrease in currency gains reflects prior year gains of $107 million related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for Fiscal 2009.

The effective tax rate for Fiscal 2010 was 27.8% compared to 28.4% for the prior year. The current year effective tax rate was lower than the prior year primarily due to tax efficient financing of the Company’s operations, partially offset by higher taxes on repatriation of earnings.

Income from continuing operations attributable to H. J. Heinz Company was $914 million compared to $930 million in the prior year, a decrease of 1.6%. The decrease reflects the prior year currency gains discussed above, which were $66 million after-tax ($0.21 per share), and $28 million in after-tax charges ($0.09 per share) in Fiscal 2010 for targeted workforce reductions and non-cash asset write-offs, partially offset by higher operating income, reduced net interest expense, a lower effective tax rate and an $11 million after-tax gain related to property sold in the Netherlands. Diluted earnings per share from continuing operations was $2.87 in Fiscal 2010 compared to $2.91 in the prior year, down 1.4%. EPS movements were unfavorably impacted by $0.29, or $90 million of net income, from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts, as well as foreign currency movements on translation and U.K. transaction costs.

The impact of fluctuating translation exchange rates in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

FISCAL YEAR 2010 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $56 million, or 1.8%, to $3.19 billion. Net prices grew 1.9% reflecting the carryover impact of price increases taken across the majority of the product portfolio throughout Fiscal 2009, partially offset by increased promotional spending in the current year, particularly on Smart Ones® frozen entrees and Heinz® ketchup. Volume decreased 1.5%, reflecting declines in frozen meals and desserts due to category softness, competitor promotional activity and the impact of price increases. Volume declines were also noted in Ore-Ida® frozen potatoes, Classico® pasta sauces and frozen snacks. These volume declines were partially offset by increases in TGI Friday’s® Skillet Meals due to new product introductions and increased trade promotions and marketing as well as growth in Heinz® ketchup. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, at the beginning of the third quarter of this year increased sales 0.2%. Favorable Canadian exchange translation rates increased sales 1.3%.

Gross profit increased $80 million, or 6.3%, to $1.34 billion, and the gross profit margin increased to 41.9% from 40.1%. The higher gross margin reflects productivity improvements and the carryover impact of price increases, partially offset by increased commodity costs. The favorable impact of foreign exchange on gross profit was more than offset by unfavorable volume. Operating income increased $47 million, or 6.4%, to $771 million, reflecting the improvement in gross profit and reduced S&D, partially offset by increased marketing investment, pension costs and incentive compensation expense. The improvement in S&D was a result of productivity projects, tight cost control and lower fuel costs.

Europe

Heinz Europe sales increased $4 million, or 0.1%, to $3.33 billion. Unfavorable foreign exchange translation rates decreased sales by 1.9%. Net pricing increased 2.4%, driven by the carryover impact of price increases taken in Fiscal 2009, partially offset by increased promotions, particularly in the U.K. and Continental Europe. Volume decreased 0.9%, principally due to decreases in France from the rationalization of low-margin sauces, and increased competitor promotional activity on frozen products in the U.K. Volume for infant nutrition products in the U.K. and Italy also declined, along with decreases in Heinz® pasta meals as a result of reduced promotional activities. Lower volume in Italy reflects the overall category decline in that country. Volume improvements were posted on soups in the U.K. and Germany as well as Heinz® ketchup across Europe, particularly in Russia where both ketchup, sauces and infant feeding products are growing at double digit rates. Acquisitions, net of divestitures, increased sales 0.5%, largely due to the acquisition of the Bénédicta® sauce business in France in the second quarter of Fiscal 2009.

Gross profit decreased $9 million, or 0.7%, to $1.25 billion, and the gross profit margin decreased to 37.4% from 37.7%. The decline in gross profit is largely due to unfavorable foreign exchange translation rates and increased commodity costs, including the cross currency rate movements in the British pound versus the euro and U.S. dollar. These declines were partially mitigated by higher pricing and productivity improvements. Operating income decreased $17 million, or 2.9%, to $554 million, due to unfavorable foreign currency translation and transaction impacts, as well as increased marketing and higher incentive compensation expense, partially offset by reduced S&D.

Asia/Pacific

Heinz Asia/Pacific sales increased $380 million, or 23.3%, to $2.01 billion. Acquisitions increased sales 12.6% due to the prior year acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Pricing increased 2.0%, reflecting current and prior year increases on ABC® products in Indonesia as well as the carryover impact of prior year price increases and reduced promotions in New Zealand. These increases were partially offset by reduced net pricing on Long Fong® frozen products in China due to increased promotional spending. Volume increased 1.0%, as significant growth in Complan® and Glucon D® nutritional beverages in India and ABC® products in Indonesia was more than offset by general softness in both Australia and New Zealand, which have been impacted by competitive activity and reduced market demand associated with higher prices. Favorable exchange translation rates increased sales by 7.8%.

Gross profit increased $83 million, or 15.6%, to $612 million, and the gross profit margin declined to 30.5% from 32.5%. The $83 million increase in gross profit was due to higher volume and pricing, productivity improvements and favorable foreign exchange translation rates. These increases were partially offset by increased commodity costs, which include the impact of cross-currency rates on inventory costs. Acquisitions had a favorable impact on gross profit dollars but reduced overall gross profit margin. Operating income increased by $13 million, or 7.0%, to $195 million, as the increase in gross profit was partially offset by increased SG&A related to acquisitions, the impact of foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $21 million, or 1.5%, to $1.43 billion. Pricing increased sales 4.4%, largely due to prior year price increases taken across the portfolio. Volume decreased by 5.5%, due to industry-wide declines in U.S. restaurant traffic and sales, targeted SKU reductions, the unfavorable impact from price increases and increased competitive activity. Prior year divestitures reduced sales 0.4%.

Gross profit increased $49 million, or 13.8%, to $402 million, and the gross profit margin increased to 28.1% from 24.3%, as cumulative price increases helped return margins for this business closer to their historical levels. In the current year, gross profit benefited from pricing and productivity improvements as well as commodity cost favorability which more than offset unfavorable volume. Operating income increased $21 million, or 16.4%, to $151 million, which is primarily due to gross profit improvements and reduced S&D reflecting productivity projects, tight cost control and lower fuel costs. These improvements were partially offset by increased marketing expense and higher general and administrative expenses (“G&A”) resulting from increased pension and incentive compensation costs and a prior year gain on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $65 million, or 14.0%, to $533 million. Higher pricing increased sales by 23.1%, largely due to current and prior year price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume increased 2.3% reflecting increases in Latin America and the Middle East. Acquisitions increased sales 0.8% due to the prior year acquisition of Papillon, a small chilled products business in South Africa. Foreign exchange translation rates decreased sales 12.2%, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of this fiscal year (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation).

Gross profit increased $37 million, or 23.1%, to $199 million, due mainly to increased pricing, partially offset by increased commodity costs and the impact of the VEF devaluation. Operating income increased $17 million, or 32.2% to $69 million, as the increase in gross profit was partially offset by increased marketing and higher S&D and G&A expenses reflecting growth-related investments and inflation in Latin America.

Fiscal Year Ended April 29, 2009 compared to Fiscal Year Ended April 30, 2008

Sales for Fiscal 2009 increased $126 million, or 1.3%, to $10.01 billion. Net pricing increased sales by 7.1%, as price increases were taken across the Company’s portfolio to help compensate for increases in commodity costs. Volume decreased 1.1%, as a net volume improvement in emerging markets was more than offset by declines in the U.S., Australian and New Zealand businesses, which were impacted by the recessionary economic environment. Volume also declined on frozen products in the U.K. Acquisitions, net of divestitures, increased sales by 1.9%. Foreign exchange translation rates reduced sales by 6.6%, reflecting the impact of a strengthening U.S. dollar on sales generated in international markets.

Sales of the Company’s top 15 brands grew 2.1% from Fiscal 2008, as combined volume and pricing gains exceeded the 6.3% unfavorable impact of foreign exchange translation rates on sales. Excluding the impact of foreign exchange, the top 15 brands grew by 8.4%, led by strong growth in Heinz®, Ore-Ida®, Classico®, Pudliszki® and ABC® branded products. In addition, global ketchup sales increased 3.2% despite a 5.9% unfavorable impact from foreign exchange, resulting in a 9.1% increase excluding the impact of currency translation. Emerging markets continued to be an important growth driver, with sales up 8.8%. Excluding a 7% impact from unfavorable foreign exchange, emerging markets’ sales grew 15.8%.

Gross profit decreased $83 million, or 2.3%, to $3.57 billion, as higher net pricing and the favorable impact of acquisitions was more than offset by a $238 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs, including transaction currency costs in the U.K., and lower volume. The gross profit margin decreased to 35.7% from 36.9%, as pricing and productivity improvements were more than offset by increased commodity costs, which includes the impact of cross currency sourcing of ingredients, most notably in the U.K.

SG&A decreased $15 million, or 0.7%, to $2.07 billion, and improved as a percentage of sales to 20.6% from 21.1%. The $15 million decrease in SG&A is due to a $115 million impact from foreign exchange translation rates, decreased marketing expense, a life insurance settlement benefit received in the Fiscal 2009 and a gain on the sale of a small portion control business in the U.S. These decreases were partially offset by increased spending on global task force initiatives, including system capability improvements, the SG&A from acquisitions and inflation in Latin America.

Operating income decreased $68 million, or 4.3%, to $1.5 billion, reflecting the items above, particularly a $123 million (7.8%) unfavorable impact from foreign exchange translation rates, and higher commodity costs.

Net interest expense decreased $48 million, to $275 million, reflecting a $25 million decrease in interest expense and a $23 million increase in interest income. Interest expense benefited from lower average interest rates in Fiscal 2009, which more than offset a higher coupon on the DRS which were remarketed on December 1, 2008. The improvement in interest income is due to a $20 million mark-to-market gain in Fiscal 2009 on a total rate of return swap which was entered into in conjunction with the Company’s DRS on December 1, 2008.

Other income/(expense), net, improved by $109 million, to $93 million of income compared to ($16) million of expense in Fiscal 2008, as a $113 million increase in currency gains was partially offset by an insignificant gain recognized on the sale of our business in Zimbabwe in Fiscal 2008. The currency gains resulted primarily from forward contracts that were put in place to help mitigate the unfavorable translation impact on profit associated with movements in key foreign currencies for Fiscal 2009.

The effective tax rate for Fiscal 2009 was 28.4% compared to 30.3% for Fiscal 2008. The Fiscal 2009 tax rate was lower than Fiscal 2008 primarily due to reduced repatriation costs partially offset by decreased benefits from the revaluation of tax basis of foreign assets.

Income from continuing operations attributable to H. J. Heinz Company was $930 million compared to $847 million in Fiscal 2008, an increase of 9.8%, due to increased currency gains, reduced net interest expense and a lower effective tax rate, partially offset by lower operating income reflecting unfavorable foreign currency movements. Diluted earnings per share was $2.91 in the Fiscal 2009, an increase of 11.1%, compared to $2.62 in the Fiscal 2008. Earnings per share also benefited from a 1.1% reduction in fully diluted shares outstanding.

The translation impact of fluctuating exchange rates in Fiscal 2009 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of ingredients, most notably in the U.K., reduced gross profit and operating income but did not affect sales.

FISCAL YEAR 2009 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $124 million, or 4.1%, to $3.14 billion. Net prices grew 6.8% reflecting price increases taken across the majority of the product portfolio during Fiscal 2009 to help offset higher commodity costs. Volume decreased 0.4%, as increases in Ore-Ida® frozen potatoes, Heinz® ketchup and new TGI Friday’s® Skillet Meals were more than offset by declines in Delimex® frozen products and Smart Ones® frozen meals and desserts. The Ore-Ida® growth was driven by new products such as Steam n’ Mashtm in addition to the timing of price increases. The Heinz® ketchup improvement was largely due to increased consumption. The Smart Ones volume decline resulted from softness in the category, aggressive competitive promotions and the timing of price increases taken in the fourth quarter of Fiscal 2008, partially offset by new breakfast product offerings in Fiscal 2009. Lower sales of Delimex® frozen meals and snacks was due to a supply interruption in the first half of Fiscal 2009. Unfavorable Canadian exchange translation rates decreased sales 2.3%.

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

Europe

Heinz Europe sales decreased $89 million, or 2.6%, to $3.33 billion. Net pricing increased 7.1%, driven by Heinz® ketchup, beans and soup, broad-based increases in our Russian market, frozen products in the U.K. and Italian infant nutrition products. Volume decreased 0.5%, primarily due to declines on frozen products as a result of competitor promotions and the exit of lower margin products and customers. Volume was also unfavorably impacted by decreases in Heinz® soup and pasta meals in the U.K, and reduced volume in Russia. These declines were partially offset by new product introductions in the U.K. and Continental Europe. Acquisitions, net of divestitures, increased sales 2.6%, primarily due to the acquisition of the Bénédicta® sauce business in France during the second quarter of Fiscal 2009 and the Wyko® sauce business in the Netherlands at the end of Fiscal 2008. Unfavorable foreign exchange translation rates decreased sales by 11.8%.

Gross profit decreased $110 million, or 8.0%, to $1.26 billion, and the gross profit margin decreased to 37.7% from 40.0% as unfavorable foreign exchange translation rates, cross currency rate movements in the British Pound versus the Euro and U.S. dollar, increased commodity costs and higher manufacturing costs in the frozen food plants were only partially offset by improved pricing and the favorable impact from acquisitions. Operating income decreased $75 million, or 11.6%, to $571 million, as pricing gains were more than offset by unfavorable translation, increased commodity costs, a portion of which was due to the transaction foreign currency impacts discussed above, increased S&D, a portion of which was from acquisitions, and higher G&A reflecting investments in task forces and systems.

Asia/Pacific

Heinz Asia/Pacific sales increased $28 million, or 1.7%, to $1.63 billion. Pricing increased 6.1%, due to increases on sardines, sauces and syrup in Indonesia, nutritional beverages in India and pricing gains across the product portfolios in Australia and New Zealand. This pricing partially offset increased commodity costs. Volume decreased 1.4%, as significant improvements on nutritional beverage sales in India, frozen foods in Japan and ABC® products in Indonesia were more than offset by declines in convenience meals in Australia and New Zealand and Long Fong® frozen products in China. Acquisitions increased sales 6.8% due to the third quarter Fiscal 2009 acquisitions of Golden Circle Limited and La Bonne Cuisine. Unfavorable foreign exchange translation rates decreased sales by 9.8%.

Gross profit increased $3 million, or 0.6%, to $530 million, while the gross profit margin declined to 32.5% from 32.9%. The $3 million improvement in gross profit was due to increased pricing and acquisitions, which offset increased commodity costs, unfavorable foreign exchange translation rates and reduced volume, particularly in our Long Fong business as we revised our distribution system and streamlined our product offerings. Operating income decreased by $12 million, or 6.4%, to $182 million, as the increase in gross profit and decreased marketing expense was more than offset by increased S&D and G&A, a portion of which was due to acquisitions.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $37 million, or 2.5%, to $1.45 billion. Pricing increased sales 3.7%, largely due to increases on Heinz® ketchup, portion control condiments, frozen soups and tomato products. Volume decreased by 5.3%, reflecting reduced restaurant foot traffic, the exit of numerous lower margin products and customers, as well as increased competition on our non-branded products. Divestitures reduced sales 0.9%.

Gross profit decreased $44 million, or 11.1%, to $353 million, and the gross profit margin decreased to 24.3% from 26.7%, due to lower volume, higher commodity and manufacturing costs and Fiscal 2008 gains on commodity derivative contracts, partially offset by higher pricing. Operating income decreased $34 million, or 20.7%, to $129 million, which was primarily due to the decline in gross profit, partially offset by reduced G&A reflecting a gain in Fiscal 2009 on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $100 million, or 27.3%, to $468 million. Volume increased 4.6% driven by increases in Latin America and the Middle East. Higher pricing increased sales by 27.6%, largely due to inflation in Latin America and commodity-related price increases in South Africa and the Middle East. Acquisitions increased sales 0.2% due to the fourth quarter Fiscal 2009 acquisition of Papillon, a small chilled products business in South Africa. Foreign exchange translation rates decreased sales 5.2%.

Gross profit increased $28 million, or 21.4%, to $161 million, due mainly to increased pricing and higher volume, partially offset by increased commodity costs and unfavorable foreign currency movements. Operating income increased $7 million, or 15.2% to $52 million due to the increase in gross profit partially offset by wage inflation in Latin America.

Liquidity and Financial Position

For Fiscal 2010, cash provided by operating activities was a record $1.26 billion compared to $1.17 billion in the prior year. The improvement in Fiscal 2010 versus Fiscal 2009 was generated despite significant contributions to our pension plans, and was primarily due to favorable movements in working capital and reduced tax payments. Additionally, $84 million of cash was received in the current year in connection with an accounts receivable securitization program (see additional explanations below), and the Company also received $48 million of cash from the termination of a total rate of return swap. In the prior year, the Company received $106 million of cash from the settlement and maturity of foreign currency contracts that were put in place to help mitigate the impact of translation associated with key foreign currencies (see Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information). The Company’s cash conversion cycle improved 8 days, to 47 days in Fiscal 2010. There was a 6 day improvement in inventories as a result of the Company’s efforts to reduce inventory levels. Receivables accounted for 5 days of the improvement, 4 days of which is a result of the accounts receivable securitization program. Accounts payable partially offset these improvements, with a 3 day decrease, a portion of which reflects inventory reductions and the resulting decrease in the amounts due to suppliers.

During Fiscal 2010, the Company made $540 million of contributions to the pension plans compared to $134 million in the prior year. Of this $540 million of payments, $475 million were discretionary contributions that were made to help offset the impact of adverse conditions in the global equity and bond markets in Fiscal 2009. Contributions for Fiscal 2011 are expected to be less than $50 million; however, actual contributions may be affected by pension asset and liability valuations during the year.

During the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its U.S. receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of April 28, 2010 was $84 million.

Cash provided by investing activities totaled $13 million compared to using $761 million of cash last year. In the current year, proceeds from divestitures provided cash of $19 million which primarily related to the sale of our Kabobs and Appetizers And, Inc. frozen hors d’oeuvres foodservice businesses in the U.S. and our private label frozen desserts business in the U.K. Cash paid for acquisitions in the current year totaled $11 million and primarily related to Arthur’s Fresh Company, a small chilled smoothies business in Canada. In the prior year, cash paid for acquisitions, net of divestitures, required $281 million which primarily related to the acquisitions of the Golden Circle Limited fruit and juice business in Australia, the La Bonne Cuisine chilled dip business in New Zealand, the Bénédicta® sauce business in France and Papillon, a small chilled products business in South Africa, partially offset by the sale of a small domestic portion control foodservice business. Capital expenditures totaled $278 million (2.6% of sales) in Fiscal 2010 compared to $292 million (2.9% of sales) in the prior year, which is in-line with historic levels. The Company expects capital spending as a percentage of sales to be approximately 3% in Fiscal 2011. Proceeds from disposals of property, plant and equipment were $96 million in Fiscal 2010 compared to $5 million in the prior year reflecting proceeds received in the fourth quarter of this year related to property sold in the Netherlands as discussed previously. The current year decrease in restricted cash represents collateral that was released in connection with the termination of a total rate of return swap in August 2009. The prior year requirement of $193 million for restricted cash represents the posting of this collateral.

Cash used for financing activities in the current year totaled $1.15 billion compared to $516 million last year.

•	Proceeds from long-term debt were $447 million in the current year largely reflecting the July 2009 issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz. These notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes. In addition, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010.

•	Payments on long-term debt were $630 million in the current year primarily reflecting cash payments on the DRS exchange transaction discussed below and the payoff of our A$281 million Australian denominated borrowings which matured on December 16, 2009.

•	Proceeds from long-term debt were $853 million in the prior year. The prior year proceeds represent the sale of $500 million 5.35% Notes due 2013 as well as the sale of $350 million or 3,500 shares of HFC Series B Preferred Stock. The proceeds from both of these prior year transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock. As a result, payments on long-term debt were $427 million in the prior year.

•	Net payments on commercial paper and short-term debt were $427 million this year compared to $484 million in the prior year.

•	Cash proceeds from option exercises provided $67 million of cash in the current year, and the Company had no treasury stock purchases in the current year. Cash proceeds from option exercises, net of treasury stock purchases, were $83 million in the prior year.

•	Dividend payments totaled $534 million this year, compared to $525 million for the same period last year, reflecting a 1.2% increase in the annualized dividend per common share to $1.68.

•	Acquisition of subsidiary shares from noncontrolling interests of $62 million relates to the purchase of the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces.

On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and paid $218 million of cash, in exchange for $681 million of its outstanding 15.590% DRS due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the DRS exchange transaction. See Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.

On May 27, 2010, the Company announced that its Board of Directors approved a 7.1% increase in the quarterly dividend on common stock from 42.0 cents to 45.0 cents, an annual indicative rate of $1.80 per share for Fiscal 2011, effective with the July 2010 dividend payment. Fiscal 2011 dividend payments are expected to be approximately $575 million.

At April 28, 2010, the Company had total debt of $4.62 billion (including $207 million relating to hedge accounting adjustments) and cash and cash equivalents of $483 million. Total debt balances since prior year end declined $524 million as a result of the items discussed above. The reported cash as of April 28, 2010 was negatively impacted by approximately $56 million due to the currency devaluation in Venezuela (see “Venezuela- Foreign Currency and Inflation” section below for additional discussion). Access to U.S. dollars in Venezuela at the official (government established) exchange rate is limited and subject to approval by a currency control board in Venezuela.

At April 28, 2010, the Company had $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. The credit agreement that expires in 2013 replaced the $600 million credit agreement that expired in April 2010. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to customary covenants. The Company was in compliance with all of its covenants as of April 28, 2010 and April 29, 2009. In addition, the Company has $489 million of foreign lines of credit available at April 28, 2010.

After-tax return on invested capital (“ROIC”) is calculated by taking net income attributable to H.J. Heinz Company, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total H.J. Heinz Company shareholders’ equity less cash and cash equivalents, short-term investments, restricted cash, and the hedge accounting adjustments. ROIC was 17.8% in Fiscal 2010, 18.4% in Fiscal 2009, and 16.8% in Fiscal 2008. Fiscal 2010 ROIC was negatively impacted by 0.9% for the losses on discontinued operations. ROIC in Fiscal 2009 was favorably impacted by 1.1% due to the $107 million gain on foreign currency forward contracts discussed earlier. The remaining increase in Fiscal 2010 ROIC compared to Fiscal 2009 is largely due to reduced debt levels and effective management of the asset base. The increase in ROIC in Fiscal 2009 versus 2008 was largely due to higher net income attributable to H.J. Heinz Company and decreased average H.J. Heinz Company shareholders’ equity reflecting foreign currency translation adjustments, share repurchases and effective management of the asset base.

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

As of April 28, 2010, the Company’s long-term debt ratings at Moody’s, Standard & Poor’s and Fitch Rating have remained consistent at Baa2, BBB and BBB, respectively.

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

The following table represents the contractual obligations of the Company as of April 28, 2010.

	Fiscal Year
				2016
	2011	2012-2013	2014-2015	Forward	Total
	(Amounts in thousands)

Long Term Debt(1)	$334,511	$2,147,033	$1,078,602	$3,278,618	$6,838,764
Capital Lease Obligations	24,068	74,884	12,801	23,841	135,594
Operating Leases	78,745	131,765	90,113	151,919	452,542
Purchase Obligations	1,355,379	1,359,806	545,546	66,277	3,327,008
Other Long Term Liabilities Recorded on the Balance Sheet	46,377	133,026	105,795	150,191	435,389

Total	$1,839,080	$3,846,514	$1,832,857	$3,670,846	$11,189,297

(1)	Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes and insurance accruals. The Company is unable to estimate the timing of the payments for these items.

At April 28, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $73 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

As of April 28, 2010, the Company was a party to two operating leases for buildings and equipment. The Company has guaranteed supplemental payment obligations of approximately $130 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote.

The Company acted as servicer for $84 million of U.S. trade receivables sold through an accounts receivable securitization program that are not recognized on the balance sheet as of April 28, 2010. In addition, the Company acted as servicer for approximately $126 million and $71 million of trade receivables which were sold to unrelated third parties without recourse as of April 28, 2010 and April 29, 2009, respectively.

No significant credit guarantees existed between the Company and third parties as of April 28, 2010.

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

The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	April 28, 2010	April 29, 2009	April 28, 2010	April 29, 2009
	(Dollars in millions)

Purpose of Hedge:
Intercompany cash flows	$726	$683	$(5)	$16
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	814	468	(17)	20
Forecasted sales and foreign currency denominated assets	98	96	22	—

	$1,638	$1,247	$—	$36

As of April 28, 2010, the Company’s foreign currency contracts mature within four years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)

Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $4.62 billion (including $207 million relating to hedge accounting adjustments) and $5.14 billion (including $251 million relating to hedge accounting adjustments) at April 28, 2010 and April 29, 2009, respectively. The Company’s debt obligations are summarized in Note 7, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”

In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 28, 2010, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 28, 2010	April 29, 2009
	(Dollars in millions)

Pay floating swaps—notional amount	$1,516	$1,516
Net unrealized gains	$109	$151
Weighted average maturity (years)	3	4
Weighted average receive rate	6.30%	6.31%
Weighted average pay rate	1.47%	3.67%

During Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s DRS. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of DRS discussed in Note 7, “Debt and Financing Arrangements” in Item 8-“Financial Statements and Supplementary Data.” Upon termination of the swap, the Company received net cash proceeds of $48 million, in addition to the release of the $193 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $28 million for the year ended April 28, 2010, and $28 million for the year ended April 29, 2009, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees. Net unrealized gains related to this swap totaled $20 million as of April 29, 2009.

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $160 million as of April 28, 2010, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. Net unrealized losses related to these swaps totaled $12 million as of April 28, 2010. These contracts are scheduled to mature in Fiscal 2013.

Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 28, 2010, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts,

interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(Dollars in millions)

Foreign currency contracts	$116
Interest rate swap contracts	$7
Cross-currency interest rate swaps	$17

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

During Fiscal 2010, the Company recorded a $62 million currency translation loss as a result of the currency devaluation, which has been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $81 million at April 28, 2010. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. Based on the blended National Consumer Price Index, the Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary have been consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our fiscal fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At April 28, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $42 million.

Recently Issued Accounting Standards

On September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company will adopt this amendment on April 29, 2010, the first day of Fiscal 2011, and this adoption is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The

Company will adopt this amendment on April 29, 2010, the first day of Fiscal 2011, and this adoption is not expected to have a material impact on the Company’s financial statements.

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 10, “Fair Value Measurements” in Item 8—“Financial Statements and Supplementary Data”, for additional information.

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption had no impact on net income and a $0.01, $0.01, and $0.02 unfavorable impact on basic and diluted earnings per share from continuing operations for Fiscal 2010, 2009 and 2008, respectively. See Note 13, “Income Per Common Share” in Item 8-“Financial Statements and Supplementary Data” for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted this guidance in the fourth quarter of Fiscal 2010. As this guidance only requires enhanced disclosures, its adoption did not impact the Company’s financial position, results of operations, or cash flows. See Note 11, “Pension and Other Postretirement Benefit Plans” in Item 8—“Financial Statements and Supplementary Data” for additional information.

Foreign Currency

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. As discussed above, the Company began applying highly inflationary accounting for its Venezuelan subsidiary on the first day of its Fiscal 2010 fourth quarter, however, such guidance had no impact on the Company’s financial statements.

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

Marketing Costs—Trade promotions are an important component of the sales and marketing of the Company’s products and are critical to the support of the business. Trade promotion costs include amounts paid to retailers to offer temporary price reductions for the sale of the Company’s products to consumers, amounts paid to obtain favorable display positions in retailers’ stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by the Company’s customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on the Company’s results of operations depending on how actual results of the programs compare to original estimates.

We offer coupons to consumers in the normal course of our business. Expenses associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if actual redemption rates vary from estimated redemption rates.

Investments and Long-lived Assets, including Property, Plant and Equipment—Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other-than-temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with the Company’s internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends. As each is management’s best estimate on then available information, resulting estimates may differ from actual cash flows and estimated fair values.

Goodwill and Indefinite-Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, decline in expected cash flows, slower growth rates, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. We perform our impairment tests of goodwill at the reporting unit level. The Company has 17 reporting units globally that have assigned goodwill and are thus required to be tested for impairment.

The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the models were determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary significantly among the reporting units, but generally, higher assumed growth rates were utilized in emerging markets when compared to developed markets. For each reporting unit and indefinite-lived intangible asset, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 6-17% in Fiscal 2010. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. We validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units, including those with no assigned goodwill, to our market capitalization and a reasonable control premium.

During the fourth quarter of Fiscal 2010, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets. The fair values of each reporting unit significantly exceeded their carrying values, with the exception of two reporting units, in which there was only a minor excess. The goodwill associated with these two reporting units is not material as of April 28, 2010.

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

The Company recognized pension expense related to defined benefit programs of $25 million, $6 million, and $7 million for fiscal years 2010, 2009, and 2008, respectively, which reflected expected return on plan assets of $211 million, $208 million, and $227 million, respectively. The Company contributed $540 million to its pension plans in Fiscal 2010 compared to $134 million in Fiscal 2009 and $58 million in Fiscal 2008. The Company expects to contribute less than $50 million to its pension plans in Fiscal 2011.

One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.1% for the year end April 28, 2010 and 8.2% for the years ended April 29, 2009 and April 30, 2008. For purposes of calculating Fiscal 2011 expense, the weighted average rate of return will be approximately 8.2%.

Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 28, 2010 decreased to 5.6% from 6.5% as of April 29, 2009.

Deferred gains and losses result from actual experience different from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $1.09 billion at April 28, 2010. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at April 28, 2010 as determined using an average initial health care trend rate of 7.1% which gradually decreases to an average ultimate rate of 4.8% in 6 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $16 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $2 million and decrease the benefit obligation by $15 million.

The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. As a result of the PPACA, the Company was required to recognize in Fiscal 2010 tax expense of $4 million (approximately $0.01 per share) related to reduced deductibility in future periods of the postretirement prescription drug coverage. The PPACA and HCERA (collectively referred to as the Act) will have both immediate and long-term ramifications for many employers that provide retiree health benefits.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following rates, the Company’s Fiscal 2010 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(295)	$352
Discount rate used in determining net pension expense	$(29)	$27
Long-term rate of return on assets used in determining net pension expense	$(26)	$26
Other benefits
Discount rate used in determining projected benefit obligation	$(13)	$16
Discount rate used in determining net benefit expense	$(1)	$1

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

Input Costs

In general, the effects of cost inflation may be experienced by the Company in future periods. During Fiscals 2009 and 2010, the Company experienced wide-spread inflationary increases in commodity input costs. Price increases and continued productivity improvements have helped to offset these cost increases. While recently there has been a general decline in commodity inflation, some key input costs remain above historic levels. Productivity improvements are expected to help mitigate such costs.

Stock Market Information

H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of

May 31, 2010 approximated 35,400. The closing price of the common stock on The New York Stock Exchange composite listing on April 28, 2010 was $45.76.

Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low

2010
First	$38.85	$34.03
Second	41.60	37.30
Third	43.75	39.69
Fourth	47.84	42.67
2009
First	$51.44	$46.35
Second	53.00	38.43
Third	45.83	34.52
Fourth	38.34	30.51

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 28, 2010, as stated in their report which appears herein.

/s/  William R. Johnson

Chairman, President and
Chief Executive Officer

/s/  Arthur B. Winkleblack

Executive Vice President and
Chief Financial Officer

June 17, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
H. J. Heinz Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 28, 2010 and April 29, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the accompanying consolidated financial statements, effective April 30, 2009, the Company changed its accounting and reporting for noncontrolling interests, business combinations, and earnings per share.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
June 17, 2010

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	April 28, 2010	April 29, 2009	April 30, 2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)

Sales	$10,494,983	$10,011,331	$9,885,556
Cost of products sold	6,700,677	6,442,075	6,233,420

Gross profit	3,794,306	3,569,256	3,652,136
Selling, general and administrative expenses	2,235,078	2,066,810	2,081,801

Operating income	1,559,228	1,502,446	1,570,335
Interest income	45,137	64,150	41,519
Interest expense	295,711	339,635	364,808
Other (expense)/income, net	(18,200)	92,922	(16,283)

Income from continuing operations before income taxes	1,290,454	1,319,883	1,230,763
Provision for income taxes	358,514	375,483	372,587

Income from continuing operations	931,940	944,400	858,176
Loss from discontinued operations, net of tax	(49,597)	(6,439)	(1,698)

Net income	882,343	937,961	856,478
Less: Net income attributable to the noncontrolling interest	17,451	14,889	11,553

Net income attributable to H. J. Heinz Company	$864,892	$923,072	$844,925

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.87	$2.91	$2.62
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.16)	(0.02)	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$2.71	$2.89	$2.61

Average common shares outstanding—diluted	318,113	318,063	321,717

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.89	$2.95	$2.65
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.16)	(0.02)	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$2.73	$2.93	$2.65

Average common shares outstanding—basic	315,948	313,747	317,019

Cash dividends per share	$1.68	$1.66	$1.52

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$914,489	$929,511	$846,623
Loss from discontinued operations, net of tax	(49,597)	(6,439)	(1,698)

Net income	$864,892	$923,072	$844,925

(Per share amounts may not add due to rounding)

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 28,	April 29,
	2010	2009
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$483,253	$373,145
Trade receivables (net of allowances: 2010—$10,196 and 2009—$10,233)	794,845	881,164
Other receivables (net of allowances: 2010—$268 and 2009—$1,162)	250,493	290,633
Inventories:
Finished goods and work-in-process	979,543	973,983
Packaging material and ingredients	269,584	263,630

Total inventories	1,249,127	1,237,613
Prepaid expenses	130,819	125,765
Other current assets	142,588	36,701

Total current assets	3,051,125	2,945,021

Property, plant and equipment:
Land	77,248	76,193
Buildings and leasehold improvements	842,346	775,217
Equipment, furniture and other	3,546,046	3,258,152

	4,465,640	4,109,562
Less accumulated depreciation	2,373,844	2,131,260

Total property, plant and equipment, net	2,091,796	1,978,302

Other non-current assets:
Goodwill	2,770,918	2,687,788
Trademarks, net	895,138	889,815
Other intangibles, net	402,576	405,351
Long-term restricted cash	—	192,736
Other non-current assets	864,158	565,171

Total other non-current assets	4,932,790	4,740,861

Total assets	$10,075,711	$9,664,184

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 28,	April 29,
	2010	2009(2)
	(In thousands)

Liabilities and Equity
Current liabilities:
Short-term debt	$43,853	$61,297
Portion of long-term debt due within one year	15,167	4,341
Trade payables	1,007,517	955,430
Other payables	121,997	157,877
Salaries and wages	118,161	91,283
Accrued marketing	288,579	233,316
Other accrued liabilities	549,492	485,406
Income taxes	30,593	73,896

Total current liabilities	2,175,359	2,062,846

Long-term debt and other non-current liabilities:
Long-term debt	4,559,152	5,076,186
Deferred income taxes	665,089	345,749
Non-pension post-retirement benefits	216,423	214,786
Other non-current liabilities	511,192	685,512

Total long-term debt and other non-current liabilities	5,951,856	6,322,233

Equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value(1)	70	70
Common stock, 431,096 shares issued, $0.25 par value	107,774	107,774

	107,844	107,844
Additional capital	657,596	737,917
Retained earnings	6,856,033	6,525,719

	7,621,473	7,371,480
Less:
Treasury shares, at cost (113,404 shares at April 28, 2010 and 116,237 shares at April 29, 2009)	4,750,547	4,881,842
Accumulated other comprehensive loss	979,581	1,269,700

Total H.J. Heinz Company shareholders’ equity	1,891,345	1,219,938
Noncontrolling interest(2)	57,151	59,167

Total equity	1,948,496	1,279,105

Total liabilities and equity	$10,075,711	$9,664,184

(1)	The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of April 28, 2010, there were authorized, but unissued, 2,200 shares of third cumulative preferred stock for which the series had not been designated.

(2)	Noncontrolling (minority) interest has been reclassified and presented as a component of equity as a result of the adoption of new accounting guidance (see Note 2).

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Equity

	April 28, 2010			April 29, 2009		April 30, 2008
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

PREFERRED STOCK
Balance at beginning of year	7	$70		7	$72	8	$77
Conversion of preferred into common stock	—	—		—	(2)	(1)	(5)

Balance at end of year	7	70		7	70	7	72

Authorized shares- April 28, 2010	7

COMMON STOCK
Balance at beginning of year	431,096	107,774		431,096	107,774	431,096	107,774

Balance at end of year	431,096	107,774		431,096	107,774	431,096	107,774

Authorized shares- April 28, 2010	600,000

ADDITIONAL CAPITAL
Balance at beginning of year		737,917			617,811		580,606
Conversion of preferred into common stock		(29)			(95)		(219)
Stock options exercised, net of shares tendered for payment		(21,717	)(4)		98,736 (4)		20,920 (4)
Stock option expense		7,897			9,405		8,919
Restricted stock unit activity		(9,698)			(538)		4,961
Initial adoption of accounting guidance for uncertainty in income taxes		—			—		(1,719)
Tax settlement(1)		—			8,537		—
Purchase of subsidiary shares from noncontrolling interests(2)		(54,209)			—		—
Other, net(3)		(2,565)			4,061		4,343

Balance at end of year		657,596			737,917		617,811

RETAINED EARNINGS
Balance at beginning of year		6,525,719			6,129,008		5,778,617
Net income attributable to H.J. Heinz Company		864,892			923,072		844,925
Cash dividends:
Preferred (per share $1.70 per share in 2010, 2009 and 2008)		(9)			(12)		(12)
Common (per share $1.68, $1.66, and $1.52 in 2010, 2009 and 2008, respectively)		(533,543)			(525,281)		(485,234)
Initial adoption of accounting guidance for uncertainty in income taxes		—			—		(9,288)
Other(5)		(1,026)			(1,068)		—

Balance at end of year		6,856,033			6,525,719		6,129,008

TREASURY STOCK
Balance at beginning of year	(116,237)	(4,881,842)		(119,628)	(4,905,755)	(109,317)	(4,406,126)
Shares reacquired	—	—		(3,650)	(181,431)	(13,054)	(580,707)
Conversion of preferred into common stock	1	29		3	97	8	224
Stock options exercised, net of shares tendered for payment	2,038	94,315		6,179	178,559	2,116	62,486
Restricted stock unit activity	470	21,864		485	15,026	289	8,591
Other, net(3)	324	15,087		374	11,662	330	9,777

Balance at end of year	(113,404)	$(4,750,547)		(116,237)	$(4,881,842)	(119,628)	$(4,905,755)

(1)	See Note No. 6 for further details.

(2)	See Note No. 4 for further details.

(3)	Includes activity of the Global Stock Purchase Plan.

(4)	Includes income tax benefit resulting from exercised stock options.

(5)	Includes adoption of the measurement date provisions of accounting guidance for defined benefit pension and other postretirement plans and unpaid dividend equivalents on restricted stock units.

(6)	Comprised of unrealized translation adjustment of $(221,611), pension and post-retirement benefits net prior service cost of $(7,833) and net losses of $(749,815), and deferred net losses on derivative financial instruments of $1,876 .

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Equity

	April 28, 2010			April 29, 2009		April 30, 2008
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		$(1,269,700)			$(61,090)		$(219,265)
Net pension and post-retirement benefit gains/(losses)		78,871			(301,347)		(155,989)
Reclassification of net pension and post-retirement benefit losses to net income		38,903			24,744		27,787
Unrealized translation adjustments		193,600			(944,439)		281,090
Net change in fair value of cash flow hedges		(32,488)			33,204		16,273
Net hedging losses/(gains) reclassified into earnings		13,431			(20,772)		(10,986)
Purchase of subsidiary shares from noncontrolling interests(2)		(2,198)			—		—

Balance at end of year		(979,581	)(6)		(1,269,700)		(61,090)

TOTAL H.J. HEINZ COMPANY SHAREHOLDERS’ EQUITY		1,891,345			1,219,938		1,887,820

NONCONTROLLING INTEREST
Balance at beginning of year		59,167			65,727		98,309
Net income attributable to the noncontrolling interest		17,451			14,889		11,553
Other comprehensive income, net of tax:
Net pension and post-retirement benefit losses		(1,266)			(464)		—
Unrealized translation adjustments		8,411			(8,110)		(1,727)
Net change in fair value of cash flow hedges		(788)			131		—
Net hedging losses/(gains) reclassified into earnings		254			(56)		—
Dispositions of minority-owned entities		—			—		(20,062)
Purchase of subsidiary shares from noncontrolling interests(2)		(5,467)			—		(10,284)
Dividends paid to noncontrolling interest		(20,611)			(12,950)		(12,062)

Balance at end of year		57,151			59,167		65,727

TOTAL EQUITY		$1,948,496			$1,279,105		$1,953,547

COMPREHENSIVE INCOME
Net income		$882,343			$937,961		$856,478
Other comprehensive income, net of tax:
Net pension and post-retirement benefit gains/(losses)		77,605			(301,811)		(155,989)
Reclassification of net pension and post-retirement benefit losses to net income		38,903			24,744		27,787
Unrealized translation adjustments		202,011			(952,549)		279,363
Net change in fair value of cash flow hedges		(33,276)			33,335		16,273
Net hedging losses/(gains) reclassified into earnings		13,685			(20,828)		(10,986)

Total comprehensive income/(loss)		1,181,271			(279,148)		1,012,926
Comprehensive income attributable to the noncontrolling interest		(24,062)			(6,390)		(9,826)

Comprehensive income/(loss) attributable to H.J. Heinz Company		$1,157,209			$(285,538)		$1,003,100

Note: See Footnote explanations on Page 43

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Operating activities:
Net income	$882,343	$937,961	$856,478
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	254,528	241,294	250,826
Amortization	48,308	40,081	38,071
Deferred tax provision	220,528	108,950	18,543
Net losses/(gains) on disposals	44,860	(6,445)	(15,706)
Pension contributions	(539,939)	(133,714)	(58,061)
Other items, net	90,938	(85,029)	68,851
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivable securitization facility	84,200	—	—
Receivables	37,187	(10,866)	(55,832)
Inventories	48,537	50,731	(133,600)
Prepaid expenses and other current assets	2,113	996	5,748
Accounts payable	(2,805)	(62,934)	89,160
Accrued liabilities	96,533	24,641	28,259
Income taxes	(5,134)	61,216	95,566

Cash provided by operating activities	1,262,197	1,166,882	1,188,303

Investing activities:
Capital expenditures	(277,642)	(292,121)	(301,588)
Proceeds from disposals of property, plant and equipment	96,493	5,407	8,531
Acquisitions, net of cash acquired	(11,428)	(293,898)	(151,604)
Proceeds from divestitures	18,637	13,351	63,481
Change in restricted cash	192,736	(192,736)	—
Termination of net investment hedges	—	—	(93,153)
Other items, net	(5,353)	(1,197)	(79,894)

Cash provided by/( used for) investing activities	13,443	(761,194)	(554,227)

Financing activities:
Payments on long-term debt	(630,394)	(427,417)	(368,214)
Proceeds from long-term debt	447,056	853,051	—
Net (payments on)/proceeds from commercial paper and short-term debt	(427,232)	(483,666)	483,730
Dividends	(533,552)	(525,293)	(485,246)
Purchases of treasury stock	—	(181,431)	(580,707)
Exercise of stock options	67,369	264,898	78,596
Acquisition of subsidiary shares from noncontrolling interests	(62,064)	—	—
Termination of interest rate swaps	—	—	103,522
Other items, net	(9,099)	(16,478)	10,224

Cash used for financing activities	(1,147,916)	(516,336)	(758,095)

Effect of exchange rate changes on cash and cash equivalents	(17,616)	(133,894)	88,810

Net increase/(decrease) in cash and cash equivalents	110,108	(244,542)	(35,209)
Cash and cash equivalents at beginning of year	373,145	617,687	652,896

Cash and cash equivalents at end of year	$483,253	$373,145	$617,687

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:

H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years, for the financial statements included herein, ended April 28, 2010, April 29, 2009, and April 30, 2008.

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

Highly Inflationary Accounting:

The Company applies highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 19 for additional information.

Cash Equivalents:

Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

Property, Plant and Equipment:

Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The Company reviews property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable. Factors that may affect recoverability include changes in planned use of equipment or software, and the closing of facilities. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist and are largely independent. When the carrying value of the asset exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.

Goodwill and Intangibles:

Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. The annual impairment tests are performed as of the last day of the third quarter of each fiscal year. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. We perform our impairment tests of goodwill at the reporting unit level. The Company’s measure of impairment for both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates, working capital changes and macroeconomic factors.

Revenue Recognition:

The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This primarily occurs upon delivery of the product to the customer. For the most part, customers do not have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.

Marketing Costs:

The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

incentive and trade promotion activities are primarily recorded as a reduction of revenue or as a component of cost of products sold based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. We perform monthly evaluations of our outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Expenses associated with coupons, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform monthly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

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

Compensation cost related to all stock-based awards is determined using the grant date fair value. Determining the fair value of employee stock options at the grant date requires judgment in

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Compensation cost for restricted stock units is determined based on the fair value of the Company’s stock at the grant date. The Company applies the modified-prospective transition method for stock options granted on or prior to, but not vested as of, May 3, 2006. Compensation cost related to these stock options is determined using the grant date fair value originally estimated and disclosed in a pro-forma manner in prior period financial statements in accordance with the original provisions of the Financial Accounting Standards Board’s (“FASB’s”) guidance for stock compensation.

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

The Company uses derivative financial instruments for the purpose of hedging currency, debt and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined using observable market data. Derivatives with scheduled maturities of less than one year are included in other receivables or other payables, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in other receivables or other payables and the long-term portion is presented as a component of other non-current assets or other non-current liabilities, based on the instrument’s fair value.

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

On September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles in the United States of America. The Codification changed the referencing of financial standards but did not

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

change or alter existing U.S. GAAP. The Codification became effective for the Company in the second quarter of Fiscal 2010.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company will adopt this amendment on April 29, 2010, the first day of Fiscal 2011, and this adoption is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company will adopt this amendment on April 29, 2010, the first day of Fiscal 2011, and this adoption is not expected to have a material impact on the Company’s financial statements.

Fair Value

On April 30, 2009, the Company adopted new accounting guidance on fair value measurements for its non-financial assets and liabilities that are recognized at fair value on a non-recurring basis, including long-lived assets, goodwill, other intangible assets and exit liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. The adoption of this guidance did not have a material impact on the Company’s financial statements. See Note 10 for additional information.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Postretirement Benefit Plans and Equity Compensation

On April 30, 2009, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result of adopting this guidance, the Company has retrospectively adjusted its earnings per share data for prior periods. The adoption had no impact on net income and a $0.01, $0.01, and $0.02 unfavorable impact on basic and diluted earnings per share from continuing operations for Fiscal 2010, 2009 and 2008, respectively. See Note 13 for additional information.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This new guidance requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. Companies are required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, the basis used to determine the overall expected long-term rate of return on assets assumption, a description of the inputs and valuation techniques used to develop fair value measurements of plan assets, and significant concentrations of credit risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted this guidance in the fourth quarter of Fiscal 2010. As this guidance only requires enhanced disclosures, its adoption did not impact the Company’s financial position, results of operations, or cash flows. See Note 11 for additional information.

Foreign Currency

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. As discussed in Note 19, the Company began applying highly inflationary accounting for its Venezuelan subsidiary on the first day of its Fiscal 2010 fourth quarter, however, such guidance had no impact on the Company’s financial statements.

3.	Discontinued Operations and Other Disposals

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28, 2010	April 29, 2009	April 30, 2008
	FY 2010	FY 2009	FY 2008
	(Millions of Dollars)

Sales	$63.0	$136.8	$185.2
Net after-tax losses	$(4.7)	$(6.4)	$(1.7)
Tax benefit on losses	$2.0	$2.4	$0.3

On March 31, 2010, the Company received cash proceeds of $94.6 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction includes the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds are intended to compensate the Company for costs, both capital and expense, the Company will incur over the next three years to exit the current factory location and construct certain new facilities. Note, the Company will likely incur costs to rebuild an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory over the next three years while commencing to execute its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the proceeds received, $81.2 million has been deferred based on management’s total estimated future costs to be recovered and incurred and recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation in the Company’s consolidated balance sheet as of April 28, 2010. Proceeds of $15.0 million represent the excess of proceeds received over estimated costs to be recovered and incurred which has been recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010. In the future, the deferred amounts will be recognized as the related costs are incurred and if estimated costs differ from what are actually incurred there could be adjustments that will be reflected in earnings.

4.	Acquisitions

During the third quarter of Fiscal 2010, the Company acquired Arthur’s Fresh Company, a chilled smoothies business in Canada for approximately $11 million in cash as well as an insignificant amount of contingent consideration which is scheduled to be paid in Fiscal 2013. The Company also made payments during Fiscal 2010 related to acquisitions completed in prior fiscal years, none of which were significant.

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

During the first quarter of Fiscal 2008, the Company acquired the license to the Cottee’s® and Rose’s® premium branded jams, jellies and toppings business in Australia and New Zealand for approximately $58 million. During the second quarter of Fiscal 2008, the Company acquired the remaining interest in its Shanghai LongFong Foods business for approximately $18 million in cash as well as deferred consideration. The amount and timing of the deferred payment has not yet been determined, but is not expected to be significant. During the fourth quarter of Fiscal 2008, the Company acquired the Wyko® sauce business in the Netherlands for approximately $66 million. The Company also made payments during Fiscal 2008 related to acquisitions completed in prior fiscal years, none of which were significant.

All of the above-mentioned acquisitions have been accounted for as business combinations and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of the businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. There are no significant contingent payments, options or commitments associated with any of the acquisitions.

During Fiscal 2010, the Company acquired the remaining 49% interest in Cairo Food Industries, S.A.E, an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces, for $62.1 million. The purchase has been accounted for primarily as a reduction in additional capital and noncontrolling interest on the consolidated statements of equity. Prior to the transaction, the Company was the owner of 51% of the business.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the fiscal year ended April 28, 2010, by reportable segment, are as follows:

	North
	American				Rest
	Consumer		Asia/	U.S.	of
	Products	Europe	Pacific	Foodservice	World	Total
	(Thousands of dollars)

Balance at April 30, 2008
Goodwill	$1,096,288	$1,395,461	$285,156	$262,823	$42,394	$3,082,122
Accumulated impairment losses	—	(54,533)	(2,737)	—	(27,390)	(84,660)

	1,096,288	1,340,928	282,419	262,823	15,004	2,997,462
Acquisitions	—	36,983	18,238	—	394	55,615
Purchase accounting adjustments	—	(868)	(1,574)	—	—	(2,442)
Disposals	—	—	—	(2,300)	—	(2,300)
Translation adjustments	(21,447)	(286,045)	(50,861)	—	(2,194)	(360,547)

Balance at April 29, 2009
Goodwill	1,074,841	1,145,531	250,959	260,523	40,594	2,772,448
Accumulated impairment losses	—	(54,533)	(2,737)	—	(27,390)	(84,660)

	1,074,841	1,090,998	248,222	260,523	13,204	2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(895)	(3,030)	—	—	(3,925)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	21,672	17,124	44,233	—	980	84,009

Balance at April 28, 2010
Goodwill	1,102,891	1,161,277	292,162	257,674	41,574	2,855,578
Accumulated impairment losses	—	(54,533)	(2,737)	—	(27,390)	(84,660)

	$1,102,891	$1,106,744	$289,425	$257,674	$14,184	$2,770,918

During the fourth quarter of Fiscal 2010, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets.

During the third quarter of Fiscal 2010, the Company recorded a preliminary purchase price allocation related to the Arthur’s Fresh acquisition, which is expected to be finalized upon completion of valuation procedures. Also during the third quarter of Fiscal 2010, the Company finalized the purchase price allocation for the Golden Circle acquisition resulting primarily in adjustments between goodwill, other intangibles and income taxes. All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During Fiscal 2010, the Company divested its Kabobs and Appetizers And, Inc. frozen hors d’oeuvres businesses within the U.S. Foodservice segment, and completed the sale of its private label frozen desserts business in the U.K. These sale transactions resulted in disposals of goodwill, trademarks and other intangible assets. See Note 3 for additional information.

Trademarks and other intangible assets at April 28, 2010 and April 29, 2009, subject to amortization expense, are as follows:

	April 28, 2010			April 29, 2009
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of dollars)

Trademarks	$267,435	$(73,500)	$193,935	$272,710	$(71,138)	$201,572
Licenses	208,186	(152,509)	55,677	208,186	(146,789)	61,397
Recipes/processes	78,080	(26,714)	51,366	72,988	(22,231)	50,757
Customer-related assets	180,302	(43,316)	136,986	179,657	(38,702)	140,955
Other	66,807	(54,157)	12,650	68,128	(55,091)	13,037

	$800,810	$(350,196)	$450,614	$801,669	$(333,951)	$467,718

Amortization expense for trademarks and other intangible assets was $28.2 million, $28.2 million and $25.3 million for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of April 28, 2010, amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at April 28, 2010 totaled $847.1 million and consisted of $701.2 million of trademarks, $113.8 million of recipes/processes, and $32.1 million of licenses. Intangible assets not subject to amortization at April 29, 2009 totaled $827.4 million and consisted of $688.2 million of trademarks, $111.6 million of recipes/processes, and $27.6 million of licenses.

6.	Income Taxes

The following table summarizes the (benefit)/provision for U.S. federal, state and foreign taxes on income from continuing operations.

	2010	2009	2008
	(Dollars in thousands)

Current:
U.S. federal	$(24,446)	$73,490	$79,310
State	(809)	1,855	15,218
Foreign	163,241	192,765	260,977

	137,986	268,110	355,505

Deferred:
U.S. federal	165,141	73,130	14,072
State	8,141	8,230	1,823
Foreign	47,246	26,013	1,187

	220,528	107,373	17,082

Provision for income taxes	$358,514	$375,483	$372,587

Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $9.3 million in Fiscal 2010, $17.6 million in Fiscal 2009 and $6.2 million in Fiscal 2008.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of income from continuing operations before income taxes consist of the following:

	2010	2009	2008
	(Dollars in thousands)

Domestic	$499,059	$534,217	$257,330
Foreign	791,395	785,666	973,433

From continuing operations	$1,290,454	$1,319,883	$1,230,763

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(3.5)	(4.1)	(4.9)
State income taxes (net of federal benefit)	0.3	0.6	0.6
Earnings repatriation	1.2	0.4	3.2
Tax free interest	(4.6)	(2.5)	(1.2)
Effects of revaluation of tax basis of foreign assets	(0.5)	(0.7)	(2.4)
Other	(0.1)	(0.3)	—

Effective tax rate	27.8%	28.4%	30.3%

The decrease in the effective tax rate in Fiscal 2010 is primarily the result of tax efficient financing of the Company’s operations, partially offset by higher taxes on repatriation of earnings. The decrease in the effective tax rate in Fiscal 2009 was primarily the result of reduced repatriation costs partially offset by decreased benefits from the revaluation of tax basis of foreign assets. The effective tax rate in Fiscal 2008 was impacted by higher earnings repatriation costs which were partially offset by increased benefits from the revaluation of the tax basis of foreign assets.

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 28, 2010 and April 29, 2009.

	2010	2009
	(Dollars in thousands)

Depreciation/amortization	$754,353	$643,538
Benefit plans	38,718	1,854
Deferred income	66,920	84,939
Financing costs	118,512	—
Other	102,663	90,640

Deferred tax liabilities	1,081,166	820,971

Operating loss carryforwards and carrybacks	(159,519)	(87,923)
Benefit plans	(178,363)	(295,254)
Depreciation/amortization	(74,925)	(53,461)
Tax credit carryforwards	(62,284)	(34,721)
Deferred income	(36,373)	(44,308)
Other	(123,681)	(91,851)

Deferred tax assets	(635,145)	(607,518)

Valuation allowance	62,519	59,072

Net deferred tax liabilities	$508,540	$272,525

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also has foreign deferred tax assets and valuation allowances of $119.2 million, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

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

At the end of Fiscal 2010, foreign operating loss carryforwards totaled $312.7 million. Of that amount, $193.2 million expire between 2011 and 2020; the other $119.5 million do not expire. Deferred tax assets of $47.4 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire between 2015 and 2020. Deferred tax assets of $13.1 million have been recorded for state operating loss carryforwards. These losses expire between 2011 and 2030.

The net change in the Fiscal 2010 valuation allowance shown above is an increase of $3.4 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized prior to their expiration date, partially offset by a reduction in unrealizable net state deferred tax assets. The net change in the Fiscal 2009 valuation allowance was an increase of $7.1 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards and state deferred tax assets that were not expected to be utilized prior to their expiration date. The net change in the Fiscal 2008 valuation allowance was an increase of $7.0 million. The increase was primarily due to the recording of additional valuation allowance for state deferred tax assets that were not expected to be utilized prior to their expiration date.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(Dollars in millions)

Balance at the beginning of the fiscal year	$86.6	$129.1	$183.7
Increases for tax positions of prior years	3.7	11.3	10.6
Decreases for tax positions of prior years	(35.4)	(59.5)	(31.0)
Increases based on tax positions related to the current year	10.4	15.0	9.9
Decreases due to settlements with taxing authorities	(0.8)	(0.8)	(41.0)
Decreases due to lapse of statute of limitations	(7.4)	(8.5)	(3.1)

Balance at the end of the fiscal year	$57.1	$86.6	$129.1

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $38.2 million and $51.9 million, on April 28, 2010 and April 29, 2009, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2010, the total amount of gross interest and penalty expense included in the provision for income taxes was $2.0 million and $0.3 million, respectively. For Fiscal 2009, the total amount of gross interest and penalty expense included in the provision for income taxes was $2.8 million and $0.4 million, respectively. For Fiscal 2008, the total amount of gross

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

interest and penalty expense included in the provision for income taxes was $10.7 million and $0.6 million, respectively. The total amount of interest and penalties accrued as of April 28, 2010 was $17.3 million and $1.2 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2009 were $22.5 million and $2.2 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $16.2 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of state and foreign audits in process.

During Fiscal 2009, the Company effectively settled its appeal filed October 15, 2007 of a U.S. Court of Federal Claims decision regarding a refund claim resulting from a Fiscal 1995 transaction. The effective settlement resulted in a $42.7 million decrease in the amount of unrecognized tax benefits, $8.5 million of which was recorded as a credit to additional capital and was received as a refund of tax during Fiscal 2009.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2007 for the U.S. and the United Kingdom, and through Fiscal 2005 for Australia, Canada and Italy.

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $3.7 billion at April 28, 2010.

7.	Debt and Financing Arrangements

Short-term debt consisted of bank debt and other borrowings of $43.9 million and $61.3 million as of April 28, 2010 and April 29, 2009, respectively. The weighted average interest rate was 4.7% and 6.7% for Fiscal 2010 and Fiscal 2009, respectively.

On June 12, 2009, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its U.S. receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in these receivables to an unaffiliated entity. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. The amount of receivables sold through this program as of April 28, 2010 was $84.2 million. The proceeds from this securitization program are recognized on the statements of cash flows as a component of operating activities.

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

As of April 29, 2009, the Company had $800 million of remarketable securities due December 2020. On August 6, 2009, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes issued in July 2009), and paid $217.5 million of cash, in exchange for $681 million of its outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89.0 million. The

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the dealer remarketable securities exchange transaction. See Note 12 for additional information. The next remarketing on the remaining remarketable securities ($119 million) is scheduled for December 1, 2011. If the remaining securities are not remarketed, then the Company is required to repurchase all of the remaining securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires the remaining securities from the holders, the Company is required to pay to the holder of the remaining remarketing option the option settlement amount. This value fluctuates based on market conditions.

During the second quarter of Fiscal 2010, the Company entered into a three-year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to U.S. dollar 167.3 million and the interest rate was fixed at 4.084%. See Note 12 for additional information.

During the third quarter of Fiscal 2010, the Company paid off its A$281 million Australian denominated borrowings ($257 million), which matured on December 16, 2009.

At April 28, 2010, the Company had $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. The credit agreement that expires in 2013 replaced the $600 million credit agreement that expired in April 2010. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to customary covenants. The Company was in compliance with all of its covenants as of April 28, 2010 and April 29, 2009. In addition, the Company has $488.6 million of foreign lines of credit available at April 28, 2010.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of April 28, 2010 and April 29, 2009:

	2010	2009
	(Dollars in thousands)

Commercial Paper (variable rate)	$232,829	$639,958
7.125% U.S. Dollar Notes due August 2039	624,531	—
8.0% Heinz Finance Preferred Stock due July 2013	350,000	350,000
5.35% U.S. Dollar Notes due July 2013	499,888	499,853
6.625% U.S. Dollar Notes due July 2011	749,878	749,773
6.00% U.S. Dollar Notes due March 2012	599,187	598,744
U.S. Dollar Remarketable Securities due December 2020	119,000	800,000
6.375% U.S. Dollar Debentures due July 2028	230,619	230,360
6.25% British Pound Notes due February 2030	188,928	183,440
6.75% U.S. Dollar Notes due March 2032	440,942	440,867
Japanese Yen Credit Agreement due October 2012 (variable rate)	159,524	—
Australian Dollar Credit Agreement (variable rate)	—	204,287
Canadian Dollar Credit Agreement (variable rate)	—	39,917
Other U.S. Dollar due May 2010—November 2034 (1.04—7.90)%	110,339	55,609
Other Non-U.S. Dollar due May 2010—March 2022 (7.00—11.00)%	61,558	36,244

	4,367,223	4,829,052
Hedge Accounting Adjustments (See Note 12)	207,096	251,475
Less portion due within one year	(15,167)	(4,341)

Total long-term debt	$4,559,152	$5,076,186

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.45%	5.31%

During Fiscal 2009, the Company completed the sale of $500 million 5.35% Notes due 2013. Also, during Fiscal 2009, the Company’s HFC subsidiary completed the sale of $350 million or 3,500 shares of its Series B Preferred Stock. The proceeds from both transactions were used for general corporate purposes, including the repayment of commercial paper and other indebtedness incurred to redeem HFC’s Series A Preferred Stock.

HFC’s 3,500 mandatorily redeemable preferred shares are classified as long-term debt. Each share of preferred stock is entitled to annual cash dividends at a rate of 8% or $8,000 per share. On July 15, 2013, each share will be redeemed for $100,000 in cash for a total redemption price of $350 million.

Annual maturities of long-term debt during the next five fiscal years are $15.2 million in 2011, $1,401.8 million in 2012, $446.6 million in 2013 (includes the commercial paper in the table above), $872.8 million in 2014 and $1.9 million in 2015.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Supplemental Cash Flows Information

	2010	2009	2008
	(Dollars in thousands)

Cash Paid During the Year For:
Interest	$305,332	$310,047	$360,698

Income taxes	$138,953	$203,298	$261,283

Details of Acquisitions:
Fair value of assets	$16,072	$478,440	$165,093
Liabilities(1)	4,644	181,093	13,489

Cash paid	11,428	297,347	151,604
Less cash acquired	—	3,449	—

Net cash paid for acquisitions	$11,428	$293,898	$151,604

(1)	Includes obligations to sellers of $11.5 million in 2008.

During the second quarter of Fiscal 2010, HFC issued $681 million of 30 year notes and paid $217.5 million of cash in exchange for $681 million of its outstanding dealer remarketable securities. The $681 million of notes exchanged was a non-cash transaction and has been excluded from the consolidated statement of cash flows for the year ended April 28, 2010. See Note 7 for additional information.

The Company recognized $41.8 million of property, plant and equipment and debt in Fiscal 2010 related to contractual arrangements that contain a lease. These non-cash transactions have been excluded from the consolidated statement of cash flows for the year ended April 28, 2010.

9.	Employees’ Stock Incentive Plans and Management Incentive Plans

As of April 28, 2010, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans recognized in general and administrative expenses, and the related tax benefit was $33.4 million and $10.3 million for the fiscal year ended April 28, 2010, $37.9 million and $12.8 million for the fiscal year ended April 29, 2009, and $31.7 million and $11.1 million for the fiscal year ended April 30, 2008, respectively.

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

The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the fiscal year ended April 28, 2010, $6.9 million of cash tax benefits was reported as an operating cash inflow and $2.4 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 29, 2009, $9.5 million of cash tax benefits was reported as an operating cash inflow and $4.8 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 30, 2008, $2.7 million of cash tax benefits was reported as an operating cash inflow and $1.7 million of excess tax benefits as a financing cash inflow.

As of April 28, 2010, 2,653 shares remained available for issuance under the 2000 Plan. During the fiscal year ended April 28, 2010, 8,715 shares were forfeited and returned to the plan. During the fiscal year ended April 28, 2010, 34,143 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at April 28, 2010 is as follows:

2003 Plan
(Amounts in
thousands)

Number of shares authorized	18,869
Number of stock option shares granted	(6,620)
Number of stock option shares cancelled/forfeited and returned to the plan	181
Number of restricted stock units and restricted stock issued	(4,143)

Shares available for grant as stock options	8,287

During Fiscal 2010, the Company granted 1,768,226 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008 as computed using the Black-Scholes pricing model was $4.71, $5.75, and $6.25, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010	2009	2008

Dividend yield	4.3%	3.3%	3.3%
Expected volatility	20.2%	14.9%	15.8%
Expected term (years)	5.5	5.5	5.0
Risk-free interest rate	2.7%	3.1%	4.3%

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

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Options	(per share)	Intrinsic Value
	(Amounts in thousands, except per share data)

Options outstanding at May 2, 2007	24,797	$40.39	$1,001,600
Options granted	1,352	45.54	61,579
Options exercised	(2,116)	37.31	(78,960)
Options cancelled/forfeited and returned to the plan	(1,899)	51.32	(97,461)

Options outstanding at April 30, 2008	22,134	40.06	886,758
Options granted	1,551	50.91	78,978
Options exercised	(6,684)	42.35	(283,064)
Options cancelled/forfeited and returned to the plan	(2,901)	47.77	(138,601)

Options outstanding at April 29, 2009	14,100	38.59	544,071
Options granted	1,768	39.12	69,166
Options exercised	(2,921)	35.46	(103,558)
Options cancelled/forfeited and returned to the plan	(26)	40.44	(1,068)

Options outstanding at April 28, 2010	12,921	$39.36	$508,611

Options vested and exercisable at April 30, 2008	19,249	$39.77	$765,552
Options vested and exercisable at April 29, 2009	10,933	$36.18	$395,558
Options vested and exercisable at April 28, 2010	9,300	$37.59	$349,600

The following summarizes information about shares under option in the respective exercise price ranges at April 28, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Remaining		Remaining	Weighted-
Range of Exercise	Number	Life	Exercise Price	Number	Life	Average
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Exercise Price
	(Options in thousands)

$29.18-$35.38	3,837	2.4	$33.50	3,828	2.4	$33.50
$35.39-$42.42	6,243	3.5	38.76	4,253	2.4	38.48
$42.43-$51.25	2,841	4.8	48.59	1,219	4.6	47.32

	12,921	3.5	$39.36	9,300	2.7	$37.59

The Company received proceeds of $67.4 million, $264.9 million, and $78.6 million from the exercise of stock options during the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008, respectively. The tax benefit recognized as a result of stock option exercises was $9.3 million, $14.3 million and $4.4 million for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s unvested stock options is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in thousands, except per share data)

Unvested options at April 29, 2009	3,167	$6.10
Options granted	1,768	4.71
Options vested	(1,314)	6.27

Unvested options at April 28, 2010	3,621	$5.36

Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $8.1 million and $7.6 million as of April 28, 2010 and April 29, 2009, respectively. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

Total compensation expense relating to RSUs and restricted stock was $24.8 million, $26.6 million and $21.1 million for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $29.8 million, $31.8 million and $35.7 million at April 28, 2010, April 29, 2009 and April 30, 2008, respectively. The cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the Company’s RSU and restricted stock awards at April 28, 2010 is as follows:

2003 Plan
(Amounts in thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(5,276)
Number of shares forfeited and returned to the plan	1,133

Shares available for grant	5,297

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of Units	(Per Share)
	(Amounts in thousands,
	except per share data)

Unvested units and stock at May 2, 2007	2,025	$36.57
Units and stock granted	715	46.00
Units and stock vested	(579)	35.94
Units and stock cancelled/forfeited and returned to the plan	(74)	38.92

Unvested units and stock at April 30, 2008	2,087	39.88
Units and stock granted	577	49.69
Units and stock vested	(910)	37.91
Units and stock cancelled/forfeited and returned to the plan	(32)	46.52

Unvested units and stock at April 29, 2009	1,722	44.08
Units and stock granted	628	39.55
Units and stock vested	(834)	40.59
Units and stock cancelled/forfeited and returned to the plan	(20)	44.12

Unvested units and stock at April 28, 2010	1,496	$44.13

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company did not repurchase any shares during Fiscal 2010.

Global Stock Purchase Plan:

The Company has a shareholder-approved employee global stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. From the February 2006 to February 2009 offering periods, the purchase price of the option was equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. Commencing with the August 2009 offering period, the purchase price of the option is equal to 95% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of five million shares. During the two offering periods from February 16, 2009 to February 15, 2010, employees purchased 280,006 shares under the plan. During the two offering periods from February 16, 2008 to February 15, 2009, employees purchased 315,597 shares under the plan.

Annual Incentive Bonus:

The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

approximately $49 million, $38 million and $45 million in fiscal years 2010, 2009 and 2008, respectively.

Long-Term Performance Program:

In Fiscal 2010, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 30, 2009. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2011 year end, plus dividends paid over the 2 year performance period. The Company also granted performance awards in Fiscal 2009 under the 2009-2010 LTPP and in Fiscal 2008 under the 2008-2009 LTPP. The compensation cost related to LTPP awards recognized in general and administrative expenses (“G&A”) was $20.7 million, and the related tax benefit was $7.0 million for the fiscal year ended April 28, 2010. The compensation cost related to these plans, recognized in G&A was $17.4 million, and the related tax benefit was $5.9 million for the fiscal year ended April 29, 2009. The compensation cost related to these plans, recognized in G&A was $23.8 million, and the related tax benefit was $8.1 million for the fiscal year ended April 30, 2008.

10.	Fair Value Measurements

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of April 28, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$133,773	$—	$133,773

Total assets at fair value	$—	$133,773	$—	$133,773

Liabilities:
Derivatives(a)	$—	$36,036	$—	$36,036

Total liabilities at fair value	$—	$36,036	$—	$36,036

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of April 29, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$219,845	$—	$219,845

Total assets at fair value	$—	$219,845	$—	$219,845

Liabilities:
Derivatives(a)	$—	$12,847	$—	$12,847

Total liabilities at fair value	$—	$12,847	$—	$12,847

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. The Company’s total rate of return swap was terminated in the second quarter of Fiscal 2010. As of April 29, 2009, the total rate of return swap was valued based on observable market swap rates and the Company’s credit spread, and was classified within Level 2 of the fair value hierarchy. There have been no transfers between Levels 1 and 2 in Fiscals 2010 and 2009.

The Company recognized $12.6 million of non-cash asset write-offs during Fiscal 2010 related to two factory closures and the exit of a formula business in the U.K. These charges reduced the Company’s carrying value in the assets to net realizable value. The fair value of the assets was determined based on unobservable inputs.

As of April 28, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange. See Note 7. As of April 29, 2009, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value.

11.	Pension and Other Postretirement Benefit Plans

Pension Plans:

The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees as well as certain employees in foreign locations.

Other Postretirement Benefit Plans:

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Measurement Date:

On May 1, 2008, the Company adopted the measurement date provisions of the FASB’s accounting guidance on Compensation-Retirement Benefits which requires plan assets and obligations to be measured as of the date of the year-end financial statements. Prior to adoption, the Company used an April 30 measurement date for its domestic plans, and a March 31 measurement date for its foreign plans. The Company now uses the last day of its fiscal year as the measurement date for all of its defined benefit plans and other postretirement benefit plans.

Obligations and Funded Status:

The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at April 28, 2010 and April 29, 2009.

	Pension Benefits		Other Retiree Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,230,102	$2,843,175	$234,175	$276,598
Service cost	30,486	33,321	5,999	6,501
Interest cost	149,640	143,601	15,093	15,357
Participants’ contributions	2,674	7,961	905	833
Amendments	5,807	376	(21,115)	—
Actuarial loss/(gain)	238,168	(133,203)	9,672	(37,836)
Divestitures	(413)	(19,248)	—	—
Settlement	(4,663)	(8,710)	—	—
Curtailment	(3,959)	—	—	—
Benefits paid	(156,807)	(149,063)	(18,395)	(18,596)
Effect of eliminating early measurement date	—	14,145	—	455
Exchange/other	94,949	(502,253)	8,963	(9,137)

Benefit obligation at the end of the year	$2,585,984	$2,230,102	$235,297	$234,175

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$1,874,702	$2,793,123	$—	$—
Actual return/(loss) on plan assets	561,997	(411,560)	—	—
Divestitures	(413)	(19,248)	—	—
Settlement	(4,663)	(8,710)	—	—
Employer contribution	539,939	133,714	17,490	17,763
Participants’ contributions	2,674	7,961	905	833
Effect of eliminating early measurement date	—	15,856	—	—
Benefits paid	(156,807)	(149,063)	(18,395)	(18,596)
Exchange	52,542	(487,371)	—	—

Fair value of plan assets at the end of the year	2,869,971	1,874,702	—	—

Funded status	$283,987	$(355,400)	$(235,297)	$(234,175)

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Other Retiree Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Other non-current assets	$424,554	$37,324	$—	$—
Other accrued liabilities	(12,842)	(22,521)	(18,874)	(19,389)
Other non-current liabilities	(127,725)	(370,203)	(216,423)	(214,786)

Net amount recognized	$283,987	$(355,400)	$(235,297)	$(234,175)

Certain of the Company’s pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets at April 28, 2010 were $160.9 million and $20.3 million, respectively. For pension plans having projected benefit obligations in excess of the fair value of plan assets at April 29, 2009, the projected benefit obligations and the fair value of plan assets were $1,862.7 million and $1,469.9 million, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $2,414.3 million at April 28, 2010 and $2,092.1 million at April 29, 2009.

Certain of the Company’s pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 28, 2010 were $137.0 million, $160.9 million and $20.3 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets at April 29, 2009, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets were $1,066.9 million, $1,112.9 million and $784.0 million, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:

Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Pension Benefits			Other Retiree Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$30,486	$33,321	$39,832	$5,999	$6,501	$6,451
Interest cost	149,640	143,601	152,073	15,093	15,357	15,626
Expected return on assets	(211,408)	(207,774)	(227,373)	—	—	—
Amortization of:
Prior service cost/(credit)	2,173	3,182	(1,403)	(3,796)	(3,812)	(4,770)
Net actuarial loss	53,882	33,206	44,121	540	3,681	4,579
Loss due to curtailment, settlement and special termination benefits	612	635	—	—	—	—

Net periodic benefit cost	25,385	6,171	7,250	17,836	21,727	21,886
Defined contribution plans	47,356	36,404	34,027	—	—	—

Total cost	72,741	42,575	41,277	17,836	21,727	21,886

Less periodic benefit cost associated with discontinued operations	618	1,376	1,717	—	—	—

Periodic benefit cost associated with continuing operations	$72,123	$41,199	$39,560	$17,836	$21,727	$21,886

Accumulated Other Comprehensive Income:

Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Pension Benefits		Other Retiree Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Net actuarial loss	$1,085,471	$1,258,535	$17,206	$8,074
Prior service cost/(credit)	30,683	24,859	(21,780)	(4,461)

Net amount recognized	$1,116,154	$1,283,394	$(4,574)	$3,613

The change in other comprehensive loss related to pension benefit gains/(losses) arising during the period was $106.6 million and ($484.4 million) at April 28, 2010 and April 29, 2009, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $60.6 million and $37.0 million at April 28, 2010 and April 29, 2009, respectively.

The change in other comprehensive loss related to postretirement benefit gains arising during the period is $11.4 million and $37.9 million at April 28, 2010 and at April 29, 2009, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit gains to net income is $3.2 million and $0.1 million at April 28, 2010 and at April 29, 2009, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit costs/(credits) in the following fiscal year are as follows:

	Pension Benefits		Other Retiree Benefits
	2010	2009	2010	2009
	(Dollars in thousands)

Net actuarial loss	$76,963	$51,183	$1,604	$540
Prior service cost/(credit)	2,373	2,013	(5,155)	(3,822)

Net amount recognized	$79,336	$53,196	$(3,551)	$(3,282)

Assumptions:

The weighted-average rates used for the fiscal years ended April 28, 2010 and April 29, 2009 in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Pension Benefits		Other Retiree Benefits
	2010	2009	2010	2009

Discount rate	5.6%	6.5%	5.5%	6.4%
Compensation increase rate	4.0%	4.3%	—	—

The weighted-average rates used for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008 in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Pension Benefits			Other Retiree Benefits
	2010	2009	2008	2010	2009	2008

Expected rate of return	8.1%	8.2%	8.2%	—	—	—
Discount rate	6.5%	6.1%	5.5%	6.4%	5.9%	5.9%
Compensation increase rate	4.3%	4.5%	5.0%	—	—	—

The Company’s expected rate of return is determined based on a methodology that considers investment real returns for certain asset classes over historic periods of various durations, in conjunction with the long-term outlook for inflation (i.e. “building block” approach). This methodology is applied to the actual asset allocation, which is in line with the investment policy guidelines for each plan. The Company also considers long-term rates of return for each asset class based on projections from consultants and investment advisors regarding the expectations of future investment performance of capital markets.

The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 7.1% for 2011, gradually decreases to 4.8% by 2016 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total service and interest cost components	$1,844	$1,652
Effect on postretirement benefit obligations	$16,436	$14,962

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pension Plan Assets:

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 28, 2010 and April 29, 2009. The Company’s investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.

The Company’s defined benefit pension plans’ weighted average asset allocation at April 28, 2010 and April 29, 2009 and weighted average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2010	2009	Allocation

Equity securities	58%	58%	63%
Debt securities	29%	37%	35%
Real estate	1%	1%	1%
Other(1)	12%	4%	1%

	100%	100%	100%

(1)	Plan assets at April 28, 2010 in the Other asset category include 11% of cash which reflects significant cash contributions to the pension plans prior to the end of the fiscal year.

For the year ended April 28, 2010, the Company adopted a new accounting standard requiring additional disclosures for Plan assets of defined benefit pension and other post-retirement plans. See Note 2 for additional information. As required by the standard, the Company categorized Plan assets within a three level fair value hierarchy. The following section describes the valuation methodologies used to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.

Equity Securities.  These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.

Equity Securities (mutual and pooled funds).  Mutual funds are valued at the net asset value of shares held by the Plan at year end. As such, these mutual fund investments are classified as Level 1. Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the net asset value is not readily observable by non-institutional investors; therefore, pooled funds are classified as Level 2.

Fixed Income Securities.  These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and other observable market data. As such, a portion of these securities are included in Levels 1, 2 and 3.

Other Investments.  Primarily consist of real estate, private equity holdings and interest rate swaps. Direct investments of real estate and private equity are valued by investment managers based on the most recent financial information available, which typically represents significant observable data. As such, these investments are generally classified as Level 3. The fair value of interest rate swaps is determined through use of observable market swap rates and are classified as Level 2.

Cash and Cash Equivalents.  This consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Institutional short-term investment vehicles are valued daily and are classified as Level 2.

Asset Category	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Equity Securities	$894,684	$—	$—	$894,684
Equity Securities (mutual and pooled funds)	122,753	641,727	—	764,480
Fixed Income Securities	49,951	785,924	8,646	844,521
Other Investments	—	7,491	35,569	43,060
Cash and Cash Equivalents	14,260	308,966	—	323,226

Total	$1,081,648	$1,744,108	$44,215	$2,869,971

Level 3 Gains and Losses:

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

						Fair
	Fair Value					Value
	April 29,			Realized	Unrealized	April 28,
	2009	Acquisitions	Dispositions	Gain/(Loss)	Gain/(Loss)	2010
	(Dollars in thousands)

Fixed Income Securities	$8,873	$—	$(1,500)	$246	$1,027	$8,646
Other Investments	38,306	3,362	(2,658)	(2,627)	(814)	35,569

Total	$47,179	$3,362	$(4,158)	$(2,381)	$213	$44,215

Cash Flows:

The Company contributed $540 million to the defined benefit plans in Fiscal 2010, of which $475 million was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be less than $50 million; however, actual contributions may be affected by pension asset and liability valuations during the year.

The Company paid $17.5 million for benefits in the postretirement medical plans in Fiscal 2010. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $19 million. The medical subsidy received in Fiscal 2010 was $1.2 million. Estimated future medical subsidy receipts are approximately $1.0 million for 2011, $0.4 million for 2012, $0.5 million annually from 2013 through 2015 and $3.2 million for the period

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

from 2016 through 2020. The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. As a result of the PPACA, the Company was required to recognize in Fiscal 2010 tax expense of $3.9 million (approximately $0.01 per share) related to the reduced deductibility in future periods of the postretirement prescription drug coverage. The PPACA and HCERA (collectively referred to as the Act) will have both immediate and long-term ramifications for many employers that provide retiree health benefits.

Benefit payments expected in future years are as follows:

		Other
	Pension	Retiree
	Benefits	Benefits
	(Dollars in thousands)

2011	$169,321	$18,874
2012	$188,125	$19,653
2013	$176,865	$19,852
2014	$180,775	$20,247
2015	$177,358	$20,449
Years 2016-2020	$940,332	$105,712

12.	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At April 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.64 billion, $1.52 billion and $160 million, respectively. At April 29, 2009, the Company had outstanding currency exchange, interest rate, and total rate of return derivative contracts with notional amounts of $1.25 billion, $1.52 billion and $175 million, respectively. The fair value of derivative financial instruments was a net asset of $97.7 million and $207.0 million at April 28, 2010 and April 29, 2009, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of April 28, 2010 and April 29, 2009:

	April 28, 2010			April 29, 2009
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$7,408	$70,746	$—	$28,406	$64,502	$—
Other non-current assets	16,604	38,460	—	8,659	86,434	—

	24,012	109,206	—	37,065	150,936	—

Derivatives not designated as hedging instruments:
Other receivables, net	555	—	—	11,644	—	—
Other non-current assets	—	—	—	—	20,200	—

	555	—	—	11,644	20,200	—

Total assets	$24,567	$109,206	$—	$48,709	$171,136	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$16,672	$—	$3,510	$12,198	$—	$—
Other non-current liabilities	4,279	—	8,422	598	—	—

	20,951	—	11,932	12,796	—	—

Derivatives not designated as hedging instruments:
Other payables	3,153	—	—	51	—	—
Other non-current liabilities	—	—	—	—	—	—

	3,153	—	—	51	—	—

Total liabilities	$24,104	$—	$11,932	$12,847	$—	$—

Refer to Note 10 for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 28, 2010:

	Fiscal Year Ended
	April 28, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(38,422)	$—	$(13,692)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,141	$—	$—
Cost of products sold	(5,104)	—	—
Selling, general and administrative expenses	108	—	—
Other expense, net	(11,574)	—	(7,819)
Interest expense	20	—	(1,867)

	(15,409)	—	(9,686)

Fair value hedges:
Net losses recognized in other expense, net	—	(41,730)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(59)	—	—
Net gains recognized in interest income	—	30,469	—

	(59)	30,469	—

Total amount recognized in statement of income	$(15,468)	$(11,261)	$(9,686)

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 29, 2009:

	Fiscal Year Ended
	April 29, 2009
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$42,617	$—	$—

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(6,809)	$—	$—
Cost of products sold	45,836	—	—
Selling, general and administrative expenses	1,896	—	—
Other expense, net	(15,777)	—	—
Interest expense	1,112	—	—

	26,258	—	—

Fair value hedges:
Net gains recognized in other income, net	—	57,976	—
Derivatives not designated as hedging instruments:
Net gains/(losses) recognized in other income/(expense), net	65,135	(110)	—
Net gains recognized in interest income	—	20,200	—

	65,135	20,090	—

Total amount recognized in statement of income	$91,393	$78,066	$—

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

The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.3 million (net of income taxes of $20.4 million) and $6.9 million (net of income taxes of $4.4 million), which represented effective hedges of net investments, were reported

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as a component of accumulated other comprehensive loss within unrealized translation adjustment for the fiscal years ended April 28, 2010 and April 29, 2009, respectively.

Prior to Fiscal 2008, the Company had outstanding cross currency swaps which were designated as net investment hedges of foreign operations. During Fiscal 2008, the Company made cash payments to the counterparties totaling $74.5 million as a result of contract maturities and $93.2 million as a result of early termination of contracts. The Company assessed hedge effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. A net loss of $95.8 million ($72.0 million after-tax) which represented effective hedges of net investments, was reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for Fiscal 2008. A gain of $3.6 million, which represented the changes in fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for Fiscal 2008. The early termination of the net investment hedges described above and the interest rate swaps described below were completed in conjunction with the reorganizations of the Company’s foreign operations and interest swap portfolio.

Interest Rate Hedging:

The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates, LIBOR, and commercial paper rates in the United States. Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. During Fiscal 2008, the Company terminated certain interest rate swaps that were previously designated as fair value hedges of fixed debt obligations. The notional amount of these interest rate contracts totaled $612.0 million and the Company received a total of $103.5 million of cash from the termination of these contracts. The $103.5 million gain is being amortized to reduce interest expense over the remaining term of the corresponding debt obligations (average of 20 years remaining).

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $159.5 million as of April 28, 2010, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013.

Hedge accounting adjustments related to debt obligations totaled $207.1 million and $251.5 million as of April 28, 2010 and April 29, 2009, respectively. See Note 7 for further information.

Deferred Hedging Gains and Losses:

As of April 28, 2010, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $6.0 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the years ended April 28, 2010, April 29, 2009 and April 30, 2008. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 28, 2010, April 29, 2009 and April 30, 2008.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $284.5 million and $349.1 million that did not meet the criteria for hedge accounting as of April 28, 2010 and April 29, 2009, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized (losses)/gains related to outstanding contracts totaled $(2.6) million and $11.6 million as of April 28, 2010 and April 29, 2009, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in (losses)/gains of $(2.5) million and $107.3 million for the years ended April 28, 2010 and April 29, 2009, respectively. During Fiscal 2010 and 2009, the Company also (paid)/received $(1.7) million and $106.3 million of cash related to these forward contracts, respectively.

During Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of dealer remarketable securities discussed in Note 7. Upon termination of the swap, the Company received net cash proceeds of $47.6 million, in addition to the release of the $192.7 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $28.3 million for the year ended April 28, 2010, and $28.1 million for the year ended April 29, 2009, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees. Net unrealized gains related to this swap totaled $20.2 million as of April 29, 2009.

Concentration of Credit Risk:

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2010, one customer represented approximately 11% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands)

Income from continuing operations attributable to H.J. Heinz Company	$914,489	$929,511	$846,623
Allocation to participating securities (See Note 2)	2,153	4,121	5,165
Preferred dividends	9	12	12

Income from continuing operations applicable to common stock	$912,327	$925,378	$841,446

Average common shares outstanding-basic	315,948	313,747	317,019
Effect of dilutive securities:
Convertible preferred stock	105	106	109
Stock options, restricted stock and the global stock purchase plan	2,060	4,210	4,589

Average common shares outstanding-diluted	318,113	318,063	321,717

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 4.4 million, 3.7 million and 6.1 million shares of common stock as of April 28, 2010, April 29, 2009 and April 30, 2008, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2017.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Other Comprehensive Income

The tax (expense)/benefit associated with each component of other comprehensive income are as follows:

	H. J. Heinz	Noncontrolling
	Company	Interest	Total
	(Amounts in thousands)

April 28, 2010
Net pension and post-retirement benefit losses	$(39,186)	$351	$(38,835)
Reclassification of net pension and post-retirement benefit losses to net income	$18,468	$—	$18,468
Unrealized translation adjustments	$20,491	$—	$20,491
Net change in fair value of cash flow hedges	$13,713	$260	$13,973
Net hedging gains/losses reclassified into earnings	$7,885	$83	$7,968
April 29, 2009
Net pension and post-retirement benefit losses	$138,862	$139	$139,001
Reclassification of net pension and post-retirement benefit losses to net income	$12,273	$—	$12,273
Unrealized translation adjustments	$14,004	$—	$14,004
Net change in fair value of cash flow hedges	$(9,413)	$(51)	$(9,464)
Net hedging gains/losses reclassified into earnings	$(5,486)	$(22)	$(5,508)
April 30, 2008
Net pension and post-retirement benefit losses	$75,407	$—	$75,407
Reclassification of net pension and post-retirement benefit losses to net income	$14,159	$—	$14,159
Unrealized translation adjustments	$(25,823)	$—	$(25,823)
Net change in fair value of cash flow hedges	$(7,527)	$—	$(7,527)
Net hedging gains/losses reclassified into earnings	$(7,287)	$—	$(7,287)

15.	Segment Information

The Company’s segments are primarily organized by geographical area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.

Descriptions of the Company’s reportable segments are as follows:

•	North American Consumer Products—This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America and includes our Canadian business.

•	Europe—This segment includes the Company’s operations in Europe, including Eastern Europe and Russia, and sells products in all of the Company’s categories.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, India, Japan, China, South Korea, Indonesia, and Singapore. This segment’s operations include products in all of the Company’s categories.

•	U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces, frozen soups and desserts.

•	Rest of World—This segment includes the Company’s operations in Africa, Latin America, and the Middle East that sell products in all of the Company’s categories.

The Company’s management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the corporation-wide productivity initiatives are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 28,	April 29,	April 30,	April 28,	April 29,	April 30,
	2010	2009	2008	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
	Net External Sales			Operating Income (Loss)

North American Consumer Products	$3,192,219	$3,135,994	$3,011,513	$771,497	$724,763	$678,388
Europe	3,332,619	3,329,043	3,418,249	554,300	571,111	646,340
Asia/Pacific	2,007,252	1,627,443	1,599,860	195,261	182,472	194,900
U.S. Foodservice	1,429,511	1,450,894	1,488,225	150,628	129,358	163,032
Rest of World	533,382	467,957	367,709	69,219	52,348	45,437
Non-Operating(a)	—	—	—	(158,989)	(157,606)	(157,762)
Upfront productivity charges(d)	—	—	—	(37,665)	—	—
Gain on property disposal in the Netherlands(e)	—	—	—	14,977	—	—

Consolidated Totals	$10,494,983	$10,011,331	$9,885,556	$1,559,228	$1,502,446	$1,570,335

	Depreciation and Amortization Expenses			Capital Expenditures(b)

Total North America	$122,774	$122,241	$118,893	$88,841	$87,912	$121,937
Europe	105,684	101,899	111,455	74,095	91,898	119,425
Asia/Pacific	46,976	35,969	35,410	46,105	39,263	36,404
Rest of World	6,638	5,728	5,690	11,785	15,574	10,064
Non-Operating(a)	16,978	8,270	10,019	56,816	57,474	13,758

Consolidated Totals	$299,050	$274,107	$281,467	$277,642	$292,121	$301,588

	Identifiable Assets

Total North America	$3,532,477	$3,605,670	$3,719,819
Europe	3,815,179	3,602,753	4,731,760
Asia/Pacific	1,869,591	1,505,895	1,433,467
Rest of World	276,902	292,266	235,625
Non-Operating(c)	581,562	657,600	444,372

Consolidated Totals	$10,075,711	$9,664,184	$10,565,043

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Excludes property, plant and equipment obtained through acquisitions.

(c)	Includes identifiable assets not directly attributable to operating segments.

(d)	Includes costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K. The amount included in other accrued liabilities related to these initiatives totaled $5.8 million at April 28, 2010.

(e)	Includes payments received from the government in the Netherlands net of estimated costs to exit the facility. See Note 3 for additional explanation.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 28,	April 29,	April 30,
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and Sauces	$4,446,911	$4,251,583	$4,081,864
Meals and Snacks	4,289,977	4,225,127	4,336,475
Infant/Nutrition	1,157,982	1,105,313	1,089,544
Other	600,113	429,308	377,673

Total	$10,494,983	$10,011,331	$9,885,556

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 28,	April 29,	April 30,
	2010	2009	2008	April 28,	April 29,	April 30,
	(52 Weeks)	(52 Weeks)	(52 Weeks)	2010	2009	2008
	(Dollars in thousands)

United States	$3,993,692	$4,018,973	$3,900,151	$2,403,078	$2,402,798	$2,393,732
United Kingdom	1,519,278	1,534,392	1,729,937	1,151,660	1,166,085	1,582,088
Other	4,982,013	4,457,966	4,255,468	2,605,690	2,392,373	2,540,414

Total	$10,494,983	$10,011,331	$9,885,556	$6,160,428	$5,961,256	$6,516,234

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Results

	2010
	First	Second	Third		Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)		(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales(1)	$2,441,686	$2,646,785	$2,681,702		$2,724,810	$10,494,983
Gross profit(1)	872,303	953,255	1,005,266		963,482	3,794,306
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax(1)	214,724	243,076	264,115		192,574	914,489
Net income attributable to H.J. Heinz Company	212,564	231,435	228,527		192,366	864,892
Per Share Amounts:
Net income from continuing operations—diluted(1)	$0.68	$0.76	$0.83		$0.60	$2.87
Net income from continuing operations—basic(1)	0.68	0.77	0.83		0.61	2.89
Cash dividends	0.42	0.42	0.42		0.42	1.68
Cash provided by operating activities	$168,868	$340,008	$493,246		$260,075	$1,262,197
Cash (used for)/provided by investing activities	(46,501)	149,547	(57,668	)(3)	(31,935)	13,443
Cash provided by/(used for) financing activities	32,912	(634,205)	(264,260	)(3)	(282,363)	(1,147,916)

	2009
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales(1)	$2,542,909	$2,572,943	$2,379,711	$2,515,768	$10,011,331
Gross profit(1)	929,138	913,684	850,714	875,720	3,569,256
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax(1)	230,140	276,918	243,550	178,903	929,511
Net income attributable to H.J. Heinz Company	228,964	276,710	242,263	175,135	923,072
Per Share Amounts:
Net income from continuing operations—diluted(1)(2)	$0.72	$0.87	$0.76	$0.56	$2.91
Net income from continuing operations—basic(1)(2)	0.73	0.88	0.77	0.57	2.95
Cash dividends	0.415	0.415	0.415	0.415	1.66
Cash (used for)/provided by operating activities	$(13,935)	$227,502	$292,350	$660,965	$1,166,882
Cash used for investing activities	(35,437)	(196,952)	(418,508)	(110,297)	(761,194)
Cash (used for)/provided by financing activities	(13,357)	462,718	(87,874)	(877,823)	(516,336)

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	Amounts have been restated for the disposals of the private label frozen desserts business in the U.K. as well as the Kabobs and Appetizers And, Inc. businesses in the U.S., which were all reported in discontinued operations in Fiscal 2010.

(2)	Amounts have been restated to reflect the adoption in Fiscal 2010 of new accounting guidance for determining whether instruments granted in share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (either paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. As a result, of adopting this guidance, both basic and diluted earnings per share from continuing operations was reduced by $0.01 in Fiscals 2010 and 2009, with less than a $0.01 impact on each quarterly period in these two fiscal years.

(3)	Cash (used for)/provided by investing activities and cash provided by/(used for) financing activities were revised for the third quarter of Fiscal 2010 to adjust the classification of payments to acquire the remaining 49% interest in Cairo Food Industries, S.A.E. The revised amounts reflect the payments as cash used for financing activities.

Continuing operations for the first quarter of Fiscal 2010 includes charges of $15.7 million pre-tax ($11.6 million after-tax) associated with targeted workforce reductions and asset write-offs related to a factory closure. Continuing operations for the fourth quarter of Fiscal 2010 includes charges of $21.9 million pre-tax ($16.2 million after-tax) associated with targeted workforce reductions and asset write-offs related to two factory closures and the exit of a formula business in the U.K. These Fiscal 2010 charges were part of a corporation-wide initiative to improve productivity. In addition, continuing operations for the fourth quarter of Fiscal 2010 includes a gain of $15.0 million pre-tax ($11.1 million after-tax) on a property disposal in the Netherlands.

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

Lease Commitments:

Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $119.1 million in 2010, $113.4 million in 2009 and $106.4 million in 2008. Future lease payments for non-cancellable operating leases as of April 28, 2010 totaled $452.5 million (2011-$78.7 million, 2012-$70.6 million, 2013-$61.2 million, 2014-$50.8 million, 2015-$39.3 million and thereafter-$151.9 million).

As of April 28, 2010, the Company was a party to two operating leases for buildings and equipment, one of which also includes land. The Company has guaranteed supplemental payment obligations of approximately $130 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote. No significant credit guarantees existed between the Company and third parties as of April 28, 2010.

18.	Advertising Costs

Advertising expenses (including production and communication costs) for fiscal years 2010, 2009 and 2008 were $375.8 million, $303.1 million and $338.7 million, respectively. For fiscal years 2010, 2009 and 2008, $108.9 million, $105.3 million and $118.9 million, respectively, were recorded as a

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reduction of revenue and $266.9 million, $197.8 million and $219.8 million, respectively, were recorded as a component of selling, general and administrative expenses.

19.	Venezuela- Foreign Currency and Inflation

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

During Fiscal 2010, the Company recorded a $61.7 million currency translation loss as a result of the currency devaluation, which has been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $81 million at April 28, 2010.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. Based on the blended National Consumer Price Index, the Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary have been consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our fiscal fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At April 28, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $42.2 million.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 28, 2010, as stated in their report as set forth in Item 8.

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

Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 31, 2010. Information regarding the Audit Committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 31, 2010. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, and such information is incorporated herein by reference. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such specified information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to executive and director compensation is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 31, 2010. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 31, 2010. Such information is incorporated herein by reference.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at April 28, 2010 were as follows:

Equity Compensation Plan Information

	(a)	(b)		(c)
				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity compensation plans approved by stockholders	15,038,771	$39.70		8,290,340
Equity compensation plans not approved by stockholders(1)	21,232	N/A	(2)	N/A

Total	15,060,003	$39.70		8,290,340

(1)	The Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated effective January 1, 2005, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest, or into a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and all amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(2)	The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transactions” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 31, 2010. Such information is incorporated herein by reference.

Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 31, 2010. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 31, 2010. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 28, 2010 and April 29, 2009
Consolidated Statements of Income for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008
Consolidated Statements of Equity for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008
Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 17, 2010, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008
(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 28, 2010, April 29, 2009 and April 30, 2008
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
(3)	Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
	3(i)	Third Amended and Restated Articles of Incorporation of H. J. Heinz Company dated August 21, 2008, are incorporated herein by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	3(ii)	The Company’s By-Laws, as amended effective August 12, 2009, are incorporated herein by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2009.
	4.	Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
(a) The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012, $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(b) Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.

	(c)	Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xi) to the Company’s Annual Report on Form 10-Q for the period ended July 30, 2008.
		(ii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(iii)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
		(iv)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(v)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(vi)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(vii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(viii)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
		(ix)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(x)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the period ending July 30, 2008.
		(xi)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiii)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiv)	Named Executive Officer and Director Compensation
(xv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
(xviii)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xix)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xx)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxi)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxii)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiii)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiv)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxv)	Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(xxvi)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
	(xxvii)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxviii)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxix)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
	(xxx)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxi)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(xxxiii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
	(xxxiv)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
	(xxxv)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
	(xxxvi)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.
	(xxxvii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.

24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

101	.INS	XBRL	Instance Document*
101	.SCH	XBRL	Schema Document*
101	.CAL	XBRL	Calculation Linkbase Document*
101	.LAB	XBRL	Labels Linkbase Document*
101	.PRE	XBRL	Presentation Linkbase Document*
101	.DEF	XBRL	Definition Linkbase Document*

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2010.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 17, 2010.

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

Schedule II

H. J. Heinz Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 28, 2010, April 29, 2009 and April 30, 2008
(Thousands of Dollars)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions	Exchange	period

Fiscal year ended April 28, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,233	$2,158	$2,575	$380	$10,196

Other receivables	$1,162	$(367)	$602	$75	$268

Fiscal year ended April 29, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$13,255	$4,913	$6,585	$(1,350)	$10,233

Other receivables	$2,432	$(946)	$—	$(324)	$1,162

Fiscal year ended April 30, 2008:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$14,309	$1,358	$4,144	$1,732	$13,255

Other receivables	$397	$2,096	$76	$15	$2,432

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	Third Amended and Restated Articles of Incorporation of H. J. Heinz Company dated August 21, 2008, are incorporated herein by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
3(ii)	The Company’s By-Laws, as amended effective August 12, 2009, are incorporated herein by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2009.
4.	Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	The Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to the H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012, $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.
	(c)	Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xi) to the Company’s Annual Report on Form 10-Q for the period ended July 30, 2008.
	(ii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
	(iii)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
	(iv)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
	(v)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.

Description of Exhibit

(vi)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
(vii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(viii)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
(ix)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(x)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the period ending July 30, 2008.
(xi)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiii)	Form of Stock Option Award and Agreement for U.S. Employees Based in the U.K. on International Assignment is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiv)	Named Executive Officer and Director Compensation
(xv)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for U.S. Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvi)	Form of Fiscal Year 2006 Restricted Stock Unit Award and Agreement for non-U.S. Based Employees is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2005.
(xvii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2008.
(xviii)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xix)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xx)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxi)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

Description of Exhibit

(xxii)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiii)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxiv)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxv)	Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxvi)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
(xxvii)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxviii)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxix)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
(xxx)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxi)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxii)	Form of Fiscal Year 2009 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxxiii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
(xxxiv)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
(xxxv)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.

Description of Exhibit

	(xxxvi)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.
	(xxxvii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the period ended April 29, 2009.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

101	.INS	XBRL	Instance Document*
101	.SCH	XBRL	Schema Document*
101	.CAL	XBRL	Calculation Linkbase Document*
101	.LAB	XBRL	Labels Linkbase Document*
101	.PRE	XBRL	Presentation Linkbase Document*
101	.DEF	XBRL	Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.