Form 10-Q
period 2010-07-28
HEINZ H J CO
filed 2010-09-01
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-0542520 (I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 28, 2010 was 318,334,965 shares.

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
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED JULY 28, 2010 AND JULY 29, 2009
OPERATING RESULTS BY BUSINESS SEGMENT
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II--OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. (Removed and Reserved).
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX DESCRIPTION OF EXHIBIT
EX-10.AI
EX-10.AII
EX-10.AIII
EX-10.AIV
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(Unaudited)
	(In thousands, Except per Share Amounts)

Sales	$2,480,825	$2,441,685
Cost of products sold	1,572,848	1,569,382

Gross profit	907,977	872,303
Selling, general and administrative expenses	502,262	503,226

Operating income	405,715	369,077
Interest income	4,117	28,659
Interest expense	66,752	82,989
Other expense, net	10,289	5,415

Income from continuing operations before income taxes	332,791	309,332
Provision for income taxes	84,196	88,078

Income from continuing operations	248,595	221,254
Loss from discontinued operations, net of tax	—	(2,162)

Net income	248,595	219,092
Less: Net income attributable to the noncontrolling interest	8,168	6,528

Net income attributable to H. J. Heinz Company	$240,427	$212,564

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.75	$0.68
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$0.75	$0.67

Average common shares outstanding—diluted	321,009	317,229

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.76	$0.68
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.01)

Net income attributable to H. J. Heinz Company common shareholders	$0.76	$0.67

Average common shares outstanding—basic	318,060	315,074

Cash dividends per share	$0.45	$0.42

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$240,427	$214,726
Loss from discontinued operations, net of tax	—	(2,162)

Net income	$240,427	$212,564

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2010	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$494,509	$483,253
Trade receivables, net	753,251	794,845
Other receivables, net	201,557	250,493
Inventories:
Finished goods and work-in-process	999,832	979,543
Packaging material and ingredients	237,610	269,584

Total inventories	1,237,442	1,249,127

Prepaid expenses	165,506	130,819
Other current assets	120,520	142,588

Total current assets	2,972,785	3,051,125

Property, plant and equipment	4,508,215	4,465,640
Less accumulated depreciation	2,420,605	2,373,844

Total property, plant and equipment, net	2,087,610	2,091,796

Goodwill	2,771,548	2,770,918
Trademarks, net	888,939	895,138
Other intangibles, net	397,722	402,576
Other non-current assets	809,408	864,158

Total other non-current assets	4,867,617	4,932,790

Total assets	$9,928,012	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2010	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$51,533	$43,853
Portion of long-term debt due within one year	846,267	15,167
Trade payables	953,848	1,007,517
Other payables	123,267	121,997
Salaries and wages	89,348	118,161
Accrued marketing	288,709	288,579
Other accrued liabilities	426,793	549,492
Income taxes	57,627	30,593

Total current liabilities	2,837,392	2,175,359

Long-term debt	3,655,489	4,559,152
Deferred income taxes	702,034	665,089
Non-pension postretirement benefits	215,119	216,423
Other non-current liabilities	458,217	511,192

Total long-term liabilities	5,030,859	5,951,856

Equity:
Capital stock	107,844	107,844
Additional capital	646,665	657,596
Retained earnings	6,952,301	6,856,033

	7,706,810	7,621,473
Less:
Treasury stock at cost (112,762 shares at July 28, 2010 and 113,404 shares at April 28, 2010)	4,720,685	4,750,547
Accumulated other comprehensive loss	991,367	979,581

Total H. J. Heinz Company shareholders’ equity	1,994,758	1,891,345
Noncontrolling interest	65,003	57,151

Total equity	2,059,761	1,948,496

Total liabilities and equity	$9,928,012	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$248,595	$219,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,715	61,282
Amortization	10,604	11,619
Deferred tax provision	37,751	36,294
Pension contributions	(6,616)	(143,989)
Other items, net	(7,380)	(11,872)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	71,750	189,103
Inventories	5,769	(29,736)
Prepaid expenses and other current assets	(29,277)	(28,191)
Accounts payable	(47,792)	(73,738)
Accrued liabilities	(143,130)	(102,662)
Income taxes	73,417	41,666

Cash provided by operating activities	272,406	168,868

Cash Flows from Investing Activities:
Capital expenditures	(55,625)	(48,708)
Proceeds from disposals of property, plant and equipment	205	645
Other items, net	1,932	1,562

Cash used for investing activities	(53,488)	(46,501)

Cash Flows from Financing Activities:
Payments on long-term debt	(7,726)	(27,367)
Proceeds from long-term debt	9,457	249,559
Net payments on commercial paper and short-term debt	(90,514)	(67,217)
Dividends	(143,726)	(132,956)
Exercise of stock options	19,434	2,021
Other items, net	15,068	8,872

Cash (used for)/provided by financing activities	(198,007)	32,912

Effect of exchange rate changes on cash and cash equivalents	(9,655)	22,276

Net increase in cash and cash equivalents	11,256	177,555
Cash and cash equivalents at beginning of year	483,253	373,145

Cash and cash equivalents at end of period	$494,509	$550,700

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. Certain prior year amounts have been reclassified to conform with the Fiscal 2011 presentation. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 28, 2010.

(2)	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 13 for additional information.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements.

(3)	Discontinued Operations

During Fiscal 2010, the Company completed the sales of its Appetizers And, Inc. and Kabobs frozen hors d’oeuvres businesses which were previously reported within the U.S. Foodservice segment and the sale of its private label frozen desserts business in the U.K. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $26.2 million and a net loss of $2.2 million (net of $0.9 million of a tax benefit) for the first quarter ended July 29, 2009.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended July 28, 2010, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(895)	(3,030)	—	—	(3,925)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	21,672	17,124	44,233	—	980	84,009

Balance at April 28, 2010	1,102,891	1,106,744	289,425	257,674	14,184	2,770,918
Purchase accounting adjustments	—	(278)	—	—	—	(278)
Translation adjustments	(3,923)	5,289	(322)	—	(136)	908

Balance at July 28, 2010	$1,098,968	$1,111,755	$289,103	$257,674	$14,048	$2,771,548

All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010. Total goodwill accumulated impairment losses for the Company were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific, $27.4 million for Rest of World as of April 29, 2009, April 28, 2010 and July 28, 2010.

Trademarks and other intangible assets at July 28, 2010 and April 28, 2010, subject to amortization expense, are as follows:

	July 28, 2010			April 28, 2010
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$279,131	$(75,032)	$204,099	$267,435	$(73,500)	$193,935
Licenses	208,186	(153,938)	54,248	208,186	(152,509)	55,677
Recipes/processes	77,593	(27,724)	49,869	78,080	(26,714)	51,366
Customer related assets	179,546	(45,781)	133,765	180,302	(43,316)	136,986
Other	66,643	(54,191)	12,452	66,807	(54,157)	12,650

	$811,099	$(356,666)	$454,433	$800,810	$(350,196)	$450,614

Amortization expense for trademarks and other intangible assets was $7.1 million and $6.6 million for the quarters ended July 28, 2010 and July 29, 2009, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of July 28, 2010, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at July 28, 2010 totaled $832.2 million and consisted of $684.8 million of trademarks, $115.6 million of recipes/processes, and $31.8 million of licenses. Intangible assets not subject to amortization at April 28, 2010, totaled $847.1 million and consisted of $701.2 million of trademarks, $113.8 million of recipes/processes, and $32.1 million of licenses.

(5)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $53.0 million and $57.1 million, on July 28, 2010 and April 28, 2010, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $35.4 million and $38.2 million, on July 28, 2010 and April 28, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $27.5 million in the next 12 months due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of federal, state, and foreign audits in process.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at July 28, 2010 was $14.1 million and $0.7 million, respectively. The corresponding amounts of accrued interest and penalties at April 28, 2010 were $17.3 million and $1.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2008 for the United Kingdom, through Fiscal 2007 for the U.S., through Fiscal 2006 in Canada, and through Fiscal 2005 for Australia and Italy.

The effective tax rate for the current quarter was 25.3% compared to 28.5% last year. The decrease in the effective tax rate is primarily the result of increased benefits from foreign tax planning and the benefit of a statutory tax rate reduction in the United Kingdom, partially offset by higher repatriation costs.

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

At July 28, 2010, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 61 to 66 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $5.2 million and $1.6 million for the first quarter ended July 28, 2010, and $6.3 million and $1.9 million for the first quarter ended July 29, 2009, respectively.

In the first quarter of Fiscal 2011, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 28, 2010. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2012 year end, plus dividends paid over the 2 year performance period. The compensation cost related to current and prior period LTPP awards recognized in G&A was $2.8 million, and the related tax benefit was $0.9 million for the first quarter ended July 28, 2010. The compensation cost related to LTPP awards recognized in G&A was $2.6 million, and the related tax benefit was $0.8 million for the first quarter ended July 29, 2009.

(7)	Pensions and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	July 28, 2010	July 29, 2009	July 28, 2010	July 29, 2009
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$7,737	$7,789	$1,561	$1,471
Interest cost	34,279	37,078	3,154	3,727
Expected return on plan assets	(55,292)	(52,320)	—	—
Amortization of prior service cost/(credit)	591	538	(1,290)	(952)
Amortization of unrecognized loss	18,968	13,320	401	135

Net periodic benefit cost	6,283	6,405	3,826	4,381
Less periodic benefit cost associated with discontinued operations	—	391	—	—

Periodic benefit cost associated with continuing operations	$6,283	$6,014	$3,826	$4,381

During the first quarter of Fiscal 2011, the Company contributed $7 million to these defined benefit plans. The Company expects to make combined cash contributions of less than $50 million in Fiscal 2011; however actual contributions may be affected by pension asset and liability valuations during the year.

(8)	Segments

The Company’s segments are primarily organized by geographic area. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management.

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

The Company’s management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the corporation-wide productivity initiatives in the prior year are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$761,812	$727,242
Europe	713,323	772,920
Asia/Pacific	558,180	469,234
U.S. Foodservice	328,534	336,183
Rest of World	118,976	136,106

Consolidated Totals	$2,480,825	$2,441,685

Operating income (loss):
North American Consumer Products	$191,080	$184,205
Europe	115,036	128,336
Asia/Pacific	71,702	53,264
U.S. Foodservice	39,489	31,810
Rest of World	15,920	18,103
Other:
Non-Operating(a)	(27,512)	(30,892)
Upfront productivity charges(b)	—	(15,749)

Consolidated Totals	$405,715	$369,077

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure that were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(Thousands of Dollars)

Ketchup and Sauces	$1,092,196	$1,068,813
Meals and Snacks	917,824	924,195
Infant/Nutrition	280,775	291,954
Other	190,030	156,723

Total	$2,480,825	$2,441,685

(9)	Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(In Thousands)

Income from continuing operations attributable to H. J. Heinz Company	$240,427	$214,726
Allocation to participating securities	186	522
Preferred dividends	3	3

Income from continuing operations applicable to common stock	$240,238	$214,201

Average common shares outstanding—basic	318,060	315,074
Effect of dilutive securities:
Convertible preferred stock	104	105
Stock options, restricted stock and the global stock purchase plan	2,845	2,050

Average common shares outstanding—diluted	321,009	317,229

In Fiscal 2010, the Company adopted accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 2.9 million and 8.5 million shares of common stock for the first quarters ended July 28, 2010 and July 29, 2009, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2017.

(10)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	First Quarter Ended
	July 28, 2010	July 29, 2009
	FY 2011	FY 2010
	(Thousands of Dollars)

Net income	$248,595	$219,092
Other comprehensive income/(loss):
Foreign currency translation adjustments	(26,055)	342,525
Reclassification of net pension and postretirement benefit losses to net income	13,207	8,542
Net deferred gains/(losses) on derivatives from periodic revaluations	4,039	(11,524)
Net deferred gains on derivatives reclassified to earnings	(2,473)	(5,184)

Total comprehensive income	237,313	553,451

Comprehensive income attributable to the noncontrolling interest	(8,672)	(9,959)

Comprehensive income attributable to H. J. Heinz Company	$228,641	$543,492

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the first quarter ended July 28, 2010:

	H. J. Heinz	Noncontrolling
	Company	Interest	Total
	(Thousands of Dollars)

Net income	$240,427	$8,168	$248,595
Other comprehensive income:
Foreign currency translation adjustments	(26,345)	290	(26,055)
Reclassification of net pension and postretirement benefit losses to net income	13,207	—	13,207
Net deferred gains/(losses) on derivatives from periodic revaluations	4,119	(80)	4,039
Net deferred (gains)/losses on derivatives reclassified to earnings	(2,767)	294	(2,473)

Total comprehensive income	$228,641	$8,672	$237,313

(11)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 28, 2010	$1,948,496	$107,844	$657,596	$6,856,033	$(4,750,547)	$(979,581)	$57,151
Comprehensive income(1)	237,313	—	—	240,427	—	(11,786)	8,672
Dividends paid to shareholders of H. J. Heinz Company	(143,726)	—	—	(143,726)	—	—	—
Dividends paid to noncontrolling interest	(820)	—	—	—	—	—	(820)
Stock options exercised, net of shares tendered for payment	22,378	—	(5,087)	—	27,465	—	—
Stock option expense	1,191	—	1,191	—	—	—	—
Restricted stock unit activity	(5,193)	—	(6,862)	—	1,669	—	—
Other	122	—	(173)	(433)	728	—	—

Balance as of July 28, 2010	$2,059,761	$107,844	$646,665	$6,952,301	$(4,720,685)	$(991,367)	$65,003

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 10.

(12)	Debt

At July 28, 2010, the Company had $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to customary covenants. The Company was in compliance with all of its debt covenants as of July 28, 2010.

(13)	Financing Arrangements

In the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, its U.S. trade receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in these receivables, all of which are short-term, to an unaffiliated entity. On April 29, 2010, the Company adopted new accounting guidance related to the transfer of financial assets. The securitization agreement continues to qualify for sale accounting treatment under the new guidance. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. On the statements of cash flows, all cash flows related to this securitization program are included as a component of operating activities because the cash received from the unaffiliated entity and the cash collected from servicing the transferred assets are not subject to significantly different risks due to the short-term nature of the Company’s trade receivables.

For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $116.2 million and $131.8 million during the first quarters ended July 28, 2010 and July 29, 2009, respectively, resulting in an increase of cash for sales under this program for the first quarters ended July 28, 2010 and July 29, 2009 of $32.0 million and $131.8 million, respectively. The fair value of the deferred purchase price was $37.6 million and $89.2 million as of July 28, 2010 and April 28, 2010, respectively. Cash proceeds for the deferred purchase price were $51.5 million for the first quarter ended July 28, 2010. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of July 28, 2010 and April 28, 2010, due to the nature of the short-term underlying financial assets.

In addition, the Company acted as servicer for approximately $147 million and $126 million of trade receivables which were sold to unrelated third parties without recourse as of July 28, 2010 and April 28, 2010, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.

The Company has not recorded any servicing assets or liabilities as of July 28, 2010 or April 28, 2010 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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

As of July 28, 2010 and April 28, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	July 28, 2010				April 28, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$128,231	$—	$128,231	$—	$133,773	$—	$133,773

Total assets at fair value	$—	$128,231	$—	$128,231	$—	$133,773	$—	$133,773

Liabilities:
Derivatives(a)	$—	$19,469	$—	$19,469	$—	$36,036	$—	$36,036

Total liabilities at fair value	$—	$19,469	$—	$19,469	$—	$36,036	$—	$36,036

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. There have been no transfers between Levels 1 and 2 in Fiscals 2011 and 2010.

As of July 28, 2010 and April 28, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010.

(15)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At July 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.72 billion, $1.52 billion and $171 million, respectively. At April 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.64 billion, $1.52 billion and $160 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of July 28, 2010 and April 28, 2010:

	July 28, 2010			April 28, 2010
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$8,630	$71,361	$—	$7,408	$70,746	$—
Other non-current assets	4,247	39,526	1,898	16,604	38,460	—

	12,877	110,887	1,898	24,012	109,206	—

Derivatives not designated as hedging instruments:
Other receivables, net	2,569	—	—	555	—	—
Other non-current assets	—	—	—	—	—	—

	2,569	—	—	555	—	—

Total assets	$15,446	$110,887	$1,898	$24,567	$109,206	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$10,780	$—	$3,111	$16,672	$—	$3,510
Other non-current liabilities	270	—	—	4,279	—	8,422

	11,050	—	3,111	20,951	—	11,932

Derivatives not designated as hedging instruments:
Other payables	5,308	—	—	3,153	—	—
Other non-current liabilities	—	—	—	—	—	—

	5,308	—	—	3,153	—	—

Total liabilities	$16,358	$—	$3,111	$24,104	$—	$11,932

Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the first quarter ended July 28, 2010:

	First Quarter Ended
	July 28, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net (losses)/gains recognized in other comprehensive loss (effective portion)	$(3,167)	$—	$9,855

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$380	$—	$—
Cost of products sold	(3,793)	—	—
Selling, general and administrative expenses	(97)	—	—
Other (expense)/income, net	(3,642)	—	12,000
Interest expense	(2)	—	(891)

	(7,154)	—	11,109

Fair value hedges:
Net gains recognized in other expense, net	—	1,681	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(5,285)	—	—

Total amount recognized in statement of income	$(12,439)	$1,681	$11,109

The following table presents the pre-tax effect of derivative instruments on the statement of income for the first quarter ended July 29, 2009:

	First Quarter Ended
	July 29, 2009
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(16,943)	$—	$—

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,337	$—	$—
Cost of products sold	6,099	—	—
Selling, general and administrative expenses	(137)	—	—
Other expense, net	(915)	—	—
Interest expense	5	—	—

	6,389	—	—

Fair value hedges:
Net losses recognized in other expense, net	—	(21,991)	—
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	9,961	—	—
Net gains recognized in interest income	—	20,054	—

	9,961	20,054	—

Total amount recognized in statement of income	$16,350	$(1,937)	$—

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

During the first quarter of Fiscal 2011, the Company early terminated certain foreign currency forward contracts, receiving cash proceeds of $11.6 million, and will release the gain in accumulated other comprehensive loss to earnings when the underlying transactions occur. The underlying transactions are scheduled to occur at various points in time through 2014.

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $171.5 million and $159.5 million as of July 28, 2010 and April 28, 2010, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013.

Deferred Hedging Gains and Losses:

As of July 28, 2010, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $1.8 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters ended July 28, 2010 and July 29, 2009. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended July 28, 2010 and July 29, 2009.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $429.6 million and $284.5 million that did not meet the criteria for hedge accounting as of July 28, 2010 and April 28, 2010, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized losses related to outstanding contracts totaled $2.7 million and $2.6 million as of July 28, 2010 and April 28, 2010, respectively. These contracts are scheduled to mature within one year.

During the second quarter of Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. During the first quarter ended July 29, 2009, the Company recorded a benefit in interest income of $24.7 million, representing changes in the fair value of the swap and interest earned on the arrangement.

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

(16)	Venezuela- Foreign Currency and Inflation

Foreign Currency

The local currency in Venezuela is the Venezuelan bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has historically been successful in obtaining U.S. dollars at the official exchange rate for imports of ingredients, packaging, manufacturing equipment, and other necessary inputs, and for dividend remittances, albeit on a delay. In May 2010, the government of Venezuela effectively closed down the unregulated parallel market, which existed for exchanging VEF for U.S. dollars through securities transactions. Our Venezuelan subsidiary has no recent history of entering into exchange transactions in this parallel market.

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations. As of July 28, 2010, the amount of VEF pending government approval to be used for dividend repatriations is $8.5 million at the 4.30 rate and requests for exchange have been pending government approval since September 2008.

During the third quarter of Fiscal 2010, the Company recorded a $61.7 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $88 million at July 28, 2010.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. Based on the blended National Consumer Price Index, the Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary have been consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our Fiscal 2010 fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At July 28, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $48.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the first quarter of Fiscal 2011, the Company reported diluted earnings per share from continuing operations of $0.75, compared to $0.68 in the prior year, an increase of 10.3%. The Company’s growth in EPS for the first quarter of Fiscal 2011 reflects 1.6% growth in sales, a 90 basis point improvement in the gross profit margin and a 9.9% increase in operating income. First quarter sales growth was driven by increased volume of 2.5% and net pricing of 1.1%. The emerging markets, which represented 18% of total Company sales in the quarter, led the sales growth with combined volume and pricing gains of 21.9%. Our top 15 brands also performed well, with combined volume and pricing gains of 5.7% driven by the Heinz®, Smart Ones®, Complan® and ABC® brands. Driving the sales growth was increased trade promotion and consumer marketing investments. Foreign exchange translation rates reduced sales by 2.1%. The gross profit margin increased as a result of productivity improvements and higher net pricing, partially offset by higher commodity input costs. Strong profit growth and the continuing focus on cash generated $272 million of cash flows from operations during the first quarter, a $104 million increase from the prior year.

In the first quarter of Fiscal 2011, foreign currency continued to unfavorably impact the Company’s results, but to a much lesser magnitude than what was experienced in Fiscal 2010. Overall, currency movements had a $0.03 unfavorable impact on the change in EPS from continuing operations versus prior year. The impact reflects currency translation net of translation hedges. While the Company anticipates that our full-year results will be impacted by foreign currency movements, we remain confident in our business fundamentals and plan to continue executing our following strategies:

•	Grow the core portfolio;

•	Accelerate growth in emerging markets;

•	Strengthen and leverage global scale; and

•	Make talent an advantage.

Discontinued Operations

During Fiscal 2010, the Company completed the sales of its Appetizers And, Inc. and Kabobs frozen hors d’oeuvres businesses which were previously reported within the U.S. Foodservice segment and the sale of its private label frozen desserts business in the U.K. In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the company’s consolidated statements of income in the prior year. These discontinued operations generated sales of $26.2 million and a net loss of $2.2 million (net of $0.9 million of a tax benefit) for the first quarter ended July 29, 2009.

THREE MONTHS ENDED JULY 28, 2010 AND JULY 29, 2009

Results of Continuing Operations

Sales for the three months ended July 28, 2010 increased $39 million, or 1.6%, to $2.48 billion. Volume increased 2.5%, as favorable volume in emerging markets as well as improvements in the U.S. and U.K. retail businesses were partially offset by declines in U.S. Foodservice and Australia. The volume in the U.S. and U.K. retail businesses benefited from increased trade promotions. Emerging markets and our top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 21.9% and 5.7%, respectively. Net pricing increased sales by 1.1%, as price increases in emerging markets, particularly Latin America, and U.S. Foodservice were partially offset by increased trade promotions in the U.S. and U.K. retail businesses. Acquisitions increased sales by 0.1%. Foreign exchange translation rates reduced sales by 2.1%.

Gross profit increased $36 million, or 4.1%, to $908 million, and the gross profit margin increased to 36.6% from 35.7%, as higher volume, net pricing and productivity improvements were partially offset by a $23 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs. In addition, last year’s gross profit included $7 million in charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

Selling, general and administrative expenses (“SG&A”) decreased $1 million, or 0.2% to $502 million, and improved as a percentage of sales to 20.2% from 20.6%. These improvements reflect a $13 million impact from foreign exchange translation rates, $9 million related to prior year targeted workforce reductions, and lower selling and distribution expenses (“S&D”) reflecting productivity improvements. These improvements were partially offset by higher marketing investments, particularly in the emerging markets and Europe, and general and administrative expenses (“G&A”) reflecting increased compensation expense. Operating income increased $37 million, or 9.9%, to $406 million, reflecting the items above.

Net interest expense increased $8 million, to $63 million, reflecting a $25 million decrease in interest income and a $16 million decrease in interest expense. The decrease in interest income is mainly due to a $20 million mark-to-market gain in the prior year period on a total rate of return swap, which was terminated in August 2009. Interest expense decreased largely due to lower average interest rates. Other expenses, net, increased $5 million, to $10 million, primarily due to increased currency losses.

The effective tax rate for the current quarter was 25.3% compared to 28.5% last year. The decrease in the effective tax rate is primarily the result of increased benefits from foreign tax planning and the benefit of a statutory tax rate reduction in the United Kingdom, partially offset by higher repatriation costs.

Income from continuing operations attributable to H. J. Heinz Company was $240 million compared to $215 million in the prior year, an increase of 12.0%. The increase was due to higher operating income, $12 million in prior year after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, and a lower effective tax rate, partially offset by a $12 million after-tax gain in the prior year on a total rate of return swap. Diluted earnings per share from continuing operations was $0.75 in the current year compared to $0.68 in the prior year, up 10.3%. EPS movements were unfavorably impacted by $0.03 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $35 million, or 4.8%, to $762 million. Volume increased 5.3% mainly due to increases in Heinz® ketchup, Smart Ones® frozen entrees and Classico® pasta sauces which is primarily a result of increased trade promotions under the Consumer Value Program launched in the U.S. in the second half of the prior year. The Smart Ones® frozen entrees volume improvement was also a result of innovation and new products. Net prices decreased 2.7% reflecting these trade promotion increases. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010 increased sales 0.3%. Favorable Canadian exchange translation rates increased sales 1.7%.

Gross profit increased $9 million, or 2.9%, to $319 million, while the gross profit margin decreased to 41.9% from 42.6%. The increase in gross profit dollars was aided by favorable foreign exchange translation rates and favorable volume. Gross profit margin declined as productivity improvements were more than offset by trade promotion investments and increased commodity costs, particularly resin, dairy and meats. Operating income increased $7 million, or 3.7%, to $191 million, reflecting the improvement in gross profit, with SG&A being relatively flat.

Europe

Heinz Europe sales decreased $60 million, or 7.7%, to $713 million. Unfavorable foreign exchange translation rates decreased sales by 7.5%. Volume increased 0.2%, as increases in ketchup across Europe, particularly in Russia and France, along with frozen potatoes in the U.K. were offset by category-related declines in Italian infant nutrition and soups in the U.K. and Germany. Net pricing decreased 0.4%, driven by increased promotional activity across the product portfolio in the U.K. partially offset by increases in the Italian infant nutrition business.

Gross profit decreased $15 million, or 5.3%, to $269 million, and the gross profit margin increased to 37.7% from 36.8%. The $15 million decline in gross profit is largely due to unfavorable foreign exchange translation rates while the improvement in gross margin reflects productivity improvements partially offset by higher commodity costs. Operating income decreased $13 million, or 10.4%, to $115 million, reflecting unfavorable foreign currency translation, increased marketing investments and commodity costs and higher G&A partially offset by productivity improvements.

Asia/Pacific

Heinz Asia/Pacific sales increased $89 million, or 19.0%, to $558 million. Favorable exchange translation rates increased sales by 9.7%. Volume increased 6.9%, due to significant growth in Complan® and Glucon D® nutritional beverages in India, ABC® products in Indonesia reflecting significant new product activity and holiday timing, new infant feeding products in China, and Wattie’s® and Heinz® products in New Zealand aided by increased promotions. These increases were partially offset by general softness in Australia, which has been impacted by competitive activity and reduced market demand associated with higher prices. Pricing increased 2.4%, reflecting increases on ABC® syrup and sauces in Indonesia.

Gross profit increased $33 million, or 22.6%, to $181 million, and the gross profit margin increased to 32.4% from 31.4%. These increases reflect higher volume and pricing, favorable foreign exchange translation rates and productivity improvements, partially offset by increased commodity costs. Operating income increased by $18 million, or 34.6%, to $72 million, primarily reflecting the increase in gross profit, partially offset by increased SG&A, largely related to foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $8 million, or 2.3%, to $329 million. Pricing increased sales 2.8%, largely due to prior year price increases on Heinz® ketchup and tomato products to help offset commodity cost increases. Volume decreased by 5.1%, due to declines in sauces as well as frozen desserts and soup. The volume reflects ongoing weakness in restaurant foot traffic, rationalization of less-profitable products and the timing of new product launches and promotions in the prior year.

Gross profit increased $7 million, or 8.5%, to $94 million, and the gross profit margin increased to 28.5% from 25.6%, as pricing and productivity improvements more than offset increased commodity costs and unfavorable volume. Operating income increased $8 million, or 24.1%, to $39 million, which is primarily due to gross profit improvements.

Rest of World

Sales for Rest of World decreased $17 million, or 12.6%, to $119 million. Foreign exchange translation rates decreased sales 36.9%, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 20.5%, largely due to price increases in Latin America taken to mitigate raw material and labor inflation. Volume increased 3.8% as increases in the Middle East resulting from new products, market expansion and increased marketing and promotions were partially offset by declines in baby food in Latin America.

Gross profit decreased $6 million, or 12.9%, to $44 million, due mainly to the impact of VEF devaluation and increased commodity costs, partially offset by increased pricing. Operating income decreased $2 million, or 12.1%, to $16 million.

Liquidity and Financial Position

Cash provided by operating activities was $272 million in the current year and $169 million in the prior year. The improvement in the first quarter of Fiscal 2011 versus Fiscal 2010 reflects higher earnings and favorable movements in inventories, payables and income taxes partially offset by higher payments in the current year on incentive compensation accruals. The Company received $12 million in the first quarter of Fiscal 2011 for the termination of foreign currency hedge contracts (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information). In addition, reduced pension contributions were offset by declines in cash flows from receivables, largely due to the cash received in the prior year in connection with commencement of an accounts receivable securitization program (see additional explanation below). The Company’s cash conversion cycle improved 5 days, to 44 days in the first quarter of Fiscal 2011. Receivables accounted for 2 days of the improvement, which is largely a result of the impact of the accounts receivable securitization program. There was a 1 day improvement in inventories as a result of the Company’s continued efforts to reduce inventory levels. Accounts payable also contributed 3 days to the improvement.

In the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $116.2 million and $131.8 million during the first quarters ended July 28, 2010 and July 29, 2009, respectively, resulting in an increase of cash for sales under this program for the first quarters ended July 28, 2010 and July 29, 2009 of $32.0 million and $131.8 million, respectively. Cash proceeds for the deferred purchase price were $51.5 million for the first quarter ended July 28, 2010. See Note 13, “Financing Arrangements” for additional information.

Cash used for investing activities totaled $53 million compared to $47 million last year. Capital expenditures totaled $56 million (2.2% of sales) compared to $49 million (2.0% of sales) in the prior year. The Company still expects capital spending of approximately 3.0% of sales for the year. Net proceeds from divestitures provided cash of $1 million in the current year compared to $2 million in the prior year. Proceeds from disposals of property, plant and equipment were less than $1 million in the current year and $1 million in the prior year.

Cash used for financing activities totaled $198 million compared to providing $33 million of cash last year. Proceeds from long-term debt were $9 million in the current year and $250 million in the prior year due to the issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, through a private placement in July 2009. These notes were fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the dealer remarketable securities exchange transaction that occurred in the second quarter of Fiscal 2010 as well as various expenses relating to this exchange, and for general corporate purposes. Payments on long-term debt were $8 million in the current year compared to $27 million in the prior year. Net payments on commercial paper and short-term debt were $91 million this year compared to $67 million in the prior year. Cash proceeds from option exercises provided $19 million of cash in the current year compared to $2 million in the prior year. Dividend payments totaled $144 million this year, compared to $133 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.80.

During the first quarter of Fiscal 2011, the Company announced that it signed an agreement to acquire Foodstar, a manufacturer of soy sauces and fermented bean curd in China. The purchase price consists of a cash payment at closing of approximately $165 million and an earn-out potentially payable in 2014 based on the performance of the business. The completion of the proposed acquisition is subject to regulatory approval in China and other customary conditions.

At July 28, 2010, the Company had total debt of $4.55 billion (including $208 million relating to the hedge accounting adjustments) and cash and cash equivalents of $495 million. Total debt balances have declined slightly since prior year end due to payments on commercial paper.

The Company and HFC maintain $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to other customary covenants. The Company was in compliance with all of its covenants as of July 28, 2010. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company’s foreign subsidiaries.

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

Venezuela- Foreign Currency and Inflation

Foreign Currency

The local currency in Venezuela is the VEF. A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. Our business in Venezuela has historically been successful in obtaining U.S. dollars at the official exchange rate for imports of ingredients, packaging, manufacturing equipment, and other necessary inputs, and for dividend remittances, albeit on a delay. In May 2010, the government of Venezuela effectively closed down the unregulated parallel market, which existed for exchanging VEF for U.S. dollars through securities transactions. Our Venezuelan subsidiary has no recent history of entering into exchange transactions in this parallel market.

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations. As of July 28, 2010, the amount of VEF pending government approval to be used for dividend repatriations is $8 million at the 4.30 rate and requests for exchange have been pending government approval since September 2008.

During the third quarter of Fiscal 2010, the Company recorded a $62 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $88 million at July 28, 2010. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

Highly Inflationary Economy

An economy is considered highly inflationary under U.S. GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. Based on the blended National Consumer Price Index, the Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the third quarter of Fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary have been consolidated and reported under highly inflationary accounting rules beginning on January 28, 2010, the first day of our Fiscal 2010 fourth quarter. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary.

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At July 28, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $49 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 28, 2010. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

As of the end of the first quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $66 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 13, “Financing Arrangements” for additional information.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, including our emerging markets, economic or political instability in those markets and the performance of business in hyperinflationary environments, such as Venezuela, and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 28, 2010.

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

There have been no material changes in the Company’s market risk during the first quarter ended July 28, 2010. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 28, 2010. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 28, 2010, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the first quarter of Fiscal 2011. As of July 28, 2010, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

Item 3.	Defaults upon Senior Securities

Nothing to report under this item.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report under this item.

Item 6.	Exhibits

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

   10(a). Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees).

   (ii). Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

   (iii). Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees.

   (iv). Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on
                                    International Assignment.

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

Date: September 1, 2010

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 1, 2010

By:	/s/ Edward J. McMenamin
Edward J. McMenamin
Senior Vice President—Finance
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

   10(a). Management contracts and compensatory plans:

   (i). Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees).

   (ii). Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

   (iii). Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees.

   (iv). Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on
                                    International Assignment.

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