Form 10-Q
period 2010-10-27
HEINZ H J CO
filed 2010-11-23
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 27, 2010 was 320,747,443 shares.

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED OCTOBER 27, 2010 AND OCTOBER 28, 2009
OPERATING RESULTS BY BUSINESS SEGMENT
SIX MONTHS ENDED OCTOBER 27, 2010 AND OCTOBER 28, 2009
OPERATING RESULTS BY BUSINESS SEGMENT
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II--OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. (Removed and Reserved).
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX DESCRIPTION OF EXHIBIT
EX-12
EX-31.(A)
EX-31.(B)
EX-32.(A)
EX-32.(B)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 27, 2010	October 28, 2009
	FY 2011	FY 2010
	(Unaudited)
	(In thousands, Except per Share Amounts)

Sales	$2,614,623	$2,646,786
Cost of products sold	1,647,996	1,693,531

Gross profit	966,627	953,255
Selling, general and administrative expenses	549,828	544,855

Operating income	416,799	408,400
Interest income	4,578	7,516
Interest expense	67,328	71,625
Other expense, net	7,519	9,625

Income from continuing operations before income taxes	346,530	334,666
Provision for income taxes	92,588	85,700

Income from continuing operations	253,942	248,966
Loss from discontinued operations, net of tax	—	(11,639)

Net income	253,942	237,327
Less: Net income attributable to the noncontrolling interest	2,507	5,892

Net income attributable to H. J. Heinz Company	$251,435	$231,435

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.78	$0.76
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.04)

Net income attributable to H. J. Heinz Company common shareholders	$0.78	$0.73

Average common shares outstanding—diluted	322,465	317,405

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.78	$0.77
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.04)

Net income attributable to H. J. Heinz Company common shareholders	$0.78	$0.73

Average common shares outstanding—basic	319,467	315,477

Cash dividends per share	$0.45	$0.42

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$251,435	$243,074
Loss from discontinued operations, net of tax	—	(11,639)

Net income	$251,435	$231,435

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 27, 2010	October 28, 2009
	FY 2011	FY 2010
	(Unaudited)
	(In thousands, Except per Share Amounts)

Sales	$5,095,448	$5,088,471
Cost of products sold	3,220,844	3,262,913

Gross profit	1,874,604	1,825,558
Selling, general and administrative expenses	1,052,090	1,048,081

Operating income	822,514	777,477
Interest income	8,695	36,175
Interest expense	134,080	154,614
Other expense, net	17,808	15,040

Income from continuing operations before income taxes	679,321	643,998
Provision for income taxes	176,784	173,778

Income from continuing operations	502,537	470,220
Loss from discontinued operations, net of tax	—	(13,801)

Net income	502,537	456,419
Less: Net income attributable to the noncontrolling interest	10,675	12,420

Net income attributable to H. J. Heinz Company	$491,862	$443,999

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.53	$1.44
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.04)

Net income attributable to H. J. Heinz Company common shareholders	$1.53	$1.40

Average common shares outstanding—diluted	321,788	317,395

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.54	$1.45
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.04)

Net income attributable to H. J. Heinz Company common shareholders	$1.54	$1.40

Average common shares outstanding—basic	318,825	315,288

Cash dividends per share	$0.90	$0.84

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$491,862	$457,800
Loss from discontinued operations, net of tax	—	(13,801)

Net income	$491,862	$443,999

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2010	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$665,871	$483,253
Trade receivables, net	805,711	794,845
Other receivables, net	233,205	250,493
Inventories:
Finished goods and work-in-process	1,120,877	979,543
Packaging material and ingredients	238,375	269,584

Total inventories	1,359,252	1,249,127

Prepaid expenses	148,864	130,819
Other current assets	109,147	142,588

Total current assets	3,322,050	3,051,125

Property, plant and equipment	4,645,947	4,465,640
Less accumulated depreciation	2,513,951	2,373,844

Total property, plant and equipment, net	2,131,996	2,091,796

Goodwill	2,819,283	2,770,918
Trademarks, net	912,280	895,138
Other intangibles, net	401,085	402,576
Other non-current assets	854,811	864,158

Total other non-current assets	4,987,459	4,932,790

Total assets	$10,441,505	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2010	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$61,370	$43,853
Portion of long-term debt due within one year	836,652	15,167
Trade payables	1,038,891	1,007,517
Other payables	135,304	121,997
Accrued marketing	299,414	288,579
Other accrued liabilities	575,202	667,653
Income taxes	65,253	30,593

Total current liabilities	3,012,086	2,175,359

Long-term debt	3,553,438	4,559,152
Deferred income taxes	722,742	665,089
Non-pension postretirement benefits	216,002	216,423
Other non-current liabilities	476,995	511,192

Total long-term liabilities	4,969,177	5,951,856

Equity:
Capital stock	107,844	107,844
Additional capital	626,530	657,596
Retained earnings	7,058,783	6,856,033

	7,793,157	7,621,473
Less:
Treasury stock at cost (110,349 shares at October 27, 2010 and 113,404 shares at April 28, 2010)	4,610,640	4,750,547
Accumulated other comprehensive loss	791,247	979,581

Total H. J. Heinz Company shareholders’ equity	2,391,270	1,891,345
Noncontrolling interest	68,972	57,151

Total equity	2,460,242	1,948,496

Total liabilities and equity	$10,441,505	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 27, 2010	October 28, 2009
	FY 2011	FY 2010
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$502,537	$456,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	120,176	124,107
Amortization	20,855	23,994
Deferred tax provision	105,125	113,365
Pension contributions	(11,488)	(227,904)
Other items, net	29,612	107,274
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	36,164	155,582
Inventories	(87,831)	(168,549)
Prepaid expenses and other current assets	(7,621)	4,013
Accounts payable	10,252	(10,297)
Accrued liabilities	(107,278)	(52,774)
Income taxes	21,584	(16,354)

Cash provided by operating activities	632,087	508,876

Cash Flows from Investing Activities:
Capital expenditures	(122,102)	(96,170)
Proceeds from disposals of property, plant and equipment	3,750	964
Change in restricted cash	—	192,736
Other items, net	506	5,516

Cash (used for)/provided by investing activities	(117,846)	103,046

Cash Flows from Financing Activities:
Payments on long-term debt	(25,732)	(359,340)
Proceeds from long-term debt	20,018	433,356
Net payments on commercial paper and short-term debt	(186,939)	(427,399)
Dividends	(288,592)	(266,240)
Exercise of stock options	91,497	5,129
Other items, net	23,658	13,201

Cash used for financing activities	(366,090)	(601,293)

Effect of exchange rate changes on cash and cash equivalents	34,467	76,810

Net increase in cash and cash equivalents	182,618	87,439
Cash and cash equivalents at beginning of year	483,253	373,145

Cash and cash equivalents at end of period	$665,871	$460,584

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements.

(3)	Discontinued Operations

During the second quarter of Fiscal 2010, the Company completed the sale of its non-core Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss which has been recorded in discontinued operations. Also during the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. business which was previously reported within the U.S. Foodservice segment and the sale of its private label frozen desserts business in the U.K.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $26.6 million and a net loss of $0.7 million (net of a $0.4 million tax benefit) for the second quarter ended October 28, 2009. These discontinued operations generated sales of $52.8 million and a net loss of $2.9 million (net of a $1.3 million tax benefit) for the six months ended October 28, 2009.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 27, 2010, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(895)	(3,030)	—	—	(3,925)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	21,672	17,124	44,233	—	980	84,009

Balance at April 28, 2010	1,102,891	1,106,744	289,425	257,674	14,184	2,770,918
Purchase accounting adjustments	—	(278)	—	—	—	(278)
Translation adjustments	(2,506)	41,092	9,698	—	359	48,643

Balance at October 27, 2010	$1,100,385	$1,147,558	$299,123	$257,674	$14,543	$2,819,283

All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010. Total goodwill accumulated impairment losses for the Company were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 29, 2009, April 28, 2010 and October 27, 2010.

Trademarks and other intangible assets at October 27, 2010 and April 28, 2010, subject to amortization expense, are as follows:

	October 27, 2010			April 28, 2010
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$285,165	$(77,480)	$207,685	$267,435	$(73,500)	$193,935
Licenses	208,186	(155,368)	52,818	208,186	(152,509)	55,677
Recipes/processes	78,835	(29,067)	49,768	78,080	(26,714)	51,366
Customer-related assets	183,568	(48,716)	134,852	180,302	(43,316)	136,986
Other	67,877	(54,947)	12,930	66,807	(54,157)	12,650

	$823,631	$(365,578)	$458,053	$800,810	$(350,196)	$450,614

Amortization expense for trademarks and other intangible assets was $6.7 million and $7.3 million for the second quarters ended October 27, 2010 and October 28, 2009, respectively, and $13.8 million and $13.9 million for the six months ended October 27, 2010 and October 28, 2009, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of October 27, 2010, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at October 27, 2010 totaled $855.3 million and consisted of $704.6 million of trademarks, $117.2 million of recipes/processes, and $33.5 million of licenses. Intangible assets not subject to amortization at April 28, 2010 totaled $847.1 million and consisted of $701.2 million of trademarks, $113.8 million of recipes/processes, and $32.1 million of licenses.

(5)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $60.4 million and $57.1 million, on October 27, 2010 and April 28, 2010, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $40.1 million and $38.2 million, on October 27, 2010 and April 28, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $31.3 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process along with the expiration of statutes of limitations in various foreign and state tax jurisdictions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at October 27, 2010 was $17.9 million and $1.1 million, respectively. The corresponding amounts of accrued interest and penalties at April 28, 2010 were $17.3 million and $1.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2008 for the United Kingdom, through Fiscal 2007 for the U.S., through Fiscal 2006 in Australia and Canada, and through Fiscal 2005 for Italy.

The effective tax rate for the six months ended October 27, 2010 was 26.0% compared to 27.0% last year. The decrease in the effective tax rate is primarily the result of the current year release of valuation allowances related to state tax loss and credit carryforwards resulting from a reorganization plan, increased benefits from foreign tax planning, and increased profits in lower tax rate jurisdictions. These were partially offset by higher repatriation costs in the current year, a current year accrual for a state tax uncertainty, and benefits in the prior year resulting from resolutions and settlements of federal, state, and foreign uncertain tax matters.

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

At October 27, 2010, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 61 to 66 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $10.7 million and $3.5 million for the second quarter ended October 27, 2010 and $15.9 million and $5.1 million for the six months ended October 27, 2010, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $11.0 million and $3.5 million for the second quarter ended October 28, 2009 and $17.3 million and $5.4 million for the six months ended October 28, 2009, respectively.

The Company granted 1,730,515 and 1,737,557 option awards to employees during the second quarters ended October 27, 2010 and October 28, 2009, respectively. The weighted average fair value per share of the options granted during the six months ended October 27, 2010 and October 28, 2009, as computed using the Black-Scholes pricing model, was $5.36 and $4.70, respectively. These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003

Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 27,	October 28,
	2010	2009

Dividend yield	3.9%	4.3%
Expected volatility	20.5%	20.2%
Weighted-average expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	2.7%

The Company granted 448,323 and 485,986 restricted stock units to employees during the six months ended October 27, 2010 and October 28, 2009 at weighted average grant prices of $46.38 and $39.00, respectively.

In the first quarter of Fiscal 2011, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 28, 2010. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2012 year end, plus dividends paid over the two year performance period. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit was $9.8 million and $3.5 million for the second quarter ended October 27, 2010 and $12.6 million and $4.4 million for the six months ended October 27, 2010, respectively. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit was $5.4 million and $1.9 million for the second quarter ended October 28, 2009 and $8.0 million and $2.7 million for the six months ended October 28, 2009, respectively.

(7)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$8,096	$7,997	$1,567	$1,498
Interest cost	35,512	37,922	3,162	3,770
Expected return on plan assets	(57,278)	(53,455)	—	—
Amortization of prior service cost/(credit)	617	539	(1,291)	(949)
Amortization of unrecognized loss	19,388	13,615	401	135
Settlement charge	—	2,089	—	—

Net periodic benefit cost	6,335	8,707	3,839	4,454
Less periodic benefit cost associated with discontinued operations	—	398	—	—

Periodic benefit cost associated with continuing operations	$6,335	$8,309	$3,839	$4,454

	Six Months Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$15,833	$15,786	$3,128	$2,969
Interest cost	69,791	75,000	6,316	7,497
Expected return on plan assets	(112,570)	(105,775)	—	—
Amortization of prior service cost/(credit)	1,208	1,077	(2,581)	(1,901)
Amortization of unrecognized loss	38,356	26,935	802	270
Settlement charge	—	2,089	—	—

Net periodic benefit cost	12,618	15,112	7,665	8,835
Less periodic benefit cost associated with discontinued operations	—	789	—	—

Periodic benefit cost associated with continuing operations	$12,618	$14,323	$7,665	$8,835

During the first six months of Fiscal 2011, the Company contributed $11 million to these defined benefit plans. The Company expects to make combined cash contributions of less than $50 million in Fiscal 2011; however actual contributions may be affected by pension asset and liability valuations during the year.

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

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	FY 2011	FY 2010	FY 2011	FY 2010
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$802,925	$791,511	$1,564,737	$1,518,753
Europe	798,119	841,871	1,511,442	1,614,791
Asia/Pacific	531,365	491,957	1,089,545	961,191
U.S. Foodservice	362,418	373,275	690,952	709,458
Rest of World	119,796	148,172	238,772	284,278

Consolidated Totals	$2,614,623	$2,646,786	$5,095,448	$5,088,471

Operating income (loss):
North American Consumer Products	$203,964	$200,868	$395,044	$385,073
Europe	135,756	135,659	250,792	263,995
Asia/Pacific	58,174	53,044	129,876	106,308
U.S. Foodservice	51,126	42,506	90,615	74,316
Rest of World	12,748	20,866	28,668	38,969
Other:
Non-Operating(a)	(44,969)	(44,543)	(72,481)	(75,435)
Upfront productivity charges(b)	—	—	—	(15,749)

Consolidated Totals	$416,799	$408,400	$822,514	$777,477

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure that were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	FY 2011	FY 2010	FY 2011	FY 2010
	(Thousands of Dollars)

Ketchup and Sauces	$1,113,728	$1,110,133	$2,205,924	$2,178,946
Meals and Snacks	1,078,527	1,105,202	1,996,351	2,029,397
Infant/Nutrition	281,274	291,574	562,049	583,528
Other	141,094	139,877	331,124	296,600

Total	$2,614,623	$2,646,786	$5,095,448	$5,088,471

(9)	Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	FY 2011	FY 2010	FY 2011	FY 2010
	(In Thousands)

Income from continuing operations attributable to H. J. Heinz Company	$251,435	$243,074	$491,862	$457,800
Allocation to participating securities	767	761	953	1,283
Preferred dividends	3	3	6	6

Income from continuing operations applicable to common stock	$250,665	$242,310	$490,903	$456,511

Average common shares outstanding—basic	319,467	315,477	318,825	315,288
Effect of dilutive securities:
Convertible preferred stock	104	105	104	105
Stock options, restricted stock and the global stock purchase plan	2,894	1,823	2,859	2,002

Average common shares outstanding—diluted	322,465	317,405	321,788	317,395

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

Options to purchase an aggregate of 2.2 million shares of common stock for the second quarter and six months ended October 27, 2010 and 6.9 million shares of common stock for the second quarter and six months ended October 28, 2009 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2017.

(10)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	Second Quarter Ended		Six Months Ended
	October 27, 2010	October 28, 2009	October 27, 2010	October 28, 2009
	FY 2011	FY 2010	FY 2011	FY 2010
	(Thousands of Dollars)

Net income	$253,942	$237,327	$502,537	$456,419
Other comprehensive income/(loss):
Foreign currency translation adjustments	189,801	164,830	163,746	507,355
Reclassification of net pension and post-retirement benefit losses to net income	12,966	10,929	26,173	19,471
Net deferred gains/(losses) on derivatives from periodic revaluations	4,086	3,170	8,126	(8,354)
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,271)	5,335	(7,745)	151

Total comprehensive income	455,524	421,591	692,837	975,042

Comprehensive income attributable to the noncontrolling interest	(3,969)	(6,952)	(12,641)	(16,911)

Comprehensive income attributable to H. J. Heinz Company	$451,555	$414,639	$680,196	$958,131

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the second quarter and six months ended October 27, 2010:

	Second Quarter Ended			Six Months Ended
	H. J. Heinz	Noncontrolling		H. J. Heinz	Noncontrolling
	Company	Interest	Total	Company	Interest	Total
	(Thousands of Dollars)

Net income	$251,435	$2,507	$253,942	$491,862	$10,675	$502,537
Other comprehensive income:
Foreign currency translation adjustments	188,470	1,331	189,801	162,125	1,621	163,746
Reclassification of net pension and postretirement benefit losses/(gains) to net income	12,982	(16)	12,966	26,189	(16)	26,173
Net deferred gains/(losses) on derivatives from periodic revaluations	4,158	(72)	4,086	8,278	(152)	8,126
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,490)	219	(5,271)	(8,258)	513	(7,745)

Total comprehensive income	$451,555	$3,969	$455,524	$680,196	$12,641	$692,837

(11)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 28, 2010	$1,948,496	$107,844	$657,596	$6,856,033	$(4,750,547)	$(979,581)	$57,151
Comprehensive income(1)	692,837	—	—	491,862	—	188,334	12,641
Dividends paid to shareholders of H. J. Heinz Company	(288,592)	—	—	(288,592)	—	—	—
Dividends paid to noncontrolling interest	(820)	—	—	—	—	—	(820)
Stock options exercised, net of shares tendered for payment	104,080	—	(18,224)	—	122,304	—	—
Stock option expense	6,110	—	6,110	—	—	—	—
Restricted stock unit activity	(6,592)	—	(18,387)	—	11,795	—	—
Other	4,723	—	(565)	(520)	5,808	—	—

Balance as of October 27, 2010	$2,460,242	$107,844	$626,530	$7,058,783	$(4,610,640)	$(791,247)	$68,972

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 10.

(12)	Debt

At October 27, 2010, the Company had $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to customary covenants. The Company was in compliance with all of its debt covenants as of October 27, 2010.

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

For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $117.7 million and $126.3 million during the six months ended October 27, 2010 and October 28, 2009, respectively, resulting in an increase of cash for sales under this program for the six months ended October 27, 2010 and October 28, 2009 of $33.5 million and $126.3 million, respectively. The fair value of the deferred purchase price was $73.5 million and $89.2 million as of October 27, 2010 and April 28, 2010, respectively. Cash proceeds for the deferred purchase price were $15.7 million for the six months ended October 27, 2010. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of October 27, 2010 and April 28, 2010, due to the nature of the short-term underlying financial assets.

In addition, the Company acted as servicer for approximately $147 million and $126 million of trade receivables which were sold to unrelated third parties without recourse as of October 27, 2010 and April 28, 2010, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.

The Company has not recorded any servicing assets or liabilities as of October 27, 2010 or April 28, 2010 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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

As of October 27, 2010 and April 28, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	October 27, 2010				April 28, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$119,303	$—	$119,303	$—	$133,773	$—	$133,773

Total assets at fair value	$—	$119,303	$—	$119,303	$—	$133,773	$—	$133,773

Liabilities:
Derivatives(a)	$—	$28,461	$—	$28,461	$—	$36,036	$—	$36,036

Total liabilities at fair value	$—	$28,461	$—	$28,461	$—	$36,036	$—	$36,036

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. There have been no transfers between Levels 1 and 2 in Fiscals 2011 and 2010.

As of October 27, 2010 and April 28, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010.

(15)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At October 27, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.88 billion, $1.51 billion and $183 million, respectively. At April 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.64 billion, $1.52 billion and $160 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of October 27, 2010 and April 28, 2010:

	October 27, 2010			April 28, 2010
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$3,852	$62,515	$—	$7,408	$70,746	$—
Other non-current assets	3,421	33,709	13,526	16,604	38,460	—

	7,273	96,224	13,526	24,012	109,206	—

Derivatives not designated as hedging instruments:
Other receivables, net	2,280	—	—	555	—	—
Other non-current assets	—	—	—	—	—	—

	2,280	—	—	555	—	—

Total assets	$9,553	$96,224	$13,526	$24,567	$109,206	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$18,231	$—	$3,250	$16,672	$—	$3,510
Other non-current liabilities	1,252	—	—	4,279	—	8,422

	19,483	—	3,250	20,951	—	11,932

Derivatives not designated as hedging instruments:
Other payables	5,728	—	—	3,153	—	—
Other non-current liabilities	—	—	—	—	—	—

	5,728	—	—	3,153	—	—

Total liabilities	$25,211	$—	$3,250	$24,104	$—	$11,932

Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the second quarters ended October 27, 2010 and October 28, 2009:

	Second Quarter Ended
	October 27, 2010			October 28, 2009
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net (losses)/gains recognized in other comprehensive loss (effective portion)	$(3,861)	$—	$10,682	$9,413	$—	$(4,578)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$296	$—	$—	$28	$—	$—
Cost of products sold	(5,394)	—	—	(3,934)	—	—
Selling, general and administrative expenses	(39)	—	—	274	—	—
Other income/(expense), net	3,294	—	12,036	(1,721)	—	(2,028)
Interest income/(expense)	14	—	(829)	(3)	—	(123)

	(1,829)	—	11,207	(5,356)	—	(2,151)

Fair value hedges:
Net (losses)/gains recognized in other expense, net	—	(12,008)	—	—	2,799	—
Net losses recognized in interest expense	—	(351)	—	—	—	—

	—	(12,359)	—	—	2,799	—

Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	157	—	—	3,205	—	—
Net gains recognized in interest income	—	—	—	—	10,415	—

	157	—	—	3,205	10,415	—

Total amount recognized in statement of income	$(1,672)	$(12,359)	$11,207	$(2,151)	$13,214	$—

The following table presents the pre-tax effect of derivative instruments on the statement of income for the six months ended October 27, 2010 and October 28, 2009:

	Six Months Ended
	October 27, 2010			October 28, 2009
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net (losses)/gains recognized in other comprehensive loss (effective portion)	$(7,027)	$—	$20,537	$(7,530)	$—	$(4,578)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$676	$—	$—	$1,365	$—	$—
Cost of products sold	(9,188)	—	—	2,165	—	—
Selling, general and administrative expenses	(136)	—	—	137	—	—
Other expense, net	(348)	—	24,036	(2,636)	—	(2,028)
Interest income/(expense)	12	—	(1,720)	2	—	(123)

	(8,984)	—	22,316	1,033	—	(2,151)

Fair value hedges:
Net losses recognized in other expense, net	—	(10,327)	—	—	(19,192)	—
Net losses recognized in interest expense	—	(351)	—	—	—	—

	—	(10,678)	—	—	(19,192)	—

Derivatives not designated as hedging instruments:
Net (losses)/gains recognized in other expense, net	(5,128)	—	—	13,166	—	—
Net gains recognized in interest income	—	—	—	—	30,469	—

	(5,128)	—	—	13,166	30,469	—

Total amount recognized in statement of income	$(14,112)	$(10,678)	$22,316	$14,199	$11,277	$—

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $183.5 million and $159.5 million as of October 27, 2010 and April 28, 2010, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013.

Deferred Hedging Gains and Losses:

As of October 27, 2010, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $2.1 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the second quarters and six months ended October 27, 2010 and October 28, 2009. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarters and six months ended October 27, 2010 and October 28, 2009.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $519.0 million and $284.5 million that did not meet the criteria for hedge accounting as of October 27, 2010 and April 28, 2010, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized losses related to outstanding contracts totaled $3.4 million and $2.6 million as of October 27, 2010 and April 28, 2010, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in losses of $6.6 million and $12.9 million for the second quarter and six months ended October 27, 2010, respectively, and gains of $0.3 million and losses of $4.3 million for the second quarter and six months ended October 28, 2009, respectively.

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

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations. As of October 27, 2010, the amount of VEF pending government approval to be used for dividend repatriations is $8.5 million at the 4.30 rate and requests for exchange have been pending government approval since September 2008.

During the third quarter of Fiscal 2010, the Company recorded a $61.7 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $93 million at October 27, 2010.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At October 27, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $52.3 million.

(17)	Subsequent Events

On November 2, 2010, subsequent to the end of the second quarter, the Company completed the acquisition of Foodstar, a manufacturer of soy sauces and fermented bean curd in China. The purchase price consisted of a $165.4 million cash payment and a potential earn-out payment in 2014 based on the performance of the business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the second quarter of Fiscal 2011, the Company reported diluted earnings per share from continuing operations of $0.78, compared to $0.76 in the prior year, an increase of 2.6%, despite a 4.0% unfavorable impact from currency translation net of translation hedges. The Company’s growth in EPS for the second quarter of Fiscal 2011 reflects a 100 basis point improvement in the gross profit margin and a 2.1% increase in operating income. Second quarter sales declined 1.2% reflecting volume and net price increases of 0.3% and 0.6%, respectively, that were more than offset by unfavorable foreign exchange which reduced sales by 2.3%. The emerging markets, which represented 15% of total Company sales in the quarter, continued to be an important growth driver with combined volume and pricing gains of 10.2%. Our top 15 brands also performed well, with combined volume and pricing gains of 2.7% driven by the Heinz®, Ore-Ida®, Complan® and ABC® brands. The gross profit margin increased as a result of productivity improvements and higher net pricing, partially offset by higher commodity input costs. Solid profit growth and the continuing focus on cash generated $360 million of cash flows from operations during the second quarter, a $20 million increase from the prior year.

In the second quarter of Fiscal 2011, foreign currency continued to unfavorably impact the Company’s results, but to a much lesser magnitude than what was experienced in Fiscal 2010. Overall, currency movements had a $0.03 unfavorable impact on the change in EPS from continuing operations for the second quarter versus prior year. The impact reflects currency translation net of translation hedges. While the Company anticipates that our full-year results will be impacted by foreign currency movements, we remain confident in our business fundamentals and plan to continue executing the following strategies:

•	Grow the core portfolio;

•	Accelerate growth in emerging markets;

•	Strengthen and leverage global scale; and

•	Make talent an advantage.

Discontinued Operations

During the second quarter of Fiscal 2010, the Company completed the sale of its non-core Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss which has been recorded in discontinued operations. Also during the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. business which was previously reported within the U.S. Foodservice segment and the sale of its private label frozen desserts business in the U.K.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $26.6 million and a net loss of $0.7 million (net of a $0.4 million tax benefit) for the second quarter ended October 28, 2009. These discontinued operations generated sales of $52.8 million and a net loss of $2.9 million (net of a $1.3 million tax benefit) for the six months ended October 28, 2009.

THREE MONTHS ENDED OCTOBER 27, 2010 AND OCTOBER 28, 2009

Results of Continuing Operations

Sales for the three months ended October 27, 2010 decreased $32 million, or 1.2%, to $2.61 billion. Volume increased 0.3%, as favorable volume in the emerging markets, U.K. and Canadian businesses were offset by declines in U.S. Foodservice, Germany and Australia. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 10.2% in emerging markets and 2.7% in our Top 15 brands. Net pricing increased sales by 0.6%, as price increases in emerging markets, particularly Latin America, and U.S. Foodservice were partially offset by increased trade promotions in the North American Consumer Products, U.K. and Australian businesses. Acquisitions increased sales by 0.1%. Foreign exchange translation rates reduced sales by 2.3%.

Gross profit increased $13 million, or 1.4%, to $967 million, and the gross profit margin increased to 37.0% from 36.0%, as net pricing and productivity improvements were only partially offset by a $24 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs.

Selling, general and administrative expenses (“SG&A”) increased $5 million, or 0.9% to $550 million, and increased as a percentage of sales to 21.0% from 20.6%. These increases are a result of higher general and administrative expenses (“G&A”) reflecting investments in global process and system upgrades and increased compensation expense, partially offset by a $14 million impact from foreign exchange translation rates. Operating income increased $8 million, or 2.1%, to $417 million, reflecting the items above.

Net interest expense decreased $1 million, to $63 million, reflecting a $3 million decrease in interest income and a $4 million decrease in interest expense. Interest expense decreased largely due to lower average interest rates. Other expenses, net, decreased $2 million, to $8 million, primarily due to $8 million of charges in the prior year recognized in connection with the dealer remarketable securities exchange transaction partially offset by currency losses.

The effective tax rate for the current quarter was 26.7% compared to 25.6% last year. The increase in the effective tax rate was primarily due to a current year accrual for a state tax uncertainty, benefits in the prior year resulting from resolutions and settlements of federal, state, and foreign uncertain tax matters, and higher repatriation costs in the current year. These are partially offset by the current year release of valuation allowances related to state tax loss and credit carryforwards resulting from a reorganization plan, increased benefits from foreign tax planning, and increased profits in lower tax rate jurisdictions.

Income from continuing operations attributable to the H. J. Heinz Company was $251 million compared to $243 million in the prior year, an increase of 3.4%. The increase was largely due to higher operating income. Diluted earnings per share from continuing operations was $0.78 in the current year compared to $0.76 in the prior year, up 2.6%. EPS movements were unfavorably impacted by higher shares outstanding and by $0.03 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $11 million, or 1.4%, to $803 million. Volume increased 1.6% driven primarily by increases across most product categories in Canada reflecting successful innovation and increased trade promotions. In addition, improvements in Ore-Ida® frozen potatoes and frozen appetizers, resulting from new products and increased trade promotions, were offset by declines in Smart Ones® and Boston Market® frozen entrees and Heinz® ketchup due to promotional timing. Net prices decreased 1.4% reflecting trade promotion increases from the Consumer Value Program launched in the U.S. in the second half of the prior year as well as in Canada. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010, increased sales 0.4%. Favorable Canadian exchange translation rates increased sales 0.8%.

Gross profit was flat versus prior year at $338 million, and the gross profit margin decreased to 42.1% from 42.6%. The gross profit margin declined as productivity improvements were more than offset by shifting marketing funds to trade promotion investments and increased commodity costs. Operating income increased $3 million, or 1.5%, to $204 million, reflecting the items above.

Europe

Heinz Europe sales decreased $44 million, or 5.2%, to $798 million. Unfavorable foreign exchange translation rates decreased sales by 5.7%. Volume increased 0.7%, due to increases in Heinz® soups and Weight Watchers® and Aunt Bessies® frozen products in the U.K., reflecting increased promotional activity, including the “It Has to Be Heinz” campaign, as well as in ketchup across most of Europe, particularly in Russia. These increases were partially offset by a decline in soups in Germany. Net pricing decreased 0.2% as a result of increased promotional activity across the product portfolio in the U.K.

The gross profit margin increased to 38.1% from 36.3%, while overall gross profit decreased by $2 million to $304 million. The improvement in gross margin reflects productivity improvements partially offset by higher commodity costs while the reduction in gross profit was due to unfavorable foreign exchange translation rates. Operating income was consistent with prior year at $136 million, reflecting savings in fixed selling and distribution costs offset by G&A investments in global process and system upgrades as well as the items above.

Asia/Pacific

Heinz Asia/Pacific sales increased $39 million, or 8.0%, to $531 million. Volume increased 2.0%, due to significant growth in Complan® nutritional beverages in India, ABC® sauces in Indonesia reflecting significant new product and marketing activity, and infant feeding products in China resulting from increased marketing supporting new product launches. These increases were partially offset by continued softness in Australia, which has been impacted by competitive activity and generally weak category trends, and ABC® syrups which were down from prior year levels due to holiday timing. Pricing decreased 0.3%, reflecting increases on ABC® syrup and drinks in Indonesia and Complan® and Glucon D® products in India offset by higher promotions on drinks in Australia. Favorable exchange translation rates increased sales by 6.3%.

Gross profit increased $18 million, or 11.6%, to $169 million, and the gross profit margin increased to 31.8% from 30.8%. The increase in gross margin was driven by productivity improvements which include the favorable renegotiation of a long-term supply contract in Australia, partially offset by increased commodity costs in Indonesia. Gross profit was also favorably impacted by foreign exchange translation rates. Operating income increased $5 million, or 9.7%, to $58 million, primarily reflecting the increase in gross profit, partially offset by higher SG&A, largely related to foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $11 million, or 2.9%, to $362 million. Pricing increased sales 1.7%, largely due to Heinz® ketchup, reduced trade promotions and prior year price increases on tomato products to help offset commodity cost increases. Volume decreased by 4.6%, primarily due to declines in frozen desserts and soup as well as non-branded sauces. The volume reflects ongoing weakness in restaurant foot traffic and promotional timing.

Gross profit increased $8 million, or 8.0%, to $112 million, and the gross profit margin increased to 31.0% from 27.9%, as pricing and productivity improvements more than offset increased commodity costs and unfavorable volume. Operating income increased $9 million, or 20.3%, to $51 million, which is primarily due to gross profit improvements.

Rest of World

Sales for Rest of World decreased $28 million, or 19.1%, to $120 million. Foreign exchange translation rates decreased sales 33.4%, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 16.5%, largely due to price increases in Latin America taken to mitigate inflation. Volume decreased 2.2% due to declines in baby food and condiments in Latin America which were not fully offset by increases in the Middle East resulting from new products, market expansion and increased marketing and promotions.

Gross profit decreased $13 million, or 23.4%, to $42 million, due mainly to the impact of VEF devaluation and increased commodity costs, partially offset by increased pricing. Operating income decreased $8 million, or 38.9%, to $13 million.

SIX MONTHS ENDED OCTOBER 27, 2010 AND OCTOBER 28, 2009

Results of Continuing Operations

Sales for the six months ended October 27, 2010 increased $7 million, or 0.1%, to $5.10 billion. Volume increased 1.4%, as favorable volume in emerging markets as well as improvements in the North American Consumer Products and U.K. businesses were partially offset by declines in U.S. Foodservice, Australia, Germany and the Netherlands. Volume in the U.S. and U.K. retail businesses benefited from new products, effective marketing and increased trade promotions. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 16.1% in emerging markets and 4.4% in our Top 15 brands. Net pricing increased sales by 0.8%, as price increases in emerging markets, particularly Latin America, and U.S. Foodservice were partially offset by increased trade promotions in the U.S. and U.K. retail businesses. Acquisitions increased sales by 0.1%. Foreign exchange translation rates reduced sales by 2.2%.

Gross profit increased $49 million, or 2.7%, to $1.87 billion, and the gross profit margin increased to 36.8% from 35.9%, as higher volume, net pricing and productivity improvements were partially offset by a $47 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs. In addition, last year’s gross profit included $7 million in charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

SG&A increased $4 million, or 0.4% to $1.05 billion, and remained flat as a percentage of sales at 20.6%, as a $27 million impact from foreign exchange translation rates and $9 million impact related to prior year targeted workforce reductions were offset by higher marketing investments, particularly in the emerging markets and Europe, and higher G&A, reflecting investments in global process and system upgrades and increased compensation expense. Operating income increased $45 million, or 5.8%, to $823 million, reflecting the items above.

Net interest expense increased $7 million, to $125 million, reflecting a $27 million decrease in interest income and a $21 million decrease in interest expense. The decrease in interest income is mainly due to a $24 million mark-to-market gain in the prior year period on a total rate of return swap, which was terminated in August 2009. Interest expense decreased largely due to lower average interest rates. Other expenses, net, increased $3 million, to $18 million, primarily due to currency losses partially offset by $8 million of charges in the prior year recognized in connection with the dealer remarketable securities exchange transaction.

The effective tax rate for the six months ended October 27, 2010 was 26.0% compared to 27.0% last year. The decrease in the effective tax rate is primarily the result of the current year release of valuation allowances related to state tax loss and credit carryforwards resulting from a reorganization plan, increased benefits from foreign tax planning, and increased profits in lower tax rate jurisdictions. These were partially offset by higher repatriation costs in the current year, a current year accrual for a state tax uncertainty, and benefits in the prior year resulting from resolutions and settlements of federal, state, and foreign uncertain tax matters.

Income from continuing operations attributable to H. J. Heinz Company was $492 million compared to $458 million in the prior year, an increase of 7.4%. The increase was due to higher operating income and $12 million in prior year after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, partially offset by a $12 million after-tax gain in the prior year on a total rate of return swap. Diluted earnings per share from continuing operations was $1.53 in the current year compared to $1.44 in the prior year, up 6.3%. EPS movements were unfavorably impacted by higher shares outstanding and by $0.05 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $46 million, or 3.0%, to $1.56 billion. Volume increased 3.4% as new products and increased trade promotions drove improvements in Heinz® ketchup, Smart Ones® frozen entrees, Classico® pasta sauces, Ore-Ida® frozen potatoes and frozen appetizers. These increases were partially offset by declines in Boston Market® frozen products. Net prices decreased 2.0% reflecting trade promotion increases from the Consumer Value Program launched in the U.S. in the second half of the prior year. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010, increased sales 0.4%. Favorable Canadian exchange translation rates increased sales 1.3%.

Gross profit increased $9 million, or 1.4%, to $657 million, while the gross profit margin decreased to 42.0% from 42.6%. The increase in gross profit dollars was aided by favorable volume and favorable foreign exchange translation rates. The gross profit margin declined as productivity improvements were more than offset by shifting marketing funds to trade promotion investments and increased commodity costs. Operating income increased $10 million, or 2.6%, to $395 million, reflecting the items above.

Europe

Heinz Europe sales decreased $103 million, or 6.4%, to $1.51 billion. Unfavorable foreign exchange translation rates decreased sales by 6.6%. Volume increased 0.5%, driven by increases in Weight Watchers® and Aunt Bessies® frozen products and Heinz® salad cream and soups in the U.K. reflecting increased promotional activity. Improvements also occurred in ketchup, particularly in Russia and France. These increases were partially offset by declines in soups in Germany and the Netherlands. Net pricing decreased 0.3%, driven by increased promotional activity across the product portfolio in the U.K. partially offset by increased net pricing in the Italian infant nutrition business.

Gross profit decreased $17 million, or 2.8%, to $573 million, and the gross profit margin increased to 37.9% from 36.5%. The $17 million decline in gross profit reflects unfavorable foreign exchange translation rates while the improvement in gross margin benefited from productivity improvements partially offset by higher commodity costs. Operating income decreased $13 million, or 5.0%, to $251 million, largely related to foreign exchange translation rates and increased marketing and G&A, reflecting investments in global process and system upgrades.

Asia/Pacific

Heinz Asia/Pacific sales increased $128 million, or 13.4%, to $1.09 billion. Volume increased 4.4%, due to significant growth in Complan® and Glucon D® nutritional beverages in India, ABC®

products in Indonesia reflecting significant new product and marketing activity, and infant feeding products in China, due to increased marketing and promotions. Improvements were also noted in Long Fong® products in China and convenience meals in New Zealand. These increases were partially offset by continued general softness in Australia, which has been impacted by competitive activity and generally weak category trends. Pricing rose 1.0%, reflecting increases on ABC® products in Indonesia and Complan® and Glucon D® products in India offset by declines in Australia. Favorable exchange translation rates increased sales by 7.9%.

Gross profit increased $51 million, or 17.0%, to $350 million, and the gross profit margin increased to 32.1% from 31.1%. These increases reflect higher volume and pricing, favorable foreign exchange translation rates and productivity improvements which include the favorable renegotiation of a long-term supply contract in Australia. These increases were partially offset by higher commodity costs, particularly in Indonesia. Operating income increased $24 million, or 22.2%, to $130 million, primarily reflecting the increase in gross profit, partially offset by higher SG&A largely related to foreign exchange translation rates and increased marketing investments.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $19 million, or 2.6%, to $691 million. Pricing increased sales 2.2%, largely due to Heinz® ketchup, reduced trade promotions and prior year price increases on tomato products to help offset commodity cost increases. Volume decreased by 4.8%, due to declines in frozen desserts and soup as well as non-branded sauces. The volume reflects ongoing weakness in restaurant foot traffic, rationalization of less-profitable products, and the timing of new product launches and promotions in the prior year.

Gross profit increased $16 million, or 8.2%, to $206 million, and the gross profit margin increased to 29.8% from 26.8%, as pricing and productivity improvements more than offset increased commodity costs and lower volume. Operating income increased $16 million, or 21.9%, to $91 million, due to the gross profit improvements.

Rest of World

Sales for Rest of World decreased $46 million, or 16.0%, to $239 million. Foreign exchange translation rates decreased sales 35.1%, largely due to the devaluation of the VEF late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 18.4%, largely due to price increases in Latin America taken to mitigate inflation. Volume increased 0.6% as increases in the Middle East resulting from new products, market expansion and increased marketing and promotions were partially offset by declines in baby food and condiments in Latin America.

Gross profit decreased $19 million, or 18.4%, to $86 million, due mainly to the impact of VEF devaluation and increased commodity costs, partially offset by increased pricing. Operating income decreased $10 million, or 26.4%, to $29 million.

Liquidity and Financial Position

For the first six months of Fiscal 2011, cash provided by operating activities was $632 million compared to $509 million in the prior year. The improvement in the first six months of Fiscal 2011 versus Fiscal 2010 reflects higher earnings and favorable movements in inventories, payables and income taxes partially offset by higher payments in the current year on incentive compensation accruals. In addition, reduced pension contributions were offset by declines in cash flows from receivables, largely due to the cash received in the prior year in connection with commencement of an accounts receivable securitization program (see additional explanation below). The Company received $12 million of cash in the first quarter of Fiscal 2011 for the termination of foreign currency hedge contracts (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information) and received $48 million in the prior year from the termination of a total rate of return swap and $32 million in the prior year from the maturity of foreign currency contracts that were used as an economic hedge of certain intercompany transactions. The Company’s cash conversion cycle improved 5 days, to 44 days in the first six months of Fiscal 2011. Receivables accounted for 1 day of the improvement, which is largely a result of the impact of the accounts receivable securitization program. There was a 2 day improvement in inventories as a result of the Company’s continued efforts to reduce inventory levels and our recent arrangement to purchase domestic tomato paste throughout the year, rather than at the time of harvest. Accounts payable also contributed 2 days to the improvement.

In the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $118 million and $126 million during the six months ended October 27, 2010 and October 28, 2009, respectively, resulting in an increase of cash for sales under this program for the six months ended October 27, 2010 and October 28, 2009 of $34 million and $126 million, respectively. Cash proceeds for the deferred purchase price were $16 million for the six months ended October 27, 2010. See Note 13, “Financing Arrangements” for additional information.

Cash used for investing activities totaled $118 million compared to providing $103 million of cash last year. Capital expenditures totaled $122 million (2.4% of sales) compared to $96 million (1.9% of sales) in the prior year. The Company still expects capital spending of approximately 3.0% of sales for the year. Proceeds from divestitures provided cash of $2 million in the current year compared to $9 million in the prior year which primarily related to the sale of our non-core Kabobs frozen hors d’oeuvres foodservice business in the U.S. Proceeds from disposals of property, plant and equipment were $4 million in the current year compared to $1 million in the prior year. The prior year decrease in restricted cash represents collateral that was returned to the Company in connection with the termination of a total rate of return swap in August 2009.

Cash used for financing activities totaled $366 million compared to $601 million last year.

•	Proceeds from long-term debt were $20 million in the current year and $433 million in the prior year. The prior year proceeds relate to the issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company, a subsidiary of Heinz, through a private placement in July 2009. These notes were fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the dealer remarketable securities exchange transaction that occurred in the second quarter of Fiscal 2010 as well as various expenses relating to this exchange, and for general corporate purposes. Also in the prior year, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010.

•	Payments on long-term debt were $26 million in the current year compared to $359 million in the prior year. Prior year payments reflect cash payments on the Fiscal 2010 dealer remarketable securities exchange transaction.

•	Net payments on commercial paper and short-term debt were $187 million this year compared to $427 million in the prior year.

•	Cash proceeds from option exercises provided $91 million of cash in the current year compared to $5 million in the prior year.

•	Dividend payments totaled $289 million this year, compared to $266 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.80.

On November 2, 2010, subsequent to the end of the second quarter, the Company completed the acquisition of Foodstar, a manufacturer of soy sauces and fermented bean curd in China. The purchase price consisted of a $165 million cash payment and a potential earn-out payment in 2014 based on the performance of the business.

At October 27, 2010, the Company had total debt of $4.45 billion (including $193 million relating to the hedge accounting adjustments) and cash and cash equivalents of $666 million. Total debt balances have declined slightly since prior year end due to payments on commercial paper. The

Company is currently evaluating alternatives concerning the refinancing and/or retirement of the long-term debt maturing in Fiscal 2012.

The Company and HFC maintain $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to other customary covenants. The Company was in compliance with all of its covenants as of October 27, 2010. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company’s foreign subsidiaries.

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

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. The majority, if not all, of our imported products in Venezuela are expected to fall into the essential classification and qualify for the 2.60 rate. However, our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations. As of October 27, 2010, the amount of VEF pending government approval to be used for dividend repatriations is $8 million at the 4.30 rate and requests for exchange have been pending government approval since September 2008.

During the third quarter of Fiscal 2010, the Company recorded a $62 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $93 million at October 27, 2010. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At October 27, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $52 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 27, 2010. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $77 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials, including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, which includes our continued evaluation of potential acquisition opportunities, including strategic acquisitions, joint ventures, divestitures and other initiatives, including our ability to identify, finance and complete these initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, including our emerging markets; economic or political instability in those markets, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010 and reports on Forms 10-Q thereafter.

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

There have been no material changes in the Company’s market risk during the six months ended October 27, 2010. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

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

(b) Changes in Internal Control over Financial Reporting

During the second quarter of Fiscal 2011, the Company continued its implementation of SAP software across its Netherlands and Nordic countries operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the second quarter of Fiscal 2011. As of October 27, 2010, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

Date: November 23, 2010

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 23, 2010

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

   31(a). Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

   31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

   32(a). 18 U.S.C. Section 1350 Certification by the Chief Executive Officer.

   32(b). 18 U.S.C. Section 1350 Certification by the Chief Financial Officer.

    101. INS XBRL Instance Document*

    101. SCH XBRL Schema Document*

    101. CAL XBRL Calculation Linkbase Document*

    101. LAB XBRL Labels Linkbase Document*

    101. PRE XBRL Presentation Linkbase Document*

    101. DEF XBRL Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”