Form 10-Q
period 2011-01-26
HEINZ H J CO
filed 2011-03-03
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2011
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 26, 2011 was 321,820,883 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 26, 2011	January 27, 2010
	FY 2011	FY 2010
	(Unaudited)
	(In thousands, Except per
	Share Amounts)

Sales	$2,722,350	$2,681,702
Cost of products sold	1,694,057	1,676,436

Gross profit	1,028,293	1,005,266
Selling, general and administrative expenses	589,895	568,756

Operating income	438,398	436,510
Interest income	6,259	4,166
Interest expense	69,321	71,978
Other expense, net	1,321	2,438

Income from continuing operations before income taxes	374,015	366,260
Provision for income taxes	97,488	99,523

Income from continuing operations	276,527	266,737
Loss from discontinued operations, net of tax	—	(35,588)

Net income	276,527	231,149
Less: Net income attributable to the noncontrolling interest	2,742	2,622

Net income attributable to H. J. Heinz Company	$273,785	$228,527

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.84	$0.83
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.11)

Net income attributable to H. J. Heinz Company common shareholders	$0.84	$0.72

Average common shares outstanding—diluted	324,199	318,036

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.85	$0.83
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.11)

Net income attributable to H. J. Heinz Company common shareholders	$0.85	$0.72

Average common shares outstanding—basic	321,277	315,955

Cash dividends per share	$0.45	$0.42

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$273,785	$264,115
Loss from discontinued operations, net of tax	—	(35,588)

Net income	$273,785	$228,527

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 26, 2011	January 27, 2010
	FY 2011	FY 2010
	(Unaudited)
	(In thousands, Except per
	Share Amounts)

Sales	$7,817,798	$7,770,173
Cost of products sold	4,914,901	4,939,349

Gross profit	2,902,897	2,830,824
Selling, general and administrative expenses	1,641,985	1,616,837

Operating income	1,260,912	1,213,987
Interest income	14,954	40,341
Interest expense	203,401	226,592
Other expense, net	19,129	17,478

Income from continuing operations before income taxes	1,053,336	1,010,258
Provision for income taxes	274,272	273,301

Income from continuing operations	779,064	736,957
Loss from discontinued operations, net of tax	—	(49,389)

Net income	779,064	687,568
Less: Net income attributable to the noncontrolling interest	13,417	15,042

Net income attributable to H. J. Heinz Company	$765,647	$672,526

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.37	$2.27
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.16)

Net income attributable to H. J. Heinz Company common shareholders	$2.37	$2.11

Average common shares outstanding—diluted	322,561	317,627

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.39	$2.28
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.16)

Net income attributable to H. J. Heinz Company common shareholders	$2.39	$2.13

Average common shares outstanding—basic	319,613	315,519

Cash dividends per share	$1.35	$1.26

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$765,647	$721,915
Loss from discontinued operations, net of tax	—	(49,389)

Net income	$765,647	$672,526

(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 26, 2011	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Assets
Current Assets:
Cash and cash equivalents	$1,052,035	$483,253
Trade receivables, net	785,170	794,845
Other receivables, net	221,591	250,493
Inventories:
Finished goods and work-in-process	1,115,214	979,543
Packaging material and ingredients	284,396	269,584

Total inventories	1,399,610	1,249,127

Prepaid expenses	149,001	130,819
Other current assets	110,590	142,588

Total current assets	3,717,997	3,051,125

Property, plant and equipment	4,791,756	4,465,640
Less accumulated depreciation	2,582,397	2,373,844

Total property, plant and equipment, net	2,209,359	2,091,796

Goodwill	2,921,258	2,770,918
Trademarks, net	974,073	895,138
Other intangibles, net	414,276	402,576
Other non-current assets	856,114	864,158

Total other non-current assets	5,165,721	4,932,790

Total assets	$11,093,077	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 26, 2011	April 28, 2010*
	FY 2011	FY 2010
	(Unaudited)
	(In Thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$68,657	$43,853
Portion of long-term debt due within one year	825,712	15,167
Trade payables	1,076,367	1,007,517
Other payables	138,600	121,997
Accrued marketing	326,948	288,579
Other accrued liabilities	608,159	667,653
Income taxes	92,128	30,593

Total current liabilities	3,136,571	2,175,359

Long-term debt	3,749,963	4,559,152
Deferred income taxes	745,799	665,089
Non-pension postretirement benefits	219,436	216,423
Other non-current liabilities	529,346	511,192

Total long-term liabilities	5,244,544	5,951,856

Equity:
Capital stock	107,844	107,844
Additional capital	628,006	657,596
Retained earnings	7,186,743	6,856,033

	7,922,593	7,621,473
Less:
Treasury stock at cost (109,276 shares at January 26, 2011 and 113,404 shares at April 28, 2010)	4,561,330	4,750,547
Accumulated other comprehensive loss	718,341	979,581

Total H. J. Heinz Company shareholders’ equity	2,642,922	1,891,345
Noncontrolling interest	69,040	57,151

Total equity	2,711,962	1,948,496

Total liabilities and equity	$11,093,077	$10,075,711

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 26, 2011	January 27, 2010
	FY 2011	FY 2010
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$779,064	$687,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	181,002	183,912
Amortization	31,371	35,524
Deferred tax provision	121,627	204,246
Pension contributions	(16,288)	(242,404)
Other items, net	78,882	146,728
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	57,305	157,902
Inventories	(105,498)	(81,201)
Prepaid expenses and other current assets	(2,329)	6,240
Accounts payable	35,068	(112,512)
Accrued liabilities	(80,043)	61,210
Income taxes	61,394	(45,091)

Cash provided by operating activities	1,141,555	1,002,122

Cash Flows from Investing Activities:
Capital expenditures	(195,218)	(150,419)
Proceeds from disposals of property, plant and equipment	4,947	1,334
Acquisitions, net of cash acquired	(135,409)	(11,428)
Change in restricted cash	(9,900)	192,736
Other items, net	(1,545)	13,155

Cash (used for)/provided by investing activities	(337,125)	45,378

Cash Flows from Financing Activities:
Payments on long-term debt	(36,788)	(622,704)
Proceeds from long-term debt	222,023	440,117
Net payments on commercial paper and short-term debt	(160,275)	(253,168)
Dividends	(434,085)	(399,615)
Exercise of stock options	129,049	22,465
Acquisition of subsidiary shares from noncontrolling interest	—	(61,948)
Other items, net	23,091	9,300

Cash used for financing activities	(256,985)	(865,553)

Effect of exchange rate changes on cash and cash equivalents	21,337	7,215

Net increase in cash and cash equivalents	568,782	189,162
Cash and cash equivalents at beginning of year	483,253	373,145

Cash and cash equivalents at end of period	$1,052,035	$562,307

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 for any business combinations that are material on an individual or aggregate basis.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 and this adoption is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 14 for additional information.

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

During the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $14.5 million pre-tax ($10.4 million after-tax) loss. Also during the third quarter of Fiscal 2010, the Company completed the sale of its private label frozen desserts business in the U.K., resulting in a $31.4 million pre-tax ($23.6 million after-tax) loss. During the second quarter of Fiscal 2010, the Company completed the sale of its Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss. The losses on each of these transactions were recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $10.9 million and a net loss of $1.6 million (net of a $0.5 million tax benefit) for the third quarter ended January 27, 2010. These discontinued operations generated sales of $63.7 million and a net loss of $4.5 million (net of a $1.8 million tax benefit) for the nine months ended January 27, 2010.

(4)	Acquisitions

On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China for $165.4 million in cash, which includes $30.0 million of acquired cash, as well as a contingent earn-out payment in Fiscal 2014 based upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscal Years 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $44.5 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in the Other non-current liabilities line item of our condensed consolidated balance sheet as of January 26, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate.

The Foodstar acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $82.6 million, which was assigned to the Asia/Pacific segment and is not deductible for tax purposes. In addition $72.5 million of intangible assets were acquired, $43.4 million of which relate to trademarks and are not subject to amortization.

During the third quarter of Fiscal 2010, the Company acquired Arthur’s Fresh Company, a chilled smoothies business in Canada for approximately $11 million in cash as well as an insignificant amount of contingent consideration which is scheduled to be paid in Fiscal 2013.

Operating results of the businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of comparable prior period, would not be materially different from the results reported. There are no significant options or commitments associated with any of the acquisitions.

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

Changes in the carrying amount of goodwill for the nine months ended January 26, 2011 and fiscal year ended April 28, 2010, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(895)	(3,030)	—	—	(3,925)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	21,672	17,124	44,233	—	980	84,009

Balance at April 28, 2010	1,102,891	1,106,744	289,425	257,674	14,184	2,770,918
Acquisitions	—	—	82,606	—	—	82,606
Purchase accounting adjustments	—	(278)	—	—	—	(278)
Translation adjustments	2,211	45,873	19,458	—	470	68,012

Balance at January 26, 2011	$1,105,102	$1,152,339	$391,489	$257,674	$14,654	$2,921,258

During the third quarter of Fiscal 2011, the Company acquired Foodstar and a preliminary purchase price allocation was recorded. The Company expects to finalize the purchase price allocation related to the Foodstar acquisition upon completion of third party valuation procedures. All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010. Total goodwill accumulated impairment losses for the Company were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 29, 2009, April 28, 2010 and January 26, 2011.

Trademarks and other intangible assets at January 26, 2011 and April 28, 2010, subject to amortization expense, are as follows:

	January 26, 2011			April 28, 2010
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$286,083	$(79,559)	$206,524	$267,435	$(73,500)	$193,935
Licenses	208,186	(156,797)	51,389	208,186	(152,509)	55,677
Recipes/processes	88,520	(30,258)	58,262	78,080	(26,714)	51,366
Customer-related assets	195,811	(52,201)	143,610	180,302	(43,316)	136,986
Other	78,549	(55,107)	23,442	66,807	(54,157)	12,650

	$857,149	$(373,922)	$483,227	$800,810	$(350,196)	$450,614

Amortization expense for trademarks and other intangible assets was $7.0 million and $6.7 million for the third quarters ended January 26, 2011 and January 27, 2010 respectively, and $20.8 million and $20.6 million for the nine months ended January 26, 2011 and January 27, 2010, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of January 26, 2011, annual amortization expense for each of the next five fiscal years is estimated to be approximately $28 million.

Intangible assets not subject to amortization at January 26, 2011 totaled $905.1 million and consisted of $767.5 million of trademarks, $118.0 million of recipes/processes, and $19.6 million of licenses. Intangible assets not subject to amortization at April 28, 2010 totaled $847.1 million and consisted of $701.2 million of trademarks, $113.8 million of recipes/processes, and $32.1 million of licenses.

(6)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $54.7 million and $57.1 million, on January 26, 2011 and April 28, 2010, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $31.3 million and $38.2 million, on January 26, 2011 and April 28, 2010, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $29.8 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process along with the expiration of statutes of limitations in various foreign and state tax jurisdictions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at January 26, 2011 was $15.9 million and $1.1 million, respectively. The corresponding amounts of accrued interest and penalties at April 28, 2010 were $17.3 million and $1.2 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2008 for the United Kingdom, through Fiscal 2007 for the U.S. and Italy, and through Fiscal 2006 in Australia and Canada.

The effective tax rate for the nine months ended January 26, 2011 was 26.0% compared to 27.1% last year. The decrease in the effective tax rate is primarily the result of the current year release of valuation allowances related to state tax loss and credit carryforwards resulting from a reorganization plan, increased benefits from foreign tax planning, and increased profits in lower tax rate jurisdictions. These were partially offset by higher repatriation costs in the current year, a current year accrual for a state tax uncertainty, and benefits in the prior year resulting from resolutions and settlements of federal, state, and foreign uncertain tax matters.

(7)	Employees’ Stock Incentive Plans and Management Incentive Plans

At January 26, 2011, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 61 to 66 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010. The compensation cost related to these plans recognized in general and administrative expenses (“G&A”), and the related tax benefit was $8.8 million and $2.8 million for the third quarter ended January 26, 2011 and $24.7 million and $7.9 million for the nine months ended January 26, 2011, respectively. The compensation cost related to these plans recognized in G&A, and the related tax benefit was $8.1 million and $2.5 million for the third quarter ended January 27, 2010 and $25.4 million and $7.9 million for the nine months ended January 27, 2010, respectively.

The Company granted 1,730,515 and 1,755,714 option awards to employees during the nine months ended January 26, 2011 and January 27, 2010, respectively. The weighted average fair value per share of the options granted during the nine months ended January 26, 2011 and January 27, 2010, as computed using the Black-Scholes pricing model, was $5.36 and $4.70, respectively. These awards were sourced from the 2000 Stock Option Plan and Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 26,	January 27,
	2011	2010

Dividend yield	3.9%	4.3%
Expected volatility	20.5%	20.2%
Weighted-average expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	2.7%

The Company granted 473,056 and 511,432 restricted stock units to employees during the nine months ended January 26, 2011 and January 27, 2010 at weighted average grant prices of $46.55 and $39.09, respectively.

In the first quarter of Fiscal 2011, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 28, 2010. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2012 year end, plus dividends paid over the two year performance period. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit was $5.7 million and $2.0 million for the third quarter ended January 26, 2011 and $18.3 million and $6.4 million for the nine months ended January 26, 2011, respectively. The compensation cost related to LTPP awards recognized in G&A, and the related tax benefit was $7.2 million and $2.4 million for the third quarter ended January 27, 2010 and $15.2 million and $5.1 million for the nine months ended January 27, 2010, respectively.

(8)	Pensions and Other Post-Retirement Benefits

The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$8,169	$8,528	$1,581	$1,507
Interest cost	35,806	37,803	3,184	3,785
Expected return on plan assets	(57,745)	(53,560)	—	—
Amortization of prior service cost/(credit)	622	521	(1,288)	(948)
Amortization of unrecognized loss	19,536	13,523	401	135
Settlement charge	861	498	—	—
Curtailment gain	—	(297)	—	—

Net periodic benefit cost	7,249	7,016	3,878	4,479
Less periodic benefit cost associated with discontinued operations	—	132	—	—

Periodic benefit cost associated with continuing operations	$7,249	$6,884	$3,878	$4,479

	Nine Months Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$24,002	$24,314	$4,709	$4,476
Interest cost	105,597	112,803	9,500	11,282
Expected return on plan assets	(170,315)	(159,335)	—	—
Amortization of prior service cost/(credit)	1,830	1,598	(3,869)	(2,849)
Amortization of unrecognized loss	57,892	40,458	1,203	405
Settlement charge	861	2,587	—	—
Curtailment gain	—	(297)	—	—

Net periodic benefit cost	19,867	22,128	11,543	13,314
Less periodic benefit cost associated with discontinued operations	—	924	—	—

Periodic benefit cost associated with continuing operations	$19,867	$21,204	$11,543	$13,314

During the first nine months of Fiscal 2011, the Company contributed $16 million to these defined benefit plans. The Company expects to make combined cash contributions of less than $30 million in Fiscal 2011; however actual contributions may be affected by pension asset and liability valuations during the year.

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

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	FY 2011	FY 2010	FY 2011	FY 2010
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$839,296	$815,042	$2,404,033	$2,333,795
Europe	831,898	878,263	2,343,340	2,493,054
Asia/Pacific	583,972	500,060	1,673,517	1,461,251
U.S. Foodservice	353,320	355,091	1,044,272	1,064,549
Rest of World	113,864	133,246	352,636	417,524

Consolidated Totals	$2,722,350	$2,681,702	$7,817,798	$7,770,173

Operating income (loss):
North American Consumer Products	$235,442	$207,048	$630,486	$592,121
Europe	163,490	156,094	414,282	420,089
Asia/Pacific	43,211	47,574	173,087	153,882
U.S. Foodservice	47,778	42,383	138,393	116,699
Rest of World	8,001	16,771	36,669	55,740
Other:
Non-Operating(a)	(59,524)	(33,360)	(132,005)	(108,795)
Upfront productivity charges(b)	—	—	—	(15,749)

Consolidated Totals	$438,398	$436,510	$1,260,912	$1,213,987

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Includes costs associated with targeted workforce reductions and asset write-offs related to a factory closure, both of which were part of a corporation-wide initiative to improve productivity.

The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	FY 2011	FY 2010	FY 2011	FY 2010
		(Thousands of Dollars)

Ketchup and Sauces	$1,139,184	$1,087,155	$3,345,108	$3,266,101
Meals and Snacks	1,148,823	1,176,485	3,145,174	3,205,882
Infant/Nutrition	284,614	280,454	846,663	863,982
Other	149,729	137,608	480,853	434,208

Total	$2,722,350	$2,681,702	$7,817,798	$7,770,173

(10)	Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	FY 2011	FY 2010	FY 2011	FY 2010
	(In Thousands)

Income from continuing operations attributable to H. J. Heinz Company	$273,785	$264,115	$765,647	$721,915
Allocation to participating securities	630	580	1,583	1,863
Preferred dividends	3	3	9	9

Income from continuing operations applicable to common stock	$273,152	$263,532	$764,055	$720,043

Average common shares outstanding—basic	321,277	315,955	319,613	315,519
Effect of dilutive securities:
Convertible preferred stock	104	105	104	105
Stock options, restricted stock and the global stock purchase plan	2,818	1,976	2,844	2,003

Average common shares outstanding—diluted	324,199	318,036	322,561	317,627

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

Options to purchase an aggregate of 2.3 million shares of common stock for the third quarter and nine months ended January 26, 2011 and 4.3 million shares of common stock for the third quarter and nine months ended January 27, 2010 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2017.

(11)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	Third Quarter Ended		Nine Months Ended
	January 26, 2011	January 27, 2010	January 26, 2011	January 27, 2010
	FY 2011	FY 2010	FY 2011	FY 2010
		(Thousands of Dollars)

Net income	$276,527	$231,149	$779,064	$687,568
Other comprehensive income/(loss):
Foreign currency translation adjustments	65,989	(171,327)	229,735	336,028
Reclassification of net pension and post-retirement benefit losses to net income	13,673	7,987	39,846	27,458
Net deferred gains/(losses) on derivatives from periodic revaluations	3,260	(8,613)	11,386	(16,967)
Net deferred (gains)/losses on derivatives reclassified to earnings	(10,241)	819	(17,986)	970

Total comprehensive income	349,208	60,015	1,042,045	1,035,057

Comprehensive income attributable to the noncontrolling interest	(2,517)	(3,319)	(15,158)	(20,230)

Comprehensive income attributable to H. J. Heinz Company	$346,691	$56,696	$1,026,887	$1,014,827

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the third quarter and nine months ended January 26, 2011:

	Third Quarter Ended			Nine Months Ended
	H. J. Heinz	Noncontrolling		H. J. Heinz	Noncontrolling
	Company	Interest	Total	Company	Interest	Total
	(Thousands of Dollars)

Net income	$273,785	$2,742	$276,527	$765,647	$13,417	$779,064
Other comprehensive income:
Foreign currency translation adjustments	66,316	(327)	65,989	228,441	1,294	229,735
Reclassification of net pension and postretirement benefit losses to net income	13,657	16	13,673	39,846	—	39,846
Net deferred gains/(losses) on derivatives from periodic revaluations	3,248	12	3,260	11,526	(140)	11,386
Net deferred (gains)/losses on derivatives reclassified to earnings	(10,315)	74	(10,241)	(18,573)	587	(17,986)

Total comprehensive income	$346,691	$2,517	$349,208	$1,026,887	$15,158	$1,042,045

(12)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 28, 2010	$1,948,496	$107,844	$657,596	$6,856,033	$(4,750,547)	$(979,581)	$57,151
Comprehensive income(1)	1,042,045	—	—	765,647	—	261,240	15,158
Dividends paid to shareholders of H. J. Heinz Company	(434,085)	—	—	(434,085)	—	—	—
Dividends paid to noncontrolling interest	(3,269)	—	—	—	—	—	(3,269)
Stock options exercised, net of shares tendered for payment	146,096	—	(23,831)	—	169,927	—	—
Stock option expense	7,898	—	7,898	—	—	—	—
Restricted stock unit activity	378	—	(13,060)	—	13,438	—	—
Other	4,403	—	(597)	(852)	5,852	—	—

Balance as of January 26, 2011	$2,711,962	$107,844	$628,006	$7,186,743	$(4,561,330)	$(718,341)	$69,040

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 11.

(13)	Debt

At January 26, 2011, the Company had $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million of which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to customary covenants. The Company was in compliance with all of its debt covenants as of January 26, 2011.

During the third quarter of Fiscal 2011, the Company entered into a variable rate three-year 16 billion Japanese yen denominated credit agreement. The proceeds were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to U.S. dollar 193.2 million and the interest rate was fixed at 2.66%. See Note 16 for additional information.

(14)	Financing Arrangements

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

For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $134.2 million and $146.8 million during the nine months ended January 26, 2011 and January 27, 2010, respectively, resulting in an increase of cash for sales under this program for the nine months ended January 26, 2011 and January 27, 2010 of $50.0 million and $146.8 million, respectively. The fair value of the deferred purchase price was $67.3 million and $89.2 million as of January 26, 2011 and April 28, 2010, respectively. Cash proceeds for the deferred purchase price were $21.9 million for the nine months ended January 26, 2011. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of January 26, 2011 and April 28, 2010, due to the nature of the short-term underlying financial assets.

In addition, the Company acted as servicer for approximately $153 million and $126 million of trade receivables which were sold to unrelated third parties without recourse as of January 26, 2011 and April 28, 2010, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.

The Company has not recorded any servicing assets or liabilities as of January 26, 2011 or April 28, 2010 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

(15)	Fair Value Measurements

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

As of January 26, 2011 and April 28, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	January 26, 2011				April 28, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$102,252	$—	$102,252	$—	$133,773	$—	$133,773

Total assets at fair value	$—	$102,252	$—	$102,252	$—	$133,773	$—	$133,773

Liabilities:
Derivatives(a)	$—	$34,329	$—	$34,329	$—	$36,036	$—	$36,036
Earn-out(b)	$—	$—	$44,547	$44,547	$—	$—	$—	$—

Total liabilities at fair value	$—	$34,329	$44,547	$78,876	$—	$36,036	$—	$36,036

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. There have been no transfers between Levels 1 and 2 in Fiscals 2011 and 2010.
(b)	The fair value of the earn-out associated with the Foodstar acquisition was estimated using a discounted cash flow model. See Note 4 for further information regarding the Foodstar acquisition. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014.

As of January 26, 2011 and April 28, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010.

(16)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At January 26, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.89 billion, $1.51 billion and $377 million, respectively. At April 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.64 billion, $1.52 billion and $160 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of January 26, 2011 and April 28, 2010:

	January 26, 2011			April 28, 2010
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$9,498	$51,793	$—	$7,408	$70,746	$—
Other non-current assets	4,962	19,224	14,823	16,604	38,460	—

	14,460	71,017	14,823	24,012	109,206	—

Derivatives not designated as hedging instruments:
Other receivables, net	1,952	—	—	555	—	—
Other non-current assets	—	—	—	—	—	—

	1,952	—	—	555	—	—

Total assets	$16,412	$71,017	$14,823	$24,567	$109,206	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$17,332	$—	$6,014	$16,672	$—	$3,510
Other non-current liabilities	4,429	—	—	4,279	—	8,422

	21,761	—	6,014	20,951	—	11,932

Derivatives not designated as hedging instruments:
Other payables	6,554	—	—	3,153	—	—
Other non-current liabilities	—	—	—	—	—	—

	6,554	—	—	3,153	—	—

Total liabilities	$28,315	$—	$6,014	$24,104	$—	$11,932

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the third quarters ended January 26, 2011 and January 27, 2010:

	Third Quarter Ended
	January 26, 2011			January 27, 2010
			Cross-Currency			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts	Contracts	Contracts	Swap Contracts
			(Dollars in Thousands)

Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$10,091	$—	$(2,335)	$(11,960)	$—	$(348)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,361	$—	$—	$(110)	$—	$—
Cost of products sold	(5,491)	—	—	(384)	—	—
Selling, general and administrative expenses	(53)	—	—	(50)	—	—
Other income/(expense), net	21,825	—	571	(1,265)	—	1,372
Interest income/(expense)	33	—	(1,214)	12	—	(852)

	17,675	—	(643)	(1,797)	—	520

Fair value hedges:
Net gains/(losses) recognized in other expense, net	—	(25,207)	—	—	(9,760)	—
Net losses recognized in interest expense	—	—	—	—	—	—

	—	(25,207)	—	—	(9,760)	—

Derivatives not designated as hedging instruments:
Net gains/(losses) recognized in other expense, net	(998)	—	—	(1,538)	—	—
Net gains/(losses) recognized in interest income	—	—	—	—	—	—

	(998)	—	—	(1,538)	—	—

Total amount recognized in statement of income	$16,677	$(25,207)	$(643)	$(3,335)	$(9,760)	$520

The following table presents the pre-tax effect of derivative instruments on the statement of income for the nine months ended January 26, 2011 and January 27, 2010:

	Nine Months Ended
	January 26, 2011			January 27, 2010
			Cross-Currency			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts	Contracts	Contracts	Swap Contracts
			(Dollars in Thousands)

Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$3,064	$—	$18,202	$(19,490)	$—	$(4,926)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$2,037	$—	$—	$1,255	$—	$—
Cost of products sold	(14,679)	—	—	1,781	—	—
Selling, general and administrative expenses	(189)	—	—	87	—	—
Other income/(expense), net	21,477	—	24,607	(3,901)	—	(656)
Interest income/(expense)	45	—	(2,934)	14	—	(975)

	8,691	—	21,673	(764)	—	(1,631)

Fair value hedges:
Net losses recognized in other expense, net	—	(35,534)	—	—	(28,952)	—
Net losses recognized in interest expense	—	(351)	—	—	—	—

	—	(35,885)	—	—	(28,952)	—

Derivatives not designated as hedging instruments:
Net (losses)/gains recognized in other expense, net	(6,126)	—	—	11,628	—	—
Net gains recognized in interest income	—	—	—	—	30,469	—

	(6,126)	—	—	11,628	30,469	—

Total amount recognized in statement of income	$2,565	$(35,885)	$21,673	$10,864	$1,517	$(1,631)

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

The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. For the nine months ended January 27, 2010, losses of $32.3 million, net of income taxes of $20.4 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment.

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $377.3 million and $159.5 million as of January 26, 2011 and April 28, 2010, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. The swaps that were entered into in Fiscal 2010 are scheduled to mature in Fiscal 2013 and the swaps that were entered into in the third quarter of Fiscal 2011 are scheduled to mature in Fiscal 2014.

Deferred Hedging Gains and Losses:

As of January 26, 2011, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $4.0 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the third quarters and nine months ended January 26, 2011 and January 27, 2010. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarters and nine months ended January 26, 2011 and January 27, 2010.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $396.7 million and $284.5 million that did not meet the criteria for hedge accounting as of January 26, 2011 and April 28, 2010, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized losses related to outstanding contracts totaled $4.6 million and $2.6 million as of January 26, 2011 and April 28, 2010, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $0.2 million and losses of $12.8 million for the third quarter and nine months ended January 26, 2011, respectively, and gains of $1.4 million and losses of $2.9 million for the third quarter and nine months ended January 27, 2010, respectively.

During the second quarter of Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. Upon termination of the swap, the Company received net cash proceeds of $47.6 million, in addition to the release of the $192.7 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $28.3 million for the nine months ended January 27, 2010, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees.

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

(17)	Venezuela- Foreign Currency and Inflation

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

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. Effective January 1, 2011, the Venezuelan government eliminated the 2.60 exchange rate for essential goods leaving one flat official exchange rate of 4.30.

The majority, if not all, of our imported products in Venezuela fell into the essential classification and qualified for the 2.60 exchange rate. The elimination of the 2.60 rate had an immaterial unfavorable impact on the Company’s cost of imported goods, capital spending and the payment of U.S. dollar-denominated payables to suppliers recorded as of January 1, 2011 in Venezuela. Also, since our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations, the elimination of the 2.60 rate had no impact relative to this remeasurement. As of January 26, 2011, the amount of VEF pending government approval to be used for dividend repatriations is $27.9 million at the 4.30 rate, of which $8.5 million has been pending government approval since September 2008 and $19.4 million since November 2009.

During the third quarter of Fiscal 2010, the Company recorded a $61.7 million currency translation loss as a result of the currency devaluation, which was reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $95.9 million at January 26, 2011.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At January 26, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $51.3 million.

(18)	Subsequent Events

On March 3, 2011, subsequent to the end of the third quarter, the Company announced that it entered into an agreement to acquire an 80% stake in Coniexpress S.A. Industrias Alimenticias, a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables. The acquisition of the Quero business, which has annual sales of approximately $325 million, accelerates the Company’s growth in Latin America and gives the Company its first major business in Brazil, the world’s fifth most populated nation. The Company expects to close the transaction in the next few months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the third quarter of Fiscal 2011, the Company reported diluted earnings per share from continuing operations of $0.84, compared to $0.83 in the prior year, an increase of 1.2%, overcoming a 2% unfavorable impact from currency translation net of translation hedges. The Company’s growth in EPS for the third quarter of Fiscal 2011 reflects a 1.5% increase in sales and a 30 basis point improvement in the gross profit margin. Third quarter sales reflect volume and net price increases of 0.5% and 1.2%, respectively, along with a 1.2% benefit from the acquisition of Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China, during the third quarter of Fiscal 2011. Unfavorable foreign exchange continued to reduce sales, with a 1.4% impact in the quarter. The emerging markets continued to be a focus of the Company and an important growth driver, with combined volume and pricing gains of 14.1%, and with the Foodstar acquisition, represented 16% of total Company sales in the quarter. Our top 15 brands also performed well, with combined volume and pricing gains of 3.8% driven by the Heinz®, Complan®, ABC® and Smart Ones® brands. The gross profit margin increased as a result of productivity improvements, higher net pricing and favorable sales mix in the U.S. Consumer Products business, partially offset by higher commodity input costs. The improvement in gross margin was largely offset by investments in global process and system upgrades. Operating income rose 0.4% for the quarter, despite the impact of foreign currency. Solid profit growth and the continuing focus on cash generated $509 million of cash flows from operations during the third quarter, a $16 million increase from the prior year.

Discontinued Operations

During the third quarter of Fiscal 2010, the Company completed the sale of its Appetizers And, Inc. frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $14.5 million pre-tax ($10.4 million after-tax) loss. Also during the third quarter of Fiscal 2010, the Company completed the sale of its private label frozen desserts business in the U.K., resulting in a $31.4 million pre-tax ($23.6 million after-tax) loss. During the second quarter of Fiscal 2010, the Company completed the sale of its Kabobs frozen hors d’oeuvres business which was previously reported within the U.S. Foodservice segment, resulting in a $15.0 million pre-tax ($10.9 million after-tax) loss. The losses on each of these transactions were recorded in discontinued operations.

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for all periods presented. These discontinued operations generated sales of $10.9 million and a net loss of $1.6 million (net of a $0.5 million tax benefit) for the third quarter ended January 27, 2010. These discontinued operations generated sales of $63.7 million and a net loss of $4.5 million (net of a $1.8 million tax benefit) for the nine months ended January 27, 2010.

THREE MONTHS ENDED JANUARY 26, 2011 AND JANUARY 27, 2010

Results of Continuing Operations

Sales for the three months ended January 26, 2011 increased $41 million, or 1.5%, to $2.72 billion. Volume increased 0.5%, as favorable volume in the emerging markets and North American Consumer Products businesses were partially offset by decreases in soup in Europe along with declines in U.S. Foodservice and Australia. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 14.1% in emerging markets and 3.8% in our Top 15 brands. Net pricing increased sales by 1.2%, as net price increases in Latin America, the U.K. and U.S. Foodservice were partially offset by increased trade promotions in the North American Consumer Products and Australian businesses. Acquisitions increased sales by 1.2% primarily due to the acquisition of Foodstar in China during the third quarter of Fiscal 2011. Foreign exchange translation rates reduced sales by 1.4%.

Gross profit increased $23 million, or 2.3%, to $1.03 billion, and the gross profit margin increased to 37.8% from 37.5%, as net pricing and productivity improvements and favorable sales mix in the U.S. Consumer Products business more than offset higher commodity costs. In addition, gross profit benefited from favorable volume and the impact from the Foodstar acquisition, partially offset by a $16 million unfavorable impact from foreign exchange translation rates.

Selling, general and administrative expenses (“SG&A”) increased $21 million, or 3.7%, to $590 million, and increased as a percentage of sales to 21.7% from 21.2%. These increases are largely a result of higher general and administrative expenses (“G&A”) reflecting investments in global process and system upgrades and the impact from the Foodstar acquisition, partially offset by a $9 million impact from foreign exchange translation rates. Operating income increased $2 million, or 0.4%, to $438 million, reflecting the items above.

Net interest expense decreased $5 million, to $63 million, reflecting a $2 million increase in interest income and a $3 million decrease in interest expense due to lower average borrowings.

The effective tax rate for the current quarter was 26.1%, a decrease of 110 basis points compared to 27.2% last year. The decrease in the effective tax rate is primarily due to increased income in lower tax rate jurisdictions along with increased benefits from foreign tax planning. These were partially offset by higher repatriation costs in the current year.

Income from continuing operations attributable to H. J. Heinz Company was $274 million compared to $264 million in the prior year, an increase of 3.7%, as a result of the items discussed above. Diluted earnings per share from continuing operations was $0.84 in the current year compared to $0.83 in the prior year, up 1.2%. EPS movements were unfavorably impacted by 1.9% higher shares outstanding and by $0.02 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $24 million, or 3.0%, to $839 million. Volume increased 3.6% driven by improvements in Classico® pasta sauces, Smart Ones® frozen entrees, Ore-Ida® frozen potatoes, Heinz® ketchup and gravy and TGI Friday’s® frozen appetizers, reflecting new products and increased trade promotions related to the Consumer Value Program. These increases were partially offset by declines in Boston Market® frozen products. In addition, increases across most product categories in Canada reflected successful innovation and increased trade promotions. Net prices decreased 1.7% reflecting trade promotion increases in the U.S., particularly on frozen appetizers and Heinz® gravy, and in Canada. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, during the third quarter of Fiscal 2010, increased sales 0.1%. Favorable Canadian exchange translation rates increased sales 1.0%.

Gross profit increased $12 million, or 3.5%, to $372 million, and the gross profit margin increased to 44.3% from 44.1% as higher volume, favorable sales mix, and productivity improvements more than offset the shifting of marketing funds to trade promotion investments and increased commodity costs. Operating income increased $28 million, or 13.7%, to $235 million, reflecting higher volume and increased gross margin.

Europe

Heinz Europe sales decreased $46 million, or 5.3%, to $832 million. Unfavorable foreign exchange translation rates decreased sales by 5.3%. Net pricing increased 2.5% as a result of reduced promotional activity in the U.K, particularly on Heinz® soup, and pricing in Italian infant nutrition. Volume decreased 2.5%, as increases in Heinz® branded products in Russia were more than offset by declines in soup in the U.K. and Germany, Italian infant nutrition, and across certain product categories in the Netherlands.

The gross profit margin increased to 40.4% from 38.6%, while overall gross profit decreased by $3 million, or 0.8%, to $336 million. The improvement in gross margin reflects productivity improvements and reduced trade promotions in the U.K., partially offset by higher commodity costs, while the reduction in gross profit was unfavorably impacted by foreign exchange translation rates and reduced volume. Gross profit also benefited from a gain in the current quarter on the sale of distribution rights on Amoy® products to ethnic channels in the U.K. Operating income increased $7 million, or 4.7%, to $163 million, reflecting the items above as well as reduced SG&A. The decline in SG&A was largely due to foreign exchange translation rates and lower incentive compensation accruals, partially offset by increased marketing expense and G&A investments in global process and system upgrades.

Asia/Pacific

Heinz Asia/Pacific sales increased $84 million, or 16.8%, to $584 million. Volume increased 4.5%, due to significant growth in Complan® and Glucon D® nutritional beverages in India, Long Fong® frozen products in China, ABC® products in Indonesia reflecting new products and increased demand, and infant feeding products in China resulting from increased marketing support and new product launches. These increases were partially offset by continued softness in Australia, which has been impacted by competitive activity and generally weak category trends. Pricing decreased 0.6%, reflecting increases on ABC® products in Indonesia and Complan® products in India offset by higher promotions on drinks in Australia. The acquisition of Foodstar during the third quarter of Fiscal 2011 increased sales 5.9%. Favorable exchange translation rates increased sales by 7.0%.

Gross profit increased $24 million, or 16.2%, to $173 million, and the gross profit margin decreased slightly to 29.6% from 29.8%. The slight decrease in gross margin was a result of commodity cost increases which exceeded improvements from productivity. Commodity costs increased despite transactional currency benefits realized in Indonesia and India. Gross profit was favorably impacted by foreign exchange translation rates, higher volume and the Foodstar acquisition. Operating income decreased $4 million, or 9.2%, to $43 million, as the increase in gross profit was more than offset by higher SG&A, largely related to increased marketing investments, foreign exchange translation rates, the Foodstar acquisition and the impact of higher volume on selling and distribution (“S&D”) costs.

U.S. Foodservice

Sales of the U.S. Foodservice segment were virtually flat, down $2 million, or 0.5%, to $353 million. Pricing increased sales 2.3%, largely due to Heinz® ketchup, reduced trade promotions and prior year price increases on tomato products to help offset commodity cost increases. Volume decreased by 2.8%, primarily due to declines in frozen desserts and soup as well as non-branded sauces. The volume reflects ongoing weakness in restaurant foot traffic and promotional timing.

Gross profit increased $6 million, or 5.3%, to $110 million, and the gross profit margin increased to 31.0% from 29.3%, as pricing and productivity improvements more than offset increased commodity costs and unfavorable volume. Operating income increased $5 million, or 12.7%, to $48 million, which is primarily due to gross margin improvements.

Rest of World

Sales for Rest of World decreased $19 million, or 14.5%, to $114 million. Foreign exchange translation rates decreased sales 25.0%, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 14.8%, largely due to price increases in Latin America taken to mitigate inflation. Volume decreased 4.3% due to declines in Latin America which were not fully offset by increases in the Middle East and South Africa.

Gross profit decreased $13 million, or 25.9%, to $37 million, due mainly to the impact of VEF devaluation and increased commodity costs, partially offset by increased pricing. Operating income decreased $9 million, or 52.3%, to $8 million.

NINE MONTHS ENDED JANUARY 26, 2011 AND JANUARY 27, 2010

Results of Continuing Operations

Sales for the nine months ended January 26, 2011 increased $48 million, or 0.6%, to $7.82 billion. Volume increased 1.1%, as favorable volume in emerging markets as well as improvements in the North American Consumer Products and U.K. businesses were partially offset by declines in U.S. Foodservice, Australia, Germany and the Netherlands. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 15.5% in emerging markets and 4.2% in our Top 15 brands. Net pricing increased sales by 1.0%, as price increases in emerging markets, particularly Latin America, and U.S. Foodservice were partially offset by increased trade promotions in the North American Consumer Products and Australian businesses. Acquisitions increased sales by 0.5%, while foreign exchange translation rates reduced sales by 1.9%.

Gross profit increased $72 million, or 2.5%, to $2.90 billion, and the gross profit margin increased to 37.1% from 36.4%, as higher volume, net pricing, productivity improvements and the favorable impact from the Foodstar acquisition were partially offset by a $63 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs. In addition, last year’s gross profit included $7 million in charges for targeted workforce reductions and non-cash asset write-offs related to a factory closure.

SG&A increased $25 million, or 1.6% to $1.64 billion, and increased slightly as a percentage of sales to 21.0% from 20.8%, as a $36 million impact from foreign exchange translation rates and $9 million impact related to prior year targeted workforce reductions were offset by higher marketing investments, particularly in the emerging markets and Europe, and higher G&A, reflecting investments in global process and system upgrades, increased compensation expense and the impact of the Foodstar acquisition. Operating income increased $47 million, or 3.9%, to $1.26 billion, reflecting the items above.

Net interest expense increased $2 million, to $188 million, reflecting a $25 million decrease in interest income and a $23 million decrease in interest expense. The decrease in interest income is mainly due to a $24 million gain in the prior year period on a total rate of return swap, which was terminated in August 2009. Interest expense decreased largely due to both lower average interest rates and debt balances. Other expenses, net, increased $2 million, to $19 million, primarily due to currency losses partially offset by $9 million of charges in the prior year recognized in connection with the dealer remarketable securities exchange transaction.

The effective tax rate for the nine months ended January 26, 2011 was 26.0% compared to 27.1% last year. The decrease in the effective tax rate is primarily the result of the current year release of valuation allowances related to state tax loss and credit carryforwards resulting from a reorganization plan, increased benefits from foreign tax planning, and increased profits in lower tax rate jurisdictions. These reductions were partially offset by higher repatriation costs in the current year, a current year accrual for a state tax uncertainty, and benefits in the prior year resulting from resolutions and settlements of federal, state, and foreign uncertain tax matters.

Income from continuing operations attributable to H. J. Heinz Company was $766 million compared to $722 million in the prior year, an increase of 6.1%. The increase was due to higher operating income and $12 million in prior year after-tax charges ($0.04 per share) for targeted workforce reductions and non-cash asset write-offs, partially offset by a $15 million after-tax gain in the prior year on a total rate of return swap. Diluted earnings per share from continuing operations were $2.37 in the current year compared to $2.27 in the prior year, up 4.4%. EPS movements were unfavorably impacted by 1.6% higher shares outstanding and by $0.08 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $70 million, or 3.0%, to $2.40 billion. Volume increased 3.5% as new products and increased trade promotions drove improvements in Heinz® ketchup and gravy, Smart Ones® frozen entrees, Classico® pasta sauces, Ore-Ida® frozen potatoes, and frozen appetizers. These increases were partially offset by declines in Boston Market® frozen products. In addition, volume is up across most product categories in Canada. Net prices decreased 1.9% reflecting trade promotion increases in Canada and from the Consumer Value Program launched in the U.S. in the second half of the prior year. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010, increased sales 0.3%. Favorable Canadian exchange translation rates increased sales 1.2%.

Gross profit increased $22 million, or 2.2%, to $1.03 billion, while the gross profit margin decreased slightly to 42.8% from 43.1%. The increase in gross profit dollars was aided by favorable volume and favorable foreign exchange translation rates. The gross profit margin declined as productivity improvements were more than offset by shifting marketing funds to trade promotion investments and increased commodity costs. Operating income increased $38 million, or 6.5%, to $630 million, reflecting higher volume and gross margin improvements.

Europe

Heinz Europe sales decreased $150 million, or 6.0%, to $2.34 billion. The decrease was due to unfavorable foreign exchange translation rates which decreased sales by 6.1%. Volume decreased 0.6%, as increases in Weight Watchers® and Aunt Bessies® frozen products in the U.K. and improvements in ketchup were more than offset by declines in soups in the U.K. and Germany, Honig® branded products in the Netherlands, and Italian infant nutrition. Net pricing increased 0.7%, due to reduced Heinz® soup promotions in the U.K. and increased net pricing in the Italian infant nutrition business.

Gross profit decreased $19 million, or 2.1%, to $909 million, and the gross profit margin increased to 38.8% from 37.2%. The $19 million decline in gross profit reflects unfavorable foreign exchange translation rates, while the improvement in gross margin benefited from productivity improvements and higher net pricing partially offset by increased commodity costs. Gross profit also benefited from a gain in the current year on the sale of distribution rights on Amoy® products to ethnic channels in the U.K. Operating income decreased $6 million, or 1.4%, to $414 million, reflecting the items above as well as reduced SG&A. The decline in SG&A was largely related to foreign exchange translation rates, partially offset by increased marketing and G&A, reflecting investments in global process and system upgrades.

Asia/Pacific

Heinz Asia/Pacific sales increased $212 million, or 14.5%, to $1.67 billion. Volume increased 4.4%, due to significant growth in Complan® and Glucon D® nutritional beverages in India, ABC® products in Indonesia reflecting significant new product and marketing activity, and infant feeding products in China, due to increased marketing support and new product launches. Improvements were also noted in Long Fong® products in China and frozen potatoes in Japan. These increases were partially offset by continued softness in Australia, which has been impacted by competitive activity and generally weak category trends. Pricing rose 0.4%, reflecting increases on ABC® products in Indonesia and Complan® and Glucon D® products in India offset by higher promotions on drinks in Australia. The acquisition of Foodstar during the third quarter of Fiscal 2011 increased sales 2.0%. Favorable exchange translation rates increased sales by 7.6%.

Gross profit increased $75 million, or 16.7%, to $523 million, and the gross profit margin increased to 31.2% from 30.6%. These increases reflect higher volume and pricing, favorable foreign exchange translation rates, the impact of the Foodstar acquisition and productivity improvements, which include the favorable renegotiation of a long-term supply contract in Australia. These increases were partially offset by higher commodity costs, despite transactional currency benefits, particularly in Indonesia and India. Operating income increased $19 million, or 12.5%, to $173 million, primarily reflecting higher volume, improved gross margins and favorable foreign exchange. These improvements were partially offset by increased marketing investments and higher G&A.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $20 million, or 1.9%, to $1.04 billion. Pricing increased sales 2.3%, largely due to Heinz® ketchup, reduced trade promotions and prior year price increases on tomato products to help offset commodity cost increases. Volume decreased by 4.2%, due to declines in frozen desserts and soup as well as non-branded sauces. The volume reflects ongoing weakness in restaurant foot traffic, rationalization of less-profitable products, and the timing of new product launches and promotions in the prior year.

Gross profit increased $21 million, or 7.2%, to $316 million, and the gross profit margin increased to 30.2% from 27.7%, as pricing and productivity improvements more than offset increased commodity costs and lower volume. Operating income increased $22 million, or 18.6%, to $138 million, due to the gross margin improvements.

Rest of World

Sales for Rest of World decreased $65 million, or 15.5%, to $353 million. Foreign exchange translation rates decreased sales 31.9%, largely due to the devaluation of the VEF late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 17.3%, largely due to price increases in Latin America taken to mitigate inflation. Volume decreased 0.9% as increases in the Middle East resulting from new products, market expansion and increased marketing and promotions were more than offset by declines in Latin America.

Gross profit decreased $32 million, or 20.8%, to $123 million, due mainly to the impact of VEF devaluation and increased commodity costs, partially offset by increased pricing. Operating income decreased $19 million, or 34.2%, to $37 million, reflecting the VEF devaluation.

Liquidity and Financial Position

For the first nine months of Fiscal 2011, cash provided by operating activities was $1.14 billion compared to $1.0 billion in the prior year. The improvement in the first nine months of Fiscal 2011 versus Fiscal 2010 reflects higher earnings and favorable movements in payables and income taxes. In addition, reduced pension contributions were offset by declines in cash flows from receivables, largely due to the cash received in the prior year in connection with commencement of an accounts receivable securitization program (see additional explanation below) and cash received in the prior year in connection with a Canadian receivables sales facility. The Company received $12 million of cash in the first quarter of Fiscal 2011 for the termination of foreign currency hedge contracts (see Note 16, “Derivative Financial Instruments and Hedging Activities” for additional information) and received $48 million in the prior year from the termination of a total rate of return swap and $27 million in the prior year from the maturity of foreign currency contracts that were used as an economic hedge of certain intercompany transactions. The Company’s cash conversion cycle improved 6 days, to 44 days in the first nine months of Fiscal 2011. Accounts payable contributed 4 days to the improvement while receivables accounted for 1 day. Inventories also improved 1 day to prior year as a result of the Company’s continued efforts to reduce inventory levels and our current year arrangement to purchase domestic tomato paste throughout the year, rather than at the time of harvest.

In the first quarter of Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $134 million and $147 million during the nine months ended January 26, 2011 and January 27, 2010 respectively, resulting in an increase of cash for sales under this program for the nine months ended January 26, 2011 and January 27, 2010 of $50 million and $147 million, respectively. Cash proceeds for the deferred purchase price were $22 million for the nine months ended January 26, 2011. See Note 14, “Financing Arrangements” for additional information.

Cash used for investing activities totaled $337 million compared to providing $45 million of cash last year. Capital expenditures totaled $195 million (2.5% of sales) compared to $150 million (1.9% of sales) in the prior year. The Company still expects capital spending of approximately 3% of sales for the year. Cash paid for acquisitions in the current year totaled $135 million primarily related to Foodstar. In the prior year, cash paid for acquisitions was $11 million related to the Arthur’s Fresh Company in Canada. Proceeds from divestitures provided cash of $2 million in the current year compared to $18 million in the prior year which primarily related to the sale of our Kabobs and

Appetizers And, Inc. frozen hors d’oeuvres foodservice businesses in the U.S. and our private label frozen desserts business in the U.K. Proceeds from disposals of property, plant and equipment were $5 million in the current year compared to $1 million in the prior year. The current year increase in restricted cash of $10 million relates to restricted funds in our businesses in China, and the prior year decrease of $193 million in restricted cash represents collateral that was returned to the Company in connection with the termination of a total rate of return swap in August 2009.

On November 2, 2010, the Company acquired Foodstar for $165 million in cash, which includes $30 million of acquired cash, as well as a contingent earn-out payment in Fiscal 2014 based upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $45 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in the Other non-current liabilities line item of our condensed consolidated balance sheet as of January 26, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate. The fair value of the earn-out was estimated using a discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. See Note 15, “Fair Value Measurements” for the definition of a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014.

On March 3, 2011, subsequent to the end of the third quarter, the Company announced that it entered into an agreement to acquire an 80% stake in Coniexpress S.A. Industrias Alimenticias, a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables. The acquisition of the Quero business, which has annual sales of approximately $325 million, accelerates the Company’s growth in Latin America and gives the Company its first major business in Brazil, the world’s fifth most populated nation. The Quero® brand holds number one or number two positions in important tomato product categories in Brazil and the leading position in vegetables. The acquisition includes a modern factory that is centrally located in Neropolis and a new, fully-automated distribution center. Based near Sao Paulo, the Quero business has nearly 1,800 employees. The Company expects to close the transaction in the next few months.

Cash used for financing activities totaled $257 million compared to $866 million last year.

•	Proceeds from long-term debt were $222 million in the current year and $440 million in the prior year. The current year proceeds relate to a variable rate three-year 16 billion Japanese yen denominated credit agreement the Company entered into in the third quarter of the year. The proceeds were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to U.S. dollar 193.2 million and the interest rate was fixed at 2.66%. See Note 16, “Derivative Financial Instruments and Hedging Activities” for additional information. The prior year proceeds relate to the issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, through a private placement in July 2009. These notes were fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the dealer remarketable securities exchange transaction that occurred in the second quarter of Fiscal 2010 as well as various expenses relating to this exchange, and for general corporate purposes. Also in the prior year, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010.

•	Payments on long-term debt were $37 million in the current year compared to $623 million in the prior year. Prior year payments reflect cash payments on the Fiscal 2010 dealer remarketable securities exchange transaction and the payoff of our A$281 million Australian denominated borrowings which matured on December 16, 2009.

•	Net payments on commercial paper and short-term debt were $160 million this year compared to $253 million in the prior year.

•	Cash proceeds from option exercises provided $129 million of cash in the current year compared to $22 million in the prior year.

•	Dividend payments totaled $434 million this year, compared to $400 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.80.

•	In the prior year, $62 million of cash was paid for the purchase of the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces.

At January 26, 2011, the Company had total debt of $4.64 billion (including $167 million relating to the hedge accounting adjustments) and cash and cash equivalents of $1.05 billion. Total debt balances have increased slightly since prior year end due primarily to the Foodstar acquisition. The Company is currently evaluating alternatives concerning the refinancing and/or retirement of the $826 million of long-term debt maturing in Fiscal 2012. In the third quarter of Fiscal 2011, the Company completed an agreement to privately place $500 million of debt. The transaction will be closed and funded, subject to certain customary closing conditions, in the first quarter of Fiscal 2012 and will be issued in maturities of three, five, seven and ten years. The proceeds will be used to partially refinance the debt mentioned above.

The Company and HFC maintain $1.7 billion of credit agreements, $1.2 billion of which expires in April 2012 and $500 million of which expires in April 2013. These credit agreements support the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. The credit agreements have identical covenants which include a leverage ratio covenant in addition to other customary covenants. The Company was in compliance with all of its covenants as of January 26, 2011. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company’s foreign subsidiaries.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital spending, debt maturities, acquisitions, Company authorized share repurchases and dividends to shareholders. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

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

The Company uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, since we expect to obtain U.S. dollars at the official rate for future dividend remittances. The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years, despite significant inflation. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for other non-essential goods moved to an exchange rate of 4.30. Effective January 1, 2011, the Venezuelan government eliminated the 2.60 exchange rate for essential goods leaving one flat official exchange rate of 4.30.

The majority, if not all, of our imported products in Venezuela fell into the essential classification and qualified for the 2.60 exchange rate. The elimination of the 2.60 rate had and is expected to have an immaterial unfavorable impact on the Company’s cost of imported goods, capital spending and the payment of U.S. dollar-denominated payables to suppliers recorded as of January 1, 2011 in Venezuela. Also, since our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations, the elimination of the 2.60 rate had no impact relative to this remeasurement. As of January 26, 2011, the amount of VEF pending government approval to be used for dividend repatriations is $28 million at the 4.30 rate, of which $8 million has been pending government approval since September 2008 and $19 million since November 2009.

During the third quarter of Fiscal 2010, the Company recorded a $62 million currency translation loss as a result of the currency devaluation, which was reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $96 million at January 26, 2011. While our operating results in Venezuela have been negatively impacted by the currency devaluation, actions have been and will continue to be taken to mitigate these effects. Accordingly, this devaluation has not and is not expected to materially impact our operating results.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At January 26, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $51 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 26, 2011. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $69 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 for any business combinations that are material on an individual or aggregate basis.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 and this adoption is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 14, “Financing Arrangements” for additional information.

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

•	sales, earnings, and volume growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials, including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures, and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets; economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010 and reports on Forms 10-Q thereafter.

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

There have been no material changes in the Company’s market risk during the nine months ended January 26, 2011. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2010.

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter of Fiscal 2011, the Company continued its implementation of SAP software across its Netherlands and Nordic countries operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the third quarter of Fiscal 2011. As of January 26, 2011, the maximum number of shares that may yet be purchased under the 2006 program is 6,716,192.

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

Date: March 3, 2011

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 3, 2011

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