Form 10-K
period 2011-04-27
HEINZ H J CO
filed 2011-06-16
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 27, 2010 the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $15.5 billion.

The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2011, was 321,767,370 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 30, 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended April 27, 2011, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

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

The Company manufactures (and contracts for the manufacture of) its products from a wide variety of raw food materials. Pre-season contracts are made with farmers for certain raw materials such as a portion of the Company’s requirements of tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Ingredients, such as dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, flour and fruits and vegetables, are purchased from approved suppliers.

The following table lists the number of the Company’s principal food processing factories and major trademarks by region:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks

North America	20	4	Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli*, Wyler’s, Heinz Bell ’Orto, Bella Rossa, Chef Francisco, Dianne’s, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Alden Merrell, Escalon, PPI, Todd’s, Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo, Arthur’s Fresh
Europe	21	—	Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Sonnen Bassermann, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko, Benedicta
Asia/Pacific	25	2	Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Bruno, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Classico, Weight Watchers*, Cottee’s, Rose’s*, Complan, Glucon D, Nycil, Golden Circle, La Bonne Cuisine, Original Juice Co., The Good Taste Company, Master, Guanghe
Rest of World	7	2	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Complan, HP, Lea & Perrins, Classico, Banquete, Wattie’s, Quero

	73	8	* Used under license

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

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2011, one customer, Wal-Mart Stores Inc., represented approximately 11% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2012 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.

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

The Company employed, on a full-time basis as of April 27, 2011, approximately 34,800 people around the world.

Segment information is set forth in this report on pages 83 through 85 in Note 15, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The next annual election of officers is scheduled to occur on August 30, 2011.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 30, 2011)	Employment During Past Five Years

William R. Johnson	62	Chairman, President, and Chief Executive Officer since September 2000.
Theodore N. Bobby	60	Executive Vice President and General Counsel since January 2007; Senior Vice President and General Counsel from April 2005 to January 2007.
Stephen S. Clark	43	Vice President—Chief People Officer since October 2005.
Edward J. McMenamin	54	Senior Vice President—Finance since May 2010; Senior Vice President—Finance and Corporate Controller from August 2004 to May 2010.
Michael D. Milone	55	Executive Vice President—Heinz Rest of World, and Global Enterprise Risk Management and Global Infant/Nutrition since May 2010; Senior Vice President—Heinz Rest of World, Enterprise Risk Management and Global Infant/Nutrition from June 2008 to April 2010; Senior Vice President—Heinz Pacific, Rest of World and Enterprise Risk Management from May 2006 to June 2008.
David C. Moran	53	Executive Vice President and President and Chief Executive Officer of Heinz Europe since July 2009; Executive Vice President & Chief Executive Officer and President of Heinz North America from May 2007 to July 2009; Executive Vice President & Chief Executive Officer and President of Heinz North America Consumer Products from November 2005 to May 2007.
Michael Mullen	42	Vice President—Corporate and Government Affairs since February 2009; Director Global Corporate Affairs from May 2006 to February 2009.

		Positions and Offices Held with the Company and
	Age (as of	Principal Occupations or
Name	August 30, 2011)	Employment During Past Five Years

Margaret R. Nollen	48	Senior Vice President—Investor Relations and Global Program Management Officer since January 2011; Senior Vice President—Investor Relations from May 2010 to January 2011; Vice President—Investor Relations from February 2007 to May 2010; Vice President—Investor Relations of Capital Source from June 2006 to October 2006.
C. Scott O’Hara	50	Executive Vice President and President and Chief Executive Officer of Heinz North America since July 2009; Executive Vice President—President and Chief Executive Officer Heinz Europe from May 2006 to July 2009.
Robert P. Ostryniec	50	Senior Vice President and Chief Supply Chain Officer since February 2010; Chief Supply Chain Officer from January 2009 to February 2010; Global Supply Chain Officer from April 2008 to January 2009; Chief Supply Chain Officer from June 2005 to April 2008; Group Vice President Consumer Products—Product Supply from July 2003 to June 2005.
Christopher J. Warmoth	52	Executive Vice President—Heinz Asia Pacific since June 2008; Senior Vice President—Heinz Asia from May 2006 to June 2008.
Arthur B. Winkleblack	54	Executive Vice President and Chief Financial Officer since January 2002.

Item 1A.	Risk Factors

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

Our operating results may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

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

The Company sources raw materials including agricultural commodities such as tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, dairy products, meat, sugar and other sweeteners, including high fructose corn syrup, spices, and flour, as well as packaging materials such as glass, plastic, metal, paper, fiberboard, and other materials and inputs such as water, in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, potential impact of climate change, increased demand for biofuels, or other unforeseen circumstances. Additionally, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and the Company is unable to increase its prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, the Company’s financial results could be materially and adversely impacted.

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

The Company is subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of the Company’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on the Company’s sales and profitability. Influenza or other pandemics could disrupt production of the Company’s products, reduce demand for certain of the Company’s products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on the Company’s results of operations.

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

We are increasingly dependent on information technology, and expanding social media vehicles present new risks.

We are increasingly dependent on information technology systems and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption or reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about us on any social networking web site could seriously damage our reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to the Company’s reputation could negatively impact the Company’s financial condition, results of operation, and the market price of the Company’s common stock.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales, volume, earnings, or cash flow growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures, and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets; economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures,

•	the ability to implement new information systems and potential disruptions due to failures in information technology systems,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors as described in “Risk Factors” above.

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

Information relating to the Company’s common stock is set forth in this report on page 36 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on page 86 in Note 16, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

In the fourth quarter of Fiscal 2011, the Company repurchased the following number of shares of its common stock:

Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

January 27, 2011—
February 23, 2011	—	$—	—	—
February 24, 2011—
March 23, 2011	—	—	—	—
March 24, 2011—
April 27, 2011	1,425,000	49.12	—	—

Total	1,425,000	$49.12	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of April 27, 2011, the maximum number of shares that may yet be purchased under the 2006 program is 5,291,192.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2007 through 2011. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 27,	April 28,	April 29,	April 30,	May 2,
	2011	2010	2009	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

Sales(1)	$10,706,588	$10,494,983	$10,011,331	$9,885,556	$8,800,071
Interest expense(1)	275,398	295,711	339,635	364,808	333,037
Income from continuing operations(1)	1,005,948	931,940	944,400	858,176	794,398
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—diluted(1)	3.06	2.87	2.91	2.62	2.34
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—basic(1)	3.09	2.89	2.95	2.65	2.37
Short-term debt and current portion of long- term debt	1,534,932	59,020	65,638	452,708	468,243
Long-term debt, exclusive of current portion(2)	3,078,128	4,559,152	5,076,186	4,730,946	4,413,641
Total assets	12,230,645	10,075,711	9,664,184	10,565,043	10,033,026
Cash dividends per common share	1.80	1.68	1.66	1.52	1.40

(1)	Amounts exclude the operating results related to the Company’s private label frozen desserts business in the U.K. as well as the Kabobs and Appetizers And, Inc. businesses in the U.S., which were divested in Fiscal 2010 and have been presented as discontinued operations.

(2)	Long-term debt, exclusive of current portion, includes $150.5 million, $207.1 million, $251.5 million, $198.3 million, and $71.0 million of hedge accounting adjustments associated with interest rate swaps at April 27, 2011, April 28, 2010, April 29, 2009, April 30, 2008, and May 2, 2007, respectively. H.J. Heinz Finance Company’s (“HFC”) mandatorily redeemable preferred shares of $350 million in Fiscals 2011-2009 and $325 million in Fiscals 2008 and 2007 are classified as long-term debt.

Fiscal 2010 results from continuing operations include expenses of $37.7 million pretax ($27.8 million after tax) for upfront productivity charges and a gain of $15.0 million pretax ($11.1 million after tax) on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K. See “Discontinued Operations and Other Disposals” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 16 for further explanation of the property disposal in the Netherlands.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview- Fiscal 2011

The H.J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world’s best and most recognizable brands—Heinz®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

In Fiscal 2011, the Company reported record diluted earnings per share from continuing operations of $3.06, compared to $2.87 in the prior year, an increase of 6.6%, overcoming a $0.06 per share unfavorable impact from currency translation and translation hedges and a $0.02 per share unfavorable impact for acquisition costs from our recent acquisition in Brazil. Given that almost two-thirds of the Company’s sales and net income are generated outside of the U.S., foreign currency movements can have a significant impact on the Company’s financial results.

The Company generated record sales of $10.7 billion in Fiscal 2011, a 2.0% increase versus prior year. Full year sales benefited from combined volume and pricing gains of 1.9% reflecting effective consumer marketing investments and new product development. Foreign exchange unfavorably impacted sales by 0.5% while acquisitions increased sales 0.6%. In Fiscal 2011, the Company continued to execute its strategy to grow in emerging economies by completing two important acquisitions in these markets. On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China and on April 1, 2011, the Company acquired an 80% stake in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables. The Coniexpress acquisition will accelerate the Company’s growth in Latin America and gives the Company its first major business in Brazil, the world’s fifth most populous nation. Overall, emerging markets continued to be an important growth driver in Fiscal 2011, with combined volume and pricing gains of 14.4% and representing 16.2% of total Company sales for the year. Our top 15 brands also performed well, with combined volume and pricing gains of 3.8% driven primarily by the Heinz®, Complan®, ABC®, Smart Ones® and Ore-Ida® brands.

EPS from continuing operations for Fiscal 2011 also reflects a 70 basis point improvement in the gross profit margin. The increased gross profit margin reflected productivity improvements and higher net pricing, partially offset by higher commodity input costs. The improvement in gross margin was partially offset by investments in global process and system upgrades in Fiscal 2011. Operating income increased 5.7% in Fiscal 2011, despite the unfavorable impact of foreign currency, transaction costs related to the Coniexpress acquisition in Brazil and the investment in global systems capabilities. The Company reported record net income in Fiscal 2011 of $990 million compared to $914 million from continuing operations in Fiscal 2010. In Fiscal 2010, the Company incurred $28 million in after-tax charges for targeted workforce reductions and non-cash asset write-offs that were part of a corporate-wide initiative to improve productivity. These prior year charges were partially offset by after-tax gains in the prior year of $11 million related to a property sale in the Netherlands and $15 million on a total rate of return swap. In Fiscal 2011, the Company generated record cash flow from operating activities of $1.58 billion, a $321 million increase from the prior year.

Management believes these Fiscal 2011 results are indicative of the effectiveness of the Company’s business plan, which is focused on the following four strategic pillars:

•	Accelerate Growth in Emerging Markets

•	Expand the Core Portfolio

•	Strengthen and Leverage Global Scale

•	Make Talent an Advantage

In order to continue to drive sustainable growth, the Company will invest in new productivity initiatives in Fiscal 2012 that are expected to make the Company stronger and even more competitive. The Company anticipates investing approximately $130 million in cash and $160 million of pre-tax income ($0.35 cents per share) on initiatives that will increase manufacturing efficiency and accelerate productivity on a global scale.

To enhance our manufacturing effectiveness and efficiency, we plan to exit five of our 81 factories, including two in Europe, two in the U.S. and one in the Pacific. We will also establish a European supply chain hub in the Netherlands in order to consolidate and centrally lead procurement, manufacturing, logistics and inventory control. We also intend to streamline our global workforce by approximately 800 to 1,000 positions. Certain projects included in the plan are subject to consultation and any necessary agreements being reached with appropriate employee representative bodies, trade unions and work councils as required by law.

Separately during Fiscal 2012, we are also accelerating our investment in Project Keystone, which is a multi-year program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP. We expect an incremental cost of $40 million, or $0.08 cents per share, for Project Keystone during Fiscal 2012.

The Company remains confident in its underlying business fundamentals and plans to continue to focus on our four strategic pillars in Fiscal 2012. We are expecting an unfavorable impact in the coming year from commodity cost inflation which we plan to offset with pricing and productivity initiatives.

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for Fiscal 2010 and 2009. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28,	April 29,
	2010	2009
	FY 2010	FY 2009
	(Millions of Dollars)

Sales	$63.0	$136.8
Net after-tax losses	$(4.7)	$(6.4)
Tax benefit on losses	$2.0	$2.4

During the fourth quarter of Fiscal 2010, the Company received cash proceeds of $95 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction includes the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds are intended to compensate the Company for costs, both capital and expense, the Company will incur three years from the date of the transaction, which is the length of time the Company has to exit the current factory location and construct new facilities. Note, the Company will likely incur costs to rebuild an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory while commencing to execute its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the proceeds received, $81 million was deferred based on management’s total estimated future costs to be recovered and incurred and recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation in the Company’s consolidated balance sheet as of April 28, 2010. These deferred amounts are recognized as the related costs are incurred. If estimated costs differ from what is actually incurred, these adjustments are reflected in earnings. As of April 27, 2011, the remaining deferred amount on the consolidated balance sheet was $63 million and was recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation. No significant adjustments were reflected in earnings in Fiscal 2011. The excess of the $95 million of proceeds received over estimated costs to be recovered and incurred was $15 million which has been recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010.

Results of Continuing Operations

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 27,	April 28,	April 29,
	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and sauces	$4,607,971	$4,446,911	$4,251,583
Meals and snacks	4,282,318	4,289,977	4,225,127
Infant/Nutrition	1,175,438	1,157,982	1,105,313
Other	640,861	600,113	429,308

Total	$10,706,588	$10,494,983	$10,011,331

Fiscal Year Ended April 27, 2011 compared to Fiscal Year Ended April 28, 2010

Sales for Fiscal 2011 increased $212 million, or 2.0%, to $10.71 billion. Volume increased 0.7%, as favorable volume in emerging markets as well as improvements in North American Consumer Products were partially offset by declines in U.S. Foodservice, Australia and Germany. Emerging markets and our Top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 14.4% in emerging markets and 3.8% in our Top 15 brands. Net pricing increased sales by 1.2%, as price increases in emerging markets, particularly Latin America, U.S. Foodservice and the U.K. were partially offset by increased trade promotions in the North American Consumer Products and Australian businesses. Acquisitions increased sales by 0.6%, while foreign exchange translation rates reduced sales by 0.5%.

Gross profit increased $158 million, or 4.2%, to $3.95 billion, and the gross profit margin increased to 36.9% from 36.2%. Gross profit increased as higher volume, net pricing, productivity improvements and the favorable impact from the Foodstar acquisition were partially offset by a $33 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs. In addition, last year’s gross profit included $24 million in charges for a corporation-wide initiative to improve productivity, partially offset by a $15 million gain related to property sold in the Netherlands as discussed previously.

Selling, general and administrative expenses (“SG&A”) increased $69 million, or 3.1% to $2.30 billion, and increased slightly as a percentage of sales to 21.5% from 21.3%. SG&A was unfavorably impacted by higher selling and distribution expenses (“S&D”), largely resulting from the higher volume and fuel costs, and higher general and administrative expenses (“G&A”), reflecting investments in global process and system upgrades, increased capabilities in emerging markets and acquisition costs related to the Coniexpress acquisition. These increases were partially offset by reduced marketing expense, a $17 million favorable impact from foreign exchange translation rates and a $14 million impact related to prior year targeted workforce reductions. Operating income increased $89 million, or 5.7%, to $1.65 billion, reflecting the items above.

Net interest expense increased $2 million, to $253 million, reflecting a $23 million decrease in interest income and a $20 million decrease in interest expense. The decrease in interest income is mainly due to a $24 million gain in the prior year on a total rate of return swap, which was terminated in August 2009. Interest expense decreased due to lower average interest rates and debt balances. Other expenses, net, increased $3.0 million, to $21 million, primarily due to currency losses partially offset by $9 million of charges in the prior year recognized in connection with the dealer remarketable securities exchange transaction (see below in “Liquidity and Financial Position” for further explanation of this transaction).

The effective tax rate for Fiscal 2011 was 26.8% compared to 27.8% for the prior year. The current year effective tax rate was lower than the prior year primarily due to increased benefits from foreign tax planning and increased tax exempt foreign income, partially offset by higher taxes on repatriation of earnings.

Income from continuing operations attributable to H. J. Heinz Company was $990 million compared to $914 million in the prior year, an increase of 8.2%. The increase was due to higher operating income, reduced interest expense, a lower tax rate and $28 million in prior year after-tax charges ($0.09 per share) for targeted workforce reductions and non-cash asset write-offs. These were partially offset by an $11 million after-tax gain in the prior year related to property sold in the Netherlands and a $15 million after-tax gain in the prior year on a total rate of return swap. Diluted earnings per share from continuing operations were $3.06 in the current year compared to $2.87 in the prior year, up 6.6%. EPS movements were unfavorably impacted by 1.5% higher shares outstanding and by $0.06 from currency fluctuations, after taking into account the net effect of current and prior year currency translation contracts and foreign currency movements on translation.

The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

FISCAL YEAR 2011 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $74 million, or 2.3%, to $3.27 billion. Volume increased 2.0% as new products and increased trade promotions drove improvements in Heinz® ketchup and gravy, Smart Ones® frozen entrees, Classico® pasta sauces, Ore-Ida® frozen potatoes and TGI Friday’s® frozen meals and appetizers. These increases were partially offset by declines in Boston Market® frozen products as we transition away from the Boston Market® license which should be completed in the first quarter of Fiscal 2012. In addition, volume is up across most product categories in Canada. Net prices decreased 1.1% reflecting trade promotion increases in Canada, the Consumer Value Program launched in the U.S. in the second half of the prior year and trade spending in the current year to support the launch of TGI Friday’s® single serve frozen products. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010, increased sales 0.2%. Favorable Canadian exchange translation rates increased sales 1.1%.

Gross profit increased $38 million, or 2.8%, to $1.38 billion, and the gross profit margin increased to 42.1% from 41.9%. The increase in gross profit dollars was aided by favorable volume and foreign exchange translation rates. The gross profit margin improved as productivity improvements more than offset the shift in marketing funds to trade promotion investments and increased commodity costs. SG&A decreased as a result of the shift of marketing funds to trade promotions. Operating income increased $61 million, or 7.9%, to $833 million, reflecting higher volume, gross margin improvements and tight control of SG&A.

Europe

Heinz Europe sales decreased $96 million, or 2.9%, to $3.24 billion. The decrease was due to unfavorable foreign exchange translation rates, which decreased sales by 3.5%, or $117 million. Volume decreased 0.4%, as increases in Weight Watchers® and Aunt Bessies® frozen products in the U.K, improvements in ketchup, particularly in Russia and France, and increases in drinks in The Netherlands, were more than offset by declines in soups in the U.K. and Germany, Honig® branded products in The Netherlands, and infant nutrition across Europe. Net pricing increased 1.0%, due to reduced promotions on Heinz® soup in the U.K. and increased net pricing in our Russian and Italian infant nutrition businesses.

Gross profit increased $19 million, or 1.5%, to $1.27 billion, and the gross profit margin increased to 39.1% from 37.4%. These increases resulted from productivity improvements and higher net pricing partially offset by increased commodity costs and unfavorable foreign exchange translation rates. Gross profit also benefited from a gain in the current year on the sale of distribution rights on Amoy® products in certain ethnic channels in the U.K. Operating income increased $27 million, or 4.8%, to $581 million, reflecting the items above as well as reduced SG&A. The decline in SG&A was largely related to foreign exchange translation rates, partially offset by increased marketing and investments in global process and system upgrades.

Asia/Pacific

Heinz Asia/Pacific sales increased $314 million, or 15.6%, to $2.32 billion. Volume increased 4.8%, due to significant growth in Complan® and Glucon D® nutritional beverages in India, ABC® products in Indonesia and infant feeding and frozen products in China and Japan. These increases were partially offset by softness in Australia, which has been impacted by a difficult trade environment and generally weak category trends. Pricing rose 0.2%, reflecting increases on ABC® products in Indonesia and Complan® and Glucon D® products in India offset by higher promotions in Australia. The acquisition of Foodstar during the third quarter of Fiscal 2011 increased sales 2.9%. Favorable exchange translation rates increased sales by 7.7%.

Gross profit increased $103 million, or 16.8%, to $715 million, and the gross profit margin increased to 30.8% from 30.5%. These increases reflect higher volume and pricing, favorable foreign exchange translation rates, the impact of the Foodstar acquisition, a gain in the current year on the sale of a factory in India, and productivity improvements, which include the favorable renegotiation of a long-term supply contract in Australia. These increases were reduced by higher commodity costs, particularly in Indonesia and India, partially offset by transactional currency benefits. Operating income increased $26 million, or 13.5%, to $222 million, primarily reflecting higher volume, improved gross margins and favorable foreign exchange. These improvements were partially offset by increased marketing investments and higher G&A.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $16 million, or 1.1%, to $1.41 billion. Pricing increased sales 2.3%, largely due to Heinz® ketchup and other tomato products, reflecting reduced trade promotions and price increases taken to help offset commodity cost increases. Volume decreased by 3.5%, due to declines in frozen desserts and soup as well as non-branded sauces.

The volume reflects ongoing weakness in restaurant foot traffic, rationalization of less-profitable products, and the timing of new product launches and promotions in the prior year.

Gross profit increased $20 million, or 5.1%, to $422 million, and the gross profit margin increased to 29.9% from 28.1%, as pricing and productivity improvements more than offset increased commodity costs and lower volume. Operating income increased $25 million, or 16.8%, to $176 million, due to the gross margin improvements and lower SG&A costs relating to reduced incentive compensation expense.

Rest of World

Sales for Rest of World decreased $64 million, or 11.9%, to $470 million. Foreign exchange translation rates decreased sales 24.6%, or $131 million, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of Fiscal 2010 (See the “Venezuela-Foreign Currency and Inflation” section below for further explanation). Higher pricing increased sales by 17.2%, largely due to price increases in Latin America taken to mitigate inflation. Volume decreased 4.5% as increases in the Middle East resulting from new products, market expansion and increased marketing and promotions were more than offset by declines in Venezuela resulting from labor disruptions which occurred during Fiscal 2011.

Gross profit decreased $29 million, or 14.8%, to $169 million, due mainly to the impact of VEF devaluation, increased commodity costs and lower volume, partially offset by increased pricing. Operating income decreased $16 million, or 22.9%, to $53 million, reflecting the VEF devaluation. In order to facilitate timely reporting in Fiscal 2011, the operating results of Coniexpress in Brazil, which was acquired on April 1, 2011, will first be reported in the Rest of World segment beginning in the first quarter of Fiscal 2012.

Fiscal Year Ended April 28, 2010 compared to Fiscal Year Ended April 29, 2009

Sales for Fiscal 2010 increased $484 million, or 4.8%, to $10.49 billion. Net pricing increased sales by 3.4%, largely due to the carryover impact of broad-based price increases taken in Fiscal 2009 to help offset increased commodity costs. Volume decreased 1.3%, as favorable volume in emerging markets was more than offset by declines in the U.S. and Australian businesses. Volume was impacted by aggressive competitor promotional activity and softness in some of the Company’s product categories, as well as reduced foot traffic in U.S. restaurants in Fiscal 2010. Emerging markets continued to be an important growth driver, with combined volume and pricing gains of 15.3%. In addition, the Company’s top 15 brands performed well, with combined volume and pricing gains of 3.4%, led by the Heinz®, Complan® and ABC® brands. Acquisitions, net of divestitures, increased sales by 2.2%. Foreign exchange translation rates increased sales by 0.5% compared to Fiscal 2009.

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

SG&A increased $168 million, or 8.1%, to $2.24 billion, and increased as a percentage of sales to 21.3% from 20.6%. The increase reflects the impact from additional marketing investments, acquisitions, inflation in Latin America, and higher pension and incentive compensation expenses. In addition, SG&A was impacted by $14 million related to targeted workforce reductions in Fiscal 2010 and a gain in Fiscal 2009 on the sale of a small portion control business in the U.S. These increases were partially offset by improvements in S&D, reflecting productivity improvements and lower fuel costs.

Operating income increased $57 million, or 3.8%, to $1.56 billion, reflecting the items above.

Net interest expense decreased $25 million, to $251 million, reflecting a $44 million decrease in interest expense and a $19 million decrease in interest income. The decreases in interest income and interest expense are primarily due to lower average interest rates.

Other expenses, net, increased $111 million primarily due to a $105 million decrease in currency gains, and $9 million of charges recognized in connection with the August 2009 dealer remarketable securities (“DRS”) exchange transaction (see below in “Liquidity and Financial Position” for further explanation of this transaction). The decrease in currency gains reflects Fiscal 2009 gains of $107 million related to forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies for Fiscal 2009.

The effective tax rate for Fiscal 2010 was 27.8% compared to 28.4% in Fiscal 2009. The Fiscal 2010 effective tax rate was lower than Fiscal 2009 primarily due to tax efficient financing of the Company’s operations, partially offset by higher taxes on repatriation of earnings.

Income from continuing operations attributable to H. J. Heinz Company was $914 million compared to $930 million in Fiscal 2009, a decrease of 1.6%. The decrease reflects the Fiscal 2009 currency gains discussed above, which were $66 million after-tax ($0.21 per share), and $28 million in after-tax charges ($0.09 per share) in Fiscal 2010 for targeted workforce reductions and non-cash asset write-offs, partially offset by higher operating income, reduced net interest expense, a lower effective tax rate and an $11 million after-tax gain related to property sold in the Netherlands. Diluted earnings per share from continuing operations was $2.87 in Fiscal 2010 compared to $2.91 in Fiscal 2009, down 1.4%. EPS movements were unfavorably impacted by $0.29, or $90 million of net income, from currency fluctuations, after taking into account the net effect Fiscal 2010 and 2009 currency translation contracts, as well as foreign currency movements on translation and U.K. transaction costs.

The impact of fluctuating translation exchange rates in Fiscal 2010 has had a relatively consistent impact on all components of operating income on the consolidated statement of income. The impact of cross currency sourcing of inventory reduced gross profit and operating income but did not affect sales.

FISCAL YEAR 2010 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $56 million, or 1.8%, to $3.19 billion. Net prices grew 1.9% reflecting the carryover impact of price increases taken across the majority of the product portfolio throughout Fiscal 2009, partially offset by increased promotional spending in Fiscal 2010, particularly on Smart Ones® frozen entrees and Heinz® ketchup. Volume decreased 1.5%, reflecting declines in frozen meals and desserts due to category softness, competitor promotional activity and the impact of price increases. Volume declines were also noted in Ore-Ida® frozen potatoes, Classico® pasta sauces and frozen snacks. These volume declines were partially offset by increases in TGI Friday’s® Skillet Meals due to new product introductions and increased trade promotions and marketing as well as growth in Heinz® ketchup. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, at the beginning of the third quarter of Fiscal 2010 increased sales 0.2%. Favorable Canadian exchange translation rates increased sales 1.3%.

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

Asia/Pacific

Heinz Asia/Pacific sales increased $380 million, or 23.3%, to $2.01 billion. Acquisitions increased sales 12.6% due to the Fiscal 2009 acquisitions of Golden Circle Limited, a health-oriented fruit and juice business in Australia, and La Bonne Cuisine, a chilled dip business in New Zealand. Pricing increased 2.0%, reflecting Fiscal 2010 and 2009 increases on ABC® products in Indonesia as well as the carryover impact of Fiscal 2009 price increases and reduced promotions in New Zealand. These increases were partially offset by reduced net pricing on Long Fong® frozen products in China due to increased promotional spending. Volume increased 1.0%, as significant growth in Complan® and Glucon D® nutritional beverages in India and ABC® products in Indonesia was more than offset by general softness in both Australia and New Zealand, which have been impacted by competitive activity and reduced market demand associated with higher prices. Favorable exchange translation rates increased sales by 7.8%.

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

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $21 million, or 1.5%, to $1.43 billion. Pricing increased sales 4.4%, largely due to Fiscal 2009 price increases taken across the portfolio. Volume decreased by 5.5%, due to industry-wide declines in U.S. restaurant traffic and sales, targeted SKU reductions, the unfavorable impact from price increases and increased competitive activity. Fiscal 2009 divestitures reduced sales 0.4%.

Gross profit increased $49 million, or 13.8%, to $402 million, and the gross profit margin increased to 28.1% from 24.3%, as cumulative price increases helped return margins for this business closer to their historical levels. In Fiscal 2010, gross profit benefited from pricing and productivity improvements as well as commodity cost favorability which more than offset unfavorable volume. Operating income increased $21 million, or 16.4%, to $151 million, which is primarily due to gross profit improvements and reduced S&D reflecting productivity projects, tight cost control and lower fuel costs. These improvements were partially offset by increased marketing expense and higher G&A resulting from increased pension and incentive compensation costs and a Fiscal 2009 gain on the sale of a small, non-core portion control business.

Rest of World

Sales for Rest of World increased $65 million, or 14.0%, to $533 million. Higher pricing increased sales by 23.1%, largely due to Fiscal 2010 and 2009 price increases in Latin America taken to mitigate the impact of raw material and labor inflation. Volume increased 2.3% reflecting increases in Latin America and the Middle East. Acquisitions increased sales 0.8% due to the Fiscal 2009 acquisition of Papillon, a small chilled products business in South Africa. Foreign exchange translation rates decreased sales 12.2%, largely due to the devaluation of the VEF late in the third quarter of Fiscal 2010 (See the “Venezuela- Foreign Currency and Inflation” section below for further explanation).

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

Liquidity and Financial Position

For Fiscal 2011, cash provided by operating activities was a record $1.58 billion compared to $1.26 billion in the prior year. The improvement in Fiscal 2011 versus Fiscal 2010 reflects higher earnings, reduced pension contributions and favorable movements in payables. These improvements were partially offset by declines in cash flows from receivables, largely due to the timing of cash received under an accounts receivable securitization program (see additional explanation below), and from inventories, accrued expenses and income taxes. The Company received $12 million of cash in Fiscal 2011 for the termination of foreign currency hedge contracts (see Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data” for additional information) and received $48 million in the prior year from the termination of a total rate of return swap. The Company’s cash conversion cycle improved 5 days, to 42 days in Fiscal 2011 due to the improvements in accounts payable.

During Fiscal 2011, the Company contributed $22 million to the pension plans compared to $540 million in the prior year. Of the $540 million of payments in Fiscal 2010, $475 million were discretionary contributions that were made to help offset the impact of adverse conditions in the global equity and bond markets. Contributions for Fiscal 2012 are expected to be less than $40 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.

In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $29 million and $84 million during the years ended April 27, 2011 and April 28, 2010, respectively, resulting in a decrease of $55 million in cash for sales under this program for Fiscal 2011 and an increase in cash of $84 million for Fiscal 2010. The decrease in cash proceeds related to the deferred purchase price was

$85 million for the fiscal year ended April 27, 2011. See Note 14, “Financing Arrangements” in Item 8- “Financial Statements and Supplementary Data” for additional information.

Cash used for investing activities totaled $950 million compared to providing $13 million of cash last year. Capital expenditures totaled $336 million (3.1% of sales) compared to $278 million (2.6% of sales) in the prior year, which is in-line with planned levels. The Company expects capital spending as a percentage of sales to be 3.4% to 3.8% in Fiscal 2012. Cash paid for acquisitions in the current year totaled $618 million primarily related to Foodstar in China and Coniexpress in Brazil. In the prior year, cash paid for acquisitions was $11 million and primarily related to the Arthur’s Fresh Company in Canada. Proceeds from divestitures provided cash of $2 million in the current year compared to $19 million in the prior year which primarily related to the sale of our Kabobs and Appetizers And, Inc. frozen hors d’oeuvres foodservice businesses in the U.S. and our private label frozen desserts business in the U.K. Proceeds from disposals of property, plant and equipment were $13 million in the current year compared to $96 million in the prior year reflecting proceeds received in Fiscal 2010 related to property sold in The Netherlands as discussed previously. The current year increase in restricted cash of $10 million relates to restricted funds in our Foodstar business in China, and the prior year decrease of $193 million in restricted cash represents collateral that was returned to the Company in connection with the termination of a total rate of return swap in August 2009.

On November 2, 2010, the Company acquired Foodstar for $165 million in cash, which includes $30 million of acquired cash, as well as a contingent earn-out payment in Fiscal 2014 based upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $45 million was recognized as an estimate of the acquisition date fair value of the earn-out and is included in the Other non-current liabilities line item of our consolidated balance sheet as of April 27, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, is and will be recognized in earnings in the period of the estimated fair value change. As of April 27, 2011, there was no significant change to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate. The fair value of the earn-out was estimated using a discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. See Note 10, “Fair Value Measurements” in Item 8- “Financial Statements and Supplementary Data” for the definition of a Level 3 instrument. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014.

On April 1, 2011, the Company acquired an 80% stake in Coniexpress, a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $494 million in cash, which includes $11 million of acquired cash and $60 million of short-term investments. The Quero® brand holds number one or number two positions in tomato product categories in Brazil and the leading position in vegetables. The acquisition includes a modern factory that is centrally located in Neropolis and a new distribution center. Based near Sao Paulo, the Quero® business has over 1,800 employees. The Company has the right to exercise a call option at any time requiring the minority partner to sell his 20% equity interest, while the minority partner has the right to exercise a put option requiring the Company to purchase his 20% equity interest (see Note 17, “Commitments and Contingencies” in Item 8- “Financial Statements and Supplementary Data” for additional explanation). In addition, the stock purchase agreement provides the Company with rights to recover from the sellers a portion of the costs associated with certain contingent liabilities incurred pre-acquisition. Based on the Company’s assessment as of the acquisition date, a $26 million indemnification asset has been recorded in Other non-current assets related to a contingent liability of $53 million recorded in Other non-current liabilities.

Cash used for financing activities totaled $483 million compared to $1.15 billion last year.

•	Proceeds from long-term debt were $230 million in the current year and $447 million in the prior year. The current year proceeds primarily relate to a variable rate, three-year 16 billion Japanese yen denominated credit agreement the Company entered into in the third quarter of the year. The proceeds were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to $193.2 million and the interest rate was fixed at 2.66%. See Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8- “Financial Statements and Supplementary Data” for additional information. The prior year proceeds relate to the issuance of $250 million of 7.125% notes due 2039 by H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, in July 2009. These notes were fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes. Also in the prior year, the Company received cash proceeds of $167 million related to a 15 billion Japanese yen denominated credit agreement that was entered into during the second quarter of Fiscal 2010.

•	Payments on long-term debt were $46 million in the current year compared to $630 million in the prior year. Prior year payments reflect cash payments on the Fiscal 2010 DRS exchange transaction discussed below and the payoff of our A$281 million Australian denominated borrowings which matured on December 16, 2009.

•	Net payments on commercial paper and short-term debt were $193 million this year compared to $427 million in the prior year.

•	Cash proceeds from option exercises, net of treasury stock purchases, provided $85 million of cash in the current year. During the fourth quarter of Fiscal 2011, the Company purchased 1.4 million shares of stock at a total cost of $70 million. Cash proceeds from option exercises provided $67 million of cash in the prior year, and the Company had no treasury stock purchases in the prior year.

•	Dividend payments totaled $580 million this year, compared to $534 million for the same period last year, reflecting a 7.1% increase in the annualized dividend per common share to $1.80.

•	In the current year, $6 million of cash was paid for the purchase of the remaining 21% interest in Heinz UFE Ltd., a Chinese subsidiary of the Company that manufactures infant feeding products. In the prior year, $62 million of cash was paid for the purchase of the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces.

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

On May 26, 2011, the Company announced that its Board of Directors approved a 6.7% increase in the quarterly dividend on common stock from 45 cents to 48 cents, an annual indicative rate of $1.92 per share for Fiscal 2012, effective with the July 2011 dividend payment. Fiscal 2012 dividend payments are expected to be approximately $620 million.

At April 27, 2011, the Company had total debt of $4.61 billion (including $151 million relating to the hedge accounting adjustments) and cash and cash equivalents and short-term investments of $784 million. Total debt balances have decreased slightly since prior year end due to the items discussed above. The Company is currently evaluating alternatives for the refinancing and/or retirement of the $1.45 billion of long-term debt maturing in Fiscal 2012. On May 26, 2011, subsequent to the fiscal year end, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. The proceeds will be used to partially refinance debt that matures in Fiscal 2012.

At April 27, 2011, approximately $600 million of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of foreign taxes already paid.

At April 27, 2011, the Company had a $1.2 billion credit agreement which expires in April 2012. This credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings at April 28, 2010 are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding at April 27, 2011. The credit agreement has customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of April 27, 2011 and April 28, 2010. In June 2011, the Company expects to modify the credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date to 2016. In anticipation of these modifications, the Company terminated a $500 million credit agreement during April 2011. In addition, the Company has $439 million of foreign lines of credit available at April 27, 2011.

After-tax return on invested capital (“ROIC”) is calculated by taking net income attributable to H.J. Heinz Company, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total H.J. Heinz Company shareholders’ equity less cash and cash equivalents, short-term investments, restricted cash, and the hedge accounting adjustments. ROIC was 19.3% in Fiscal 2011, 17.8% in Fiscal 2010, and 18.4% in Fiscal 2009. Fiscal 2011 ROIC was unfavorably impacted by 40 basis points as a result of the Coniexpress acquisition. Fiscal 2010 ROIC was negatively impacted by 90 basis points for the losses on discontinued operations. The increase in ROIC in Fiscal 2011 compared to Fiscal 2010 is largely due to higher earnings and reduced debt levels partially offset by higher equity reflecting the impact of cumulative translation adjustments. ROIC in Fiscal 2009 was favorably impacted by 110 basis points due to the $107 million gain on foreign currency forward contracts discussed earlier. The remaining increase in Fiscal 2010 ROIC compared to Fiscal 2009 is largely due to reduced debt levels and effective management of the asset base.

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

The following table represents the contractual obligations of the Company as of April 27, 2011.

	Fiscal Year
				2017
	2012	2013-2014	2015-2016	Forward	Total
	(Amounts in thousands)

Long Term Debt(1)	$1,627,834	$1,630,192	$285,750	$4,455,247	$7,999,023
Capital Lease Obligations	65,275	34,845	13,611	19,389	133,120
Operating Leases	90,828	149,015	90,190	194,345	524,378
Purchase Obligations	989,102	762,729	278,488	51,715	2,082,034
Other Long Term Liabilities Recorded on the Balance Sheet	67,734	196,198	105,797	160,147	529,876

Total	$2,840,773	$2,772,979	$773,836	$4,880,843	$11,268,431

(1)	Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: income taxes and insurance accruals. The Company is unable to estimate the timing of the payments for these items.

At April 27, 2011, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $117 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is currently unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.

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

As of April 27, 2011, the Company was a party to two operating leases for buildings and equipment under which the Company has guaranteed supplemental payment obligations of approximately $135 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote.

The Company acted as servicer for $29 million and $84 million of U.S. trade receivables sold through an accounts receivable securitization program that are not recognized on the balance sheet as of April 27, 2011 and April 28, 2010, respectively. In addition, the Company acted as servicer for approximately $146 million and $126 million of trade receivables which were sold to unrelated third parties without recourse as of April 27, 2011 and April 28, 2010, respectively.

No significant credit guarantees existed between the Company and third parties as of April 27, 2011.

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

The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	April 27, 2011	April 28, 2010	April 27, 2011	April 28, 2010
	(Dollars in millions)

Purpose of Hedge:
Intercompany cash flows	$1,031	$726	$29	$(5)
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	726	814	(32)	(17)
Forecasted sales and foreign currency denominated assets	104	98	12	22

	$1,861	$1,638	$9	$—

As of April 27, 2011, the Company’s foreign currency contracts mature within three years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 12, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)

Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $4.61 billion (including $151 million relating to hedge accounting adjustments) and $4.62 billion (including $207 million relating to hedge accounting adjustments) at April 27, 2011 and April 28, 2010, respectively. The Company’s debt obligations are summarized in Note 7, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”

In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 27, 2011, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 27, 2011	April 28, 2010
	(Dollars in millions)

Pay floating swaps—notional amount	$1,510	$1,516
Net unrealized gains	$55	$109
Weighted average maturity (years)	1.4	2.5
Weighted average receive rate	6.30%	6.30%
Weighted average pay rate	1.32%	1.47%

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $377 million and $160 million as of April 27, 2011 and April 28, 2010, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. Net unrealized gains/(losses) related to these swaps totaled $9 million and $(12) million as of April 27, 2011 and April 28, 2010, respectively. The swaps that were entered into in Fiscal 2010 are scheduled to mature in Fiscal 2013 and the swaps that were entered into in the third quarter of Fiscal 2011 are scheduled to mature in Fiscal 2014.

Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 27, 2011, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts,

interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(Dollars in millions)

Foreign currency contracts	$137
Interest rate swap contracts	$5
Cross-currency interest rate swaps	$39

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

The majority, if not all, of our imported products in Venezuela fell into the essential classification and qualified for the 2.60 exchange rate. The elimination of the 2.60 rate had and is expected to have an immaterial unfavorable impact on the Company’s cost of imported goods, capital spending and the payment of U.S. dollar-denominated payables to suppliers recorded as of January 1, 2011 in Venezuela. Also, since our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations, the elimination of the 2.60 rate had no impact relative to this remeasurement. As of April 27, 2011, the amount of VEF pending government approval to be used for dividend repatriations is $28 million at the 4.30 rate, of which $8 million has been pending government approval since September 2008 and $19 million since November 2009.

During Fiscal 2010, the Company recorded a $62 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $107 million at April 27, 2011. While our operating results in Venezuela have been negatively impacted by the currency devaluation, actions have been and will continue to be taken to mitigate these effects. Accordingly, this devaluation has not and is not expected to materially impact our operating results.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At April 27, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $67 million.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 10, “Fair Value Measurements” in Item 8—“Financial Statements and Supplementary Data” for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on January 26, 2012, the first day of the fourth quarter of Fiscal 2012. The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 for any business combinations that are material on an individual or aggregate basis.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 and this adoption is not expected to have an impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 7, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data” for additional information.

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

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. We perform our impairment tests of goodwill at the reporting unit level. The Company has 19 reporting units globally that have assigned goodwill and are thus required to be tested for impairment.

The Company’s estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the models were determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables.

Most of these assumptions vary significantly among the reporting units, but generally, higher assumed growth rates were utilized in emerging markets when compared to developed markets. For each reporting unit and indefinite-lived intangible asset, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 7-16% in Fiscal 2011. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. We validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units, including those with no assigned goodwill, to our market capitalization and a reasonable control premium.

During the fourth quarter of Fiscal 2011, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets. The fair values of each reporting unit significantly exceeded their carrying values, with the exception of one reporting unit, in which there was only a minor excess. The goodwill associated with this reporting unit was $57 million as of April 27, 2011.

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

The Company recognized pension expense related to defined benefit programs of $27 million, $25 million, and $6 million for fiscal years 2011, 2010, and 2009, respectively, which reflected expected return on plan assets of $229 million, $211 million, and $208 million, respectively. The Company contributed $22 million to its pension plans in Fiscal 2011 compared to $540 million in Fiscal 2010 and $134 million in Fiscal 2009. The Company expects to contribute less than $40 million to its pension plans in Fiscal 2012.

One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the year ended April 27, 2011, 8.1% for the year end April 28, 2010, and 8.2% for year ended April 29, 2009. For purposes of calculating Fiscal 2012 expense, the weighted average rate of return will be approximately 8.2%.

Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 27, 2011 decreased to 5.5% from 5.6% as of April 28, 2010.

Deferred gains and losses result from actual experience differing from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $910 million at April 27, 2011. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 9 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.

The Company’s investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.

The Company’s defined benefit pension plans’ weighted average asset allocation at April 27, 2011 and April 28, 2010 and weighted average target allocation were as follows:

			Target
	Plan Assets at		Allocation at
Asset Category	2011	2010	2011	2010

Equity securities	62%	58%	58%	63%
Debt securities	32%	29%	32%	35%
Real estate	3%	1%	9%	1%
Other(1)	3%	12%	1%	1%

	100%	100%	100%	100%

(1)	Plan assets at April 28, 2010 in the Other asset category include 11% of cash which reflects significant cash contributions to the pension plans prior to the end of Fiscal 2010.

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at April 27, 2011 as determined using an average initial health care trend rate of 7.4% which gradually decreases to an average ultimate rate of 4.8% in 6 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $16 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1 million and decrease the benefit obligation by $14 million.

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

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following rates, the Company’s Fiscal 2011 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease

Pension benefits
Discount rate used in determining projected benefit obligation	$(359)	$387
Discount rate used in determining net pension expense	$(28)	$33
Long-term rate of return on assets used in determining net pension expense	$(28)	$28
Other benefits
Discount rate used in determining projected benefit obligation	$(20)	$21
Discount rate used in determining net benefit expense	$(1)	$1

Income Taxes—The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within other non-current liabilities.

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

The Company has a significant amount of undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested or which may be remitted tax free in certain situations. Our intent is to continue to reinvest these earnings to support our priorities for growth in international markets and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of foreign taxes already paid. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. The Company believes it is not practicable to calculate the deferred tax liability associated with these undistributed earnings as there is a significant amount of uncertainty with respect to the tax impact resulting from the significant judgment required to analyze the amount of foreign tax credits attributable to the earnings, the potential timing of any distributions, as well as the local withholding tax and other indirect tax consequences that may arise due to the potential distribution of these earnings.

Input Costs

In general, the effects of cost inflation may be experienced by the Company in future periods. During Fiscals 2010 and 2011, the Company experienced wide-spread inflationary increases in commodity input costs, which is expected to continue in Fiscal 2012. Price increases and continued productivity improvements have and are expected to continue to help offset these cost increases.

Stock Market Information

H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2011 approximated 34,400. The closing price of the common stock on The New York Stock Exchange composite listing on April 27, 2011 was $51.23.

Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low

2011
First	$47.48	$40.00
Second	49.95	44.35
Third	50.77	47.51
Fourth	51.38	46.99
2010
First	$38.85	$34.03
Second	41.60	37.30
Third	43.75	39.69
Fourth	47.84	42.67

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. This evaluation excluded the business of Coniexpress S.A. Industrias Alimenticias (Coniexpress S.A.) which was acquired on April 1, 2011. As of April 27, 2011, Coniexpress S.A.’s total assets represented 6.6% of our total consolidated assets as of fiscal year end. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 27, 2011, as stated in their report which appears herein.

/s/  William R. Johnson

Chairman, President and
Chief Executive Officer

/s/  Arthur B. Winkleblack

Executive Vice President and
Chief Financial Officer

June 16, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
H. J. Heinz Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 27, 2011 and April 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Coniexpress S.A. Industrias Alimenticias (Coniexpress S.A.) from its assessment of internal control over financial reporting as of April 27, 2011 because it was acquired by the Company in a purchase business combination on April 1, 2011. We have also excluded Coniexpress S.A. from our audit of internal control over financial reporting. Coniexpress S.A. is a majority-owned subsidiary whose total assets represent 6.6% of the Company’s total consolidated assets as of April 27, 2011.

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
June 16, 2011

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Income

	Fiscal Year Ended
	April 27, 2011	April 28, 2010	April 29, 2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)

Sales	$10,706,588	$10,494,983	$10,011,331
Cost of products sold	6,754,048	6,700,677	6,442,075

Gross profit	3,952,540	3,794,306	3,569,256
Selling, general and administrative expenses	2,304,350	2,235,078	2,066,810

Operating income	1,648,190	1,559,228	1,502,446
Interest income	22,565	45,137	64,150
Interest expense	275,398	295,711	339,635
Other (expense)/income, net	(21,188)	(18,200)	92,922

Income from continuing operations before income taxes	1,374,169	1,290,454	1,319,883
Provision for income taxes	368,221	358,514	375,483

Income from continuing operations	1,005,948	931,940	944,400
Loss from discontinued operations, net of tax	—	(49,597)	(6,439)

Net income	1,005,948	882,343	937,961
Less: Net income attributable to the noncontrolling interest	16,438	17,451	14,889

Net income attributable to H. J. Heinz Company	$989,510	$864,892	$923,072

Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$3.06	$2.87	$2.91
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.16)	(0.02)

Net income attributable to H. J. Heinz Company common shareholders	$3.06	$2.71	$2.89

Average common shares outstanding—diluted	323,042	318,113	318,063

Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$3.09	$2.89	$2.95
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	(0.16)	(0.02)

Net income attributable to H. J. Heinz Company common shareholders	$3.09	$2.73	$2.93

Average common shares outstanding—basic	320,118	315,948	313,747

Cash dividends per share	$1.80	$1.68	$1.66

Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$989,510	$914,489	$929,511
Loss from discontinued operations, net of tax	—	(49,597)	(6,439)

Net income	$989,510	$864,892	$923,072

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 27,	April 28,
	2011	2010
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$724,311	$483,253
Trade receivables (net of allowances: 2011—$10,909 and 2010—$10,196)	1,039,064	794,845
Other receivables (net of allowances: 2011—$503 and 2010—$268)	225,968	250,493
Inventories:
Finished goods and work-in-process	1,165,069	979,543
Packaging material and ingredients	286,477	269,584

Total inventories	1,451,546	1,249,127
Prepaid expenses	159,521	130,819
Other current assets	153,132	142,588

Total current assets	3,753,542	3,051,125

Property, plant and equipment:
Land	85,457	77,248
Buildings and leasehold improvements	1,019,311	842,346
Equipment, furniture and other	4,119,947	3,546,046

	5,224,715	4,465,640
Less accumulated depreciation	2,719,632	2,373,844

Total property, plant and equipment, net	2,505,083	2,091,796

Other non-current assets:
Goodwill	3,298,441	2,770,918
Trademarks, net	1,156,221	895,138
Other intangibles, net	442,563	402,576
Other non-current assets	1,074,795	864,158

Total other non-current assets	5,972,020	4,932,790

Total assets	$12,230,645	$10,075,711

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Balance Sheets

	April 27,	April 28,
	2011	2010
	(In thousands)

Liabilities and Equity
Current liabilities:
Short-term debt	$87,800	$43,853
Portion of long-term debt due within one year	1,447,132	15,167
Trade payables	1,337,620	1,007,517
Other payables	162,047	121,997
Accrued marketing	313,389	288,579
Other accrued liabilities	715,147	667,653
Income taxes	98,325	30,593

Total current liabilities	4,161,460	2,175,359

Long-term debt and other non-current liabilities:
Long-term debt	3,078,128	4,559,152
Deferred income taxes	897,179	665,089
Non-pension post-retirement benefits	216,172	216,423
Other non-current liabilities	570,571	511,192

Total long-term debt and other non-current liabilities	4,762,050	5,951,856

Redeemable noncontrolling interest	124,669	—
Equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value(1)	69	70
Common stock, 431,096 shares issued, $0.25 par value	107,774	107,774

	107,843	107,844
Additional capital	629,367	657,596
Retained earnings	7,264,678	6,856,033

	8,001,888	7,621,473
Less:
Treasury shares, at cost (109,818 shares at April 27, 2011 and 113,404 shares at April 28, 2010)	4,593,362	4,750,547
Accumulated other comprehensive loss	299,564	979,581

Total H.J. Heinz Company shareholders’ equity	3,108,962	1,891,345
Noncontrolling interest	73,504	57,151

Total equity	3,182,466	1,948,496

Total liabilities and equity	$12,230,645	$10,075,711

(1)	The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of April 27, 2011, there were authorized, but unissued, 2,200 shares of third cumulative preferred stock for which the series had not been designated.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Equity

	April 27, 2011			April 28, 2010			April 29, 2009
	Shares	Dollars		Shares	Dollars		Shares	Dollars
		(Amounts in thousands, expect per share amounts)

PREFERRED STOCK
Balance at beginning of year	7	$70		7	$70		7	$72
Conversion of preferred into common stock	—	(1)		—	—		—	(2)

Balance at end of year	7	69		7	70		7	70

Authorized shares- April 27, 2011	7

COMMON STOCK
Balance at beginning of year	431,096	107,774		431,096	107,774		431,096	107,774

Balance at end of year	431,096	107,774		431,096	107,774		431,096	107,774

Authorized shares- April 27, 2011	600,000

ADDITIONAL CAPITAL
Balance at beginning of year		657,596			737,917			617,811
Conversion of preferred into common stock		(39)			(29)			(95)
Stock options exercised, net of shares tendered for payment		(26,482	)(4)		(21,717	)(4)		98,736 (4)
Stock option expense		9,447			7,897			9,405
Restricted stock unit activity		(8,119)			(9,698)			(538)
Tax settlement(1)		—			—			8,537
Purchase of subsidiary shares from noncontrolling interests(2)		(2,411)			(54,209)			—
Other, net(3)		(625)			(2,565)			4,061

Balance at end of year		629,367			657,596			737,917

RETAINED EARNINGS
Balance at beginning of year		6,856,033			6,525,719			6,129,008
Net income attributable to H.J. Heinz Company		989,510			864,892			923,072
Cash dividends:
Preferred (per share $1.70 per share in 2011, 2010 and 2009)		(12)			(9)			(12)
Common (per share $1.80, $1.68, and $1.66 in 2011, 2010 and 2009, respectively)		(579,606)			(533,543)			(525,281)
Other(5)		(1,247)			(1,026)			(1,068)

Balance at end of year		7,264,678			6,856,033			6,525,719

TREASURY STOCK
Balance at beginning of year	(113,404)	(4,750,547)		(116,237)	(4,881,842)		(119,628)	(4,905,755)
Shares reacquired	(1,425)	(70,003)		—	—		(3,650)	(181,431)
Conversion of preferred into common stock	1	40		1	29		3	97
Stock options exercised, net of shares tendered for payment	4,495	203,196		2,038	94,315		6,179	178,559
Restricted stock unit activity	296	13,756		470	21,864		485	15,026
Other, net(3)	218	10,196		324	15,087		374	11,662

Balance at end of year	(109,819)	$(4,593,362)		(113,404)	$(4,750,547)		(116,237)	$(4,881,842)

(1)	See Note No. 6 for further details.

(2)	See Note No. 4 for further details.

(3)	Includes activity of the Global Stock Purchase Plan.

(4)	Includes income tax benefit resulting from exercised stock options.

(5)	Includes adoption of the measurement date provisions of accounting guidance for defined benefit pension and other postretirement plans and unpaid dividend equivalents on restricted stock units.

(6)	Comprised of unrealized translation adjustment of $337,075, pension and post-retirement benefits net prior service cost of $(7,232) and net losses of $(619,708), and deferred net gains on derivative financial instruments of $(9,699).

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Equity

	April 27, 2011			April 28, 2010		April 29, 2009
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(Amounts in thousands, expect per share amounts)

OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		$(979,581)			$(1,269,700)		$(61,090)
Net pension and post-retirement benefit gains/(losses)		77,355			78,871		(301,347)
Reclassification of net pension and post-retirement benefit losses to net income		53,353			38,903		24,744
Unrealized translation adjustments		563,060			193,600		(944,439)
Net change in fair value of cash flow hedges		9,790			(32,488)		33,204
Net hedging (gains)/losses reclassified into earnings		(21,365)			13,431		(20,772)
Purchase of subsidiary shares from noncontrolling interests(2)		(2,176)			(2,198)		—

Balance at end of year		(299,564	)(6)		(979,581)		(1,269,700)

TOTAL H.J. HEINZ COMPANY SHAREHOLDERS’ EQUITY		3,108,962			1,891,345		1,219,938

NONCONTROLLING INTEREST
Balance at beginning of year		57,151			59,167		65,727
Net income attributable to the noncontrolling interest		16,438			17,451		14,889
Other comprehensive income, net of tax:
Net pension and post-retirement benefit losses		(57)			(1,266)		(464)
Unrealized translation adjustments		4,816			8,411		(8,110)
Net change in fair value of cash flow hedges		(395)			(788)		131
Net hedging losses/(gains) reclassified into earnings		571			254		(56)
Purchase of subsidiary shares from noncontrolling interests(2)		(1,750)			(5,467)		—
Dividends paid to noncontrolling interest		(3,270)			(20,611)		(12,950)

Balance at end of year		73,504			57,151		59,167

TOTAL EQUITY		$3,182,466			$1,948,496		$1,279,105

COMPREHENSIVE INCOME
Net income		$1,005,948			$882,343		$937,961
Other comprehensive income, net of tax:
Net pension and post-retirement benefit gains/(losses)		77,298			77,605		(301,811)
Reclassification of net pension and post-retirement benefit losses to net income		53,353			38,903		24,744
Unrealized translation adjustments		567,876			202,011		(952,549)
Net change in fair value of cash flow hedges		9,395			(33,276)		33,335
Net hedging (gains)/losses reclassified into earnings		(20,794)			13,685		(20,828)

Total comprehensive income/(loss)		1,693,076			1,181,271		(279,148)
Comprehensive income attributable to the noncontrolling interest		(21,373)			(24,062)		(6,390)

Comprehensive income/(loss) attributable to H.J. Heinz Company		$1,671,703			$1,157,209		$(285,538)

Note: See Footnote explanations on Page 43.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 27,	April 28,	April 29,
	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Operating activities:
Net income	$1,005,948	$882,343	$937,961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	255,227	254,528	241,294
Amortization	43,433	48,308	40,081
Deferred tax provision	153,725	220,528	108,950
Net losses/(gains) on disposals	—	44,860	(6,445)
Pension contributions	(22,411)	(539,939)	(133,714)
Other items, net	98,172	90,938	(85,029)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(91,057)	121,387	(10,866)
Inventories	(80,841)	48,537	50,731
Prepaid expenses and other current assets	(1,682)	2,113	996
Accounts payable	233,339	(2,805)	(62,934)
Accrued liabilities	(60,862)	96,533	24,641
Income taxes	50,652	(5,134)	61,216

Cash provided by operating activities	1,583,643	1,262,197	1,166,882

Investing activities:
Capital expenditures	(335,646)	(277,642)	(292,121)
Proceeds from disposals of property, plant and equipment	13,158	96,493	5,407
Acquisitions, net of cash acquired	(618,302)	(11,428)	(293,898)
Proceeds from divestitures	1,939	18,637	13,351
Change in restricted cash	(5,000)	192,736	(192,736)
Other items, net	(5,781)	(5,353)	(1,197)

Cash (used for)/provided by investing activities	(949,632)	13,443	(761,194)

Financing activities:
Payments on long-term debt	(45,766)	(630,394)	(427,417)
Proceeds from long-term debt	229,851	447,056	853,051
Net payments on commercial paper and short-term debt	(193,200)	(427,232)	(483,666)
Dividends	(579,618)	(533,552)	(525,293)
Purchases of treasury stock	(70,003)	—	(181,431)
Exercise of stock options	154,774	67,369	264,898
Acquisition of subsidiary shares from noncontrolling interests	(6,338)	(62,064)	—
Other items, net	27,791	(9,099)	(16,478)

Cash used for financing activities	(482,509)	(1,147,916)	(516,336)

Effect of exchange rate changes on cash and cash equivalents	89,556	(17,616)	(133,894)

Net increase/(decrease) in cash and cash equivalents	241,058	110,108	(244,542)
Cash and cash equivalents at beginning of year	483,253	373,145	617,687

Cash and cash equivalents at end of year	$724,311	$483,253	$373,145

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Fiscal Year:

H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year ending the Wednesday nearest April 30. However, certain foreign subsidiaries have earlier closing dates to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 27, 2011, April 28, 2010, and April 29, 2009.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries, and any variable interest entities for which we are the primary beneficiary. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. All intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the Fiscal 2011 presentation.

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

Goodwill and Intangibles:

Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. The annual impairment tests are performed during the fourth quarter of each fiscal year. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. We perform our impairment tests of goodwill at the reporting unit level. The Company’s estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates, working capital changes and macroeconomic factors.

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

All stock-based compensation expense is recognized as a component of selling, general and administrative expenses in the Consolidated Statements of Income.

Financial Instruments:

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value, except as disclosed in Note 10. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.

The Company uses derivative financial instruments for the purpose of hedging foreign currency, debt and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined using observable market data. Derivatives with scheduled maturities of less than one year are included in other receivables or other payables, based on the instrument’s fair value. Derivatives with scheduled maturities beyond one year are classified between current and long-term based on the timing of anticipated future cash flows. The current portion of these instruments is included in other receivables or other payables and the long-term portion is presented as a component of other non-current assets or other non-current liabilities, based on the instrument’s fair value.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 10 for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on January 26, 2012, the first day of the fourth quarter of Fiscal 2012. The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 for any business combinations that are material on an individual or aggregate basis.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company is required to adopt this amendment on April 28, 2011, the first day of Fiscal 2012 and this adoption is not expected to have an impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on April 29, 2010, the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 7 for additional information.

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

In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for Fiscal 2010 and 2009. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28, 2010	April 29, 2009
	FY 2010	FY 2009
	(Millions of Dollars)

Sales	$63.0	$136.8
Net after-tax losses	$(4.7)	$(6.4)
Tax benefit on losses	$2.0	$2.4

During the fourth quarter of Fiscal 2010, the Company received cash proceeds of $94.6 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction includes the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds are intended to compensate the Company for costs, both capital and expense, the Company will incur three years from the date of the transaction, which is the length of time the Company has to exit the current factory location and construct certain new facilities. Note, the Company will likely incur costs to rebuild an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory while commencing to execute its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the proceeds received, $81.2 million was deferred based on management’s total estimated future costs to be recovered and incurred and recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation in the Company’s consolidated balance sheet as of April 28, 2010. These deferred amounts are recognized as the related costs are incurred. If estimated costs differ from what is actually incurred, these adjustments are reflected in earnings. As of April 27, 2011, the remaining deferred amount on the consolidated balance sheet was $63.2 million and was

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recorded in other non-current liabilities, other accrued liabilities and accumulated depreciation. No significant adjustments were reflected in earnings in Fiscal 2011. The excess of the $94.6 million of proceeds received over estimated costs to be recovered and incurred was $15.0 million which has been recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010.

4.	Acquisitions

On April 1, 2011, the Company acquired an 80% stake in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $493.5 million in cash, which includes $10.6 million of acquired cash and $60.1 million of short-term investments. The Company also incurred $11.3 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which have been recorded in selling, general and administrative expenses in the consolidated statement of income. The Company has the right to exercise a call option at any time requiring the minority partner to sell his 20% equity interest, while the minority partner has the right to exercise a put option requiring the Company to purchase his 20% equity interest (see Note 17 for additional explanation). The Coniexpress acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary allocations of the purchase price resulted in goodwill of $300.2 million, which was assigned to the Rest of World segment and is not deductible for tax purposes. In addition, $161.9 million of intangible assets were acquired, $142.0 million of which relate to trademarks which are not subject to amortization. The remaining $19.9 million represents customer-related assets which will be amortized over 15 years. In addition, the stock purchase agreement provides the Company with rights to recover from the sellers a portion of the costs associated with certain contingent liabilities incurred pre-acquisition. Based on the Company’s assessment as of the acquisition date, a $26.3 million indemnification asset has been recorded in Other non-current assets related to a contingent liability of $52.6 million recorded in Other non-current liabilities.

On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China for $165.4 million in cash, which includes $30.0 million of acquired cash, as well as a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $44.5 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities in our consolidated balance sheet as of April 27, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, is and will be recognized in earnings in the period of the estimated fair value change. See Note 10 for further explanation. A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate.

The Foodstar acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $77.3 million, which was assigned to the Asia/Pacific segment and is not deductible for tax purposes. In addition $70.7 million of intangible assets were acquired, $42.4 million of which relate to trademarks and are not subject to amortization. The remaining $28.3 million will be amortized over a weighted average life of 31 years.

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

All of the Fiscal 2010 and 2009 acquisitions have been accounted for as business combinations and accordingly, the purchase price has been allocated to assets and liabilities based upon their estimated fair values as of the acquisition date.

Operating results of the above-mentioned businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. Pro forma results of the Company, assuming all of the acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported. There are no significant contingent payments, options or commitments associated with any of the acquisitions, except as disclosed above.

During Fiscal 2011, the Company acquired the remaining 21% interest in Heinz UFE Ltd., a Chinese subsidiary of the Company that manufactures infant feeding products, for $6.3 million. The purchase has been accounted for primarily as a reduction in additional capital and noncontrolling interest on the consolidated statements of equity. Prior to the transaction, the Company was the owner of 79% of the business.

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the fiscal year ended April 27, 2011, by reportable segment, are as follows:

	North
	American
	Consumer		Asia/	U.S.	Rest of
	Products	Europe	Pacific	Foodservice	World	Total
			(Thousands of Dollars)

Balance at April 29, 2009	$1,074,841	$1,090,998	$248,222	$260,523	$13,204	$2,687,788
Acquisitions	6,378	—	—	—	—	6,378
Purchase accounting adjustments	—	(895)	(3,030)	—	—	(3,925)
Disposals	—	(483)	—	(2,849)	—	(3,332)
Translation adjustments	21,672	17,124	44,233	—	980	84,009

Balance at April 28, 2010	1,102,891	1,106,744	289,425	257,674	14,184	2,770,918
Acquisitions	—	—	77,345	—	300,227	377,572
Purchase accounting adjustments	—	(278)	(10,688)	—	—	(10,966)
Translation adjustments	8,846	114,774	35,998	—	1,299	160,917

Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441

During the fourth quarter of Fiscal 2011, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets.

During the fourth quarter of Fiscal 2011, the Company finalized the purchase price allocation for the Foodstar acquisition resulting primarily in immaterial adjustments between goodwill, accrued liabilities and income taxes. Also, during the fourth quarter of Fiscal 2011, the Company acquired Coniexpress and a preliminary purchase price allocation was recorded. The Company expects to finalize the purchase price allocation related to the Coniexpress acquisition upon completion of third party valuation procedures. All of the purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010. Total goodwill accumulated impairment losses for the Company were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 29, 2009, April 28, 2010 and April 27, 2011.

During Fiscal 2010, the Company divested its Kabobs and Appetizers And, Inc. frozen hors d’oeuvres businesses within the U.S. Foodservice segment, and completed the sale of its private label frozen desserts business in the U.K. These sale transactions resulted in disposals of goodwill, trademarks and other intangible assets. See Note 3 for additional information.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Trademarks and other intangible assets at April 27, 2011 and April 28, 2010, subject to amortization expense, are as follows:

	April 27, 2011			April 28, 2010
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
			(Thousands of dollars)

Trademarks	$297,020	$(83,343)	$213,677	$267,435	$(73,500)	$193,935
Licenses	208,186	(158,228)	49,958	208,186	(152,509)	55,677
Recipes/processes	90,553	(31,988)	58,565	78,080	(26,714)	51,366
Customer-related assets	224,173	(57,555)	166,618	180,302	(43,316)	136,986
Other	79,045	(54,833)	24,212	66,807	(54,157)	12,650

	$898,977	$(385,947)	$513,030	$800,810	$(350,196)	$450,614

Amortization expense for trademarks and other intangible assets was $29.0 million, $28.2 million and $28.2 million for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of April 27, 2011, amortization expense for each of the next five fiscal years is estimated to be approximately $29 million.

Intangible assets not subject to amortization at April 27, 2011 totaled $1,085.7 million and consisted of $942.5 million of trademarks, $122.5 million of recipes/processes, and $20.7 million of licenses. Intangible assets not subject to amortization at April 28, 2010 totaled $847.1 million and consisted of $701.2 million of trademarks, $113.8 million of recipes/processes, and $32.1 million of licenses.

6.	Income Taxes

The following table summarizes the (benefit)/provision for U.S. federal, state and foreign taxes on income from continuing operations.

	2011	2010	2009
	(Dollars in thousands)

Current:
U.S. federal	$38,686	$(24,446)	$73,490
State	14,507	(809)	1,855
Foreign	161,304	163,241	192,765

	214,497	137,986	268,110

Deferred:
U.S. federal	123,601	165,141	73,130
State	(4,318)	8,141	8,230
Foreign	34,441	47,246	26,013

	153,724	220,528	107,373

Provision for income taxes	$368,221	$358,514	$375,483

Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $21.4 million in Fiscal 2011, $9.3 million in Fiscal 2010 and $17.6 million in Fiscal 2009.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of income from continuing operations before income taxes consist of the following:

	2011	2010	2009
	(Dollars in thousands)

Domestic	$565,831	$499,059	$534,217
Foreign	808,338	791,395	785,666

From continuing operations	$1,374,169	$1,290,454	$1,319,883

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2011	2010	2009

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(5.3)	(3.5)	(4.1)
State income taxes (net of federal benefit)	0.3	0.3	0.6
Earnings repatriation	3.3	1.2	0.4
Tax free interest	(4.2)	(4.6)	(2.5)
Effects of revaluation of tax basis of foreign assets	(1.6)	(0.5)	(0.7)
Other	(0.7)	(0.1)	(0.3)

Effective tax rate	26.8%	27.8%	28.4%

The decrease in the effective tax rate in Fiscal 2011 is primarily the result of increased benefits from foreign tax planning and increased tax exempt foreign income, partially offset by higher taxes on repatriation of earnings. The decrease in the effective tax rate in Fiscal 2010 was primarily the result of tax efficient financing of the Company’s operations, partially offset by higher taxes on repatriation of earnings. The effective tax rate in Fiscal 2009 was impacted by a smaller benefit from tax free interest partially offset by lower earnings repatriation costs.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 27, 2011 and April 28, 2010.

	2011	2010
	(Dollars in thousands)

Depreciation/amortization	$939,545	$754,353
Benefit plans	93,916	38,718
Deferred income	126,917	66,920
Financing costs	118,118	118,512
Other	48,839	102,663

Deferred tax liabilities	1,327,335	1,081,166

Operating loss carryforwards and carrybacks	(120,261)	(159,519)
Benefit plans	(168,001)	(178,363)
Depreciation/amortization	(108,873)	(74,925)
Tax credit carryforwards	(41,850)	(62,284)
Deferred income	(24,235)	(36,373)
Other	(109,929)	(123,681)

Deferred tax assets	(573,149)	(635,145)

Valuation allowance	64,386	62,519

Net deferred tax liabilities	$818,572	$508,540

The Company also has foreign deferred tax assets and valuation allowances of $135.1 million, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.

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

At the end of Fiscal 2011, foreign operating loss carryforwards totaled $419.2 million. Of that amount, $288.8 million expire between 2012 and 2031; the other $130.4 million do not expire. Deferred tax assets of $18.1 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire in 2020. Deferred tax assets of $12.6 million have been recorded for state operating loss carryforwards. These losses expire between 2012 and 2031. Additionally, the Company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.

The net change in the Fiscal 2011 valuation allowance shown above is an increase of $1.9 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized, partially offset by the release of valuation allowance related to state tax loss and credit carryforwards resulting from a reorganization plan. The net change in the Fiscal 2010 valuation allowance was an increase of $3.4 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized prior to their expiration date, partially offset by a reduction in

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unrealizable net state deferred tax assets. The net change in the Fiscal 2009 valuation allowance was an increase of $7.1 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards and state deferred tax assets that were not expected to be utilized prior to their expiration date.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(Dollars in millions)

Balance at the beginning of the fiscal year	$57.1	$86.6	$129.1
Increases for tax positions of prior years	13.5	3.7	9.4
Decreases for tax positions of prior years	(26.0)	(35.4)	(59.5)
Increases based on tax positions related to the current year	10.8	10.4	13.1
Increases due to business combinations	26.9	—	3.8
Decreases due to settlements with taxing authorities	(5.4)	(0.8)	(0.8)
Decreases due to lapse of statute of limitations	(6.2)	(7.4)	(8.5)

Balance at the end of the fiscal year	$70.7	$57.1	$86.6

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $56.5 million and $38.2 million, on April 27, 2011 and April 28, 2010, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2011, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $1.3 million and $0.1 million, respectively. For Fiscal 2010, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $5.2 million and $1.0 million, respectively. For Fiscal 2009, the total amount of net interest and penalty expense included in the provision for income taxes was an expense of $3.1 million and a benefit of $0.6 million, respectively. The total amount of interest and penalties accrued as of April 27, 2011 was $27.3 million and $21.1 million, respectively. The corresponding amounts of accrued interest and penalties at April 28, 2010 were $17.3 million and $1.2 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $17.9 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of state and foreign audits in process.

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

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

years through Fiscal 2009 for the U.S., through Fiscal 2008 for the United Kingdom, through Fiscal 2007 for Italy, and through Fiscal 2006 for Australia and Canada.

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $4.4 billion at April 27, 2011. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

7.	Debt and Financing Arrangements

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

For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $29.0 million and $84.2 million during the years ended April 27, 2011 and April 28, 2010, respectively, resulting in a decrease of $55.2 million in cash for sales under this program for Fiscal 2011 and an increase in cash of $84.2 million for Fiscal 2010. The fair value of the deferred purchase price was $173.9 million and $89.2 million as of April 27, 2011 and April 28, 2010, respectively. The decrease in cash proceeds related to the deferred purchase price was $84.7 million for the fiscal year ended April 27, 2011. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of April 27, 2011 and April 28, 2010, due to the nature of the short-term underlying financial assets.

Short-term debt consisted of bank debt and other borrowings of $87.8 million and $43.9 million as of April 27, 2011 and April 28, 2010, respectively. The weighted average interest rate was 3.4% and 4.7% for Fiscal 2011 and Fiscal 2010, respectively.

At April 27, 2011, the Company had a $1.2 billion credit agreement which expires in April 2012. This credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings at April 28, 2010 are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding at April 27, 2011. The credit agreement has customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of April 27, 2011 and April 28, 2010. In June 2011, the Company expects to modify the credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date to 2016. In anticipation of these modifications, the Company terminated a $500 million credit agreement during April 2011. In addition, the Company has $439.2 million of foreign lines of credit available at April 27, 2011.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of April 27, 2011 and April 28, 2010:

	2011	2010
	(Dollars in thousands)

Commercial Paper (variable rate)	$—	$232,829
7.125% U.S. Dollar Notes due August 2039	625,569	624,531
8.0% Heinz Finance Preferred Stock due July 2013	350,000	350,000
5.35% U.S. Dollar Notes due July 2013	499,923	499,888
6.625% U.S. Dollar Notes due July 2011	749,982	749,878
6.00% U.S. Dollar Notes due March 2012	599,631	599,187
U.S. Dollar Remarketable Securities due December 2020	119,000	119,000
6.375% U.S. Dollar Debentures due July 2028	230,878	230,619
6.25% British Pound Notes due February 2030	206,590	188,928
6.75% U.S. Dollar Notes due March 2032	435,038	440,942
Japanese Yen Credit Agreement due October 2012 (variable rate)	182,571	159,524
Japanese Yen Credit Agreement due December 2013 (variable rate)	194,742	—
Other U.S. Dollar due May 2011—November 2034 (0.90—7.94)%	112,829	110,339
Other Non-U.S. Dollar due May 2011—May 2023 (3.50—11.25)%	67,964	61,558

	4,374,717	4,367,223
Hedge Accounting Adjustments (See Note 12)	150,543	207,096
Less portion due within one year	(1,447,132)	(15,167)

Total long-term debt	$3,078,128	$4,559,152

Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.23%	4.45%

On May 26, 2011, subsequent to the fiscal year end, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. The proceeds will be used to partially refinance debt that matures in Fiscal 2012.

During the third quarter of Fiscal 2011, the Company entered into a variable rate, three-year 16 billion Japanese yen denominated credit agreement. The proceeds were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to $193.2 million and the interest rate was fixed at 2.66%. See Note 12 for additional information.

During the first quarter of Fiscal 2010, H. J. Heinz Finance Company (“HFC”), a subsidiary of Heinz, issued $250 million of 7.125% notes due 2039. The notes are fully, unconditionally and irrevocably guaranteed by the Company. The proceeds from the notes were used for payment of the cash component of the exchange transaction discussed below as well as various expenses relating to the exchange, and for general corporate purposes.

During the second quarter Fiscal 2010, HFC issued $681 million of 7.125% notes due 2039 (of the same series as the notes discussed above), and paid $217.5 million of cash, in exchange for $681 million of its outstanding 15.590% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cash payment of $89.0 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, have been accounted for as a reduction in the book value of the debt, and will be amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in the second quarter of Fiscal 2010 in connection with the dealer remarketable securities exchange transaction. See Note 12 for additional information. The next remarketing on the remaining remarketable securities ($119 million) is scheduled for December 1, 2011. If the remaining securities are not remarketed, then the Company is required to repurchase all of the remaining securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires the remaining securities from the holders, the Company is required to pay to the holder of the remaining remarketing option the option settlement amount. This value fluctuates based on market conditions.

During the second quarter of Fiscal 2010, the Company entered into a three-year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to $167.3 million and the interest rate was fixed at 4.084%. See Note 12 for additional information.

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

Annual maturities of long-term debt during the next five fiscal years are $1,447.1 million in 2012, $225.1 million in 2013, $1,082.9 million in 2014, $5.4 million in 2015 and $5.6 million in 2016.

8.	Supplemental Cash Flows Information

	2011	2010	2009
	(Dollars in thousands)

Cash Paid During the Year For:
Interest	$268,131	$305,332	$310,047

Income taxes	$154,527	$138,953	$203,298

Details of Acquisitions:
Fair value of assets	$1,057,870	$16,072	$478,440
Liabilities(1)	274,294	4,644	181,093
Redeemable noncontrolling interest(2)	124,669	—	—

Cash paid	658,907	11,428	297,347
Less cash acquired	40,605	—	3,449

Net cash paid for acquisitions	$618,302	$11,428	$293,898

(1)	Includes contingent obligations to sellers of $44.5 million in 2011.

(2)	See Note 17 for additional information.

During Fiscal 2010, HFC issued $681 million of 30 year notes and paid $217.5 million of cash in exchange for $681 million of its outstanding dealer remarketable securities. The $681 million of notes

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

exchanged was a non-cash transaction and has been excluded from the consolidated statement of cash flows for the year ended April 28, 2010. See Note 7 for additional information.

The Company recognized $41.8 million of property, plant and equipment and debt in Fiscal 2010 related to contractual arrangements that contain a lease. These non-cash transactions have been excluded from the consolidated statement of cash flows for the year ended April 28, 2010.

In addition, the Company acted as servicer for approximately $146 million and $126 million of trade receivables which were sold to unrelated third parties without recourse as of April 27, 2011 and April 28, 2010, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.

The Company has not recorded any servicing assets or liabilities as of April 27, 2011 or April 28, 2010 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

9.	Employees’ Stock Incentive Plans and Management Incentive Plans

As of April 27, 2011, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans recognized in selling, general and administrative expenses, and the related tax benefit was $32.7 million and $10.4 million for the fiscal year ended April 27, 2011, $33.4 million and $10.3 million for the fiscal year ended April 28, 2010, and $37.9 million and $12.8 million for the fiscal year ended April 29, 2009, respectively.

The Company has two plans from which it issued equity based awards, the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002, and the 2000 Stock Option Plan (the “2000 Plan”), which was approved by shareholders on September 12, 2000 for a ten-year period. The Company’s primary means for issuing equity-based awards is the 2003 Plan. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may be issued as stock options. The maximum number of shares that may be granted under this plan is 18.9 million shares. Shares issued under these plans are sourced from available treasury shares.

Stock Options:

Stock options generally vest over a period of one to four years after the date of grant. Awards granted prior to Fiscal 2006 generally had a maximum term of ten years. Beginning in Fiscal 2006, awards have a maximum term of seven years.

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

The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the fiscal year ended April 27, 2011, $12.4 million of cash tax benefits was reported as an operating cash inflow and $8.6 million of excess

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tax benefits as a financing cash inflow. For the fiscal year ended April 28, 2010, $6.9 million of cash tax benefits was reported as an operating cash inflow and $2.4 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 29, 2009, $9.5 million of cash tax benefits was reported as an operating cash inflow and $4.8 million of excess tax benefits as a financing cash inflow.

As of April 27, 2011, there were no shares available for issuance under the 2000 Plan due to the expiration of the 2000 Plan in September 2010. During the fiscal year ended April 27, 2011, 7,465 shares were forfeited and returned to the plan. During the fiscal year ended April 27, 2011, 10,117 shares were issued from the 2000 Plan.

A summary of the Company’s 2003 Plan at April 27, 2011 is as follows:

2003 Plan
(Amounts in
thousands)

Number of shares authorized	18,869
Number of stock option shares granted	(8,343)
Number of stock option shares cancelled/forfeited and returned to the plan	236
Number of restricted stock units and restricted stock issued	(4,532)

Shares available for grant as stock options	6,230

During Fiscal 2011, the Company granted 1,733,135 option awards to employees sourced from the 2000 and 2003 Plans. The weighted average fair value per share of the options granted during the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009 as computed using the Black-Scholes pricing model was $5.36, $4.71, and $5.75, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 27,	April 28,	April 29,
	2011	2010	2009

Dividend yield	3.9%	4.3%	3.3%
Expected volatility	20.5%	20.2%	14.9%
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	1.7%	2.7%	3.1%

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

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Options	(per share)	Intrinsic Value
	(Amounts in thousands, except per share data)

Options outstanding at April 30, 2008	22,134	$40.06	$886,758
Options granted	1,551	50.91	78,978
Options exercised	(6,684)	42.35	(283,064)
Options cancelled/forfeited and returned to the plan	(2,901)	47.77	(138,601)

Options outstanding at April 29, 2009	14,100	38.59	544,071
Options granted	1,768	39.12	69,166
Options exercised	(2,921)	35.46	(103,558)
Options cancelled/forfeited and returned to the plan	(26)	40.44	(1,068)

Options outstanding at April 28, 2010	12,921	39.36	508,611
Options granted	1,733	46.42	80,460
Options exercised	(4,813)	35.73	(171,980)
Options cancelled/forfeited and returned to the plan	(73)	42.81	(3,147)

Options outstanding at April 27, 2011	9,768	$42.38	$413,944

Options vested and exercisable at April 29, 2009	10,933	$36.18	$395,558
Options vested and exercisable at April 28, 2010	9,300	$37.59	$349,600
Options vested and exercisable at April 27, 2011	5,744	$40.65	$233,507

The following summarizes information about shares under option in the respective exercise price ranges at April 27, 2011:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average	Weighted-
		Remaining	Remaining		Remaining	Average
Range of Exercise	Number	Life	Exercise Price	Number	Life	Exercise Price
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share
	(Options in thousands)

$29.18-$35.38	1,280	2.0	$33.47	1,274	2.0	$33.47
$35.39-$42.42	3,964	3.5	39.09	2,647	2.6	39.11
$42.43-$51.25	4,524	4.8	47.77	1,823	3.7	47.90

	9,768	3.9	$42.38	5,744	2.8	$40.65

The Company received proceeds of $154.8 million, $67.4 million, and $264.9 million from the exercise of stock options during the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009, respectively. The tax benefit recognized as a result of stock option exercises was $21.0 million, $9.3 million and $14.3 million for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s unvested stock options is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	(per share)
	(Amounts in thousands, except per share data)

Unvested options at April 28, 2010	3,621	$5.36
Options granted	1,733	5.36
Options vested	(1,282)	5.64
Options forfeited	(48)	5.19

Unvested options at April 27, 2011	4,024	$5.27

Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $7.7 million and $8.1 million as of April 27, 2011 and April 28, 2010, respectively. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

Total compensation expense relating to RSUs and restricted stock was $23.2 million, $24.8 million and $26.6 million for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $29.4 million, $29.8 million and $31.8 million at April 27, 2011, April 28, 2010 and April 29, 2009, respectively. The cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the Company’s RSU and restricted stock awards at April 27, 2011 is as follows:

2003 Plan
(Amounts in thousands)

Number of shares authorized	9,440
Number of shares reserved for issuance	(5,851)
Number of shares forfeited and returned to the plan	1,319

Shares available for grant	4,908

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Number of Units	(Per Share)
	(Amounts in thousands,
	except per share data)

Unvested units and stock at April 30, 2008	2,087	$39.88
Units and stock granted	577	49.69
Units and stock vested	(910)	37.91
Units and stock cancelled/forfeited and returned to the plan	(32)	46.52

Unvested units and stock at April 29, 2009	1,722	44.08
Units and stock granted	628	39.55
Units and stock vested	(834)	40.59
Units and stock cancelled/forfeited and returned to the plan	(20)	44.12

Unvested units and stock at April 28, 2010	1,496	44.13
Units and stock granted	574	46.74
Units and stock vested	(725)	44.96
Units and stock cancelled/forfeited and returned to the plan	(49)	43.47

Unvested units and stock at April 27, 2011	1,296	$44.84

Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases. The Company repurchased approximately 1.4 million shares during Fiscal 2011.

Global Stock Purchase Plan:

The Company has a shareholder-approved employee global stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. From the February 2006 to February 2009 offering periods, the purchase price of the option was equal to 85% of the fair market value of the Company’s common stock on the last day of the offering period. Commencing with the August 2009 offering period, the purchase price of the option is equal to 95% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of five million shares. During the two offering periods from February 16, 2010 to February 15, 2011, employees purchased 185,716 shares under the plan. During the two offering periods from February 16, 2009 to February 15, 2010, employees purchased 280,006 shares under the plan.

Annual Incentive Bonus:

The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plans was approximately $45 million, $49 million and $38 million in fiscal years 2011, 2010 and 2009, respectively.

Long-Term Performance Program:

In Fiscal 2011, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 29, 2010. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2012 year end, plus dividends paid over the 2 year performance period. The Company also granted performance awards in Fiscal 2010 under the 2010-2011 LTPP and in Fiscal 2009 under the 2009-2010 LTPP. The compensation cost related to LTPP awards recognized in selling, general and administrative expenses (“SG&A”) was $21.5 million and the related tax benefit was $7.4 million for the fiscal year ended April 27, 2011. The compensation cost related to these plans, recognized in SG&A was $20.7 million, and the related tax benefit was $7.0 million for the fiscal year ended April 28, 2010. The compensation cost related to these plans, recognized in SG&A was $17.4 million, and the related tax benefit was $5.9 million for the fiscal year ended April 29, 2009.

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

As of April 27, 2011 and April 28, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	April 27, 2011				April 28, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$115,705	$—	$115,705	$—	$133,773	$—	$133,773

Total assets at fair value	$—	$115,705	$—	$115,705	$—	$133,773	$—	$133,773

Liabilities:
Derivatives(a)	$—	$43,007	$—	$43,007	$—	$36,036	$—	$36,036
Earn-out(b)	$—	$—	$45,325	$45,325	$—	$—	$—	$—

Total liabilities at fair value	$—	$43,007	$45,325	$88,332	$—	$36,036	$—	$36,036

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. There have been no transfers between Levels 1 and 2 in Fiscals 2011 and 2010.

(b)	The fair value of the earn-out associated with the Foodstar acquisition was estimated using a discounted cash flow model. See Note 4 for further information regarding the Foodstar acquisition. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014. As of April 27, 2011 there was no significant change to the fair value of the earn-out recorded for Foodstar at the acquisition date.

The Company recognized $12.6 million of non-cash asset write-offs during Fiscal 2010 related to two factory closures and the exit of a formula business in the U.K. These charges reduced the Company’s carrying value in the assets to net realizable value. The fair value of the assets was determined based on observable inputs.

As of April 27, 2011 and April 28, 2010, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010. See Note 7.

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

Measurement Date:

The Company uses the last day of its fiscal year as the measurement date for all of its defined benefit plans and other postretirement benefit plans.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status:

The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at April 27, 2011 and April 28, 2010.

	Pension Benefits		Other Retiree Benefits
	2011	2010	2011	2010
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,585,984	$2,230,102	$235,297	$234,175
Service cost	32,329	30,486	6,311	5,999
Interest cost	142,133	149,640	12,712	15,093
Participants’ contributions	2,444	2,674	822	905
Amendments	377	5,807	(3,710)	(21,115)
Actuarial (gain)/loss	(8,457)	238,168	(3,786)	9,672
Divestitures	—	(413)	—	—
Settlement	(3,275)	(4,663)	—	—
Curtailment	—	(3,959)	—	—
Benefits paid	(159,307)	(156,807)	(16,986)	(18,395)
Exchange/other	173,088	94,949	3,770	8,963

Benefit obligation at the end of the year	$2,765,316	$2,585,984	$234,430	$235,297

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$2,869,971	$1,874,702	$—	$—
Actual return on plan assets	318,494	561,997	—	—
Divestitures	—	(413)	—	—
Settlement	(3,275)	(4,663)	—	—
Employer contribution	22,411	539,939	16,164	17,490
Participants’ contributions	2,444	2,674	822	905
Benefits paid	(159,307)	(156,807)	(16,986)	(18,395)
Exchange	211,143	52,542	—	—

Fair value of plan assets at the end of the year	3,261,881	2,869,971	—	—

Funded status	$496,565	$283,987	$(234,430)	$(235,297)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Other Retiree Benefits
	2011	2010	2011	2010
	(Dollars in thousands)

Other non-current assets	$644,598	$424,554	$—	$—
Other accrued liabilities	(31,589)	(12,842)	(18,259)	(18,874)
Other non-current liabilities	(116,444)	(127,725)	(216,171)	(216,423)

Net amount recognized	$496,565	$283,987	$(234,430)	$(235,297)

Certain of the Company’s pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets at April 27, 2011 were $175.0 million and $27.0 million, respectively. For pension plans having

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

projected benefit obligations in excess of the fair value of plan assets at April 28, 2010, the projected benefit obligations and the fair value of plan assets were $160.9 million and $20.3 million, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $2,602.0 million at April 27, 2011 and $2,414.3 million at April 28, 2010.

Certain of the Company’s pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 27, 2011 were $154.3 million, $175.0 million and $27.0 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets at April 28, 2010, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets were $137.0 million, $160.9 million and $20.3 million, respectively.

Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:

Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Pension Benefits			Other Retiree Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)

Components of defined benefit net periodic benefit cost:
Service cost	$32,329	$30,486	$33,321	$6,311	$5,999	$6,501
Interest cost	142,133	149,640	143,601	12,712	15,093	15,357
Expected return on assets	(229,258)	(211,408)	(207,774)	—	—	—
Amortization of:
Prior service cost/(credit)	2,455	2,173	3,182	(5,155)	(3,796)	(3,812)
Net actuarial loss	77,687	53,882	33,206	1,604	540	3,681
Loss due to curtailment, settlement and special termination benefits	2,039	612	635	—	—	—

Net periodic benefit cost	27,385	25,385	6,171	15,472	17,836	21,727
Defined contribution plans	49,089	47,356	36,404	—	—	—

Total cost	76,474	72,741	42,575	15,472	17,836	21,727

Less periodic benefit cost associated with discontinued operations	—	618	1,376	—	—	—

Periodic benefit cost associated with continuing operations	$76,474	$72,123	$41,199	$15,472	$17,836	$21,727

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income:

Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Pension Benefits		Other Retiree Benefits
	2011	2010	2011	2010
	(Dollars in thousands)

Net actuarial loss	$909,796	$1,085,471	$11,816	$17,206
Prior service cost/(credit)	28,649	30,683	(20,335)	(21,780)

Net amount recognized	$938,445	$1,116,154	$(8,519)	$(4,574)

The change in other comprehensive loss related to pension benefit gains arising during the period was $95.5 million and $106.6 million at April 27, 2011 and April 28, 2010, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $82.2 million and $60.6 million at April 27, 2011 and April 28, 2010, respectively.

The change in other comprehensive loss related to postretirement benefit gains arising during the period is $7.5 million and $11.4 million at April 27, 2011 and at April 28, 2010, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit gains to net income is $3.6 million and $3.2 million at April 27, 2011 and at April 28, 2010, respectively.

Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit costs/(credits) in the following fiscal year are as follows:

	Pension Benefits		Other Retiree Benefits
	2011	2010	2011	2010
	(Dollars in thousands)

Net actuarial loss	$85,932	$76,963	$1,095	$1,604
Prior service cost/(credit)	2,020	2,373	(6,116)	(5,155)

Net amount recognized	$87,952	$79,336	$(5,021)	$(3,551)

Assumptions:

The weighted-average rates used for the fiscal years ended April 27, 2011 and April 28, 2010 in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Pension Benefits		Other Retiree Benefits
	2011	2010	2011	2010

Discount rate	5.5%	5.6%	5.0%	5.5%
Compensation increase rate	3.8%	4.0%	—	—

The weighted-average rates used for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009 in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Pension Benefits			Other Retiree Benefits
	2011	2010	2009	2011	2010	2009

Expected rate of return	8.2%	8.1%	8.2%	—	—	—
Discount rate	5.6%	6.5%	6.1%	5.5%	6.4%	5.9%
Compensation increase rate	4.0%	4.3%	4.5%	—	—	—

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

The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 7.4% for 2012, gradually decreases to 4.8% by 2018 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in thousands)

Effect on total service and interest cost components	$1,632	$1,472
Effect on postretirement benefit obligations	$15,831	$14,417

Pension Plan Assets:

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 27, 2011 and April 28, 2010. The Company’s investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.

The Company’s defined benefit pension plans’ weighted average asset allocation at April 27, 2011 and April 28, 2010 and weighted average target allocation were as follows:

			Target
	Plan Assets at		Allocation at
Asset Category	2011	2010	2011	2010

Equity securities	62%	58%	58%	63%
Debt securities	32%	29%	32%	35%
Real estate	3%	1%	9%	1%
Other(1)	3%	12%	1%	1%

	100%	100%	100%	100%

(1)	Plan assets at April 28, 2010 in the Other asset category include 11% of cash which reflects significant cash contributions to the pension plans prior to the end of fiscal year 2010.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In Fiscal 2010, the Company adopted a new accounting standard requiring additional disclosures for Plan assets of defined benefit pension and other post-retirement plans. As required by the standard, the Company categorized Plan assets within a three level fair value hierarchy. The following section describes the valuation methodologies used to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.

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

Fixed Income Securities.  These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in Levels 1, 2 and 3.

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

	April 27, 2011
Asset Category	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Equity Securities	$863,404	$—	$—	$863,404
Equity Securities (mutual and pooled funds)	157,296	1,005,678	—	1,162,974
Fixed Income Securities	53,381	966,157	9,649	1,029,187
Other Investments	—	—	131,095	131,095
Cash and Cash Equivalents	16,270	58,951	—	75,221

Total	$1,090,351	$2,030,786	$140,744	$3,261,881

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	April 28, 2010
Asset Category	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Equity Securities	$894,684	$—	$—	$894,684
Equity Securities (mutual and pooled funds)	122,753	641,727	—	764,480
Fixed Income Securities	49,951	785,924	8,646	844,521
Other Investments	—	7,491	35,569	43,060
Cash and Cash Equivalents	14,260	308,966	—	323,226

Total	$1,081,648	$1,744,108	$44,215	$2,869,971

Level 3 Gains and Losses:

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

						Fair
	Fair Value					Value
	April 28,			Realized	Unrealized	April 27,
	2010	Acquisitions	Dispositions	Gain/(Loss)	Gain/(Loss)	2011
	(Dollars in thousands)

Fixed Income Securities	$8,646	$—	$—	$—	$1,003	$9,649
Other Investments	35,569	95,518	(619)	2,727	(2,100)	131,095

Total	$44,215	$95,518	$(619)	$2,727	$(1,097)	$140,744

						Fair
	Fair Value					Value
	April 29,			Realized	Unrealized	April 28,
	2009	Acquisitions	Dispositions	Gain/(Loss)	Gain/(Loss)	2010
	(Dollars in thousands)

Fixed Income Securities	$8,873	$—	$(1,500)	$246	$1,027	$8,646
Other Investments	38,306	3,362	(2,658)	(2,627)	(814)	35,569

Total	$47,179	$3,362	$(4,158)	$(2,381)	$213	$44,215

Cash Flows:

The Company contributed $22.4 million to the defined benefit plans in Fiscal 2011, none of which was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be less than $40 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.

The Company paid $16.2 million for benefits in the postretirement medical plans in Fiscal 2011. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $18 million. The medical subsidy received in Fiscal 2011 was $1.4 million. Estimated future medical subsidy receipts are approximately $0.3 million for 2012, $0.3 million for 2013, $0.4 million annually from 2014 through 2016 and $2.5 million for the period from 2017 through 2021. The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. As a result of the PPACA, the Company was required to recognize in Fiscal 2010 tax expense of $3.9 million (approximately $0.01 per share) related to the reduced deductibility in future periods of the postretirement prescription drug coverage. The PPACA and HCERA (collectively referred to as the Act) will have both immediate and long-term ramifications for many employers that provide retiree health benefits.

Benefit payments expected in future years are as follows:

		Other
	Pension	Retiree
	Benefits	Benefits
	(Dollars in thousands)

2012	$201,912	$18,259
2013	$189,005	$18,679
2014	$192,729	$19,237
2015	$188,400	$19,599
2016	$192,655	$20,115
Years 2017-2021	$1,008,931	$103,641

12.	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At April 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.86 billion, $1.51 billion and $377 million, respectively. At April 28, 2010, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.64 billion, $1.52 billion and $160 million, respectively. The fair value of derivative financial instruments was a net asset of $72.7 million and $97.7 million at April 27, 2011 and April 28, 2010, respectively.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of April 27, 2011 and April 28, 2010:

	April 27, 2011			April 28, 2010
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$28,139	$38,703	$—	$7,408	$70,746	$—
Other non-current assets	7,913	16,723	14,898	16,604	38,460	—

	36,052	55,426	14,898	24,012	109,206	—

Derivatives not designated as hedging instruments:
Other receivables, net	9,329	—	—	555	—	—
Other non-current assets	—	—	—	—	—	—

	9,329	—	—	555	—	—

Total assets	$45,381	$55,426	$14,898	$24,567	$109,206	$—

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$27,804	$—	$6,125	$16,672	$—	$3,510
Other non-current liabilities	8,054	—	—	4,279	—	8,422

	35,858	—	6,125	20,951	—	11,932

Derivatives not designated as hedging instruments:
Other payables	1,024	—	—	3,153	—	—
Other non-current liabilities	—	—	—	—	—	—

	1,024	—	—	3,153	—	—

Total liabilities	$36,882	$—	$6,125	$24,104	$—	$11,932

Refer to Note 10 for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 27, 2011:

	Fiscal Year Ended
	April 27, 2011
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$3,626	$—	$16,649

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$3,375	$—	$—
Cost of products sold	(23,372)	—	—
Selling, general and administrative expenses	(141)	—	—
Other (expense)/income, net	35,744	—	24,644
Interest income/(expense)	226	—	(4,484)

	15,832	—	20,160

Fair value hedges:
Net losses recognized in other (expense)/income, net	—	(51,125)	—
Net losses recognized in interest expense	—	(351)	—

	—	(51,476)	—

Derivatives not designated as hedging instruments:
Net gains recognized in other (expense)/income, net	3,351	—	—
Net gains recognized in interest income	—	—	—

	3,351	—	—

Total amount recognized in statement of income	$19,183	$(51,476)	$20,160

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 28, 2010:

	Fiscal Year Ended
	April 28, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(38,422)	$—	$(13,692)

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,141	$—	$—
Cost of products sold	(5,104)	—	—
Selling, general and administrative expenses	108	—	—
Other (expense)/income, net	(11,574)	—	(7,819)
Interest income/(expense)	20	—	(1,867)

	(15,409)	—	(9,686)

Fair value hedges:
Net losses recognized in other (expense)/income, net	—	(41,730)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other (expense)/income, net	(59)	—	—
Net gains recognized in interest income	—	30,469	—

	(59)	30,469	—

Total amount recognized in statement of income	$(15,468)	$(11,261)	$(9,686)

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 29, 2009:

	Fiscal Year Ended
	April 29, 2009
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$42,617	$—	$—

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(6,809)	$—	$—
Cost of products sold	45,836	—	—
Selling, general and administrative expenses	1,896	—	—
Other (expense)/income, net	(15,777)	—	—
Interest income/(expense)	1,112	—	—

	26,258	—	—

Fair value hedges:
Net gains recognized in other income/(expense), net	—	57,976	—
Derivatives not designated as hedging instruments:
Net gains/(losses) recognized in other income/(expense), net	65,135	(110)	—
Net gains recognized in interest income	—	20,200	—

	65,135	20,090	—

Total amount recognized in statement of income	$91,393	$78,066	$—

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

The Company has used certain foreign currency debt instruments as net investment hedges of foreign operations. Losses of $32.3 million, net of income taxes of $20.4 million, which represented effective hedges of net investments, were reported as a component of accumulated other comprehensive loss within unrealized translation adjustment for the fiscal year ended April 28, 2010.

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $377.3 million and $159.5 million as of April 27, 2011 and April 28, 2010, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. The swaps that were entered into in Fiscal 2010 are scheduled to mature in 2013 and the swaps that were entered into in the third quarter of Fiscal 2011 are scheduled to mature in Fiscal 2014.

Hedge accounting adjustments related to debt obligations totaled $150.5 million and $207.1 million as of April 27, 2011 and April 28, 2010, respectively. See Note 7 for further information.

Deferred Hedging Gains and Losses:

As of April 27, 2011, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $7.8 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the years ended April 27, 2011, April 28, 2010 and April 29, 2009. The Company excludes the time value component of option contracts from the assessment of hedge effectiveness. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 27, 2011, April 28, 2010 and April 29, 2009.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $309.9 million and $284.5 million that did not meet the criteria for hedge accounting as of April 27, 2011 and April 28, 2010, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains/(losses) related to outstanding contracts totaled $8.3 million and $(2.6) million as of April 27, 2011 and April 28, 2010, respectively. These contracts are scheduled to mature within one year.

Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in (losses)/gains of $(16.9) million, $(2.5) million and

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$107.3 million for the years ended April 27, 2011, April 28, 2010 and April 29, 2009, respectively. During Fiscal 2011, 2010 and 2009, the Company also (paid)/received $(11.5) million, $(1.7) million and $106.3 million of cash related to these forward contracts, respectively.

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

Concentration of Credit Risk:

Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2011, one customer represented approximately 11% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

13.	Income Per Common Share

The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Fiscal Year Ended
	April 27,	April 28,	April 29,
	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Amounts in thousands)

Income from continuing operations attributable to H.J. Heinz Company	$989,510	$914,489	$929,511
Allocation to participating securities	1,746	2,153	4,121
Preferred dividends	12	9	12

Income from continuing operations applicable to common stock	$987,752	$912,327	$925,378

Average common shares outstanding-basic	320,118	315,948	313,747
Effect of dilutive securities:
Convertible preferred stock	105	105	106
Stock options, restricted stock and the global stock purchase plan	2,819	2,060	4,210

Average common shares outstanding-diluted	323,042	318,113	318,063

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

Options to purchase an aggregate of 2.4 million, 4.4 million and 3.7 million shares of common stock as of April 27, 2011, April 28, 2010 and April 29, 2009 respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

14.	Other Comprehensive Income

The tax (expense)/benefit associated with each component of other comprehensive income are as follows:

	H. J. Heinz	Noncontrolling
	Company	Interest	Total
	(Amounts in thousands)

April 27, 2011
Net pension and post-retirement benefit gains/losses	$(25,670)	$14	$(25,656)
Reclassification of net pension and post-retirement benefit losses to net income	$25,276	$—	$25,276
Unrealized translation adjustments	$(1,158)	$—	$(1,158)
Net change in fair value of cash flow hedges	$(10,348)	$132	$(10,216)
Net hedging gains/losses reclassified into earnings	$(15,149)	$191	$(14,958)
April 28, 2010
Net pension and post-retirement benefit gains/losses	$(39,186)	$351	$(38,835)
Reclassification of net pension and post-retirement benefit losses to net income	$18,468	$—	$18,468
Unrealized translation adjustments	$20,491	$—	$20,491
Net change in fair value of cash flow hedges	$13,713	$260	$13,973
Net hedging losses reclassified into earnings	$7,885	$83	$7,968
April 29, 2009
Net pension and post-retirement benefit losses	$138,862	$139	$139,001
Reclassification of net pension and post-retirement benefit losses to net income	$12,273	$—	$12,273
Unrealized translation adjustments	$14,004	$—	$14,004
Net change in fair value of cash flow hedges	$(9,413)	$(51)	$(9,464)
Net hedging gains reclassified into earnings	$(5,486)	$(22)	$(5,508)

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Segment Information

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

The Company’s management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the corporation-wide productivity initiatives in Fiscal 2010 are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 27,	April 28,	April 29,	April 27,	April 28,	April 29,
	2011	2010	2009	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
	Net External Sales			Operating Income (Loss)

North American Consumer Products	$3,265,857	$3,192,219	$3,135,994	$832,719	$771,497	$724,763
Europe	3,236,800	3,332,619	3,329,043	581,148	554,300	571,111
Asia/Pacific	2,320,789	2,007,252	1,627,443	221,580	195,261	182,472
U.S. Foodservice	1,413,456	1,429,511	1,450,894	175,977	150,628	129,358
Rest of World	469,686	533,382	467,957	53,371	69,219	52,348
Non-Operating(a)	—	—	—	(216,605)	(158,989)	(157,606)
Upfront productivity charges(d)	—	—	—	—	(37,665)	—
Gain on property disposal in the Netherlands(e)	—	—	—	—	14,977	—

Consolidated Totals	$10,706,588	$10,494,983	$10,011,331	$1,648,190	$1,559,228	$1,502,446

	Depreciation and Amortization Expenses			Capital Expenditures(b)

Total North America	$123,817	$122,774	$122,241	$101,001	$88,841	$87,912
Europe	91,222	105,684	101,899	97,964	74,095	91,898
Asia/Pacific	53,326	46,976	35,969	71,419	46,105	39,263
Rest of World	6,324	6,638	5,728	12,829	11,785	15,574
Non-Operating(a)	23,971	16,978	8,270	52,433	56,816	57,474

Consolidated Totals	$298,660	$299,050	$274,107	$335,646	$277,642	$292,121

	Identifiable Assets

Total North America	$3,633,276	$3,532,477	$3,605,670
Europe	4,398,944	3,815,179	3,602,753
Asia/Pacific	2,424,739	1,869,591	1,505,895
Rest of World	1,149,802	276,902	292,266
Non-Operating(c)	623,884	581,562	657,600

Consolidated Totals	$12,230,645	$10,075,711	$9,664,184

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Excludes property, plant and equipment obtained through acquisitions.

(c)	Includes identifiable assets not directly attributable to operating segments.

(d)	Includes costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K. The amount included in other accrued liabilities related to these initiatives totaled $5.8 million at April 28, 2010.

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(e)	Includes payments received from the government in the Netherlands net of estimated costs to exit the facility. See Note 3 for additional explanation.

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 27,	April 28,	April 29,
	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)

Ketchup and Sauces	$4,607,971	$4,446,911	$4,251,583
Meals and Snacks	4,282,318	4,289,977	4,225,127
Infant/Nutrition	1,175,438	1,157,982	1,105,313
Other	640,861	600,113	429,308

Total	$10,706,588	$10,494,983	$10,011,331

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 27,	April 28,	April 29,
	2011	2010	2009	April 27,	April 28,	April 29,
	(52 Weeks)	(52 Weeks)	(52 Weeks)	2011	2010	2009
	(Dollars in thousands)

United States	$3,991,344	$3,993,692	$4,018,973	$2,425,446	$2,403,078	$2,402,798
United Kingdom	1,506,607	1,519,278	1,534,392	1,245,047	1,151,660	1,166,085
Other	5,208,637	4,982,013	4,457,966	3,731,815	2,605,690	2,392,373

Total	$10,706,588	$10,494,983	$10,011,331	$7,402,308	$6,160,428	$5,961,256

H. J. Heinz Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Results

	2011
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,480,825	$2,614,623	$2,722,350	$2,888,790	$10,706,588
Gross profit	907,977	966,627	1,028,293	1,049,643	3,952,540
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax	240,427	251,435	273,785	223,863	989,510
Net income attributable to H.J. Heinz Company	240,427	251,435	273,785	223,863	989,510
Per Share Amounts:
Net income from continuing operations—diluted	$0.75	$0.78	$0.84	$0.69	$3.06
Net income from continuing operations—basic	0.76	0.78	0.85	0.70	3.09
Cash dividends	0.45	0.45	0.45	0.45	1.80

	2010
	First	Second	Third	Fourth	Total
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)	(52 Weeks)
	(Unaudited)
	(Dollars in thousands, except per share amounts)

Sales	$2,441,686	$2,646,785	$2,681,702	$2,724,810	$10,494,983
Gross profit	872,303	953,255	1,005,266	963,482	3,794,306
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax	214,724	243,076	264,115	192,574	914,489
Net income attributable to H.J. Heinz Company	212,564	231,435	228,527	192,366	864,892
Per Share Amounts:
Net income from continuing operations—diluted	$0.68	$0.76	$0.83	$0.60	$2.87
Net income from continuing operations—basic	0.68	0.77	0.83	0.61	2.89
Cash dividends	0.42	0.42	0.42	0.42	1.68

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

Lease Commitments:

Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $115.1 million in 2011, $119.1 million in 2010 and $113.4 million in 2009. Future lease payments for non-cancellable operating leases as of April 27, 2011 totaled $524.4 million (2012-$90.8 million, 2013-$79.9 million, 2014-$69.1 million, 2015-$48.9 million, 2016-$41.3 million and thereafter-$194.4 million).

As of April 27, 2011, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $135 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote. No significant credit guarantees existed between the Company and third parties as of April 27, 2011.

Redeemable Noncontrolling Interest:

The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase his 20% equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options can not be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest in the consolidated balance sheet. The initial carrying amount of the redeemable noncontrolling interest is its fair value which will be adjusted, through retained earnings, in subsequent periods to an amount equal to its maximum redemption value.

18.	Advertising Costs

Advertising expenses (including production and communication costs) for fiscal years 2011, 2010 and 2009 were $369.6 million, $375.8 million and $303.1 million, respectively. For fiscal years 2011, 2010 and 2009, $119.0 million, $108.9 million and $105.3 million, respectively, were recorded as a reduction of revenue and $250.6 million, $266.9 million and $197.8 million, respectively, were recorded as a component of selling, general and administrative expenses.

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

The majority, if not all, of our imported products in Venezuela fell into the essential classification and qualified for the 2.60 exchange rate. The elimination of the 2.60 rate had an immaterial unfavorable impact on the Company’s cost of imported goods, capital spending and the payment of U.S. dollar-denominated payables to suppliers recorded as of January 1, 2011 in Venezuela. Also, since our Venezuelan subsidiary’s financial statements are remeasured using the 4.30 rate, as this is the rate expected to be applicable to dividend repatriations, the elimination of the 2.60 rate had no impact relative to this remeasurement. As of April 27, 2011, the amount of VEF pending government approval to be used for dividend repatriations is $27.9 million at the 4.30 rate, of which $8.5 million has been pending government approval since September 2008 and $19.4 million since November 2009.

During Fiscal 2010, the Company recorded a $61.7 million currency translation loss as a result of the currency devaluation, which had been reflected as a component of accumulated other comprehensive loss within unrealized translation adjustment. The net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $106.7 million at April 27, 2011.

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

The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the applicable exchange rates (at this time, the official rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At April 27, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $66.8 million.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 27, 2011, as stated in their report as set forth in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2011, the Company continued its implementation of SAP software across its Netherlands and Nordic countries operations. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

There is nothing to be reported under this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 30, 2011. Information regarding the Audit Committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, and such information is incorporated herein by reference. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such specified information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to executive and director compensation is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Such information is incorporated herein by reference.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at April 27, 2011 were as follows:

Equity Compensation Plan Information

	(a)	(b)		(c)
				Number of securities
				remaining available
				for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise	exercise price of		compensation Plans
	of outstanding options,	outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))

Equity compensation plans approved by stockholders	11,928,440	$42.43		6,230,347
Equity compensation plans not approved by stockholders(1)	17,569	N/A	(2)	N/A

Total	11,946,009	$42.43		6,230,347

(1)	The Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 and the Deferred Compensation Plan for Non-Employee Directors as amended and restated effective January 1, 2005, permit full-time salaried personnel based in the U.S. who have been identified as key employees and non-employee directors, to defer all or part of his or her cash compensation into either a cash account that accrues interest or a Heinz stock account. The election to defer is irrevocable. The Management Development & Compensation Committee of the Board of Directors administers the Plan. All amounts are payable at the times and in the amounts elected by the executives at the time of the deferral. The deferral period shall be at least one year and shall be no greater than the date of retirement or other termination, whichever is earlier. Amounts deferred into cash accounts are payable in cash, and amounts deferred into the Heinz stock account are payable in Heinz Common Stock. Compensation deferred into the Heinz stock account appreciates or depreciates according to the fair market value of Heinz Common Stock.

(2)	The grants made under the Restricted Stock Plan, the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transactions” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Such information is incorporated herein by reference.

Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 30, 2011. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 27, 2011 and April 28, 2010
Consolidated Statements of Income for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009
Consolidated Statements of Equity for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009
Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 16, 2011, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009
(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 27, 2011, April 28, 2010 and April 29, 2009
All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report incorporated herein by reference.
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
(a) Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012, $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(b) Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.

	(c)	Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
10(a)	Management contracts and compensatory plans:
		(i)	1986 Deferred Compensation Program for H. J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xi) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
		(ii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
		(iii)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
		(iv)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
		(v)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
		(vi)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
		(vii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
		(viii)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
		(ix)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
		(x)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.
		(xi)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiii)	Named Executive Officer and Director Compensation
(xiv)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(xv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xvi)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xvii)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xviii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xix)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xx)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxi)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxii)	Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxiii)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
(xxiv)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxv)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxvi)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxvii)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxviii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
(xxix)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
(xxx)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
(xxxi)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.
(xxxii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
(xxxiii)	Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
(xxxiv)	Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
(xxxv)	Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees is incorporated herein by reference to the Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
(xxxvi)	Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to the Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
(xxxvii)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees).
(xxxviii)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).
(xxxix)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Time Based Vesting).
(xl)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Retention).
(xli)	Form of Fiscal Year 2012 Stock Option Award and Agreement for U.S. Employees.
(xlii)	Form of Fiscal Year 2012 Stock Option Award and Agreement for U.K. Expatriates on International Assignment.

	(xliii)	Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees).
	(xliv)	Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees).
	(xlv)	First Amendment to Third Amended and Restated Global Stock Purchase Plan—H.J. Heinz Company U.K. Sub-Plan.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a)
Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

101	.INS	XBRL	Instance Document*
101	.SCH	XBRL	Schema Document*
101	.CAL	XBRL	Calculation Linkbase Document*
101	.LAB	XBRL	Labels Linkbase Document*
101	.PRE	XBRL	Presentation Linkbase Document*
101	.DEF	XBRL	Definition Linkbase Document*

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2011.

H. J. HEINZ COMPANY
(Registrant)

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 16, 2011.

Signature	Capacity

/s/ William R. Johnson William R. Johnson	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Arthur B. Winkleblack Arthur B. Winkleblack	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Edward J. McMenamin Edward J. McMenamin	Senior Vice President-Finance (Principal Accounting Officer)

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

Schedule II

H. J. Heinz Company and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 27, 2011, April 28, 2010 and April 29, 2009
(Thousands of Dollars)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions	Exchange	period

Fiscal year ended April 27, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,196	$1,997	$2,053	$769	$10,909

Other receivables	$268	$203	$—	$32	$503

Fiscal year ended April 28, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,233	$2,158	$2,575	$380	$10,196

Other receivables	$1,162	$(367)	$602	$75	$268

Fiscal year ended April 29, 2009:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$13,255	$4,913	$6,585	$(1,350)	$10,233

Other receivables	$2,432	$(946)	$—	$(324)	$1,162

EXHIBIT INDEX

Description of Exhibit

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
3(i)	Third Amended and Restated Articles of Incorporation of H. J. Heinz Company dated August 21, 2008, are incorporated herein by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
3(ii)	The Company’s By-Laws, as amended effective August 12, 2009, are incorporated herein by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
4.	Except as set forth below, there are no instruments with respect to long-term unregistered debt of the Company that involve indebtedness or securities authorized thereunder in amounts that exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.
	(a)	Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company’s $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012, $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
	(b)	Three-Year Credit Agreement dated April 29, 2009 among H. J. Heinz Company, H. J. Heinz Finance Company, the Banks listed on the signature pages thereto and JPMorgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 29, 2009.
	(c)	Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year period April 29, 2009.
10(a)	Management contracts and compensatory plans:
	(i)	1986 Deferred Compensation Program for H.J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to the Exhibit 10(a)(xi) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
	(ii)	H. J. Heinz Company 1994 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vi) to the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2008.
	(iii)	H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
	(iv)	H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

Description of Exhibit

(v)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(vi)	H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(vii)	H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.
(viii)	H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(ix)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(x)	H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.
(xi)	Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xii)	Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.
(xiii)	Named Executive Officer and Director Compensation.
(xiv)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(xv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xvi)	Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xvii)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xxviii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xix)	Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xx)	Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

Description of Exhibit

(xxi)	Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxii)	Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxiii)	Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 14, 2007.
(xxiv)	H. J. Heinz Company Annual Incentive Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxv)	Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxvi)	Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees—Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
(xxvii)	Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.
(xxviii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
(xxix)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
(xxx)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.
(xxxi)	Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees—Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.
(xxxii)	Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.
(xxxiii)	Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
(xxxiv)	Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

Description of Exhibit

	(xxxv)	Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees is incorporated herein by reference to the Exhibit 10(a)(iii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
	(xxxvi)	Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to the Exhibit 10(a)(iv) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.
	(xxxvii)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees).
	(xxxviii)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).
	(xxxix)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Time Based Vesting).
	(xl)	Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Retention).
	(xli)	Form of Fiscal Year 2012 Stock Option Award and Agreement for U.S. Employees.
	(xlii)	Form of Fiscal Year 2012 Stock Option Award and Agreement for U.K. Expatriates on International Assignment.
	(xliii)	Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees).
	(xliv)	Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees).
	(xlv)	First Amendment to Third Amended and Restated Global Stock Purchase Plan—H.J. Heinz Company U.K. Sub-Plan.
12.	Computation of Ratios of Earnings to Fixed Charges.
21.	Subsidiaries of the Registrant.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers of attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

101	.INS	XBRL	Instance Document*
101	.SCH	XBRL	Schema Document*
101	.CAL	XBRL	Calculation Linkbase Document*
101	.LAB	XBRL	Labels Linkbase Document*
101	.PRE	XBRL	Presentation Linkbase Document*
101	.DEF	XBRL	Definition Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.