Form 10-Q
period 2011-07-27
HEINZ H J CO
filed 2011-08-26
CIK 46640

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2011
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 27, 2011 was 321,044,792 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(Unaudited)
	(In thousands, Except per Share Amounts)

Sales	$2,849,581	$2,480,825
Cost of products sold	1,864,088	1,572,848

Gross profit	985,493	907,977
Selling, general and administrative expenses	615,930	502,262

Operating income	369,563	405,715
Interest income	9,777	4,117
Interest expense	70,955	66,752
Other expense, net	2,280	10,289

Income before income taxes	306,105	332,791
Provision for income taxes	71,146	84,196

Net income	234,959	248,595
Less: Net income attributable to the noncontrolling interest	8,845	8,168

Net income attributable to H. J. Heinz Company	$226,114	$240,427

Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$0.70	$0.75

Average common shares outstanding—diluted	324,246	321,009

Net income per share attributable to H. J. Heinz Company common shareholders—basic	$0.70	$0.76

Average common shares outstanding—basic	321,411	318,060

Cash dividends per share	$0.48	$0.45

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2011	April 27, 2011*
	FY 2012	FY 2011
	(Unaudited)
	(In thousands)

Assets
Current Assets:
Cash and cash equivalents	$677,728	$724,311
Trade receivables, net	896,422	1,039,064
Other receivables, net	215,201	225,968
Inventories:
Finished goods and work-in-process	1,211,142	1,165,069
Packaging material and ingredients	285,123	286,477

Total inventories	1,496,265	1,451,546

Prepaid expenses	204,663	159,521
Other current assets	137,094	153,132

Total current assets	3,627,373	3,753,542

Property, plant and equipment	5,242,036	5,224,715
Less accumulated depreciation	2,761,385	2,719,632

Total property, plant and equipment, net	2,480,651	2,505,083

Goodwill	3,289,920	3,298,441
Trademarks, net	1,148,261	1,156,221
Other intangibles, net	434,976	442,563
Other non-current assets	1,102,321	1,074,795

Total other non-current assets	5,975,478	5,972,020

Total assets	$12,083,502	$12,230,645

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2011	April 27, 2011*
	FY 2012	FY 2011
	(Unaudited)
	(In thousands)

Liabilities and Equity
Current Liabilities:
Short-term debt	$95,756	$87,800
Portion of long-term debt due within one year	640,713	1,447,132
Trade payables	1,176,652	1,337,620
Other payables	174,906	162,047
Accrued marketing	309,082	313,389
Other accrued liabilities	602,289	715,147
Income taxes	96,271	98,325

Total current liabilities	3,095,669	4,161,460

Long-term debt	3,940,821	3,078,128
Deferred income taxes	914,302	897,179
Non-pension postretirement benefits	219,368	216,172
Other non-current liabilities	563,774	570,571

Total long-term liabilities	5,638,265	4,762,050

Redeemable noncontrolling interest	126,677	124,669
Equity:
Capital stock	107,835	107,843
Additional capital	622,749	629,367
Retained earnings	7,335,185	7,264,678

	8,065,769	8,001,888
Less:
Treasury stock at cost (110,052 shares at July 27, 2011 and 109,818 shares at April 27, 2011)	4,615,825	4,593,362
Accumulated other comprehensive loss	309,402	299,564

Total H. J. Heinz Company shareholders’ equity	3,140,542	3,108,962
Noncontrolling interest	82,349	73,504

Total equity	3,222,891	3,182,466

Total liabilities and equity	$12,083,502	$12,230,645

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(Unaudited)
	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$234,959	$248,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72,900	58,715
Amortization	11,104	10,604
Deferred tax provision	3,483	37,751
Pension contributions	(3,351)	(6,616)
Other items, net	43,086	(7,380)
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	108,771	71,750
Inventories	(39,593)	5,769
Prepaid expenses and other current assets	(37,365)	(29,277)
Accounts payable	(147,755)	(47,792)
Accrued liabilities	(101,238)	(143,130)
Income taxes	19,789	73,417

Cash provided by operating activities	164,790	272,406

Cash Flows from Investing Activities:
Capital expenditures	(74,270)	(55,625)
Proceeds from disposals of property, plant and equipment	6,592	205
Other items, net	(4,461)	1,932

Cash used for investing activities	(72,139)	(53,488)

Cash Flows from Financing Activities:
Payments on long-term debt	(806,282)	(7,726)
Proceeds from long-term debt	610,349	9,457
Net proceeds/(payments) on commercial paper and short-term debt	259,904	(90,514)
Dividends	(155,081)	(143,726)
Exercise of stock options	43,913	19,434
Purchase of treasury stock	(86,740)	—
Other items, net	13,248	15,068

Cash used for financing activities	(120,689)	(198,007)

Effect of exchange rate changes on cash and cash equivalents	(18,545)	(9,655)

Net (decrease)/increase in cash and cash equivalents	(46,583)	11,256
Cash and cash equivalents at beginning of year	724,311	483,253

Cash and cash equivalents at end of period	$677,728	$494,509

See Notes to Condensed Consolidated Financial Statements.

H. J. HEINZ COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 27, 2011.

(2)	Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment on the presentation of comprehensive income. This amendment is intended to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this amendment, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The statement(s) would need to be presented with equal prominence as the other primary financial statements. While the options for presenting other comprehensive income change under this amendment, many items will not change, including: the items that constitute net income and other comprehensive income; when an item of other comprehensive income must be reclassified to net income; and the earnings-per-share computation. The Company is required to adopt this amendment retrospectively on the first day of Fiscal 2013. This adoption will only impact the presentation of the Company’s financial statements, not the financial results.

In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 14 for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on the first day of the fourth quarter of Fiscal 2012 and this adoption is not expected to have an impact on the Company’s financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company adopted this amendment on the first day of Fiscal 2012 and will apply such amendment for any business combinations that are material on an individual or aggregate basis if and when they occur.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company adopted this amendment on the first day of Fiscal 2012. This adoption did not have an impact on the Company’s financial statements.

(3)	Productivity Initiatives

In order to accelerate growth and offset the impact of escalating commodity costs, the Company announced on May 26, 2011 that it will invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate productivity on a global scale. These initiatives, as well as other initiatives currently being evaluated, include:

•	The establishment of a European supply chain hub in the Netherlands in order to consolidate and centrally lead procurement, manufacturing, logistics and inventory control,

•	The exit of at least five factories, including two in Europe, two in the U.S. and one in the Pacific in order to enhance manufacturing effectiveness and efficiency, and

•	A reduction of the global workforce by approximately 800 to 1,000 positions.

The Company anticipates investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012.

During the first quarter of Fiscal 2012, the Company recorded costs of $40.5 million pre-tax ($28.4 million after-tax or $0.09 per share), all of which were reported in the Non-operating segment, related to these productivity initiatives. These costs were comprised of the following:

•	$16.8 million pre-tax relating to asset write-offs for the closure of four factories, including two in Europe, one in the U.S. and one in the Pacific,

•	$14.9 million pre-tax for severance and employee benefit costs relating to the reduction of the global workforce by approximately 160 positions, and

•	$8.8 million pre-tax costs associated with other implementation costs, primarily for professional fees and relocation costs for the establishment of the European supply chain hub.

Of the $40.5 million total pre-tax charges, $31.4 million was recorded in cost of products sold and $9.1 million in selling, general and administrative expenses (“SG&A”). Cash paid for productivity initiatives in the first quarter of Fiscal 2012 was $10.9 million. The amount included in other accrued liabilities related to these initiatives totaled $11.1 million at July 27, 2011, most of which is expected to be paid in the third quarter of Fiscal 2012.

(4)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the first quarter ended July 27, 2011, by reportable segment, are as follows:

	North
	American
	Consumer			U.S.	Rest of
	Products	Europe	Asia/Pacific	Foodservice	World	Total
	(Thousands of Dollars)

Balance at April 28, 2010	$1,102,891	$1,106,744	$289,425	$257,674	$14,184	$2,770,918
Acquisitions	—	—	77,345	—	300,227	377,572
Purchase accounting adjustments	—	(278)	(10,688)	—	—	(10,966)
Translation adjustments	8,846	114,774	35,998	—	1,299	160,917

Balance at April 27, 2011	1,111,737	1,221,240	392,080	257,674	315,710	3,298,441
Purchase accounting adjustments	—	—	—	—	1,980	1,980
Translation adjustments	(16)	(27,061)	13,669	—	2,907	(10,501)

Balance at July 27, 2011	$1,111,721	$1,194,179	$405,749	$257,674	$320,597	$3,289,920

During the fourth quarter of Fiscal 2011, the Company acquired Coniexpress S.A. Industrias Alimenticias (“Coniexpress”) in Brazil and recorded a preliminary purchase price allocation which is expected to be finalized upon third party valuation procedures. Total goodwill accumulated impairment losses for the Company were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific, $27.4 million for Rest of World as of April 28, 2010, April 27, 2011 and July 27, 2011.

Trademarks and other intangible assets at July 27, 2011 and April 27, 2011, subject to amortization expense, are as follows:

	July 27, 2011			April 27, 2011
		Accum			Accum
	Gross	Amort	Net	Gross	Amort	Net
	(Thousands of Dollars)

Trademarks	$293,836	$(84,453)	$209,383	$297,020	$(83,343)	$213,677
Licenses	208,186	(159,657)	48,529	208,186	(158,228)	49,958
Recipes/processes	90,553	(33,056)	57,497	90,553	(31,988)	58,565
Customer related assets	224,771	(61,268)	163,503	224,173	(57,555)	166,618
Other	52,233	(27,933)	24,300	79,045	(54,833)	24,212

	$869,579	$(366,367)	$503,212	$898,977	$(385,947)	$513,030

Amortization expense for trademarks and other intangible assets was $8.0 million and $7.1 million for the quarters ended July 27, 2011 and July 28, 2010, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of July 27, 2011, annual amortization expense for each of the next five fiscal years is estimated to be approximately $32 million.

Intangible assets not subject to amortization at July 27, 2011 totaled $1,080.0 million and consisted of $938.9 million of trademarks, $120.6 million of recipes/processes, and $20.5 million of licenses. Intangible assets not subject to amortization at April 27, 2011, totaled $1,085.7 million and consisted of $942.5 million of trademarks, $122.5 million of recipes/processes, and $20.7 million of licenses.

(5)	Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $66.3 million and $70.7 million, on July 27, 2011 and April 27, 2011, respectively. The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $53.5 million and $56.5 million, on July 27, 2011 and April 27, 2011, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $17.8 million in the next 12 months due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of federal, state, and foreign audits in process.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at July 27, 2011 were $28.4 million and $20.6 million, respectively. The corresponding amounts of accrued interest and penalties at April 27, 2011 were $27.3 million and $21.1 million, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2009 for the U.S., through Fiscal 2008 for the United Kingdom, through Fiscal 2007 for Italy, and through Fiscal 2006 for Australia and Canada.

The effective tax rate for the current quarter was 23.2% compared to 25.3% last year. The decrease in the effective tax rate is primarily the result of a statutory tax rate reduction in the United Kingdom that was enacted during the first quarter of Fiscal 2012.

(6)	Employees’ Stock Incentive Plans and Management Incentive Plans

At July 27, 2011, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 62 to 67 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011. The compensation cost related to these plans recognized in SG&A and the related tax benefit were $6.0 million and $1.7 million for the first quarter ended July 27, 2011, and $5.2 million and $1.6 million for the first quarter ended July 28, 2010, respectively.

In the first quarter of Fiscal 2012, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 27, 2011. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2013 year end, plus dividends paid over the 2 year performance period. The compensation cost related to LTPP awards recognized in SG&A was $5.6 million, with the related tax benefit of $1.9 million for the first quarter ended July 27, 2011. The compensation cost related to LTPP awards recognized in SG&A was $2.8 million, with the related tax benefit of $0.9 million for the first quarter ended July 28, 2010.

(7)	Pensions and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	First Quarter Ended
	July 27, 2011	July 28, 2010	July 27, 2011	July 28, 2010
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)

Service cost	$8,611	$7,737	$1,508	$1,561
Interest cost	35,547	34,279	2,887	3,154
Expected return on plan assets	(59,781)	(55,292)	—	—
Amortization of prior service cost/(credit)	498	591	(1,530)	(1,290)
Amortization of unrecognized loss	21,229	18,968	273	401

Net periodic benefit cost	$6,104	$6,283	$3,138	$3,826

The amounts recognized for pension benefits as other non-current assets on the Condensed Consolidated Balance Sheets were $654.9 million as of July 27, 2011 and $644.6 million as of April 27, 2011.

During the first quarter of Fiscal 2012, the Company contributed $3 million to these defined benefit plans. The Company expects to make combined cash contributions of less than $40 million in Fiscal 2012; however, actual contributions may be affected by pension asset and liability valuations during the year.

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

Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, India, Japan, China, South Korea, Indonesia, Vietnam and Singapore. This segment’s operations include products in all of the Company’s categories.

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

The Company’s management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the corporation-wide productivity initiatives (see Note 3) are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(Thousands of Dollars)

Net external sales:
North American Consumer Products	$774,621	$761,812
Europe	837,832	713,323
Asia/Pacific	670,766	558,180
U.S. Foodservice	324,950	328,534
Rest of World	241,412	118,976

Consolidated Totals	$2,849,581	$2,480,825

Operating income (loss):
North American Consumer Products	$190,778	$191,080
Europe	137,439	115,036
Asia/Pacific	61,245	71,702
U.S. Foodservice	31,556	39,489
Rest of World	32,296	15,920
Other:
Non-Operating(a)	(43,240)	(27,512)
Productivity initiatives(b)	(40,511)	—

Consolidated Totals	$369,563	$405,715

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 3 for further details.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(Thousands of Dollars)

Ketchup and Sauces	$1,310,480	$1,092,196
Meals and Snacks	1,008,396	917,824
Infant/Nutrition	322,114	280,775
Other	208,591	190,030

Total	$2,849,581	$2,480,825

(9)	Income Per Common Share

The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(In thousands)

Income attributable to H. J. Heinz Company	$226,114	$240,427
Allocation to participating securities(a)	360	186
Preferred dividends	3	3

Income applicable to common stock	$225,751	$240,238

Average common shares outstanding—basic	321,411	318,060
Effect of dilutive securities:
Convertible preferred stock	101	104
Stock options, restricted stock and the global stock purchase plan	2,734	2,845

Average common shares outstanding—diluted	324,246	321,009

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the global stock purchase plan are computed using the treasury stock method.

Options to purchase an aggregate of 0.2 million and 2.9 million shares of common stock for the first quarters ended July 27, 2011 and July 28, 2010, respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

(10)	Comprehensive Income

The following table provides a summary of comprehensive income attributable to H. J. Heinz Company:

	First Quarter Ended
	July 27, 2011	July 28, 2010
	FY 2012	FY 2011
	(Thousands of Dollars)

Net income	$234,959	$248,595
Other comprehensive income/(loss):
Foreign currency translation adjustments	(25,745)	(26,055)
Reclassification of net pension and postretirement benefit losses to net income	13,920	13,207
Net deferred gains on derivatives from periodic revaluations	15,737	4,039
Net deferred gains on derivatives reclassified to earnings	(11,742)	(2,473)

Total comprehensive income	227,129	237,313

Comprehensive income attributable to the noncontrolling interest	(10,853)	(8,672)

Comprehensive income attributable to H. J. Heinz Company	$216,276	$228,641

The following table summarizes the allocation of total comprehensive income between H. J. Heinz Company and the noncontrolling interest for the first quarter ended July 27, 2011:

	H. J. Heinz	Noncontrolling
	Company	Interest	Total
	(Thousands of Dollars)

Net income	$226,114	$8,845	$234,959
Other comprehensive income:
Foreign currency translation adjustments	(27,729)	1,984	(25,745)
Reclassification of net pension and postretirement benefit losses/(gains) to net income	13,951	(31)	13,920
Net deferred gains/(losses) on derivatives from periodic revaluations	15,776	(39)	15,737
Net deferred (gains)/losses on derivatives reclassified to earnings	(11,836)	94	(11,742)

Total comprehensive income	$216,276	$10,853	$227,129

(11)	Changes in Equity

The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
		Capital	Additional	Retained	Treasury	Accum	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	OCI	Interest
	(Thousands of Dollars)

Balance as of April 27, 2011	$3,182,466	$107,843	$629,367	$7,264,678	$(4,593,362)	$(299,564)	$73,504
Comprehensive income(1)	225,121	—	—	226,114	—	(9,838)	8,845
Dividends paid to shareholders of H. J. Heinz Company	(155,081)	—	—	(155,081)	—	—	—
Stock options exercised, net of shares tendered for payment	50,720	—	(11,564)	—	62,284	—	—
Stock option expense	1,561	—	1,561	—	—	—	—
Restricted stock unit activity	4,817	—	3,941	—	876	—	—
Conversion of preferred into common stock	—	(8)	(539)	—	547	—	—
Shares reacquired	(86,740)	—	—	—	(86,740)	—	—
Other	27	—	(17)	(526)	570	—	—

Balance as of July 27, 2011	$3,222,891	$107,835	$622,749	$7,335,185	$(4,615,825)	$(309,402)	$82,349

(1)	The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 10.

(12)	Debt

During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. This credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis.

During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. These proceeds were used to pay off the Company’s $750 million 6.625% U.S. Dollar Notes, which matured on July 15, 2011.

Certain of the Company’s debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of July 27, 2011.

(13)	Financing Arrangements

In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $118.7 million and $116.2 million during the first quarters ended July 27, 2011 and July 28, 2010, respectively, resulting in an increase in cash for sales under this program for the first quarters ended July 27, 2011 and July 28, 2010 of $89.7 million and $32.0 million, respectively. The fair value of the deferred purchase price was $56.2 million and $173.9 million as of July 27, 2011 and April 27, 2011, respectively. The increase in cash proceeds related to the deferred purchase price was $117.7 million and $51.5 million for the first quarters ended July 27, 2011 and July 28, 2010, respectively. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of July 27, 2011 and April 27, 2011, due to the nature of the short-term underlying financial assets.

In addition, the Company acted as servicer for approximately $168 million and $146 million of trade receivables which were sold to unrelated third parties without recourse as of July 27, 2011 and April 27, 2011, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.

The Company has not recorded any servicing assets or liabilities as of July 27, 2011 or April 27, 2011 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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

As of July 27, 2011 and April 27, 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	July 27, 2011				April 27, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Assets:
Derivatives(a)	$—	$103,327	$—	$103,327	$—	$115,705	$—	$115,705
Short-term investments(b)	$57,165	$—	$—	$57,165	$60,125	$—	$—	$60,125

Total assets at fair value	$57,165	$103,327	$—	$160,492	$60,125	$115,705	$—	$175,830

Liabilities:
Derivatives(a)	$—	$43,318	$—	$43,318	$—	$43,007	$—	$43,007
Earn-out(c)	$—	$—	$45,714	$45,714	$—	$—	$45,325	$45,325

Total liabilities at fair value	$—	$43,318	$45,714	$89,032	$—	$43,007	$45,325	$88,332

(a)	Foreign currency derivative contracts are valued based on observable market spot and forward rates and classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy.
(b)	The Company acquired Coniexpress in Brazil in Fiscal 2011. The acquisition included short-term investments that are valued based on observable market rates and classified within Level 1 of the fair value hierarchy.

(c)	The Company acquired Foodstar Holding Pte (“Foodstar”) in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014. As of July 27, 2011 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company’s earnings.

There have been no transfers between Levels 1 and 2 in Fiscals 2012 and 2011.

The Company recognized $16.8 million of non-cash asset write-offs during the first quarter of Fiscal 2012 related to four factory closures including two in Europe, one in the U.S. and one in the Pacific. These factory closures are directly linked to the Company’s Fiscal 2012 productivity initiatives. See Note 3. These charges reduced the Company’s carrying value in the assets to estimated fair value, which is not material.

As of July 27, 2011 and April 27, 2011, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010.

(15)	Derivative Financial Instruments and Hedging Activities

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At July 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.90 billion, $760 million and $398 million, respectively. At April 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.86 billion, $1.51 billion and $377 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of July 27, 2011 and April 27, 2011:

	July 27, 2011			April 27, 2011
			Cross-			Cross-
			Currency			Currency
	Foreign	Interest	Interest Rate	Foreign	Interest	Interest Rate
	Exchange	Rate	Swap	Exchange	Rate	Swap
	Contracts	Contracts	Contracts	Contracts	Contracts	Contracts
	(Dollars in Thousands)

Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$15,354	$22,769	$—	$28,139	$38,703	$—
Other non-current assets	9,274	19,534	34,380	7,913	16,723	14,898

	24,628	42,303	34,380	36,052	55,426	14,898

Derivatives not designated as hedging instruments:
Other receivables, net	2,016	—	—	9,329	—	—
Other non-current assets	—	—	—	—	—	—

	2,016	—	—	9,329	—	—

Total assets	$26,644	$42,303	$34,380	$45,381	$55,426	$14,898

Liabilities:
Derivatives designated as hedging instruments:
Other payables	$23,946	$—	$5,778	$27,804	$—	$6,125
Other non-current liabilities	6,990	—	—	8,054	—	—

	30,936	—	5,778	35,858	—	6,125

Derivatives not designated as hedging instruments:
Other payables	6,604	—	—	1,024	—	—
Other non-current liabilities	—	—	—	—	—	—

	6,604	—	—	1,024	—	—

Total liabilities	$37,540	$—	$5,778	$36,882	$—	$6,125

Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the first quarter ended July 27, 2011:

	First Quarter Ended
	July 27, 2011
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$7,386	$—	$18,329

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$2,104	$—	$—
Cost of products sold	(5,588)	—	—
Selling, general and administrative expenses	123	—	—
Other income, net	5,150	—	20,264
Interest income/(expense)	107	—	(1,506)

	1,896	—	18,758

Fair value hedges:
Net losses recognized in other expense, net	—	(13,123)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(8,863)	—	—

Total amount recognized in statement of income	$(6,967)	$(13,123)	$18,758

The following table presents the pre-tax effect of derivative instruments on the statement of income for the first quarter ended July 28, 2010:

	First Quarter Ended
	July 28, 2010
			Cross-Currency
	Foreign Exchange	Interest Rate	Interest Rate
	Contracts	Contracts	Swap Contracts
	(Dollars in Thousands)

Cash flow hedges:
Net (losses)/gains recognized in other comprehensive loss (effective portion)	$(3,167)	$—	$9,855

Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$380	$—	$—
Cost of products sold	(3,793)	—	—
Selling, general and administrative expenses	(97)	—	—
Other (expense)/income, net	(3,642)	—	12,000
Interest expense	(2)	—	(891)

	(7,154)	—	11,109

Fair value hedges:
Net gains recognized in other income, net	—	1,681	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(5,285)	—	—

Total amount recognized in statement of income	$(12,439)	$1,681	$11,109

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

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $397.5 million and $377.3 million as of July 27, 2011 and April 27, 2011, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These swaps are scheduled to mature in Fiscal 2013 and 2014.

Deferred Hedging Gains and Losses:

As of July 27, 2011, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $5.1 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters ended July 27, 2011 and July 28, 2010. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended July 27, 2011 and July 28, 2010.

Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $376.6 million and $309.9 million that did not meet the criteria for hedge accounting as of July 27, 2011 and April 27, 2011, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of Other income/(expense), net. Net unrealized (losses)/gains related to outstanding contracts totaled $(4.6) million and $8.3 million as of July 27, 2011 and April 27, 2011, respectively. These contracts are scheduled to mature within one year.

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

(16)	Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At July 27, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $72.4 million.

(17)	Redeemable Noncontrolling Interest

The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase his 20% equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest in the condensed consolidated balance sheet. The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value would be adjusted through retained earnings. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company’s Fiscal 2012 first quarter results reflect strong sales growth, up 14.9%. The emerging markets led the sales growth with combined volume and pricing gains of 13% and represented 23% of total Company sales reflecting our Fiscal 2011 acquisitions of Foodstar in China and Coniexpress in Brazil. Our top 15 brands performed well, with combined volume and pricing gains of 6.2% driven by the Heinz®, Classico®, TGI Friday’s®, Complan® and ABC® brands. The Master® and Quero® brands acquired in Fiscal 2011 are now part of our top 15 and drove an additional 4.6% sales increase. Favorable foreign exchange contributed 7.2% to the top-line. Overall, the Company’s organic sales growth reflects a 3.8% increase in net pricing, partially offset by a 0.7% volume decline.

On May 26, 2011, the Company announced that in order to accelerate growth and offset the impact of escalating commodity costs, it will invest in productivity initiatives in Fiscal 2012 that are expected to make the Company stronger and even more competitive (see “Productivity Initiatives” section below for further detail). During the first quarter of Fiscal 2012, the Company incurred charges of $41 million pre-tax or $0.09 per share related to these productivity initiatives.

Gross margin declined 200 basis points to 34.6% compared to the first quarter of prior year. Excluding charges for productivity initiatives(1), gross margin declined 90 basis points to 35.7% primarily reflecting net commodity cost inflation. Operating income decreased 8.9% to $370 million but excluding charges for productivity initiatives increased 1.1% versus prior year to $410 million despite a 15.2% increase in marketing and incremental investments in the Company’s important systems initiative, Project Keystone.

Diluted earnings per share were $0.70 for the first quarter, compared to $0.75 in the prior year. Excluding charges for productivity initiatives, earnings per share were $0.78 in the current year, which was favorably impacted by $0.05 per share from currency translation and translation hedges. The Company also generated $165 million of cash from operating activities in the first quarter of this year. Overall, the Company remains confident in its underlying business fundamentals and plans to continue executing the following strategies:

•	Accelerate growth in emerging markets;

•	Expand the core portfolio;

•	Strengthen and leverage global scale; and

•	Make talent an advantage.

(1) All results excluding charges for productivity initiatives are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below and the following reconciliation of all of these measures to the reported GAAP measure.

	First Quarter Ended July 27, 2011
				Operating
	Sales	Gross Profit	SG&A	Income	Net Income	EPS
	(Amounts in thousands, except per share amounts)

Reported results	$2,849,581	$985,493	$615,930	$369,563	$226,114	$0.70
Charges for productivity initiatives	—	31,390	9,121	40,511	28,448	0.09

Results excluding charges for productivity initiatives	$2,849,581	$1,016,883	$606,809	$410,074	$254,562	$0.78

(Totals may not add due to rounding)

Productivity Initiatives

In order to accelerate growth and offset the impact of escalating commodity costs, the Company announced on May 26, 2011 that it will invest in a series of productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate productivity on a global scale. These initiatives, as well as other initiatives currently being evaluated, include:

•	The establishment of a European supply chain hub in the Netherlands in order to consolidate and centrally lead procurement, manufacturing, logistics and inventory control,

•	The exit of at least five factories, including two in Europe, two in the U.S. and one in the Pacific in order to enhance manufacturing effectiveness and efficiency, and

•	A reduction of the global workforce by approximately 800 to 1,000 positions.

The Company anticipates investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012.

During the first quarter of Fiscal 2012, the Company recorded costs of $41 million pre-tax ($28 million after-tax or $0.09 per share), all of which were reported in the Non-operating segment, related to these productivity initiatives which was comprised of the following:

•	$17 million pre-tax relating to asset write-offs for the closure of four factories, including two in Europe, one in the U.S. and one in the Pacific,

•	$15 million pre-tax for severance and employee benefit costs relating to the reduction of the global workforce by approximately 160 positions, and

•	$9 million pre-tax costs associated with other implementation costs, primarily for professional fees and relocation costs for the establishment of the European supply chain hub.

Of the $41 million of total pre-tax charges, $31 million was recorded in cost of products sold and $9 million in selling, general and administrative expenses (“SG&A”). The amount included in other accrued liabilities related to these initiatives totaled $11 million at July 27, 2011, most of which is expected to be paid in the third quarter of Fiscal 2012. See the “Liquidity and Financial Position” section below for anticipated savings and impact to the Company’s liquidity from these productivity initiatives.

THREE MONTHS ENDED JULY 27, 2011 AND JULY 28, 2010

Results of Operations

Sales for the three months ended July 27, 2011 increased $369 million, or 14.9%, to $2.85 billion. Net pricing increased sales by 3.8%, driven by price increases in emerging markets, particularly Latin America, as well as in the U.S. and U.K. Volume decreased 0.7%, as favorable volume in emerging markets, the U.K., Continental Europe, Canada and Japan were more than offset by declines in the U.S. and Australia. Emerging markets and the Company’s top 15 brands continued to be important growth drivers, with combined volume and pricing gains of 13% and 6.2%, respectively. Acquisitions increased sales by 4.6%. Foreign exchange translation rates increased sales by 7.2%.

Gross profit increased $78 million, or 8.5%, to $985 million, and gross profit margin decreased 200 basis points to 34.6%. Excluding charges for productivity initiatives, gross profit increased $109 million, or 12.0%, to $1.02 billion, largely due to acquisitions and a $59 million favorable impact from foreign exchange. Gross profit margin excluding charges for productivity initiatives decreased to 90 basis points to 35.7%, resulting from higher commodity costs and the impact from acquisitions, partially offset by higher pricing and productivity improvements.

SG&A increased $114 million, or 22.6% to $616 million, and increased as a percentage of sales to 21.6% from 20.2%. Excluding charges for productivity initiatives, SG&A increased $105 million, or

20.8% to $607 million, and increased as a percentage of sales to 21.3% from 20.2%. These increases reflect a $36 million impact from foreign exchange translation rates, as well as increases from acquisitions, a 15.2% increase in marketing and incremental investments in Project Keystone. In addition, selling and distribution expenses (“S&D”) were unfavorably impacted by higher fuel prices, particularly in the U.S., and general and administrative expenses (“G&A”) were higher as a result of strategic investments to drive growth in emerging markets. Operating income decreased $36 million, or 8.9%, to $370 million, but excluding charges for productivity initiatives, operating income increased $4 million, or 1.1%, to $410 million.

Net interest expense decreased $2 million, to $61 million, reflecting a $6 million increase in interest income and a $4 million increase in interest expense. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company’s debt portfolio, foreign exchange and slightly higher average debt balances. Other expenses, net, decreased $8 million, to $2 million, primarily due to currency losses last year.

The effective tax rate for the current quarter was 23.2%. Excluding charges for productivity initiatives, the effective tax rate was 24.0% in the current quarter compared to 25.3% last year. The decrease in the effective tax rate is primarily the result of a statutory tax rate reduction in the United Kingdom that was enacted during the first quarter.

Net income attributable to H. J. Heinz Company was $226 million, a decrease of 6.0%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $255 million compared to $240 million in the prior year, an increase of 5.9%. This increase was due to higher operating income, currency losses last year and a lower effective tax rate. Diluted earnings per share were $0.70 in the current year, down 6.7%. Excluding charges for productivity initiatives, diluted earnings per share were $0.78 in the current year compared to $0.75 in the prior year, up 4.0%. EPS movements were favorably impacted by $0.05 from currency translation and translation hedges. EPS for the first quarter was unfavorably impacted by a 1% increase in shares outstanding.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $13 million, or 1.7%, to $775 million. Higher net price of 3.1% reflects price increases across the leading brands and reduced trade promotions. Despite volume gains related to new products such as TGI Friday’s® single serve meals and Smart Ones® bagged dinners and breakfast items and improvements on Classico® pasta sauces, overall volume declined 3.1%. The overall volume decline relates primarily to Heinz® ketchup, Smart Ones® single-serve frozen products, Ore-Ida® frozen potatoes and frozen snacks reflecting promotional timing and the impacts from price increases. Volume was also unfavorably impacted by the Company’s strategic decision to exit the Boston Market® license. Favorable Canadian exchange translation rates increased sales 1.6%.

Gross profit increased $3 million, or 1.1%, to $322 million, while the gross profit margin decreased slightly to 41.6% from 41.9%. Gross profit margin declined as higher pricing and productivity improvements were offset by increased commodity costs. Operating income was consistent with last year at $191 million, as the improvement in gross profit was offset by increased S&D costs due to higher fuel prices.

Europe

Heinz Europe sales increased $125 million, or 17.5%, to $838 million. Favorable foreign exchange translation rates increased sales by 12.6%. Volume increased 2.2%, due to improvements in Heinz® soup and Weight Watchers® frozen meals in the U.K., which reflect increased promotions, as well as increases in ketchup across Europe and market share gains on Orlando® tomato-based sauces in Spain that more than offset declines in Italian infant nutrition. Net pricing increased 2.7%, driven by price increases across most of Europe along with reduced promotional activity, particularly in the U.K.

Gross profit increased $47 million, or 17.5%, to $316 million, and the gross profit margin was consistent with prior year at 37.7%. The $47 million increase in gross profit is largely due to favorable foreign exchange translation rates while the gross margin reflects the offset of productivity improvements and higher pricing with higher commodity costs. Operating income increased $22 million, or 19.5%, to $137 million, due to favorable foreign currency translation, partially offset by increased marketing investments and higher G&A reflecting investments in Project Keystone.

Asia/Pacific

Heinz Asia/Pacific sales increased $113 million, or 20.2%, to $671 million. Favorable exchange translation rates increased sales by 13.1%. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 6.0%. Pricing increased 1.7%, and volume decreased 0.7%. Total segment volume and pricing were negatively impacted by 300 and 180 basis points, respectively, related to poor operating results in Australia. The Australian business has been impacted by a challenging retail and competitive environment, higher promotions and reduced market demand associated with higher prices over an extended period of time. Price increases were realized on ABC® products in Indonesia, Complan® and Glucon® products in India and Long Fong® frozen products in China. Significant volume growth occurred in Complan® nutritional beverages in India, frozen potatoes and sauces in Japan, ABC® products in Indonesia, and ketchup and infant feeding products in China. Volume declines were noted in Nycil® and Glucon D® branded products in India.

Gross profit increased $20 million, or 11.1%, to $201 million, and the gross profit margin decreased to 29.9% from 32.4%. The $20 million increase in gross profit reflects favorable foreign exchange translation rates and the Foodstar acquisition, partially offset by lower volume. The decline in gross margin is a result of higher commodity costs and unfavorable product mix which were only partially offset by higher pricing and productivity improvements. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing investments, and higher G&A costs to support our emerging markets businesses. Operating income decreased by $10 million, or 14.6%, to $61 million, primarily due to poor operating results in Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $4 million, or 1.1%, to $325 million. Pricing increased sales 2.3%, largely due to price increases across this segment’s product portfolio in both this year and the second half of last year to help offset commodity cost increases. Volume decreased by 3.4%, due to declines in sauces as well as frozen desserts and soup reflecting ongoing weakness in restaurant foot traffic.

Gross profit decreased $3 million, or 2.8%, to $91 million, and the gross profit margin decreased to 28.0% from 28.5%, as pricing and productivity improvements were more than offset by increased commodity costs and unfavorable volume. Operating income decreased $8 million, or 20.1%, to $32 million, which is primarily due to the gross profit decline and higher S&D costs due to higher fuel prices.

Rest of World

Sales for Rest of World increased $122 million, or 102.9%, to $241 million. The Quero® acquisition in Brazil, which was completed at the end of Fiscal 2011, increased sales 68.1%. Higher pricing increased sales by 27.9%, largely due to price increases in Latin America taken to mitigate inflation. See the “Venezuela-Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela. Volume increased 4.4% mainly due to increases in ketchup and baby food in Latin America. Foreign exchange translation rates increased sales 2.5%.

Gross profit increased $42 million, or 95.5%, to $85 million, due mainly to the Quero® acquisition and higher pricing and volume, partially offset by increased commodity costs. The gross profit margin declined to 35.4% from 36.7% primarily reflecting the impact of the Quero® acquisition. Operating income increased $16 million, or 102.9%, to $32 million, resulting from higher pricing and the Quero® acquisition.

Liquidity and Financial Position

Cash provided by operating activities was $165 million in the current year and $272 million in the prior year. The decline in the first quarter of Fiscal 2012 versus Fiscal 2011 reflects lower earnings, due to productivity initiatives, and unfavorable movements in inventories, payables and income taxes partially offset by favorable movements in accrued expenses and receivables. In addition, the Company received $12 million in the first quarter of Fiscal 2011 for the termination of foreign currency hedge contracts (see Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information). The Company’s cash conversion cycle improved 2 days, to 42 days in the first quarter of Fiscal 2012. Accounts payable also contributed 5 days to the improvement while receivables and inventories worsened by 3 days and 1 day, respectively.

In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $119 million and $116 million during the first quarters ended July 27, 2011 and July 28, 2010, respectively, resulting in an increase in cash for sales under this program for the first quarters ended July 27, 2011 and July 28, 2010 of $90 million and $32 million, respectively. The increase in cash proceeds related to the deferred purchase price was $118 million and $52 million for the first quarters ended July 27, 2011 and July 28, 2010, respectively. See Note 13, “Financing Arrangements” for additional information

In the first quarter of Fiscal 2012, cash required for productivity initiatives was approximately $11 million pre-tax. The Company anticipates spending approximately $130 million in cash on these productivity initiatives in Fiscal 2012. Ongoing pre-tax savings relative to these initiatives is anticipated to be approximately $20 million in Fiscal 2012 and $55 million in Fiscal 2013.

Cash used for investing activities totaled $72 million compared to $53 million last year. Capital expenditures totaled $74 million (2.6% of sales) compared to $56 million (2.2% of sales) in the prior year. The Company expects capital spending of approximately 4% of sales for the year reflecting increased investment in Project Keystone and new productivity initiatives. Proceeds from disposals of property, plant and equipment were $7 million in the current year and were less than $1 million in the prior year.

Cash used for financing activities totaled $121 million compared to providing $198 million of cash last year. Proceeds from long-term debt were $610 million in the current year and $9 million in the prior year. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. These proceeds were used to pay off the Company’s $750 million 6.625% U.S. Dollar Notes, which matured on July 15, 2011, resulting in payments on long-term debt of $806 million in the current year compared to $8 million in the prior year. Net proceeds on commercial paper and short-term debt were $260 million this year compared to net payments of $91 million in the prior year. Cash payments for treasury stock purchases, net of option exercises, used $43 million of cash in the current year as the Company purchased 1.6 million shares of stock at a total cost of $87 million. Cash proceeds from option exercises provided $19 million of cash in the prior year, and the Company had no treasury stock purchases in the prior year. Dividend payments totaled $155 million this year, compared to $144 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.92.

At July 27, 2011, the Company had total debt of $4.68 billion (including $137 million relating to the hedge accounting adjustments) and cash and cash equivalents and short-term investments of $735 million. Total debt balances have increased slightly since prior year end due to the items discussed above. The Company is currently evaluating alternatives for the refinancing and/or retirement of the approximately $600 million of long-term debt maturing in Fiscal 2012.

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

During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. This credit agreement supports the Company’s commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company’s intent and ability to refinance these borrowings on a long-term basis. Certain of the Company’s debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of July 27, 2011. In addition, the Company has approximately $400 million of other credit facilities available for use primarily by the Company’s foreign subsidiaries.

The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014. As of July 27, 2011 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company’s earnings.

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary’s balance sheet. At July 27, 2011, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from exchange rate movements for our Venezuelan subsidiary under highly inflationary accounting was $72 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company’s materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 27, 2011. For additional information, refer to page 26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

As of the end of the first quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $113 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment on the presentation of comprehensive income. This amendment is intended to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this amendment, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The statement(s) would need to be presented with equal prominence as the other primary financial statements. While the options for presenting other comprehensive income change under this amendment, many items will not change, including: the items that constitute net income and other comprehensive income; when an item of other comprehensive income must be reclassified to net income; and the earnings-per-share computation. The Company is required to adopt this amendment retrospectively on the first day of Fiscal 2013. This adoption will only impact the presentation of the Company’s financial statements, not the financial results.

In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 14, “Fair Value Measurements” for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on the first day of the fourth quarter of Fiscal 2012 and this adoption is not expected to have an impact on the Company’s financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for Business Combinations. This amendment clarifies that if a public entity is required to disclose pro forma information for business combinations, the entity should disclose such pro forma information as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The Company adopted this amendment on the first day of Fiscal 2012 and will apply such amendment for any business combinations that are material on an individual or aggregate basis if and when they occur.

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company adopted this amendment on the first day of Fiscal 2012. This adoption did not have an impact on the Company’s financial statements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to our executive management and as a component of the Board of Director’s measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing in the “Executive Overview” section above a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, as well as an explanation of why our management believes the non-GAAP measure provides useful information to investors and any additional purposes for which our management uses the non-GAAP measure below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Results Excluding Charges for Productivity Initiatives

Management believes that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-over-year basis. The adjustments are charges for non-recurring productivity initiatives that, in management’s judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the “Executive Overview” section above for the reconciliation of the Company’s results excluding charges for productivity initiatives to the relevant GAAP measure.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management’s discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management’s estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company’s control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales volume, earnings, or cash flow growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

•	increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•	our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

•	the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets, economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media,

•	with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board’s view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company’s Form 10-K for the fiscal year ended April 27, 2011.

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

There have been no material changes in the Company’s market risk during the first quarter ended July 27, 2011. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2012, the Company continued its implementation of SAP software across operations in the Netherlands, Belgium and Nordic countries. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report under this item.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 27, 2011. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 27, 2011, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of Fiscal 2012, the Company repurchased the following number of shares of its common stock:

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

April 28, 2011 — May 25, 2011	—	$—	—	—
May 26, 2011 — June 22, 2011	750,000	53.30	—	—
June 23, 2011 — July 27, 2011	875,000	53.45	—	—

Total	1,625,000	$53.38	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of July 27, 2011, the maximum number of shares that may yet be purchased under the 2006 program is 3,666,192.

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

(a) Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, N. A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2011.

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

Date: August 26, 2011

By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 26, 2011

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

(a) Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, N. A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2011.

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