Form 10-Q
period 2011-10-26
HEINZ H J CO
filed 2011-11-22
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2011
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

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 26, 2011 was 320,235,462 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$2,831,832	$2,614,623
Cost of products sold	1,861,794	1,647,996
Gross profit	970,038	966,627
Selling, general and administrative expenses	612,303	549,828
Operating income	357,735	416,799
Interest income	9,191	4,578
Interest expense	75,177	67,328
Other income/(expense), net	1,244	(7,519)
Income before income taxes	292,993	346,530
Provision for income taxes	52,857	92,588
Net income	240,136	253,942
Less: Net income attributable to the noncontrolling interest	3,127	2,507
Net income attributable to H. J. Heinz Company	$237,009	$251,435
Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$0.73	$0.78
Average common shares outstanding—diluted	323,561	322,465
Net income per share attributable to H. J. Heinz Company common shareholders—basic	$0.74	$0.78
Average common shares outstanding—basic	320,876	319,467
Cash dividends per share	$0.48	$0.45

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$5,681,413	$5,095,448
Cost of products sold	3,725,882	3,220,844
Gross profit	1,955,531	1,874,604
Selling, general and administrative expenses	1,228,233	1,052,090
Operating income	727,298	822,514
Interest income	18,968	8,695
Interest expense	146,132	134,080
Other expense, net	(1,036)	(17,808)
Income before income taxes	599,098	679,321
Provision for income taxes	124,003	176,784
Net income	475,095	502,537
Less: Net income attributable to the noncontrolling interest	11,972	10,675
Net income attributable to H. J. Heinz Company	$463,123	$491,862
Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$1.43	$1.53
Average common shares outstanding—diluted	323,910	321,788
Net income per share attributable to H. J. Heinz Company common shareholders—basic	$1.44	$1.54
Average common shares outstanding—basic	321,158	318,825
Cash dividends per share	$0.96	$0.90

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2011 FY 2012	April 27, 2011* FY 2011
	(Unaudited)
	(In Thousands)
Assets
Current Assets:
Cash and cash equivalents	$858,007	$724,311
Trade receivables, net	863,421	1,039,064
Other receivables, net	193,526	225,968
Inventories:
Finished goods and work-in-process	1,316,574	1,165,069
Packaging material and ingredients	305,497	286,477
Total inventories	1,622,071	1,451,546
Prepaid expenses	183,441	159,521
Other current assets	101,526	153,132
Total current assets	3,821,992	3,753,542
Property, plant and equipment	5,155,248	5,224,715
Less accumulated depreciation	2,751,217	2,719,632
Total property, plant and equipment, net	2,404,031	2,505,083
Goodwill	3,182,853	3,298,441
Trademarks, net	1,098,786	1,156,221
Other intangibles, net	416,793	442,563
Other non-current assets	1,181,742	1,074,795
Total other non-current assets	5,880,174	5,972,020
Total assets	$12,106,197	$12,230,645
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2011 FY 2012	April 27, 2011* FY 2011
	(Unaudited)
	(In Thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$38,756	$87,800
Portion of long-term debt due within one year	831,217	1,447,132
Trade payables	1,219,353	1,337,620
Other payables	134,173	162,047
Accrued marketing	300,657	313,389
Other accrued liabilities	606,830	715,147
Income taxes	133,294	98,325
Total current liabilities	3,264,280	4,161,460
Long-term debt	4,184,741	3,078,128
Deferred income taxes	899,457	897,179
Non-pension postretirement benefits	214,948	216,172
Other non-current liabilities	547,171	570,571
Total long-term liabilities	5,846,317	4,762,050
Redeemable noncontrolling interest	109,994	124,669
Equity:
Capital stock	107,835	107,843
Additional capital	582,969	629,367
Retained earnings	7,417,045	7,264,678
	8,107,849	8,001,888
Less:
Treasury stock at cost (110,861 shares at October 26, 2011 and 109,818 shares at April 27, 2011)	4,661,383	4,593,362
Accumulated other comprehensive loss	612,199	299,564
Total H. J. Heinz Company shareholders’ equity	2,834,267	3,108,962
Noncontrolling interest	51,339	73,504
Total equity	2,885,606	3,182,466
Total liabilities and equity	$12,106,197	$12,230,645
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(Unaudited) (Thousands of Dollars)
Cash Flows from Operating Activities:
Net income	$475,095	$502,537
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	145,438	120,176
Amortization	22,299	20,855
Deferred tax (benefit)/provision	(70,443)	105,125
Pension contributions	(7,611)	(11,488)
Other items, net	60,276	29,612
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	118,151	36,164
Inventories	(222,636)	(87,831)
Prepaid expenses and other current assets	(22,895)	(7,621)
Accounts payable	(81,253)	10,252
Accrued liabilities	(86,716)	(107,278)
Income taxes	67,809	21,584
Cash provided by operating activities	397,514	632,087
Cash Flows from Investing Activities:
Capital expenditures	(175,171)	(122,102)
Proceeds from disposals of property, plant and equipment	6,112	3,750
Other items, net	4,348	506
Cash used for investing activities	(164,711)	(117,846)
Cash Flows from Financing Activities:
Payments on long-term debt	(819,364)	(25,732)
Proceeds from long-term debt	1,310,066	20,018
Net payments on commercial paper and short-term debt	(49,768)	(186,939)
Dividends	(310,565)	(288,592)
Exercise of stock options	54,879	91,497
Purchase of treasury stock	(160,146)	—
Acquisition of subsidiary shares from noncontrolling interests	(54,824)	—
Other items, net	5,940	23,658
Cash used for financing activities	(23,782)	(366,090)
Effect of exchange rate changes on cash and cash equivalents	(75,325)	34,467
Net increase in cash and cash equivalents	133,696	182,618
Cash and cash equivalents at beginning of year	724,311	483,253
Cash and cash equivalents at end of period	$858,007	$665,871

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

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

(2)    Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the disclosure requirements for multiemployer pension plans. This amendment requires an employer who participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures to help financial statement users better understand the plans in which an employer participates, the level of the employer's participation in the plans, and the financial health of significant plans. The disclosures also will enable users of financial information to obtain additional information outside of the financial statements. The amendment does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. The Company will adopt this amendment in the fourth quarter of Fiscal 2012 and will apply the provisions of this amendment retrospectively. The adoption of this amendment will only impact the notes to the consolidated financial statements, not the financial results.
In September 2011, the FASB issued an amendment to the goodwill impairment standard. This amendment is intended to reduce the cost and complexity of the annual impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform a qualitative assessment in any subsequent period. The Company is required to adopt this amendment starting in Fiscal 2013 for annual and interim goodwill impairment tests; however, the Company can and is considering early adoption of this amendment for the Fiscal 2012 annual impairment tests which will be performed during the fourth quarter of Fiscal 2012. This amendment does not impact our results of operations or financial position.

In June 2011, the FASB issued an amendment on the presentation of comprehensive income. This amendment is intended to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this amendment, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The statement(s) would need to be presented with equal prominence as the other primary financial statements. While the options for presenting other comprehensive income change under this amendment, many items will not change. Those items remaining the same include the items that constitute net income and other comprehensive income; when an item of other comprehensive income must be reclassified to net income; and the earnings-per-share computation. The Company is required to adopt this amendment retrospectively on the first day of Fiscal 2013. This adoption will only impact the presentation of the Company's financial statements, not the financial results.

In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 14 for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on the first day of the fourth quarter of Fiscal 2012 and this adoption is not expected to have an impact on the Company's financial statements.

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

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company adopted this amendment on the first day of Fiscal 2012. This adoption did not have an impact on the Company's financial statements.

(3)    Productivity Initiatives

The Company announced on May 26, 2011 that it will invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company originally anticipated investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012. These initiatives included:

•The establishment of a European supply chain hub in the Netherlands in order to consolidate and centrally lead procurement, manufacturing, logistics and inventory control,

•The exit of at least five factories, including two in Europe, two in the U.S., and one in Asia/Pacific in order to enhance manufacturing effectiveness and efficiency, and

•A reduction of the global workforce by approximately 800 to 1,000 positions.

The Company continues to look for opportunities to drive shareholder value in this difficult economic environment, and on November 9, 2011, the Company's Board of Directors gave its approval for the Company to invest an incremental $20 million cash and $55 million of pre-tax income ($0.15 per share) on additional productivity initiatives during Fiscal 2012. These projects are expected to result in the closure of another three factories worldwide and a further reduction of the global workforce up to 1,000 employees. Certain projects included in the plan are subject to consultation and any necessary agreements being reached with appropriate employee representative bodies, trade unions, and works councils.

The Company recorded costs related to these productivity initiatives of $37.3 million pre-tax ($25.5 million after-tax or $0.08 per share) during the second quarter ended October 26, 2011 and $77.8 million pre-tax ($54.0 million after-tax or $0.17 per share) during the six months ended October 26, 2011, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•$11.8 million and $28.6 million for the second quarter and six months ended October 26, 2011, respectively, relating to asset write-offs and accelerated depreciation for the closure of five factories, including two in Europe, two in the U.S. and one in Asia/Pacific,

•$14.1 million and $29.0 million for the second quarter and six months ended October 26, 2011, respectively, for severance and employee benefit costs relating to the reduction of the global workforce by approximately 450 positions through the six months ended October 26, 2011, and

•$11.4 million and $20.2 million for the second quarter and six months ended October 26, 2011, respectively, associated with other implementation costs, primarily for professional fees and relocation costs for the establishment of the European supply chain hub.

Of the $37.3 million total pre-tax charges for the second quarter ended October 26, 2011, $27.5 million was recorded in cost of products sold and $9.9 million in selling, general and administrative expenses (“SG&A”). Of the $77.8 million total pre-tax charges for the six months ended October 26, 2011, $58.8 million was recorded in cost of products sold and $19.0 million in SG&A.

The Company does not include restructuring charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Fiscal 2012
	Second Quarter Ended October 26, 2011	Six Months Ended October 26, 2011
	(Millions of Dollars)
North American Consumer Products	$2.6	$3.4
Europe	7.2	14.4
Asia/Pacific	13.7	31.9
U.S. Foodservice	12.0	26.1
Rest of World	1.8	2.0
Total restructuring charges	$37.3	$77.8

Activity and other accrued liability balances for restructuring charges were as follows:

(Millions of Dollars)

Reserve balance at April 27, 2011	$—
Cash payments	(29.1)
Restructuring charges	49.3
Reserve balance at October 26, 2011	$20.2

The amount included in other accrued liabilities at October 26, 2011 related to these initiatives is expected to be paid in the second half of Fiscal 2012.

(4)    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 26, 2011 and fiscal year ended April 27, 2011, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(Thousands of Dollars)
Balance at April 28, 2010	$1,102,891	$1,106,744	$289,425	$257,674	$14,184	$2,770,918
Acquisitions	—	—	77,345	—	300,227	377,572
Purchase accounting adjustments	—	(278)	(10,688)	—	—	(10,966)
Translation adjustments	8,846	114,774	35,998	—	1,299	160,917
Balance at April 27, 2011	1,111,737	1,221,240	392,080	257,674	315,710	3,298,441
Purchase accounting adjustments	—	—	—	—	1,380	1,380
Translation adjustments	(8,079)	(60,684)	(2,826)	—	(45,379)	(116,968)
Balance at October 26, 2011	$1,103,658	$1,160,556	$389,254	$257,674	$271,711	$3,182,853

During the second quarter of Fiscal 2012, the Company finalized the purchase price allocation for the Coniexpress S.A. Industrias Alimenticias ("Coniexpress") acquisition in Brazil resulting primarily in immaterial adjustments between goodwill, income taxes and non-pension postretirement benefits.

Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.6 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 28, 2010, April 27, 2011 and October 26, 2011.
Trademarks and other intangible assets at October 26, 2011 and April 27, 2011, subject to amortization expense, are as follows:

	October 26, 2011			April 27, 2011
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of Dollars)
Trademarks	$286,066	$(84,610)	$201,456	$297,020	$(83,343)	$213,677
Licenses	208,186	(161,085)	47,101	208,186	(158,228)	49,958
Recipes/processes	88,971	(33,601)	55,370	90,553	(31,988)	58,565
Customer-related assets	214,653	(62,105)	152,548	224,173	(57,555)	166,618
Other	49,972	(26,424)	23,548	79,045	(54,833)	24,212
	$847,848	$(367,825)	$480,023	$898,977	$(385,947)	$513,030

Amortization expense for trademarks and other intangible assets was $8.8 million and $6.7 million for the second quarters ended October 26, 2011 and October 27, 2010, respectively, and $16.8 million and $13.8 million for the six months ended October 26, 2011 and October 27, 2010, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of October 26, 2011, annual amortization expense for each of the next five fiscal years is estimated to be approximately $35 million.
Intangible assets not subject to amortization at October 26, 2011 totaled $1,035.5 million and consisted of $897.3 million of trademarks, $118.4 million of recipes/processes, and $19.9 million of licenses. Intangible assets not subject to amortization at April 27, 2011 totaled $1,085.7 million and consisted of $942.5 million of trademarks, $122.5 million of recipes/processes, and $20.7 million of licenses.

(5)    Income Taxes
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $57.1 million and $70.7 million, on October 26, 2011 and April 27, 2011, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $45.1 million and $56.5 million, on October 26, 2011 and April 27, 2011, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $16.7 million in the next 12 months primarily due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at October 26, 2011 were $18.7 million and $17.8 million, respectively. The corresponding amounts of accrued interest and penalties at April 27, 2011 were $27.3 million and $21.1 million, respectively.
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2009 for the U.S. and the United Kingdom, through Fiscal 2007 for Italy, and through Fiscal 2006 for Australia and Canada.
During the second quarter of Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in the second quarter, of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $34.8 million. The subsidiary paid $10.4 million of the $34.8 million during the second quarter of Fiscal 2012 and will pay $13.9 million in the second quarter of Fiscal 2013 with the remainder due during the second quarter of Fiscal 2014. The tax benefit from the higher basis amortization will result in a reduction in cash taxes over the five year tax amortization period totaling $69.1 million partially offset by the $34.8 million aforementioned tax payments.
The effective tax rate for the six months ended October 26, 2011 was 20.7% compared to 26.0% last year. The decrease in the effective tax rate is primarily the result of the revaluation noted above, the beneficial resolution recorded in the second quarter of a foreign tax case, and a statutory tax rate reduction in the United Kingdom that was enacted during the first quarter of Fiscal 2012. These benefits were partially offset by higher estimated taxes on repatriation of foreign earnings in the current period and a benefit in the prior year resulting from the release of valuation allowances.

(6)    Employees’ Stock Incentive Plans and Management Incentive Plans
At October 26, 2011, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 62 to 67 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011. The compensation cost related to these plans recognized in SG&A and the related tax benefit were $12.5 million and $4.4 million for the second quarter ended October 26, 2011, and $18.5 million and $6.1 million for the six months ended October 26, 2011, respectively. In Fiscal 2011, the compensation cost related to these plans recognized in SG&A and the related tax benefit were $10.7 million and $3.5 million for the second quarter ended October 27, 2010, and $15.9 million and $5.1 million for the six months ended October 27, 2010, respectively.
The Company granted 1,649,119 and 1,730,515 option awards to employees during the second quarters ended October 26, 2011 and October 27, 2010, respectively. The weighted average fair value per share of the options granted during the six months ended October 26, 2011 and October 27, 2010, as computed using the Black-Scholes pricing model, was $5.80 and $5.36, respectively. The awards granted in the second quarter ended October 26, 2011 were sourced from the Fiscal Year 2003 Stock Incentive Plan. The awards granted in the second quarter ended October 27, 2010 were sourced from the 2000 Stock Option Plan and the Fiscal 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 26, 2011	October 27, 2010
Dividend yield	3.7%	3.9%
Expected volatility	20.9%	20.5%
Weighted-average expected life (in years)	5.0	5.5
Risk-free interest rate	1.0%	1.7%

The Company granted 426,629 and 448,323 restricted stock units to employees during the six months ended October 26, 2011 and October 27, 2010 at weighted average grant prices of $52.19 and $46.38, respectively.
In the first quarter of Fiscal 2012, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 27, 2011. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2013 year end, plus dividends paid over the two year performance period. The compensation cost related to LTPP awards recognized in SG&A and the related tax benefit was $5.4 million and $2.0 million for the second quarter ended October 26, 2011, and $11.0 million and $3.9 million for the six months ended October 26, 2011, respectively. In Fiscal 2011, the compensation cost related to LTPP awards recognized in SG&A and the related tax benefit was $9.8 million and $3.5 million for the second quarter ended October 27, 2010, and $12.6 million and $4.4 million for the six months ended October 27, 2010, respectively.

(7)    Pensions and Other Post-Retirement Benefits
The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 26, 2011	October 27, 2010	October 26, 2011	October 27, 2010
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)
Service cost	$8,445	$8,096	$1,489	$1,567
Interest cost	34,939	35,512	2,860	3,162
Expected return on plan assets	(58,756)	(57,278)	—	—
Amortization of prior service cost/(credit)	495	617	(1,532)	(1,291)
Amortization of unrecognized loss	20,937	19,388	274	401
Net periodic benefit cost	$6,060	$6,335	$3,091	$3,839

	Six Months Ended
	October 26, 2011	October 27, 2010	October 26, 2011	October 27, 2010
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)
Service cost	$17,056	$15,833	$2,997	$3,128
Interest cost	70,486	69,791	5,747	6,316
Expected return on plan assets	(118,537)	(112,570)	—	—
Amortization of prior service cost/(credit)	993	1,208	(3,062)	(2,581)
Amortization of unrecognized loss	42,166	38,356	547	802
Net periodic benefit cost	$12,164	$12,618	$6,229	$7,665

The amounts recognized for pension benefits as other non-current assets on the Condensed Consolidated Balance Sheets were $662.5 million as of October 26, 2011 and $644.6 million as of April 27, 2011.

During the first six months of Fiscal 2012, the Company contributed $8 million to these defined benefit plans. The Company expects to make combined cash contributions of less than $30 million in Fiscal 2012; however, actual contributions may be affected by pension asset and liability valuations during the year.

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
The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(Thousands of Dollars)
Net external sales:
North American Consumer Products	$794,271	$802,925	$1,568,892	$1,564,737
Europe	844,187	798,119	1,682,019	1,511,442
Asia/Pacific	592,825	531,365	1,263,591	1,089,545
U.S. Foodservice	352,304	362,418	677,254	690,952
Rest of World	248,245	119,796	489,657	238,772
Consolidated Totals	$2,831,832	$2,614,623	$5,681,413	$5,095,448
Operating income/(loss):
North American Consumer Products	$201,927	$203,964	$392,705	$395,044
Europe	144,470	135,756	281,909	250,792
Asia/Pacific	39,989	58,174	101,234	129,876
U.S. Foodservice	34,476	51,126	66,032	90,615
Rest of World	32,119	12,748	64,415	28,668
Other:
Non-Operating(a)	(57,929)	(44,969)	(101,169)	(72,481)
Productivity initiatives(b)	(37,317)	—	(77,828)	—
Consolidated Totals	$357,735	$416,799	$727,298	$822,514
_______________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 3 for further details.
The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(Thousands of Dollars)
Ketchup and Sauces	$1,268,332	$1,113,728	$2,578,812	$2,205,924
Meals and Snacks	1,108,295	1,078,527	2,116,691	1,996,351
Infant/Nutrition	301,508	281,274	623,622	562,049
Other	153,697	141,094	362,288	331,124
Total	$2,831,832	$2,614,623	$5,681,413	$5,095,448

(9)    Income Per Common Share
The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Second Quarter Ended		Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011	October 26, 2011 FY 2012	October 27, 2010 FY 2011
	(In Thousands)
Income attributable to H. J. Heinz Company	$237,009	$251,435	$463,123	$491,862
Allocation to participating securities(a)	428	767	788	953
Preferred dividends	2	3	5	6
Income applicable to common stock	$236,579	$250,665	$462,330	$490,903

Average common shares outstanding—basic	320,876	319,467	321,158	318,825
Effect of dilutive securities:
Convertible preferred stock	100	104	97	104
Stock options, restricted stock and the global stock purchase plan	2,585	2,894	2,655	2,859
Average common shares outstanding—diluted	323,561	322,465	323,910	321,788
_______________________________________

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
Options to purchase an aggregate of 0.6 million shares of common stock for the second quarter and six months ended October 26, 2011 and 2.2 million shares of common stock for the second quarter and six months ended October 27, 2010 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

(10)    Comprehensive Income
The following table provides a summary of comprehensive income/(loss) attributable to H. J. Heinz Company:

	Second Quarter Ended		Six Months Ended
	October 26, 2011 FY 2012	October 27, 2010 FY 2011	October 26, 2011 FY 2012	October 27, 2010 FY 2011
		(Thousands of Dollars)
Net income	$240,136	$253,942	$475,095	$502,537
Other comprehensive income/(loss):
Foreign currency translation adjustments	(345,045)	189,801	(370,790)	163,746
Reclassification of net pension and post-retirement benefit losses to net income	13,304	12,966	27,224	26,173
Net deferred gains on derivatives from periodic revaluations	11,128	4,086	26,865	8,126
Net deferred gains on derivatives reclassified to earnings	(5,056)	(5,271)	(16,798)	(7,745)
Total comprehensive (loss)/ income	(85,533)	455,524	141,596	692,837
Comprehensive loss/(income) attributable to the noncontrolling interest	19,745	(3,969)	8,892	(12,641)
Comprehensive (loss)/income attributable to H. J. Heinz Company	$(65,788)	$451,555	$150,488	$680,196

The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the second quarter and six months ended October 26, 2011:

	Second Quarter Ended			Six Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(Thousands of Dollars)
Net income	$237,009	$3,127	$240,136	$463,123	$11,972	$475,095
Other comprehensive income/(loss):
Foreign currency translation adjustments	(321,926)	(23,119)	(345,045)	(349,655)	(21,135)	(370,790)
Reclassification of net pension and postretirement benefit losses to net income	13,244	60	13,304	27,195	29	27,224
Net deferred gains/(losses) on derivatives from periodic revaluations	11,126	2	11,128	26,902	(37)	26,865
Net deferred (gains)/losses on derivatives reclassified to earnings	(5,241)	185	(5,056)	(17,077)	279	(16,798)
Total comprehensive (loss)/ income	$(65,788)	$(19,745)	$(85,533)	$150,488	$(8,892)	$141,596

(11)    Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
	Total	Capital Stock	Additional Capital	Retained Earnings	Treasury Stock	Accum OCI	Noncontrolling Interest
	(Thousands of Dollars)
Balance as of April 27, 2011	$3,182,466	$107,843	$629,367	$7,264,678	$(4,593,362)	$(299,564)	$73,504
Comprehensive income(a)	156,727	—	—	463,123	—	(312,179)	5,783
Dividends paid to shareholders of H. J. Heinz Company	(310,565)	—	—	(310,565)	—	—	—
Dividends paid to noncontrolling interest	(8,063)	—	—	—	—	—	(8,063)
Stock options exercised, net of shares tendered for payment	62,900	—	(11,431)	—	74,331	—	—
Stock option expense	7,763	—	7,763	—	—	—	—
Restricted stock unit activity	4,447	—	(7,866)	—	12,313	—	—
Conversion of preferred into common stock	—	(8)	(539)	—	547	—	—
Shares reacquired	(160,146)	—	—	—	(160,146)	—	—
Acquisition of subsidiary shares from noncontrolling interests(b)	(54,824)	—	(34,483)	—	—	(456)	(19,885)
Other	4,901	—	158	(191)	4,934	—	—
Balance as of October 26, 2011	$2,885,606	$107,835	$582,969	$7,417,045	$(4,661,383)	$(612,199)	$51,339
_______________________________________
(a) The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 10.
(b) During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $54.8 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

(12)    Debt

On September 12, 2011, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. The proceeds from both transactions will be used for the repayment of commercial paper and to pre-fund the repayment of the Company's $600 million notes maturing on March 15, 2012.
During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis.
During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. These proceeds were used to pay off the Company's $750 million of notes, which matured on July 15, 2011.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of October 26, 2011.

(13)    Financing Arrangements
In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $127.8 million and $117.7 million during the six months ended October 26, 2011 and October 27, 2010, respectively, resulting in an increase of cash for sales under this program for the six months ended October 26, 2011 and October 27, 2010 of $98.8 million and $33.5 million, respectively. The fair value of the deferred purchase price was $73.0 million and $173.9 million as of October 26, 2011 and April 27, 2011, respectively. The increases in cash proceeds related to the deferred purchase price were $100.9 million and $15.7 million for the six months ended October 26, 2011 and October 27, 2010, respectively. This deferred purchase price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of October 26, 2011 and April 27, 2011, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $158 million and $146 million of trade receivables which were sold to unrelated third parties without recourse as of October 26, 2011 and April 27, 2011, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of October 26, 2011 or April 27, 2011 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of October 26, 2011 and April 27, 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	October 26, 2011				April 27, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Derivatives(a)	$—	$102,575	$—	$102,575	$—	$115,705	$—	$115,705
Short-term investments(b)	$40,065	$—	$—	$40,065	$60,125	$—	$—	$60,125
Total assets at fair value	$40,065	$102,575	$—	$142,640	$60,125	$115,705	$—	$175,830
Liabilities:
Derivatives(a)	$—	$18,950	$—	$18,950	$—	$43,007	$—	$43,007
Earn-out(c)	$—	$—	$46,103	$46,103	$—	$—	$45,325	$45,325
Total liabilities at fair value	$—	$18,950	$46,103	$65,053	$—	$43,007	$45,325	$88,332
_______________________________________

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

(c)
The Company acquired Foodstar Holding Pte (“Foodstar”) in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of October 26, 2011 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

There have been no transfers between Levels 1 and 2 in Fiscals 2012 and 2011.
The Company recognized $11.8 million and $28.6 million of non-cash asset write-offs during the second quarter and six months ended October 26, 2011 related to five factory closures. These factory closures are directly linked to the Company's Fiscal 2012 productivity initiatives (see Note 3). These charges reduced the Company's carrying value in the assets to estimated fair value, which is not material.
As of October 26, 2011 and April 27, 2011, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction. The book value of these notes has been reduced as a result of the cash payments made in connection with the exchange, which occurred in Fiscal 2010.

(15)    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At October 26, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.72 billion, $760 million and $407 million, respectively. At April 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.86 billion, $1.51 billion and $377 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of October 26, 2011 and April 27, 2011:

	October 26, 2011			April 27, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(Dollars in Thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$10,383	$16,158	$27,065	$28,139	$38,703	$—
Other non-current assets	4,509	28,658	14,938	7,913	16,723	14,898
	14,892	44,816	42,003	36,052	55,426	14,898
Derivatives not designated as hedging instruments:
Other receivables, net	864	—	—	9,329	—	—
Other non-current assets	—	—	—	—	—	—
	864	—	—	9,329	—	—
Total assets	$15,756	$44,816	$42,003	$45,381	$55,426	$14,898
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$10,053	$—	$2,627	$27,804	$—	$6,125
Other non-current liabilities	1,478	—	—	8,054	—	—
	11,531	—	2,627	35,858	—	6,125
Derivatives not designated as hedging instruments:
Other payables	4,792	—	—	1,024	—	—
Other non-current liabilities	—	—	—	—	—	—
	4,792	—	—	1,024	—	—
Total liabilities	$16,323	$—	$2,627	$36,882	$—	$6,125

Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the second quarters ended October 26, 2011 and October 27, 2010:

	Second Quarter Ended
	October 26, 2011			October 27, 2010
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
			(Dollars in Thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$10,945	$(2,341)	$9,300	$(3,861)	$—	$10,682
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,989	$—	$—	$296	$—	$—
Cost of products sold	(4,216)	—	—	(5,394)	—	—
Selling, general and administrative expenses	(18)	—	—	(39)	—	—
Other income, net	2,853	—	9,398	3,294	—	12,036
Interest income/(expense)	74	(29)	(1,437)	14	—	(829)
	682	(29)	7,961	(1,829)	—	11,207
Fair value hedges:
Net gain/(losses) recognized in other expense, net	—	2,513	—	—	(12,008)	—
Net losses recognized in interest expense	—	—	—	—	(351)	—
	—	2,513	—	—	(12,359)	—
Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	4,794	—	—	157	—	—

Total amount recognized in statement of income	$5,476	$2,484	$7,961	$(1,672)	$(12,359)	$11,207

The following table presents the pre-tax effect of derivative instruments on the statement of income for the six months ended October 26, 2011 and October 27, 2010:

	Six Months Ended
	October 26, 2011			October 27, 2010
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
			(Dollars in Thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$18,331	$(2,341)	$27,629	$(7,027)	$—	$20,537
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$4,093	$—	$—	$676	$—	$—
Cost of products sold	(9,804)	—	—	(9,188)	—	—
Selling, general and administrative expenses	105	—	—	(136)	—	—
Other income/(expense), net	8,003	—	29,662	(348)	—	24,036
Interest income/(expense)	181	(29)	(2,943)	12	—	(1,720)
	2,578	(29)	26,719	(8,984)	—	22,316
Fair value hedges:
Net losses recognized in other expense, net	—	(10,610)	—	—	(10,327)	—
Net losses recognized in interest expense	—	—	—	—	(351)	—
	—	(10,610)	—	—	(10,678)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(4,069)	—	—	(5,128)	—	—

Total amount recognized in statement of income	$(1,491)	$(10,639)	$26,719	$(14,112)	$(10,678)	$22,316

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
The Company had outstanding cross-currency interest rate swaps with a total notional amount of $406.9 million and $377.3 million as of October 26, 2011 and April 27, 2011, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013 and 2014.
Deferred Hedging Gains and Losses:
As of October 26, 2011, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $1.2 million of net deferred losses reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the second quarters and six months ended October 26, 2011 and October 27, 2010. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarters and six months ended October 26, 2011 and October 27, 2010.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $332.0 million and $309.9 million that did not meet the criteria for hedge accounting as of October 26, 2011 and April 27, 2011, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of Other income/(expense), net. Net unrealized (losses)/gains related to outstanding contracts totaled $(3.9) million and $8.3 million as of October 26, 2011 and April 27, 2011, respectively. These contracts are scheduled to mature within one year.
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

(16)    Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary's balance sheet, which was $81.5 million at October 26, 2011.

(17)    Redeemable Noncontrolling Interest
The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase their 20% equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner's interest as a redeemable noncontrolling interest in the condensed consolidated balance sheet. The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value would be adjusted through retained earnings. The reduction in carrying value from April 27, 2011 to October 26, 2011 was primarily due to the impact the weakening of the Brazilian Real had on translation into U.S. dollars. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company's Fiscal 2012 second quarter results reflect strong sales growth, up 8.3%. The emerging markets led the second quarter sales growth with combined volume and pricing gains of 15.8%. Emerging markets represented slightly more than 20% of total Company sales reflecting strong organic growth (volume and price) and our Fiscal 2011 acquisitions of Foodstar in China and Coniexpress in Brazil. The Company's top 15 brands performed well for the second quarter, with combined volume and pricing gains of 3.0% driven by the Heinz®, TGI Friday's®, Complan® and ABC® brands. Global ketchup grew 6.5% in price and volume. The Master® and Quero® brands acquired in Fiscal 2011 are now part of the Company's top 15 and drove an additional 5.0% increase in total Company sales. Favorable foreign exchange contributed 2.4% to the top-line while the Company's strategic decision to exit the Boston Market® license in the U.S. reduced sales by 0.6%. Overall, the Company's second quarter organic sales growth reflects a 4.4% increase in net pricing, partially offset by a 2.9% volume decline.

On May 26, 2011, the Company announced that in order to accelerate growth and drive global productivity, it will invest in productivity initiatives in Fiscal 2012 that are expected to make the Company stronger and even more competitive (see “Productivity Initiatives” section below for further detail). During the second quarter of Fiscal 2012, the Company incurred charges of $37 million pre-tax or $0.08 per share related to these productivity initiatives.
Gross margin for the second quarter declined 270 basis points on a reported basis to 34.3% compared to prior year. Excluding charges for productivity initiatives(1), gross margin for the second quarter declined 180 basis points to 35.2% as a result of weak results in Australia and U.S. Foodservice and net commodity cost inflation. Operating income for the second quarter decreased 14.2% to $358 million and excluding charges for productivity initiatives decreased 5.2% versus prior year to $395 million reflecting the decline in gross margin, a 9.3% increase in marketing and incremental investments in the Company's important process and systems initiative, Project Keystone. Second quarter operating income was also impacted by continued weakness in our Australian and U.S. Foodservice businesses.
Diluted earnings per share were $0.73 for the second quarter, compared to $0.78 in the prior year. Excluding charges for productivity initiatives, earnings per share were $0.81 in the current year second quarter, which was favorably impacted by $0.03 per share from currency translation and translation hedges. The Company also generated $233 million of cash from operating activities in the second quarter of this year. Overall, the Company remains confident in its underlying business fundamentals and plans to continue executing the following strategies:

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

	Second Quarter Ended
	October 26, 2011
	Sales	Gross Profit	SG&A	Operating Income	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,831,832	$970,038	$612,303	$357,735	$237,009	$0.73
Charges for productivity initiatives	—	27,451	9,866	37,317	25,534	0.08
Results excluding charges for productivity initiatives	$2,831,832	$997,489	$602,437	$395,052	$262,543	$0.81

	Six Months Ended
	October 26, 2011
	Sales	Gross Profit	SG&A	Operating Income	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$5,681,413	$1,955,531	$1,228,233	$727,298	$463,123	$1.43
Charges for productivity initiatives	—	58,841	18,987	77,828	53,982	0.17
Results excluding charges for productivity initiatives	$5,681,413	$2,014,372	$1,209,246	$805,126	$517,105	$1.59

(Totals may not add due to rounding)

Productivity Initiatives

The Company announced on May 26, 2011 that it will invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company originally anticipated investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012. The Company believes it is on track to execute these projects within budget and to deliver the expected benefits. These initiatives included:

•The establishment of a European supply chain hub in the Netherlands in order to consolidate and centrally lead procurement, manufacturing, logistics and inventory control,

•The exit of at least five factories, including two in Europe, two in the U.S., and one in Asia/Pacific in order to enhance manufacturing effectiveness and efficiency, and

•A reduction of the global workforce by approximately 800 to 1,000 positions.

The Company continues to look for opportunities to drive shareholder value in this difficult economic environment and on November 9, 2011, the Company's Board of Directors gave its approval for the Company to invest an incremental $20 million of cash and $55 million of pre-tax income ($0.15 per share) on additional productivity initiatives during Fiscal 2012. These projects are expected to result in the closure of another three factories worldwide and a further reduction of the global workforce up to 1,000 employees. Certain projects included in the plan are subject to consultation and any necessary agreements being reached with appropriate employee representative bodies, trade unions, and works councils.

The Company recorded costs related to these productivity initiatives of $37 million pre-tax ($26 million after-tax or $0.08 per share) during the second quarter ended October 26, 2011 and $78 million pre-tax ($54 million after-tax or $0.17 per share) during the six months ended October 26, 2011, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•$12 million and $29 million for the second quarter and six months ended October 26, 2011, respectively, relating to asset write-offs and accelerated depreciation for the closure of five factories, including two in Europe, two in the U.S. and one in Asia/Pacific,

•$14 million and $29 million for the second quarter and six months ended October 26, 2011, respectively, for severance and employee benefit costs relating to the reduction of the global workforce by approximately 450 positions through the six months ended October 26, 2011, and

•$11 million and $20 million for the second quarter and six months ended October 26, 2011, respectively, associated with other implementation costs, primarily for professional fees and relocation costs for the establishment of the European supply chain hub.

Of the $37 million total pre-tax charges for the second quarter ended October 26, 2011, $27 million was recorded in cost of products sold and $10 million in selling, general and administrative expenses (“SG&A”). Of the $78 million total pre-tax charges for the six months ended October 26, 2011, $59 million was recorded in cost of products sold and $19 million in SG&A. The amount included in other accrued liabilities related to these initiatives totaled $20 million at October 26, 2011, most of which is expected to be paid in the second half of Fiscal 2012. See the "Liquidity and Financial Position" section below for anticipated savings and impact to the Company's liquidity from these productivity initiatives.

THREE MONTHS ENDED OCTOBER 26, 2011 AND OCTOBER 27, 2010

Results of Operations

Sales for the three months ended October 26, 2011 increased $217 million, or 8.3%, to $2.83 billion. Net pricing increased sales by 4.4%, driven by price increases in most of the emerging markets, particularly Latin America and China, as well as in the U.S. and U.K. Volume decreased 2.9%, as favorable volume in emerging markets and Continental Europe were more than offset by declines in the U.S., U.K. and Australia. Emerging markets, the Company's top 15 brands and global ketchup continued to be important growth drivers, with combined volume and pricing gains of 15.8%, 3.0% and 6.5%, respectively. Acquisitions, net of divestitures, increased sales by 4.4%. Foreign exchange translation rates increased sales by 2.4%.

Gross profit increased $3 million, or 0.4%, to $970 million, and gross profit margin decreased 270 basis points to 34.3%. Excluding charges for productivity initiatives, gross profit increased $31 million, or 3.2%, to $997 million, largely due to higher pricing, acquisitions and a $20 million favorable impact from foreign exchange partially offset by lower volume and higher commodity costs. Gross profit margin excluding charges for productivity initiatives decreased 180 basis points to 35.2%, half of which was due to Australia and U.S. Foodservice. Overall, gross margin was impacted by higher commodity costs and acquisitions, partially offset by higher pricing and productivity improvements.

SG&A increased $62 million, or 11.4% to $612 million, and increased as a percentage of sales to 21.6% from 21.0%. Excluding charges for productivity initiatives, SG&A increased $53 million, or 9.6% to $602 million, and increased as a percentage of sales to 21.3% from 21.0%. These increases reflect a $13 million impact from foreign exchange translation rates, as well as increases from acquisitions, higher marketing spending and incremental investments in Project Keystone. In addition, general and administrative expenses (“G&A”) were higher as a result of strategic investments to drive growth in emerging markets but were favorably impacted by lower incentive compensation expense and aggressive cost management in developed markets. Operating income decreased $59 million, or 14.2%, to $358 million, and excluding charges for productivity initiatives, operating income decreased $22 million, or 5.2%, to $395 million.

Net interest expense increased $3 million, to $66 million, reflecting a $5 million increase in interest income and a $8 million increase in interest expense. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company's debt portfolio and the acquisitions late last fiscal year. Other income/expense, net, decreased $9 million, to $1 million of income, primarily due to currency translation hedge gains this year compared to losses last year.

The effective tax rate for the current quarter was 18.0%. Excluding charges for productivity initiatives, the effective tax rate was 19.6% in the current year compared to 26.7% last year. The decrease in the effective tax rate is primarily the result of foreign tax planning and the beneficial resolution of a foreign tax case. These benefits were partially offset by higher estimated taxes on repatriation of foreign earnings in the current period and a benefit in the prior year resulting from the release of valuation allowances.

Net income attributable to H. J. Heinz Company was $237 million, a decrease of 5.7%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $263 million compared to $251 million in the prior year, an increase of 4.4%. This increase was due to higher sales and a lower effective tax rate in the current quarter partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone. Diluted earnings per share were $0.73 in the current year, down 6.4%. Excluding charges for productivity initiatives, diluted earnings per share were $0.81 in the current year compared to $0.78 in the prior year, up 3.8%. EPS movements were favorably impacted by $0.03 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $9 million, or 1.1%, to $794 million. Higher net price of 2.7% reflects price increases across the segment's leading brands. Despite volume gains related to new products such as TGI Friday's® single serve meals and Smart Ones® bagged dinners and breakfast items, overall volume declined 2.4%. The overall volume decline relates primarily to Ore-Ida® frozen potatoes, frozen snacks and Classico® pasta sauces reflecting promotional timing and the impacts from price increases. Sales were also unfavorably impacted by 2.0% from the Company's strategic decision to exit the Boston Market® license. Favorable Canadian exchange translation rates increased sales 0.6%.

Gross profit decreased $15 million, or 4.4%, to $323 million, and the gross profit margin decreased to 40.6% from 42.1%. Gross profit declined as higher pricing and productivity improvements were more than offset by increased commodity costs and lower volume. Operating income decreased $2 million, or 1.0%, to $202 million, as the decline in gross profit was partially offset by lower marketing and incentive compensation expenses.

Europe

Heinz Europe sales increased $46 million, or 5.8%, to $844 million. Net pricing increased 5.0%, driven by price increases across most of Europe. Volume decreased 2.1%, as improvements in soup in Germany, Heinz® branded sauces in Russia and ketchup across Europe were more than offset by declines in Heinz® soup and beans in the U.K. resulting from promotional timing, as well as frozen products in the U.K. and Italian infant nutrition. Favorable foreign exchange translation rates increased sales by 2.9%.

Gross profit increased $15 million, or 4.9%, to $319 million, while the gross profit margin decreased to 37.7% from 38.1%. The $15 million increase in gross profit was favorably impacted by higher pricing and foreign exchange translation rates while the gross margin decline reflects higher commodity costs partially offset by higher pricing and productivity improvements. Operating income increased $9 million, or 6.4%, to $144 million, due to higher sales, partially offset by increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $61 million, or 11.6%, to $593 million. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 7.2%. Favorable exchange translation rates increased sales by 6.9%. Pricing increased 2.3%, and volume decreased 4.9%. Total segment volume and pricing were negatively impacted by 520 and 140 basis points, respectively, related to weak operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on Heinz® infant feeding products and Long Fong® frozen products in China as well as ABC® products in Indonesia. Significant volume growth occurred in Complan® nutritional beverages in India, ABC® sauces in Indonesia and frozen potatoes and sauces in Japan, while declines were noted in Australia and Long Fong® frozen products in China.

Gross profit increased $4 million, or 2.7%, to $174 million, and the gross profit margin decreased to 29.3% from 31.8%. The $4 million increase in gross profit reflects favorable foreign exchange translation rates and the Foodstar acquisition, partially offset by lower volume and a prior year gain from the favorable renegotiation of a long-term supply contract in Australia. The decline in gross margin is a result of higher commodity costs partially offset by higher pricing. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing investments, and higher G&A investments to improve capabilities in our emerging markets businesses. Operating income decreased by $18 million, or 31.3%, to $40 million, due to weak operating results in Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $10 million, or 2.8%, to $352 million. Pricing increased sales 2.5%, largely due to price increases across this segment's product portfolio in both this year and the second half of last year to help offset commodity cost increases. Volume decreased by 5.3%, largely reflecting ongoing weakness in restaurant foot traffic at our key customers and promotional timing.

Gross profit decreased $19 million, or 17.2%, to $93 million, and the gross profit margin decreased to 26.5% from 31.0%, as pricing was more than offset by significant increases in commodity costs and unfavorable volume. Operating income decreased

$17 million, or 32.6%, to $34 million, which was primarily due to commodity costs and the decline in gross margin.

Rest of World

Sales for Rest of World increased $128 million, or 107.2%, to $248 million. The Quero® acquisition in Brazil, which was completed at the end of Fiscal 2011, increased sales 76.6%. Higher pricing increased sales by 26.1%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 5.6% mainly due to increases in Heinz® ketchup and baby food in Latin America and ketchup and sauces in South Africa. Foreign exchange translation rates decreased sales 1.1%.

Gross profit increased $45 million, or 106.1%, to $87 million, due mainly to the Quero® acquisition and higher pricing and volume in Latin America, partially offset by increased commodity costs. The gross profit margin declined to 35.0% from 35.2% primarily reflecting the impact of the Quero® acquisition. Operating income increased $19 million, or 152.0%, to $32 million, resulting from higher pricing and volume and the Quero® acquisition.

SIX MONTHS ENDED OCTOBER 26, 2011 AND OCTOBER 27, 2010

Results of Operations

Sales for the six months ended October 26, 2011 increased $586 million, or 11.5%, to $5.68 billion. Net pricing increased sales by 4.1%, driven by price increases across the Company, particularly in Latin America, the U.S. and U.K. Volume decreased 1.8%, as favorable volume in emerging markets and Continental Europe were more than offset by declines in Australia, the U.S., U.K. and Italy. Emerging markets, the Company's top 15 brands and global ketchup continued to be important growth drivers, with combined volume and pricing gains of 14.3%, 4.6% and 7.4%, respectively. Acquisitions, net of divestitures, increased sales by 4.5%. Foreign exchange translation rates increased sales by 4.7%.

Gross profit increased $81 million, or 4.3%, to $1.96 billion, however, the gross profit margin decreased 240 basis points to 34.4%. Excluding charges for productivity initiatives, gross profit increased $140 million, or 7.5%, to $2.01 billion, largely due to higher pricing, acquisitions and a $79 million favorable impact from foreign exchange partially offset by lower volume and higher commodity costs. Gross profit margin excluding charges for productivity initiatives decreased 130 basis points to 35.5%, resulting from higher commodity costs and the impact from acquisitions, partially offset by higher pricing and productivity improvements.

SG&A increased $176 million, or 16.7% to $1.23 billion, and increased as a percentage of sales to 21.6% from 20.6%. Excluding charges for productivity initiatives, SG&A increased $157 million, or 14.9% to $1.21 billion, and increased as a percentage of sales to 21.3% from 20.6%. The increase in SG&A reflects a $49 million impact from foreign exchange translation rates, as well as increases from acquisitions, a 12.3% increase in marketing and incremental investments in Project Keystone. In addition, selling and distribution expense ("S&D") was unfavorably impacted by higher fuel prices, particularly in the U.S., and G&A was higher as a result of strategic investments to drive growth in emerging markets partially offset by lower incentive compensation expense and aggressive cost management in developed markets. Operating income decreased $95 million, or 11.6%, to $727 million. Excluding charges for productivity initiatives, operating income decreased $17 million, or 2.1%, to $805 million.

Net interest expense increased $2 million, to $127 million, reflecting a $10 million increase in interest income and a $12 million increase in interest expense. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company's debt portfolio and acquisitions made late last fiscal year. Other expenses, net, decreased $17 million, to $1 million, primarily due to currency gains this year compared to losses last year.

The effective tax rate for the six months ended October 26, 2011 was 20.7%. Excluding charges for productivity initiatives, the effective tax rate was 21.8% in the current year compared to 26.0% last year. The decrease in the effective tax rate is primarily the result of foreign tax planning, the beneficial resolution recorded in the second quarter of a foreign tax case, and a statutory tax rate reduction in the United Kingdom that was enacted during the first quarter of Fiscal 2012. These benefits were partially offset by higher estimated taxes on repatriation of foreign earnings in the current period and a benefit in the prior year resulting from the release of valuation allowances no longer required.

Net income attributable to H. J. Heinz Company was $463 million, a decrease of 5.8%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $517 million compared to $492 million in the prior year, an increase of 5.1%. This increase was largely due to higher sales and a lower effective tax rate partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone. Diluted earnings per share were $1.43 in the current year, down 6.5%. Excluding charges for productivity initiatives, diluted earnings per share were $1.59 in the current year compared to $1.53 in the prior year, up 3.9%. EPS movements were favorably impacted by $0.08 from currency translation and translation hedges. EPS for the first six months was unfavorably impacted by a 0.7% increase in shares outstanding.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $4 million, or 0.3%, to $1.57 billion. Higher net price of 2.9% reflects price increases across the leading brands and reduced trade promotions. Despite volume gains related to new products such as TGI Friday's® single serve meals and improvements on Classico® pasta sauces, overall volume declined 2.7%. The overall volume decline relates primarily to Ore-Ida® frozen potatoes, Heinz® ketchup and frozen snacks reflecting promotional timing and the impacts from price increases. Sales were also unfavorably impacted by 1.0% from the Company's strategic decision to exit the Boston Market® license which was effective July 2011. Favorable Canadian exchange translation rates increased sales 1.1%.

Gross profit decreased $11 million, or 1.7%, to $645 million, and the gross profit margin decreased to 41.1% from 42.0%. Gross profit declined as higher pricing and productivity improvements were more than offset by increased commodity costs and lower volume. The decline in gross margin is due to higher commodity costs. Operating income decreased $2 million, or 0.6%, to $393 million, as the decline in gross profit, increased S&D costs due to higher fuel prices, and investments in Project Keystone were partially offset by lower marketing and incentive compensation expenses.

Europe

Heinz Europe sales increased $171 million, or 11.3%, to $1.68 billion. Favorable foreign exchange translation rates increased sales by 7.5%. Net pricing increased 3.9%, driven by price increases across most of Europe. Volume was flat as improvements in ketchup across Europe, Heinz® branded sauces in Russia and market share gains on Orlando® tomato-based sauces in Spain were offset by declines in Heinz® beans and frozen products in the U.K. and Italian infant nutrition.

Gross profit increased $62 million, or 10.8%, to $635 million, while the gross profit margin decreased slightly to 37.7% from 37.9%. The $62 million increase in gross profit is largely due to favorable foreign exchange translation rates. The slight decrease in the gross margin reflects the offset of higher pricing and productivity improvements with higher commodity costs. Operating income increased $31 million, or 12.4%, to $282 million, due to higher pricing and favorable foreign currency translation, partially offset by increased marketing investments and higher G&A reflecting investments in Project Keystone.

Asia/Pacific

Heinz Asia/Pacific sales increased $174 million, or 16.0%, to $1.26 billion. Favorable exchange translation rates increased sales by 10.1%. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 6.6%. Pricing increased 2.0%, and volume decreased 2.7%. Total segment volume and pricing were negatively impacted by 410 and 160 basis points, respectively, related to poor operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on ABC® products in Indonesia, Complan® and Glucon® products in India, and Long Fong® frozen products and Heinz® infant feeding products in China. Significant volume growth occurred in Complan® nutritional beverages in India, frozen potatoes and sauces in Japan, ABC® sauces in Indonesia, and ketchup and infant feeding products in China. Volume declines were noted in Glucon D® branded products in India and Long Fong® frozen products in China.

Gross profit increased $25 million, or 7.0%, to $374 million, and the gross profit margin decreased to 29.6% from 32.1%. The $25 million increase in gross profit reflects favorable foreign exchange translation rates and the Foodstar acquisition, partially offset by lower volume and a prior year gain from the favorable renegotiation of a long-term supply contract in Australia. The decline in gross margin is a result of higher commodity costs and poor operating results in Australia which were only partially offset by higher pricing and productivity improvements. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing investments across the segment, and higher G&A investments to improve capabilities in our emerging markets businesses. Operating income decreased by $29 million, or 22.1%, to $101 million, due to Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $14 million, or 2.0%, to $677 million. Pricing increased sales 2.4%, largely due to price increases across this segment's product portfolio in both this year and the second half of last year to help offset commodity cost increases. Volume decreased by 4.4%, due largely to ongoing weakness in restaurant foot traffic.

Gross profit decreased $22 million, or 10.6%, to $184 million, and the gross profit margin decreased to 27.2% from 29.8%, as pricing and productivity improvements were more than offset by increased commodity costs and unfavorable volume. Operating income decreased $25 million, or 27.1%, to $66 million, which is primarily due to commodity costs and the gross margin decline, and higher S&D costs due to increased fuel prices.

Rest of World

Sales for Rest of World increased $251 million, or 105.1%, to $490 million. The Quero® acquisition in Brazil, which was completed at the end of Fiscal 2011, increased sales 72.4%. Higher pricing increased sales by 27.0%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 5.0% mainly due to increases in Heinz® ketchup and baby food in Latin America and ketchup and sauces in South Africa. Foreign exchange translation rates increased sales 0.7%.

Gross profit increased $86 million, or 100.7%, to $172 million, due mainly to the Quero® acquisition and higher pricing and volume, partially offset by increased commodity costs. The gross profit margin declined to 35.2% from 36.0% primarily reflecting the impact of the Quero® acquisition and higher net commodity inflation. Operating income increased $36 million, or 124.7%, to $64 million.

Liquidity and Financial Position

For the first six months of Fiscal 2012, cash provided by operating activities was $398 million compared to $632 million in the prior year. The decline in the first six months of Fiscal 2012 versus Fiscal 2011 reflects the impact of productivity initiatives on cash and earnings, and unfavorable movements in inventories, payables and income taxes partially offset by favorable movements in receivables. The Company's cash conversion cycle was flat to prior year at 44 days in the first six months of Fiscal 2012 as a 5 day improvement in accounts payable was offset by increases in accounts receivable and inventories by 2 days and 4 days, respectively.

In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $128 million and $118 million during the six months ended October 26, 2011 and October 27, 2010, respectively, resulting in an increase in cash for sales under this program for the six months ended October 26, 2011 and October 27, 2010 of $99 million and $34 million, respectively. The increase in cash proceeds related to the deferred purchase price was $101 million and $16 million for the six months ended October 26, 2011 and October 27, 2010, respectively. See Note 13, “Financing Arrangements” for additional information.

In the first six months of Fiscal 2012, cash required for productivity initiatives was approximately $29 million pre-tax of the Company's full year Fiscal 2012 anticipated cash spending of approximately $150 million. Ongoing pre-tax savings relative to these initiatives is anticipated to be approximately $20 million in Fiscal 2012 and $70 million in Fiscal 2013.
During the second quarter of Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220 million. As a result of the revaluation the Company incurred a current tax liability of approximately $35 million. The subsidiary paid $10 million of the $35 million during the second quarter of Fiscal 2012 and will pay approximately $14 million in the second quarter of Fiscal 2013 with the remainder due during the second quarter of Fiscal 2014. The tax benefit from the higher basis amortization will result in a reduction in cash taxes over the five year amortization period totaling approximately $69 million partially offset by the $35 million aforementioned tax payments.

Cash used for investing activities totaled $165 million compared to $118 million last year. Capital expenditures totaled $175 million (3.1% of sales) compared to $122 million (2.4% of sales) in the prior year. The Company expects capital spending of around 4% of sales for the year reflecting increased investments in Project Keystone, capacity projects in emerging markets and new productivity initiatives. Proceeds from disposals of property, plant and equipment were $6 million in the current year compared to $4 million in the prior year.

Cash used for financing activities totaled $24 million compared to $366 million last year.

•Proceeds from long-term debt were $1.31 billion in the current year and $20 million in the prior year. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•The current year proceeds discussed above were used for the repayment of commercial paper, to pay off the Company's $750 million of notes which matured on July 15, 2011, and to pre-fund the repayment of the Company's $600 million notes maturing on March 15, 2012. Overall, payments on long-term debt were $819 million in the current year compared to $26 million in the prior year.

•Net payments on commercial paper and short-term debt were $50 million this year compared to $187 million in the prior year.

•Cash payments for treasury stock purchases, net of cash from option exercises, used $105 million of cash in the current year as the Company purchased 3.1 million shares of stock at a total cost of $160 million. Cash proceeds from option exercises provided $91 million of cash in the prior year, and the Company had no treasury stock purchases in the prior year.

• Dividend payments totaled $311 million this year, compared to $289 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.92.

•During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $55 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

At October 26, 2011, the Company had total debt of $5.05 billion (including $138 million relating to the hedge accounting adjustments) and cash and cash equivalents and short-term investments of $898 million. Total debt balances have increased since prior year end due to the items discussed above.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company's cash requirements for operations, including capital spending, dividends to shareholders, debt maturities, acquisitions and share repurchases. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of October 26, 2011. In addition, the Company has approximately $400 million of other credit facilities available for use primarily by the Company's foreign subsidiaries.

The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of October 26, 2011 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of monetary assets and liabilities included in our subsidiary's balance sheet, which was $82 million at October 26, 2011.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 26, 2011. For additional information, refer to page 26 of the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $92 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the disclosure requirements for multiemployer pension plans. This amendment requires an employer who participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures to help financial statement users better understand the plans in which an employer participates, the level of the employer's participation in the plans, and the financial health of significant plans. The disclosures also will enable users of financial information to obtain additional information outside of the financial statements. The amendment does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. The Company will adopt this amendment in the fourth quarter of Fiscal 2012 and will apply the provisions of this amendment retrospectively. The adoption of this amendment will only impact the notes to the consolidated financial statements, not the financial results.
In September 2011, the FASB issued an amendment to the goodwill impairment standard. This amendment is intended to reduce the cost and complexity of the annual impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform a qualitative assessment in any subsequent period. The Company is required to adopt this amendment starting in Fiscal 2013 for annual and interim goodwill impairment tests; however, the Company can and is considering early adoption of this amendment for the Fiscal 2012 annual impairment tests which will be performed during the fourth quarter of Fiscal 2012. This amendment does not impact our results of operations or financial position.

In June 2011, the FASB issued an amendment on the presentation of comprehensive income. This amendment is intended to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this amendment, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The statement(s) would need to be presented with equal prominence as the other primary financial statements. While the options for presenting other comprehensive income change under this amendment, many items will not change. Those items remaining the same include the items that constitute net income and other comprehensive income; when an item of other comprehensive income must be reclassified to net income; and the earnings-per-share computation. The Company is required to adopt this amendment retrospectively on the first day of Fiscal 2013. This adoption will only impact the presentation of the Company's financial statements, not the financial results.

In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 14, “Fair Value Measurements” for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company is required to adopt this amendment on the first day of the fourth quarter of Fiscal 2012 and this adoption is not expected to have an impact on the Company's financial statements.

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

In December 2010, the FASB issued an amendment to the accounting requirements for Goodwill and Other Intangibles. This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The Company adopted this amendment on the first day of Fiscal 2012. This adoption did not have an impact on the Company's financial statements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures are used in reporting to our executive management and as a component of the Board of Directors' measurement of our performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, we are providing in the "Executive Overview" section above a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, as well as an explanation of why our management believes the non-GAAP measure provides useful information to investors and any additional purposes for which our management uses the non-GAAP measure below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Results Excluding Charges for Productivity Initiatives

Management believes that this measure provides useful information to investors because it is the profitability measure we use to evaluate earnings performance on a comparable year-over-year basis. The adjustments are charges for non-recurring productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the “Executive Overview” section above for the reconciliation of the Company's results excluding charges for productivity initiatives to the relevant GAAP measure.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management's discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company's control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	sales volume, earnings, or cash flow growth,

•general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•competition from lower-priced private label brands,

•
increases in the cost and restrictions on the availability of raw materials including agricultural commodities and packaging materials, the ability to increase product prices in response, and the impact on profitability,

•the ability to identify and anticipate and respond through innovation to consumer trends,

•the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•currency valuations and devaluations and interest rate fluctuations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•
our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•the ability to successfully complete cost reduction programs and increase productivity,

•the ability to effectively integrate acquired businesses,

•new products, packaging innovations, and product mix,

•the effectiveness of advertising, marketing, and promotional programs,

•supply chain efficiency,

•cash flow initiatives,

•risks inherent in litigation, including tax litigation,

•
the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets, economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case, such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

•changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•the success of tax planning strategies,

•the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media,

•
with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board's view of our anticipated cash needs, and

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company's Form 10-K for the fiscal year ended April 27, 2011.

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
There have been no material changes in the Company’s market risk during the six months ended October 26, 2011. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

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

(b) Changes in Internal Control over Financial Reporting

During the first six months of Fiscal 2012, the Company continued its implementation of SAP software across the Netherlands, Belgium and Nordic operations.  As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of Fiscal 2012, the Company repurchased the following number of shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
Period
July 28, 2011 - August 24, 2011	—	$—	—	—
August 25, 2011 - September 21, 2011	759,922	50.78	—	—
September 22, 2011 - October 26, 2011	675,000	51.58	—	—
Total	1,434,922	$51.16	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of October 26, 2011, the maximum number of shares that may yet be purchased under the 2006 program is 2,231,270.

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

(a) Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, N. A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.
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
_______________________________________

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date:	November 22, 2011
		By:	/s/ ARTHUR B. WINKLEBLACK
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 22, 2011
		By:	/s/ EDWARD J. MCMENAMIN
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

(a) Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, N. A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.
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
_______________________________________

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”