Form 10-Q
period 2012-01-25
HEINZ H J CO
filed 2012-02-21
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 25, 2012 was 319,891,131 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$2,918,077	$2,722,350
Cost of products sold	1,877,355	1,694,057
Gross profit	1,040,722	1,028,293
Selling, general and administrative expenses	618,266	589,895
Operating income	422,456	438,398
Interest income	6,718	6,259
Interest expense	72,727	69,321
Other expense, net	(2,706)	(1,321)
Income before income taxes	353,741	374,015
Provision for income taxes	66,502	97,488
Net income	287,239	276,527
Less: Net income attributable to the noncontrolling interest	2,545	2,742
Net income attributable to H. J. Heinz Company	$284,694	$273,785
Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$0.88	$0.84
Average common shares outstanding—diluted	322,713	324,199
Net income per share attributable to H. J. Heinz Company common shareholders—basic	$0.89	$0.85
Average common shares outstanding—basic	320,159	321,277
Cash dividends per share	$0.48	$0.45

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$8,599,490	$7,817,798
Cost of products sold	5,603,237	4,914,901
Gross profit	2,996,253	2,902,897
Selling, general and administrative expenses	1,846,499	1,641,985
Operating income	1,149,754	1,260,912
Interest income	25,686	14,954
Interest expense	218,859	203,401
Other expense, net	(3,742)	(19,129)
Income before income taxes	952,839	1,053,336
Provision for income taxes	190,505	274,272
Net income	762,334	779,064
Less: Net income attributable to the noncontrolling interest	14,517	13,417
Net income attributable to H. J. Heinz Company	$747,817	$765,647
Net income per share attributable to H. J. Heinz Company common shareholders—diluted	$2.31	$2.37
Average common shares outstanding—diluted	323,538	322,561
Net income per share attributable to H. J. Heinz Company common shareholders—basic	$2.32	$2.39
Average common shares outstanding—basic	320,850	319,613
Cash dividends per share	$1.44	$1.35

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2012 FY 2012	April 27, 2011* FY 2011
	(Unaudited)
	(In Thousands)
Assets
Current Assets:
Cash and cash equivalents	$848,911	$724,311
Trade receivables, net	893,799	1,039,064
Other receivables, net	216,944	225,968
Inventories:
Finished goods and work-in-process	1,190,473	1,165,069
Packaging material and ingredients	325,883	286,477
Total inventories	1,516,356	1,451,546
Prepaid expenses	175,387	159,521
Other current assets	66,762	153,132
Total current assets	3,718,159	3,753,542
Property, plant and equipment	5,179,993	5,224,715
Less accumulated depreciation	2,771,285	2,719,632
Total property, plant and equipment, net	2,408,708	2,505,083
Goodwill	3,148,253	3,298,441
Trademarks, net	1,080,689	1,156,221
Other intangibles, net	407,595	442,563
Other non-current assets	1,198,098	1,074,795
Total other non-current assets	5,834,635	5,972,020
Total assets	$11,961,502	$12,230,645
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2012 FY 2012	April 27, 2011* FY 2011
	(Unaudited)
	(In Thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$31,361	$87,800
Portion of long-term debt due within one year	815,475	1,447,132
Trade payables	1,096,690	1,337,620
Other payables	139,115	162,047
Accrued marketing	285,378	313,389
Other accrued liabilities	617,233	715,147
Income taxes	127,510	98,325
Total current liabilities	3,112,762	4,161,460
Long-term debt	4,177,902	3,078,128
Deferred income taxes	912,912	897,179
Non-pension postretirement benefits	213,369	216,172
Other non-current liabilities	529,023	570,571
Total long-term liabilities	5,833,206	4,762,050
Redeemable noncontrolling interest	111,643	124,669
Equity:
Capital stock	107,835	107,843
Additional capital	587,598	629,367
Retained earnings	7,547,021	7,264,678
	8,242,454	8,001,888
Less:
Treasury stock at cost (111,205 shares at January 25, 2012 and 109,818 shares at April 27, 2011)	4,681,943	4,593,362
Accumulated other comprehensive loss	710,260	299,564
Total H. J. Heinz Company shareholders’ equity	2,850,251	3,108,962
Noncontrolling interest	53,640	73,504
Total equity	2,903,891	3,182,466
Total liabilities and equity	$11,961,502	$12,230,645
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(Unaudited) (Thousands of Dollars)
Cash Flows from Operating Activities:
Net income	$762,334	$779,064
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	217,620	181,002
Amortization	33,965	31,371
Deferred tax (benefit)/provision	(71,533)	121,627
Pension contributions	(15,490)	(16,288)
Other items, net	87,859	78,882
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	46,128	57,305
Inventories	(126,627)	(105,498)
Prepaid expenses and other current assets	(13,705)	(2,329)
Accounts payable	(182,333)	35,068
Accrued liabilities	(76,976)	(80,043)
Income taxes	82,272	61,394
Cash provided by operating activities	743,514	1,141,555
Cash Flows from Investing Activities:
Capital expenditures	(274,498)	(195,218)
Proceeds from disposals of property, plant and equipment	6,926	4,947
Acquisitions, net of cash acquired	(3,250)	(135,409)
Sale of short-term investments	47,976	—
Change in restricted cash	(39,052)	(9,900)
Other items, net	(8,732)	(1,545)
Cash used for investing activities	(270,630)	(337,125)
Cash Flows from Financing Activities:
Payments on long-term debt	(831,553)	(36,788)
Proceeds from long-term debt	1,310,903	222,023
Net payments on commercial paper and short-term debt	(56,943)	(160,275)
Dividends	(464,901)	(434,085)
Exercise of stock options	74,518	129,049
Purchase of treasury stock	(201,904)	—
Acquisition of subsidiary shares from noncontrolling interests	(54,824)	—
Other items, net	5,479	23,091
Cash used for financing activities	(219,225)	(256,985)
Effect of exchange rate changes on cash and cash equivalents	(129,059)	21,337
Net increase in cash and cash equivalents	124,600	568,782
Cash and cash equivalents at beginning of year	724,311	483,253
Cash and cash equivalents at end of period	$848,911	$1,052,035

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

(2)    Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment on disclosures about offsetting assets and liabilities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is required to adopt this amendment on the first day of Fiscal 2014 and will provide the disclosures required by this amendment retrospectively for all comparative periods presented.  This adoption will only impact the notes to the financial statements and not the financial results.
In September 2011, the FASB issued an amendment to the disclosure requirements for multiemployer pension plans. This amendment requires an employer who participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures to help financial statement users better understand the plans in which an employer participates, the level of the employer's participation in the plans, and the financial health of significant plans. The disclosures also will enable users of financial information to obtain additional information outside of the financial statements. The amendment does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. The Company will adopt this amendment in the fourth quarter of Fiscal 2012 and will apply the provisions of this amendment retrospectively. The adoption of this amendment will only impact the notes to the consolidated financial statements, not the financial results.
In September 2011, the FASB issued an amendment to the goodwill impairment standard. This amendment is intended to reduce the cost and complexity of the annual impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform a qualitative assessment in any subsequent period. The Company is required to adopt this amendment starting in Fiscal 2013 for annual and interim goodwill impairment tests; however, the Company will be early adopting this amendment for the Fiscal 2012 annual impairment tests which will be performed during the fourth quarter of Fiscal 2012. This amendment does not impact our results of operations or financial position.

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

The Company continues to look for opportunities to drive shareholder value in this difficult economic environment, and on November 9, 2011, the Company's Board of Directors gave its approval for the Company to invest an incremental $20 million cash and $55 million of pre-tax income ($0.15 per share) on additional productivity initiatives during Fiscal 2012. These projects are expected to result in the potential closure of another three factories worldwide and a further reduction of the global workforce of up to 1,000 employees. Certain projects included in the plan are subject to consultation and any necessary agreements being reached with appropriate employee representative bodies, trade unions, and works councils.

The Company recorded costs related to these productivity initiatives of $33.8 million pre-tax ($22.8 million after-tax or $0.07 per share) during the third quarter ended January 25, 2012 and $111.6 million pre-tax ($76.8 million after-tax or $0.24 per share) during the nine months ended January 25, 2012, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•$11.0 million and $39.6 million for the third quarter and nine months ended January 25, 2012, respectively, relating to asset write-offs and accelerated depreciation for the closure of six factories, including two in Europe, three in the U.S. and one in Asia/Pacific,

•$9.4 million and $38.4 million for the third quarter and nine months ended January 25, 2012, respectively, for severance and employee benefit costs relating to the reduction of the global workforce by approximately 830 positions through the nine months ended January 25, 2012, and

•$13.4 million and $33.6 million for the third quarter and nine months ended January 25, 2012, respectively, associated with other implementation costs, primarily for professional fees, contract termination and relocation costs for the establishment of the European supply chain hub and to improve manufacturing efficiencies in the Asia/Pacific segment.

Of the $33.8 million total pre-tax charges for the third quarter ended January 25, 2012, $22.2 million was recorded in cost of products sold and $11.5 million in selling, general and administrative expenses (“SG&A”). Of the $111.6 million total pre-tax charges for the nine months ended January 25, 2012, $81.1 million was recorded in cost of products sold and $30.5 million in SG&A.

The Company does not include restructuring charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Fiscal 2012
	Third Quarter Ended January 25, 2012	Nine Months Ended January 25, 2012
	(Millions of Dollars)
North American Consumer Products	$3.8	$7.2
Europe	9.0	23.4
Asia/Pacific	11.8	43.7
U.S. Foodservice	8.7	34.8
Rest of World	0.1	2.1
Non-Operating	0.3	0.3
Total restructuring charges	$33.8	$111.6
(Totals may not add due to rounding)

Activity in other accrued liability balances for restructuring charges were as follows:

(Millions of Dollars)

Reserve balance at April 27, 2011	$—
Cash payments	(62.6)
Restructuring charges	72.0
Reserve balance at January 25, 2012	$9.5
(Totals may not add due to rounding)

The majority of the amount included in other accrued liabilities at January 25, 2012 related to these initiatives is expected to be paid in the fourth quarter of Fiscal 2012.

(4)    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 25, 2012 and fiscal year ended April 27, 2011, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(Thousands of Dollars)
Balance at April 28, 2010	$1,102,891	$1,106,744	$289,425	$257,674	$14,184	$2,770,918
Acquisitions	—	—	77,345	—	300,227	377,572
Purchase accounting adjustments	—	(278)	(10,688)	—	—	(10,966)
Translation adjustments	8,846	114,774	35,998	—	1,299	160,917
Balance at April 27, 2011	1,111,737	1,221,240	392,080	257,674	315,710	3,298,441
Purchase accounting adjustments	—	—	—	—	1,380	1,380
Translation adjustments	(8,093)	(103,344)	2,868	—	(42,999)	(151,568)
Balance at January 25, 2012	$1,103,644	$1,117,896	$394,948	$257,674	$274,091	$3,148,253

During the second quarter of Fiscal 2012, the Company finalized the purchase price allocation for the Coniexpress S.A. Industrias Alimenticias ("Coniexpress") acquisition in Brazil resulting primarily in immaterial adjustments between goodwill, income taxes and non-pension postretirement benefits.

Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.6 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 28, 2010, April 27, 2011 and January 25, 2012.
Trademarks and other intangible assets at January 25, 2012 and April 27, 2011, subject to amortization expense, are as follows:

	January 25, 2012			April 27, 2011
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(Thousands of Dollars)
Trademarks	$279,956	$(85,476)	$194,480	$297,020	$(83,343)	$213,677
Licenses	208,186	(162,515)	45,671	208,186	(158,228)	49,958
Recipes/processes	88,674	(34,567)	54,107	90,553	(31,988)	58,565
Customer-related assets	213,388	(64,709)	148,679	224,173	(57,555)	166,618
Other	49,236	(25,836)	23,400	79,045	(54,833)	24,212
	$839,440	$(373,103)	$466,337	$898,977	$(385,947)	$513,030

Amortization expense for trademarks and other intangible assets was $7.5 million and $7.0 million for the third quarters ended January 25, 2012 and January 26, 2011, respectively, and $24.4 million and $20.8 million for the nine months ended January 25, 2012 and January 26, 2011, respectively. The remaining reduction in net trademarks and other intangible assets, subject to amortization expense, since April 27, 2011 is primarily due to translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of January 25, 2012, annual amortization expense for each of the next five fiscal years is estimated to be approximately $30 million.
Intangible assets not subject to amortization at January 25, 2012 totaled $1,021.9 million and consisted of $886.2 million of trademarks, $116.0 million of recipes/processes, and $19.7 million of licenses. Intangible assets not subject to amortization at April 27, 2011 totaled $1,085.7 million and consisted of $942.5 million of trademarks, $122.5 million of recipes/processes, and $20.7 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 27, 2011 is primarily due to translation adjustments.

(5)    Income Taxes
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $48.9 million and $70.7 million, on January 25, 2012 and April 27, 2011, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $36.8 million and $56.5 million, on January 25, 2012 and April 27, 2011, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $24.4 million in the next 12 months primarily due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of federal, state, and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at January 25, 2012 were $14.6 million and $13.5 million, respectively. The corresponding amounts of accrued interest and penalties at April 27, 2011 were $27.3 million and $21.1 million, respectively.
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2009 for the U.S. and the United Kingdom, and through Fiscal 2007 for Australia, Canada, and Italy.
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
The effective tax rate for the nine months ended January 25, 2012 was 20.0% compared to 26.0% last year. The decrease in the effective tax rate is primarily the result of the revaluation noted above, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction during the third quarter, the beneficial resolution of a foreign tax case recorded in the second quarter, and a statutory tax rate reduction in the United Kingdom that was enacted during the first quarter of Fiscal 2012. These current year benefits were partially offset by the inclusion of a benefit in the prior year resulting from the release of valuation allowances.

(6)    Employees’ Stock Incentive Plans and Management Incentive Plans
At January 25, 2012, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 62 to 67 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011. The compensation cost related to these plans recognized in SG&A and the related tax benefit are as follows:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012	January 26, 2011	January 25, 2012	January 26, 2011
	(In Millions)
Pre-tax compensation cost	$8.5	$8.8	$27.0	$24.7
Tax benefit	2.8	2.8	8.9	7.9
After-tax compensation cost	$5.7	$6.0	$18.1	$16.8
The Company granted 1,649,119 and 1,730,515 option awards to employees during the nine months ended January 25, 2012 and January 26, 2011, respectively. The weighted average fair value per share of the options granted during the nine months ended January 25, 2012 and January 26, 2011, as computed using the Black-Scholes pricing model, was $5.80 and $5.36, respectively. The awards granted in Fiscal 2012 were sourced from the Fiscal Year 2003 Stock Incentive Plan. The awards granted in Fiscal 2011 were sourced from the 2000 Stock Option Plan and the Fiscal 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 25, 2012	January 26, 2011
Dividend yield	3.7%	3.9%
Expected volatility	20.9%	20.5%
Weighted-average expected life (in years)	5.0	5.5
Risk-free interest rate	1.0%	1.7%

The Company granted 457,783 and 473,056 restricted stock units to employees during the nine months ended January 25, 2012 and January 26, 2011 at weighted average grant prices of $52.28 and $46.55, respectively.
In the first quarter of Fiscal 2012, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 27, 2011. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2013 year end, plus dividends paid over the two year performance period. The compensation cost related to LTPP awards recognized in SG&A and the related tax benefit are as follows:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012	January 26, 2011	January 25, 2012	January 26, 2011
	(In Millions)
Pre-tax compensation cost	$3.2	$5.7	$14.2	$18.3
Tax benefit	1.1	2.0	5.0	6.4
After-tax compensation cost	$2.1	$3.7	$9.2	$11.9

(7)    Pensions and Other Post-Retirement Benefits
The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 25, 2012	January 26, 2011	January 25, 2012	January 26, 2011
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)
Service cost	$8,262	$8,169	$1,478	$1,581
Interest cost	34,273	35,806	2,844	3,184
Expected return on plan assets	(57,665)	(57,745)	—	—
Amortization of prior service cost/(credit)	493	622	(1,533)	(1,288)
Amortization of unrecognized loss	20,691	19,536	274	401
Settlement charge	—	861	—	—
Net periodic benefit cost	$6,054	$7,249	$3,063	$3,878

	Nine Months Ended
	January 25, 2012	January 26, 2011	January 25, 2012	January 26, 2011
	Pension Benefits		Other Retiree Benefits
	(Thousands of Dollars)
Service cost	$25,318	$24,002	$4,475	$4,709
Interest cost	104,759	105,597	8,591	9,500
Expected return on plan assets	(176,202)	(170,315)	—	—
Amortization of prior service cost/(credit)	1,486	1,830	(4,595)	(3,869)
Amortization of unrecognized loss	62,857	57,892	821	1,203
Settlement charge	—	861	—	—
Net periodic benefit cost	$18,218	$19,867	$9,292	$11,543

The amounts recognized for pension benefits as other non-current assets on the Condensed Consolidated Balance Sheets were $673.2 million as of January 25, 2012 and $644.6 million as of April 27, 2011.

During the first nine months of Fiscal 2012, the Company contributed $15 million to these defined benefit plans. The Company expects to make combined cash contributions of approximately $25 million in Fiscal 2012; however, actual contributions may be affected by pension asset and liability valuations during the year.

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
Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, India, Japan, China, Papua New Guinea, South Korea, Indonesia, Vietnam and Singapore. This segment’s operations include products in all of the Company’s categories.
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

The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(Thousands of Dollars)
Net external sales:
North American Consumer Products	$829,866	$839,296	$2,398,758	$2,404,033
Europe	854,693	831,898	2,536,712	2,343,340
Asia/Pacific	632,142	583,972	1,895,733	1,673,517
U.S. Foodservice	359,501	353,320	1,036,755	1,044,272
Rest of World	241,875	113,864	731,532	352,636
Consolidated Totals	$2,918,077	$2,722,350	$8,599,490	$7,817,798
Operating income/(loss):
North American Consumer Products	$227,251	$235,442	$619,956	$630,486
Europe	161,697	163,490	443,606	414,282
Asia/Pacific	54,023	43,211	155,257	173,087
U.S. Foodservice	48,264	47,778	114,296	138,393
Rest of World	18,363	8,001	82,778	36,669
Other:
Non-Operating(a)	(53,362)	(59,524)	(154,531)	(132,005)
Productivity initiatives(b)	(33,780)	—	(111,608)	—
Consolidated Totals	$422,456	$438,398	$1,149,754	$1,260,912
_______________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 3 for further details.
The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(Thousands of Dollars)
Ketchup and Sauces	$1,261,567	$1,139,184	$3,840,379	$3,345,108
Meals and Snacks	1,206,011	1,148,823	3,322,702	3,145,174
Infant/Nutrition	280,308	284,614	903,930	846,663
Other	170,191	149,729	532,479	480,853
Total	$2,918,077	$2,722,350	$8,599,490	$7,817,798

(9)    Income Per Common Share
The following are reconciliations of income to income applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011	January 25, 2012 FY 2012	January 26, 2011 FY 2011
	(In Thousands)
Income attributable to H. J. Heinz Company	$284,694	$273,785	$747,817	$765,647
Allocation to participating securities(a)	1,151	630	1,939	1,583
Preferred dividends	3	3	8	9
Income applicable to common stock	$283,540	$273,152	$745,870	$764,055

Average common shares outstanding—basic	320,159	321,277	320,850	319,613
Effect of dilutive securities:
Convertible preferred stock	102	104	96	104
Stock options, restricted stock and the global stock purchase plan	2,452	2,818	2,592	2,844
Average common shares outstanding—diluted	322,713	324,199	323,538	322,561
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
Options to purchase an aggregate of 0.7 million shares of common stock for the third quarter and nine months ended January 25, 2012 and 2.3 million shares of common stock for the third quarter and nine months ended January 26, 2011 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

(10)    Comprehensive Income
The following table provides a summary of comprehensive income/(loss) attributable to H. J. Heinz Company:

	Third Quarter Ended		Nine Months Ended
	January 25, 2012 FY 2012	January 26, 2011 FY 2011	January 25, 2012 FY 2012	January 26, 2011 FY 2011
		(Thousands of Dollars)
Net income	$287,239	$276,527	$762,334	$779,064
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(113,519)	65,989	(484,309)	229,735
Reclassification of net pension and post-retirement benefit losses to net income	13,646	13,673	40,870	39,846
Net deferred gains on derivatives from periodic revaluations	2,931	3,260	29,796	11,386
Net deferred losses/(gains) on derivatives reclassified to earnings	285	(10,241)	(16,513)	(17,986)
Total comprehensive income	190,582	349,208	332,178	1,042,045
Comprehensive (income)/loss attributable to the noncontrolling interest	(3,949)	(2,517)	4,943	(15,158)
Comprehensive income attributable to H. J. Heinz Company	$186,633	$346,691	$337,121	$1,026,887
The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the third quarter and nine months ended January 25, 2012:

	Third Quarter Ended			Nine Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(Thousands of Dollars)
Net income	$284,694	$2,545	$287,239	$747,817	$14,517	$762,334
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(114,958)	1,439	(113,519)	(464,613)	(19,696)	(484,309)
Reclassification of net pension and postretirement benefit losses to net income	13,646	—	13,646	40,841	29	40,870
Net deferred gains/(losses) on derivatives from periodic revaluations	2,978	(47)	2,931	29,880	(84)	29,796
Net deferred losses/(gains) on derivatives reclassified to earnings	273	12	285	(16,804)	291	(16,513)
Total comprehensive income/(loss)	$186,633	$3,949	$190,582	$337,121	$(4,943)	$332,178

(11)    Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
	Total	Capital Stock	Additional Capital	Retained Earnings	Treasury Stock	Accum OCI	Noncontrolling Interest
	(Thousands of Dollars)
Balance as of April 27, 2011	$3,182,466	$107,843	$629,367	$7,264,678	$(4,593,362)	$(299,564)	$73,504
Comprehensive income(a)	345,661	—	—	747,817	—	(410,240)	8,084
Dividends paid to shareholders of H. J. Heinz Company	(464,901)	—	—	(464,901)	—	—	—
Dividends paid to noncontrolling interest	(8,063)	—	—	—	—	—	(8,063)
Stock options exercised, net of shares tendered for payment	80,579	—	(13,639)	—	94,218	—	—
Stock option expense	9,206	—	9,206	—	—	—	—
Restricted stock unit activity	11,141	—	(2,464)	—	13,605	—	—
Conversion of preferred into common stock	—	(8)	(539)	—	547	—	—
Shares reacquired	(201,904)	—	—	—	(201,904)	—	—
Acquisition of subsidiary shares from noncontrolling interests(b)	(54,824)	—	(34,483)	—	—	(456)	(19,885)
Other	4,530	—	150	(573)	4,953	—	—
Balance as of January 25, 2012	$2,903,891	$107,835	$587,598	$7,547,021	$(4,681,943)	$(710,260)	$53,640
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

(12)    Debt

On December 1, 2011, the Company remarketed the $119 million remarketable securities at a rate of 6.049%. The next remarketing is scheduled for December 1, 2014. On the same date, the Company entered into a total rate of return swap with a notional amount of $119 million as an economic hedge to reduce the interest cost related to these remarketable securities (see Note 15 for further details).

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
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of January 25, 2012.

(13)    Financing Arrangements
In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $137.0 million and $134.2 million during the nine months ended January 25, 2012 and January 26, 2011, respectively, resulting in an increase of cash for sales under this program for the nine months ended January 25, 2012 and January 26, 2011 of $108.0 million and $50.0 million, respectively. The fair value of the deferred purchase price was $84.4 million and $173.9 million as of January 25, 2012 and April 27, 2011, respectively. The increases in cash proceeds related to the deferred purchase price were $89.5 million and $21.9 million for the nine months ended January 25, 2012 and January 26, 2011, respectively. This deferred purchase price is included as a trade receivable on the condensed consolidated balance sheets and has a carrying value which approximates fair value as of January 25, 2012 and April 27, 2011, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $150 million and $146 million of trade receivables which were sold to unrelated third parties without recourse as of January 25, 2012 and April 27, 2011, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of January 25, 2012 or April 27, 2011 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of January 25, 2012 and April 27, 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	January 25, 2012				April 27, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Derivatives(a)	$—	$100,461	$—	$100,461	$—	$115,705	$—	$115,705
Short-term investments(b)	$9,224	$—	$—	$9,224	$60,125	$—	$—	$60,125
Total assets at fair value	$9,224	$100,461	$—	$109,685	$60,125	$115,705	$—	$175,830
Liabilities:
Derivatives(a)	$—	$18,980	$—	$18,980	$—	$43,007	$—	$43,007
Earn-out(c)	$—	$—	$46,492	$46,492	$—	$—	$45,325	$45,325
Total liabilities at fair value	$—	$18,980	$46,492	$65,472	$—	$43,007	$45,325	$88,332
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

(c)
The Company acquired Foodstar Holding Pte (“Foodstar”) in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of January 25, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2012 and 2011.
The Company recognized $11.0 million and $39.6 million of non-cash asset write-offs during the third quarter and nine months ended January 25, 2012 related to six factory closures. These factory closures are directly linked to the Company's Fiscal 2012 productivity initiatives (see Note 3). These charges reduced the Company's carrying value in the assets to estimated fair value, which is not material.
As of January 25, 2012 and April 27, 2011, the aggregate fair value of the Company’s debt obligations, based on market quotes, approximated the recorded value, with the exception of the 7.125% notes issued as part of the dealer remarketable securities exchange transaction, which occurred in Fiscal 2010. The book value of these notes has been reduced as a result of the cash payments made in connection with that exchange.

(15)    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At January 25, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.96 billion, $760 million and $399 million, respectively. At April 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.86 billion, $1.51 billion and $377 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of January 25, 2012 and April 27, 2011:

	January 25, 2012			April 27, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(Dollars in Thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$18,392	$10,260	$23,717	$28,139	$38,703	$—
Other non-current assets	6,287	30,443	10,792	7,913	16,723	14,898
	24,679	40,703	34,509	36,052	55,426	14,898
Derivatives not designated as hedging instruments:
Other receivables, net	570	—	—	9,329	—	—
Other non-current assets	—	—	—	—	—	—
	570	—	—	9,329	—	—
Total assets	$25,249	$40,703	$34,509	$45,381	$55,426	$14,898
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$8,801	$—	$2,666	$27,804	$—	$6,125
Other non-current liabilities	466	—	—	8,054	—	—
	9,267	—	2,666	35,858	—	6,125
Derivatives not designated as hedging instruments:
Other payables	6,308	739	—	1,024	—	—
Other non-current liabilities	—	—	—	—	—	—
	6,308	739	—	1,024	—	—
Total liabilities	$15,575	$739	$2,666	$36,882	$—	$6,125

Refer to Note 14 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the statement of income for the third quarters ended January 25, 2012 and January 26, 2011:

	Third Quarter Ended
	January 25, 2012			January 26, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
			(Dollars in Thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$13,634	$—	$(8,985)	$10,091	$—	$(2,335)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,456	$—	$—	$1,361	$—	$—
Cost of products sold	(4,419)	—	—	(5,491)	—	—
Selling, general and administrative expenses	(57)	—	—	(53)	—	—
Other income/(expense), net	12,875	—	(8,373)	21,825	—	571
Interest income/(expense)	33	(59)	(1,449)	33	—	(1,214)
	9,888	(59)	(9,822)	17,675	—	(643)
Fair value hedges:
Net losses recognized in other expense, net	—	(4,113)	—	—	(25,207)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(1,846)	—	—	(998)	—	—
Net losses recognized in interest income	—	(739)	—	—	—	—
	(1,846)	(739)	—	(998)	—	—

Total amount recognized in statement of income	$8,042	$(4,911)	$(9,822)	$16,677	$(25,207)	$(643)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the nine months ended January 25, 2012 and January 26, 2011:

	Nine Months Ended
	January 25, 2012			January 26, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
			(Dollars in Thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$31,965	$(2,341)	$18,644	$3,064	$—	$18,202
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$5,549	$—	$—	$2,037	$—	$—
Cost of products sold	(14,223)	—	—	(14,679)	—	—
Selling, general and administrative expenses	48	—	—	(189)	—	—
Other income, net	20,878	—	21,289	21,477	—	24,607
Interest income/(expense)	214	(88)	(4,392)	45	—	(2,934)
	12,466	(88)	16,897	8,691	—	21,673
Fair value hedges:
Net losses recognized in other expense, net	—	(14,723)	—	—	(35,534)	—
Net losses recognized in interest expense	—	—	—	—	(351)	—
	—	(14,723)	—	—	(35,885)	—
Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(5,915)	—	—	(6,126)	—	—
Net losses recognized in interest income	—	(739)	—	—	—	—
	(5,915)	(739)	—	(6,126)	—	—

Total amount recognized in statement of income	$6,551	$(15,550)	$16,897	$2,565	$(35,885)	$21,673

Foreign Currency Hedging:
The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures that are hedged include the Australian dollar, British pound sterling, Canadian dollar, Euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.
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
The Company had outstanding cross-currency interest rate swaps with a total notional amount of $398.6 million and $377.3 million as of January 25, 2012 and April 27, 2011, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2013 and 2014.
Deferred Hedging Gains and Losses:
As of January 25, 2012, the Company is hedging forecasted transactions for periods not exceeding 4 years. During the next 12 months, the Company expects $0.3 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the third quarters and nine months ended January 25, 2012 and January 26, 2011. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarters and nine months ended January 25, 2012 and January 26, 2011.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $426.0 million and $309.9 million that did not meet the criteria for hedge accounting as of January 25, 2012 and April 27, 2011, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized (losses)/gains related to outstanding contracts totaled $(5.7) million and $8.3 million as of January 25, 2012 and April 27, 2011, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $6.2 million and $11.4 million for the third quarter and nine months ended January 25, 2012, respectively, and gains of $0.2 million and losses of $12.8 million for the third quarter and nine months ended January 26, 2011, respectively.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the third quarter ended January 25, 2012, the Company recorded a $0.9 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized losses totaled $0.7 million as of January 25, 2012. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap.
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

(16)    Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet, which was $85.3 million at January 25, 2012.

(17)    Redeemable Noncontrolling Interest
The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase their 20% equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner's interest as a redeemable noncontrolling interest in the condensed consolidated balance sheet. The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value would be adjusted through retained earnings. The reduction in carrying value from April 27, 2011 to January 25, 2012 was primarily due to the impact the weakening of the Brazilian real had on translation into U.S. dollars. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company's Fiscal 2012 third quarter results reflect strong sales growth of 7.2%. The emerging markets led the third quarter sales growth with combined volume and pricing gains of 19.8%. Emerging markets represented slightly more than 20% of total Company sales reflecting strong organic growth (volume and price) and our Fiscal 2011 acquisition of Coniexpress in Brazil. The Company's top 15 brands performed well for the third quarter, with combined volume and pricing gains of 5.9% driven by the Heinz®, Master®, TGI Friday's® and ABC® brands. Global ketchup grew 8.8% in price and volume. The Quero® brand acquired in Fiscal 2011 is now part of the Company's top 15 brands and drove an additional 3.6% increase in total Company sales. Unfavorable foreign exchange decreased the top-line by 0.4% and the Company's strategic decision to exit the Boston Market® license in the U.S. reduced sales by 0.7%. Overall, the Company's third quarter organic sales growth of 4.6% reflects a 4.2% increase in net pricing and 0.4% volume improvement. This quarter marks the 27th consecutive quarter of growth in combined volume and pricing.

On May 26, 2011, the Company announced that in order to accelerate growth and drive global productivity, it will invest in productivity initiatives in Fiscal 2012 that are expected to make the Company stronger and even more competitive (see “Productivity Initiatives” section below for further detail). During the third quarter of Fiscal 2012, the Company incurred charges of $34 million pre-tax or $0.07 per share related to these productivity initiatives.
Gross margin for the third quarter declined 210 basis points on a reported basis to 35.7% compared to prior year. Excluding charges for productivity initiatives(1), gross margin for the third quarter declined 140 basis points to 36.4% reflecting net commodity cost inflation that is impacting the industry, especially in North America, and lower gross margin on recent acquisitions which are improving. Operating income for the third quarter decreased 3.6% to $422 million. Excluding charges for productivity initiatives, operating income increased 4.1% versus prior year to $456 million reflecting higher sales, aggressive cost management and lower incentive compensation expenses. The Company continues to invest for the future, despite the tough economic environment, increasing marketing spending by 6% and making incremental investments in the Company's important process and systems initiative, Project Keystone.
Diluted earnings per share were $0.88 for the third quarter, compared to $0.84 in the prior year. Excluding charges for productivity initiatives, earnings per share were $0.95 in the current quarter, up 13.1%. Earnings per share benefited from the increase in operating income excluding charges for productivity initiatives, fewer shares outstanding and a lower effective tax rate. The Company also generated $346 million of cash from operating activities in the third quarter of this year. Overall, the Company remains confident in its underlying business fundamentals and plans to continue executing the following strategies:

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

	Third Quarter Ended
	January 25, 2012
	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,918,077	$1,040,722	$618,266	$422,456	18.8%	$284,694	$0.88
Charges for productivity initiatives	—	22,241	11,539	33,780	1.2%	22,769	0.07
Results excluding charges for productivity initiatives	$2,918,077	$1,062,963	$606,727	$456,236	20.0%	$307,463	$0.95

	Nine Months Ended
	January 25, 2012
	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$8,599,490	$2,996,253	$1,846,499	$1,149,754	20.0%	$747,817	$2.31
Charges for productivity initiatives	—	81,082	30,526	111,608	1.2%	76,751	0.24
Results excluding charges for productivity initiatives	$8,599,490	$3,077,335	$1,815,973	$1,261,362	21.2%	$824,568	$2.54

(Totals may not add due to rounding)

Productivity Initiatives

The Company announced on May 26, 2011 that it will invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company originally anticipated investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012. On November 9, 2011, the Company's Board of Directors gave its approval for the Company to invest an incremental $20 million cash and $55 million of pre-tax income ($0.15 per share) on additional productivity initiatives during Fiscal 2012. The Company believes it is on track to execute these projects within budget and to deliver the expected benefits. All of these costs in Fiscal 2012 were reported in the Non-Operating segment. See Note 3, "Productivity Initiatives," and the "Liquidity and Financial Position" section below for additional information.

THREE MONTHS ENDED JANUARY 25, 2012 AND JANUARY 26, 2011

Results of Operations

Sales for the three months ended January 25, 2012 increased $196 million, or 7.2%, to $2.92 billion. Net pricing increased sales by 4.2%, driven by price increases in all of the emerging markets, particularly Latin America and China, as well as in the U.S. and U.K. Volume increased 0.4%, as favorable volume in emerging markets and Japan were partially offset by declines in the U.S., Australia, Canada and Italy. Italy's sales were adversely affected by a 3 day trucker strike at the end of the quarter. Emerging markets, the Company's top 15 brands and global ketchup continued to be important growth drivers, with combined volume and pricing gains of 19.8%, 5.9% and 8.8%, respectively. Acquisitions, net of divestitures, increased sales by 2.9%. Foreign exchange translation rates decreased sales by 0.4%.

Gross profit increased $12 million, or 1.2%, to $1.04 billion, and gross profit margin decreased 210 basis points to 35.7%. Excluding charges for productivity initiatives, gross profit increased $35 million, or 3.4%, to $1.06 billion, largely due to higher pricing, productivity improvements and the Quero® acquisition, partially offset by higher commodity costs. Gross profit margin excluding charges for productivity initiatives decreased 140 basis points to 36.4%, which was impacted by higher commodity and other costs across the industry, unfavorable sales mix, particularly in the U.S. and Italy, and lower margin acquisitions, partial ly offset by higher pricing and productivity improvements.

Selling, general and administrative expenses ("SG&A") increased $28 million, or 4.8% to $618 million. Excluding charges for productivity initiatives, SG&A increased $17 million, or 2.9% to $607 million, but decreased as a percentage of sales to 20.8% from 21.7%. The $17 million increase reflects the impact from the Quero® acquisition, higher marketing spending and incremental investments in Project Keystone. The decline of SG&A as a percentage of sales reflects aggressive cost management in developed markets and lower incentive compensation expense, partially offset by strategic investments to drive growth in emerging markets. Operating income decreased $16 million, or 3.6%, to $422 million, and excluding charges for productivity initiatives, operating income increased $18 million, or 4.1%, to $456 million.

Net interest expense increased $3 million, to $66 million, reflecting a $3 million increase in interest expense largely due to interest rate mix in the Company's debt portfolio and the acquisitions late last fiscal year. Other expense, net, increased $1 million, to $3 million.

The effective tax rate for the current quarter was 18.8%. Excluding charges for productivity initiatives, the effective tax rate was 20.0% in the current year compared to 26.1% last year. The decrease in the effective tax rate is primarily the result of lower estimated taxes on the repatriation of current year foreign earnings and the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction.

Net income attributable to H. J. Heinz Company was $285 million, an increase of 4.0%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $307 million compared to $274 million in the prior year, an increase of 12.3%. Diluted earnings per share were $0.88 in the current year, up 4.8%. Excluding charges for productivity initiatives, diluted earnings per share were $0.95 in the current year compared to $0.84 in the prior year, up 13.1%.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $9 million, or 1.1%, to $830 million. Higher net price of 3.3% reflects price increases across many of the segment's leading brands. Despite volume gains related to frozen snacks, Heinz® gravy and new products such as TGI Friday's® single serve meals, overall volume declined 2.0%. The overall volume decline relates primarily to Ore-Ida® frozen potatoes, Classico® pasta sauces and Heinz® ketchup reflecting the impact of price increases. Sales were also unfavorably impacted by 2.1% from the Company's strategic decision to exit the Boston Market® license. Unfavorable Canadian exchange translation rates decreased sales 0.3%.

Gross profit decreased $20 million, or 5.4%, to $352 million, and the gross profit margin decreased to 42.4% from 44.3%. Gross profit and the gross margin declined as higher pricing and productivity improvements were more than offset by increased commodity costs, lower volume, unfavorable sales mix and the impact from the exit of the Boston Market® license. Operating income decreased $8 million, or 3.5%, to $227 million, as the decline in gross profit was partially offset by a $10 million decrease in general and administrative expenses ("G&A") resulting from aggressive cost management, including lower incentive compensation expenses.

Europe

Heinz Europe sales increased $23 million, or 2.7%, to $855 million. Net pricing increased 3.4%, driven by price increases across all of Europe along with reduced promotions in the U.K. Volume increased 1.0%, as improvements in ketchup across Europe, soup in the U.K., and canned vegetables and Heinz® branded sauces in Russia were partially offset by declines in Italian infant nutrition, which was unfavorably impacted by consumption softness, unfavorable sales mix and a 3 day trucker strike at the end of the quarter. Unfavorable foreign exchange translation rates decreased sales by 1.6%.

Gross profit increased $3 million, or 0.8%, to $339 million, while the gross profit margin decreased to 39.6% from 40.4%. The $3 million increase in gross profit was favorably impacted by higher pricing partially offset by higher commodity costs. The gross margin decline reflects higher commodity costs and a prior year gain on the sale of distribution rights on Amoy® products to ethnic channels in the U.K., partially offset by higher pricing and productivity improvements. Operating income decreased $2 million, or 1.1%, to $162 million, as the increase in gross profit was more than offset by higher G&A investments in emerging markets and Project Keystone.

Asia/Pacific

Heinz Asia/Pacific sales increased $48 million, or 8.2%, to $632 million. Both pricing and volume increased 4.1%, and 2.5%, respectively. Significant volume gains were achieved on the Heinz® and Master® brands in China, the ABC® brand in Indonesia and the Ore-Ida® and Heinz® brands in Japan. Total segment volume was negatively impacted by weak operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on Master® sauces and Long Fong® frozen products in China, ABC® products in Indonesia and Complan® nutritional products in India. Favorable exchange translation rates increased sales by 1.6%.

Gross profit increased $17 million, or 10.0%, to $190 million, and the gross profit margin increased to 30.1% from 29.6%. These increases in gross profit reflect higher pricing and productivity improvements partially offset by higher commodity costs. SG&A increased as a result of foreign exchange translation rates and increased marketing investments. Operating income increased by $11 million, or 25.0%, to $54 million, driven by improvements in our emerging markets businesses.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $6 million, or 1.7%, to $360 million. Pricing increased sales 3.3%, largely due to price increases across this segment's product portfolio in both this year and the end of last year to help offset commodity cost increases. Volume decreased by 1.5%, largely reflecting ongoing weakness in restaurant foot traffic at some key customers and promotional timing, partially offset by increases in ketchup resulting from promotions and Dip & Squeeze® sales.

Gross profit decreased $5 million, or 5.0%, to $104 million, and the gross profit margin decreased to 29.0% from 31.0%, as pricing was more than offset by increases in commodity costs and unfavorable volume. Operating income was up slightly at $48 million, as the decline in gross profit was offset by a $5 million decline in G&A expense resulting from aggressive cost management, including lower incentive compensation expenses.

Rest of World

Sales for Rest of World increased $128 million, or 112.4%, to $242 million. The Quero® acquisition in Brazil, which was completed at the end of Fiscal 2011, increased sales 87%. Higher pricing increased sales by 20.1%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela - Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 10.1% mainly due to increases in Heinz® ketchup and sauces in Latin America and products in the Middle East. Foreign exchange translation rates decreased sales 4.4%.

Gross profit increased $39 million, or 104%, to $76 million, due mainly to the Quero® acquisition and higher pricing and volume in Latin America, partially offset by increased commodity costs. The gross profit margin declined to 31.4% from 32.6% primarily reflecting the impact of the Quero® acquisition. Operating income increased $10 million, or 129.5%, to $18 million, resulting from higher pricing, volume and the Quero® acquisition.

NINE MONTHS ENDED JANUARY 25, 2012 AND JANUARY 26, 2011

Results of Operations

Sales for the nine months ended January 25, 2012 increased $782 million, or 10.0%, to $8.60 billion. Net pricing increased sales by 4.1%, driven by price increases across the Company, particularly in Latin America, the U.S., U.K. and China. Volume decreased 1.0%, as favorable volume in emerging markets, Continental Europe and Japan were more than offset by declines in Australia, the U.S., U.K. and Italy. Emerging markets, the Company's top 15 brands and global ketchup continued to be the most important growth drivers, with combined volume and pricing gains of 16.2%, 5.0% and 7.9%, respectively. Acquisitions, net of divestitures, increased sales by 4.0%. Foreign exchange translation rates increased sales by 2.9%.

Gross profit increased $93 million, or 3.2%, to $3.0 billion, however, the gross profit margin decreased 230 basis points to 34.8%. Excluding charges for productivity initiatives, gross profit increased $174 million, or 6.0%, to $3.08 billion, largely due to higher pricing, acquisitions and a $74 million favorable impact from foreign exchange, partially offset by lower volume and higher net commodity cost inflation. Gross profit margin excluding charges for productivity initiatives decreased 130 basis points to 35.8%, resulting from higher commodity and other costs and the impact of recent acquisitions, partially offset by higher pricing and productivity improvements.

SG&A increased $205 million, or 12.5% to $1.85 billion. Excluding charges for productivity initiatives, SG&A increased $174 million, or 10.6% to $1.82 billion, and is virtually flat as a percentage of sales at 21.1% versus 21.0% last year. The increase in SG&A reflects a $46 million impact from foreign exchange translation rates, as well as increases from acquisitions, higher marketing spending and incremental investments in Project Keystone. In addition, selling and distribution expense ("S&D") was unfavorably impacted by higher fuel prices, particularly in the U.S., and G&A was higher as a result of strategic investments to drive growth in emerging markets, partially offset by aggressive cost management in developed markets and lower incentive compensation expense. Operating income decreased $111 million, or 8.8%, to $1.15 billion. Excluding charges for productivity initiatives, operating income was up slightly at $1.26 billion.

Net interest expense increased $5 million, to $193 million, reflecting an $11 million increase in interest income and a $15 million increase in interest expense. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company's debt portfolio and acquisitions made late last fiscal year. Other expenses, net, decreased $15 million, to $4 million, primarily due to currency gains this year compared to losses last year.

The effective tax rate for the nine months ended January 25, 2012 was 20.0%. Excluding charges for productivity initiatives, the effective tax rate was 21.2% in the current year compared to 26.0% last year. The decrease in the effective tax rate is primarily the result of the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction during the third quarter, the beneficial resolution of a foreign tax case recorded in the second quarter, and a statutory tax rate reduction in the U.K. that was enacted during the first quarter of Fiscal 2012. These current year benefits were partially offset by the inclusion of a benefit in the prior year resulting from the release of valuation allowances.

Net income attributable to H. J. Heinz Company was $748 million, a decrease of 2.3%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $825 million compared to $766 million in the prior year, an increase of 7.7%. This increase was largely due to higher sales and a lower effective tax rate, partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone. Diluted earnings per share were $2.31 in the current year, down 2.5%. Excluding charges for productivity initiatives, diluted earnings per share were $2.54 in the current year compared to $2.37 in the prior year, up 7.2%. EPS movements were favorably impacted by $0.08 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $5 million, or 0.2%, to $2.40 billion. Higher net price of 3.1% reflects price increases across the leading brands and reduced trade promotions. Despite volume gains from Heinz® gravy and new products such as TGI Friday's® single serve meals, overall volume declined 2.5%. The overall volume decline relates primarily to Ore-Ida® frozen potatoes, Heinz® ketchup and frozen snacks reflecting promotional timing and the impact of price increases. Sales were also unfavorably impacted by 1.4% from the Company's strategic decision to exit the Boston Market® license which was effective July 2011. Favorable Canadian exchange translation rates increased sales 0.6%.

Gross profit decreased $32 million, or 3.1%, to $997 million, and the gross profit margin decreased to 41.6% from 42.8%. Gross profit declined as higher pricing and productivity improvements were more than offset by increased commodity and fuel costs, lower volume and the impact from the exit of the Boston Market® license. The decline in gross margin is due to higher commodity costs and unfavorable sales mix. Operating income decreased $11 million, or 1.7%, to $620 million, as the decline in gross profit was partially offset by the timing of marketing expenditures (marketing for the year is expected to be flat) and a $17 million, or 18.5% decrease in G&A reflecting aggressive cost management, including lower incentive compensation expenses.

Europe

Heinz Europe sales increased $193 million, or 8.3%, to $2.54 billion. Favorable foreign exchange translation rates increased sales by 4.2%. Net pricing increased 3.8%, driven by price increases across most of Europe and reduced promotions in the U.K. Volume increased slightly by 0.3% as improvements in ketchup across Europe, soup in the U.K., and canned vegetables and Heinz® branded sauces in Russia were offset by declines in Heinz® beans and frozen products in the U.K. and Italian infant nutrition. The Italy business was unfavorably impacted by market share and consumption softness.

Gross profit increased $65 million, or 7.1%, to $974 million, while the gross profit margin decreased to 38.4% from 38.8%. The $65 million increase in gross profit is largely due to favorable net pricing and foreign exchange translation rates. The decrease in the gross margin reflects the benefits from higher pricing and productivity improvements which were more than offset by higher commodity costs and a prior year gain on the sale of distribution rights on Amoy® products to ethnic channels in the U.K. Operating income increased $29 million, or 7.1%, to $444 million, due to higher pricing and favorable foreign currency translation, partially offset by increased marketing investments and higher G&A reflecting investments in emerging markets and Project Keystone.

Asia/Pacific

Heinz Asia/Pacific sales increased $222 million, or 13.3%, to $1.90 billion. Favorable exchange translation rates increased sales by 7.1%. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 4.3%. Pricing increased 2.7%, and volume decreased 0.9%. Total segment volume was negatively impacted by poor operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on ABC® products in Indonesia, Complan® and Glucon® products in India, and Long Fong® frozen products and Heinz® infant feeding products in China. Significant volume growth occurred in Complan® nutritional beverages in India, frozen potatoes and sauces in Japan, ABC® sauces in Indonesia, and Heinz® and Master® branded sauces in China. Volume declines were noted in Glucon D® branded products in India and Long Fong® frozen products in China.

Gross profit increased $42 million, or 8.0%, to $564 million, and the gross profit margin decreased to 29.8% from 31.2%. The $42 million increase in gross profit reflects favorable net pricing and foreign exchange translation rates and the Foodstar acquisition, partially offset by lower volume and a prior year gain from the favorable renegotiation of a long-term supply contract in Australia. The decline in gross margin is a result of higher commodity costs and poor operating results in Australia which were only partially offset by higher pricing and productivity improvements. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing investments across the segment, and higher investments to improve capabilities in our emerging markets businesses. Operating income decreased by $18 million, or 10.3%, to $155 million, primarily due to poor operating results in Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $8 million, or 0.7%, to $1.04 billion. Pricing increased sales 2.7%, largely due to price increases across this segment's product portfolio in both this year and the second half of last year to help offset commodity cost increases. Volume decreased by 3.4%, due largely to ongoing weakness in restaurant foot traffic at some key customers.

Gross profit decreased $27 million, or 8.7%, to $288 million, and the gross profit margin decreased to 27.8% from 30.2%, as pricing and productivity improvements were more than offset by increased commodity and fuel costs and unfavorable volume. Operating income decreased $24 million, or 17.4%, to $114 million, which is primarily due to higher commodity costs and the gross margin decline, and higher S&D costs reflecting increased fuel prices, partially offset by a $10 million, or 23% decrease in G&A expenses which reflects aggressive cost management, including reduced incentive compensation expense.

Rest of World

Sales for Rest of World increased $379 million, or 107.4%, to $732 million. The Quero® acquisition in Brazil, which was completed at the end of Fiscal 2011, increased sales 77.0%. Higher pricing increased sales by 24.7%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela - Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 6.7% mainly due to increases in Heinz® ketchup and baby food in Latin America and ketchup and sauces in South Africa. Foreign exchange translation rates decreased sales 1.0%.

Gross profit increased $125 million, or 101.9%, to $248 million, due mainly to the Quero® acquisition and higher pricing and volume, partially offset by increased commodity costs. The gross profit margin declined to 33.9% from 34.9% primarily reflecting the impact of the Quero® acquisition. Operating income increased $46 million, or 125.7%, to $83 million resulting from higher pricing and volume and the Quero® acquisition.

Liquidity and Financial Position

For the first nine months of Fiscal 2012, cash provided by operating activities was $744 million compared to $1.14 billion in the prior year. The decline in the first nine months of Fiscal 2012 versus Fiscal 2011 reflects the impact of productivity initiatives on cash and earnings, as well as unfavorable movements in accounts payable and accrued income taxes. The Company's cash conversion cycle was higher than the prior year by 1 day at 45 days in the first nine months of Fiscal 2012 as a 3 day improvement in accounts payable resulting from the timing of payments was offset by increases in accounts receivable and inventories by 2 days each, respectively.

In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. For the sale of receivables under the program, the Company receives initial cash funding and a deferred purchase price. The initial cash funding was $137 million and $134 million during the nine months ended January 25, 2012 and January 26, 2011, respectively, resulting in an increase in cash for sales under this program for the nine months ended January 25, 2012 and January 26, 2011 of $108 million and $50 million, respectively. The increase in cash proceeds related to the deferred purchase price was $90 million and $22 million for the nine months ended January 25, 2012 and January 26, 2011, respectively. See Note 13, “Financing Arrangements” for additional information.

In the first nine months of Fiscal 2012, cash required for productivity initiatives was approximately $63 million pre-tax of the Company's full year Fiscal 2012 anticipated cash spending of approximately $150 million. Ongoing pre-tax savings relative to these initiatives is anticipated to be approximately $20 million in Fiscal 2012 and $70 million in Fiscal 2013.
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

Cash used for investing activities totaled $271 million compared to $337 million last year. Capital expenditures totaled $274 million (3.2% of sales) compared to $195 million (2.5% of sales) in the prior year. The Company expects capital spending of around 4% of sales for the year reflecting increased investments in Project Keystone, capacity projects in emerging markets and productivity initiatives. Proceeds from disposals of property, plant and equipment were $7 million in the current year compared to $5 million in the prior year. Cash paid for acquisitions was $3 million in the current year compared to $135 million in the prior year which primarily related to the Foodstar acquisition in China during the third quarter of Fiscal 2011. The current year increase in restricted cash of $39 million primarily represents collateral that the Company is required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012. See Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information. The prior year increase in restricted cash of $10 million relates to restricted funds in our business in China. Cash received for the sale of short-term investments in Brazil in the current year was $48 million.

Cash used for financing activities totaled $219 million compared to $257 million last year.

•Proceeds from long-term debt were $1.31 billion in the current year and $222 million in the prior year. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. The prior year proceeds relate to a variable rate three-year 16 billion Japanese yen denominated credit agreement the Company entered into in the third quarter of Fiscal 2011.

•The current year proceeds discussed above were used for the repayment of commercial paper, to pay off the Company's $750 million of notes which matured on July 15, 2011, and to pre-fund the repayment of the Company's $600 million notes maturing on March 15, 2012. Overall, payments on long-term debt were $832 million in the current year compared to $37 million in the prior year. The prior year proceeds discussed above were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to U.S. dollar 193.2 million and the interest rate was fixed at 2.66%.

•Net payments on commercial paper and short-term debt were $57 million this year compared to $160 million in the prior year.

•Cash payments for treasury stock purchases, net of cash from option exercises, used $127 million of cash in the current year as the Company purchased 3.9 million shares of stock at a total cost of $202 million. Cash proceeds from option exercises provided $129 million of cash in the prior year, and the Company had no treasury stock purchases in the prior year.

• Dividend payments totaled $465 million this year, compared to $434 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.92.

•During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $55 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

On December 1, 2011, the Company remarketed the $119 million remarketable securities. The next remarketing is scheduled for December 1, 2014. Also on December 1, 2011, the Company entered into a three year total rate of return swap with a notional amount of $119 million. The swap has not been designated as a hedge, but will have the economic impact of reducing a portion of the interest cost related to the remarketable securities. See Note 15, “Derivative Financial Instruments and Hedging Activities” for additional information.

At January 25, 2012, the Company had total debt of $5.02 billion (including $134 million relating to the hedge accounting adjustments) and cash and cash equivalents and short-term investments of $858 million. Total debt balances have increased since prior year end due to the items discussed above.

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

During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of January 25, 2012. In addition, the Company has approximately $400 million of other credit facilities available for use primarily by the Company's foreign subsidiaries.

The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of January 25, 2012, there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet, which was $85 million at January 25, 2012.

The Venezuelan government recently announced that it will be instituting price controls on a number of food and personal care products sold in the country.   Such controls could impact the products that the Company currently sells within this country.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 25, 2012. For additional information, refer to page 26 of the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $75 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Non-GAAP Measures

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to the Company's executive management and as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure has been provided in the "Executive Overview" section above. In addition, an explanation of why management believes the non-GAAP measure provides useful information to investors and any additional purposes for which management uses the non-GAAP measure are provided below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

Results Excluding Charges for Productivity Initiatives

Management believes that this measure provides useful information to investors because it is the profitability measure used to evaluate earnings performance on a comparable year-over-year basis. The adjustments are charges for non-recurring productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the “Executive Overview” section above for the reconciliation of the Company's results excluding charges for productivity initiatives to the relevant GAAP measure.

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
There have been no material changes in the Company’s market risk during the nine months ended January 25, 2012. For additional information, refer to pages 27-29 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

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

(b) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Nothing to report under this item.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 27, 2011, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 27, 2011, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

The Company is increasingly dependent on information technology, and potential disruption, cyber attacks, security problems, and expanding social media vehicles present new risks.

The Company is increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction, or interruption of these systems could negatively impact operations. In addition, there is a risk of business interruption and reputational damage from leakage of confidential information.

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to the Company's reputation could negatively impact the Company's financial condition, results of operation, and the market price of the Company's common stock.

The Company's operating results may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts may cause the value of the European currencies, including the Euro, to further deteriorate, thus reducing the purchasing power of European customers. One potential extreme outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the Euro entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. The potential dissolution of the Euro, or market perceptions concerning this and related issues, could adversely affect the value of the Company's Euro-denominated assets and obligations. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for Company products could decline, and the Company may experience material adverse impacts on its business, operating results, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of Fiscal 2012, the Company repurchased the following number of shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
Period
October 27, 2011 - November 23, 2011	200,000	$50.46	—	—
November 24, 2011 - December 21, 2011	200,000	52.35	—	—
December 22, 2011 - January 25, 2012	400,000	52.99	—	—
Total	800,000	$52.20	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of January 25, 2012, the maximum number of shares that may yet be purchased under the 2006 program is 1,431,270.

Item 3.	Defaults upon Senior Securities
Nothing to report under this item.

Item 4.	Mine Safety Disclosures
Nothing to report under this item.

Item 5.	Other Information
Nothing to report under this item.

Item 6.	Exhibits
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

H. J. HEINZ COMPANY
(Registrant)
Date:	February 21, 2012
		By:	/s/ ARTHUR B. WINKLEBLACK
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	February 21, 2012
		By:	/s/ EDWARD J. MCMENAMIN
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