Form 10-K
period 2012-04-29
HEINZ H J CO
filed 2012-06-15
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 26, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $16.9 billion.
The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of May 31, 2012, was 320,337,764 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2012, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended April 29, 2012, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

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
The Company’s products are manufactured and packaged to provide safe, wholesome foods for consumers, as well as foodservice and institutional customers. Many products are prepared from recipes developed in the Company’s innovation and research centers. Ingredients are carefully selected, inspected and passed on to factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard, which are then sealed. Products are prepared by sterilization, blending, fermentation, pasteurization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market. Quality assurance procedures are designed for each product and process and applied for quality and compliance with applicable laws.
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
During Fiscal 2012, the Company invested in productivity initiatives designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The initiatives included the closure of a number of factories worldwide and a reduction of the global workforce. See Note 3, "Productivity Initiatives" in Item 8- "Financial Statements and Supplementary Data" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.
The following table lists the number of the Company’s principal food processing factories and major trademarks by region as of May 31, 2012:

	Factories
	Owned	Leased	Major Owned and Licensed Trademarks
North America	15	4
Heinz, Classico, Quality Chef Foods, Jack Daniel’s*, Catelli*, Wyler’s, Heinz Bell ’Orto, Bella Rossa, Chef Francisco, Ore-Ida, Tater Tots, Bagel Bites, Weight Watchers* Smart Ones, Poppers, T.G.I. Friday’s*, Delimex, Truesoups, Escalon, PPI, Todd’s, Nancy’s, Lea & Perrins, Renee’s Gourmet, HP, Diana, Bravo, Arthur’s Fresh

Europe	17	1
Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Mechta Hoziajki, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko, Benedicta

Asia/Pacific	24	—
Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, LongFong, Ore-Ida, SinSin, Lea & Perrins, HP, Classico, Weight Watchers*, Cottee’s, Rose’s*, Complan, Glucon D, Nycil, Golden Circle, La Bonne Cuisine, Original Juice Co., The Good Taste Company, Master, Guanghe

Rest of World	7	2	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Complan, HP, Lea & Perrins, Classico, Banquete, Wattie’s, Quero
	63	7	* Used under license

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
The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2012, one customer, Wal-Mart Stores Inc., represented approximately 10% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2013 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.
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
The Company employed, on a full-time basis as of May 31, 2012, approximately 32,200 people around the world.
Segment information is set forth in this report on pages 70 through 72 in Note 16, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”
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
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s web site at www.heinz.com, as soon as reasonably practicable after being filed or furnished to the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also made available on its website at www.sec.gov.

Executive Officers of the Registrant
The following is a list of the names and ages of all of the executive officers of H. J. Heinz Company indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All the executive officers have been elected to serve until the next annual election of officers, until their successors are elected, or until their earlier resignation or removal. The next annual election of officers is scheduled to occur on August 28, 2012.

	Age (as of	Positions and Offices Held with the Company and Principal Occupations or
Name	August 28, 2012)	Employment During Past Five Years
William R. Johnson	63	Chairman, President, and Chief Executive Officer since September 2000.
Theodore N. Bobby	61	Executive Vice President, General Counsel and Corporate Secretary since May 2012. Executive Vice President and General Counsel from January 2007 to May 2012.
Stephen S. Clark	44	Vice President—Chief People Officer since October 2005.
Edward J. McMenamin	55	Senior Vice President—Finance since May 2010; Senior Vice President—Finance and Corporate Controller from August 2004 to May 2010.
Michael D. Milone(1)	56
Executive Vice President from May 2012; Executive Vice President—Heinz Rest of World, and Global Enterprise Risk Management and Global Infant/Nutrition from May 2010 to May 2012; Senior Vice President—Heinz Rest of World, Enterprise Risk Management and Global Infant/Nutrition from June 2008 to April 2010; Senior Vice President—Heinz Pacific, Rest of World and Enterprise Risk Management from May 2006 to June 2008.

David C. Moran	54
Executive Vice President, President and Chief Executive Officer of Heinz Europe and Global Infant/Nutrition since May 2012. Executive Vice President and President and Chief Executive Officer of Heinz Europe from July 2009 to May 2012; Executive Vice President & Chief Executive Officer and President of Heinz North America from May 2007 to July 2009.

Michael Mullen	43	Vice President—Corporate and Government Affairs since February 2009; Director Global Corporate Affairs from May 2006 to February 2009.
Margaret R. Nollen	49
Senior Vice President—Investor Relations and Global Program Management Officer since January 2011; Senior Vice President—Investor Relations from May 2010 to January 2011; Vice President—Investor Relations from February 2007 to May 2010.

C. Scott O’Hara	51
Executive Vice President and President and Chief Executive Officer of Heinz North America since July 2009; Executive Vice President—President and Chief Executive Officer Heinz Europe from May 2006 to July 2009.

Robert P. Ostryniec	51
Senior Vice President, Chief Supply Chain Officer and Global Enterprise Risk Management, Environmental Health, Safety and Sustainability and Quality since May 2012; Senior Vice President and Chief Supply Chain Officer from February 2010 to May 2012; Chief Supply Chain Officer from January 2009 to February 2010; Global Supply Chain Officer from April 2008 to January 2009; Chief Supply Chain Officer from June 2005 to April 2008.

Christopher J. Warmoth	53	Executive Vice President—Heinz Asia Pacific since June 2008; Senior Vice President—Heinz Asia from May 2006 to June 2008.
Arthur B. Winkleblack	55	Executive Vice President and Chief Financial Officer since January 2002.
David C. Woodward	47
Executive Vice President—Heinz Rest of World since May 2012; President—Heinz United Kingdom, Ireland, Africa and Middle East from January 2011 to May 2012; President—Heinz United Kingdom and Ireland from July 2006 to May 2012.

(1) In March 2012, Michael D. Milone announced his intention to retire from the Company in June 2012.

Item 1A.	Risk Factors.
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
The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the U.S., Venezuela and other international locations where the Company does business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results.
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
Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent the Company is unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a materially adverse affect on our business and results of operations, and additional resources could be required to restore our supply chain.

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

•
the ability to further penetrate and grow and the risk of doing business in international markets, particularly our emerging markets, economic or political instability in those markets, strikes, nationalization, and the performance of business in hyperinflationary environments, in each case such as Venezuela; and the uncertain global macroeconomic environment and sovereign debt issues, particularly in Europe,

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

Item 1B.	Unresolved Staff Comments.
Nothing to report under this item.

Item 2.	Properties.
See table in Item 1.

Item 3.	Legal Proceedings.
Nothing to report under this item.

Item 4.	Mine Safety Disclosures.
Nothing to report under this item.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information relating to the Company’s common stock is set forth in this report on page 29 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 72 and 73 in Note 17, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

The Board of Directors authorized a share repurchase program on May 31, 2006 for a maximum of 25 million shares. The Company did not repurchase any shares of its common stock during the fourth quarter of Fiscal 2012. As of April 29, 2012, the maximum number of shares that may yet be purchased under the 2006 program is 1,431,270.

Item 6.	Selected Financial Data.
The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2008 through 2012. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010	April 29, 2009	April 30, 2008
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Sales(1)	$11,649,079	$10,706,588	$10,494,983	$10,011,331	$9,885,556
Interest expense(1)	294,104	275,398	295,711	339,635	364,808
Income from continuing operations attributable to H.J. Heinz Company common shareholders(1)	923,159	989,510	914,489	929,511	846,623
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—diluted(1)	2.85	3.06	2.87	2.91	2.62
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—basic(1)	2.87	3.09	2.89	2.95	2.65
Short-term debt and current portion of long-term debt	246,708	1,534,932	59,020	65,638	452,708
Long-term debt, exclusive of current portion(2)	4,779,981	3,078,128	4,559,152	5,076,186	4,730,946
Total assets	11,983,293	12,230,645	10,075,711	9,664,184	10,565,043
Cash dividends per common share	1.92	1.80	1.68	1.66	1.52

(1)
Amounts exclude the operating results related to the Company’s private label frozen desserts business in the U.K. as well as the Kabobs and Appetizers And, Inc. businesses in the U.S., which were divested in Fiscal 2010 and have been presented as discontinued operations.

(2)
Long-term debt, exclusive of current portion, includes $128.4 million, $150.5 million, $207.1 million, $251.5 million, and $198.3 million of hedge accounting adjustments associated with interest rate swaps at April 29, 2012, April 27, 2011, April 28, 2010, April 29, 2009, and April 30, 2008, respectively. H.J. Heinz Finance Company’s (“HFC”) mandatorily redeemable preferred shares of $350 million in Fiscals 2012-2009 and $325 million in Fiscal 2008 are classified as long-term debt.

Fiscal 2012 results include expenses of $224.3 million pre-tax ($162.9 million after-tax or $0.50 per share) for productivity initiatives. See Note 3, "Productivity Initiatives" in Item 8—"Financial Statement and Supplementary Data" for further explanation of these initiatives.

Fiscal 2010 results from continuing operations include expenses of $37.7 million pretax ($27.8 million after tax) for upfront productivity charges and a gain of $15.0 million pretax ($11.1 million after tax) on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K. See “Discontinued Operations and Other Disposals” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 and 13 for further explanation of the property disposal in the Netherlands.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview- Fiscal 2012
The H.J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world’s best and most recognizable brands—Heinz®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

The Company's Fiscal 2012 results reflect strong sales growth of 8.8%, led by a trio of growth engines- emerging markets, our top 15 brands and global ketchup. The emerging markets posted organic sales growth(1) of 16.4% for the fiscal year (40.9% reported). Emerging markets represented 21.0% of total Company sales reflecting this strong organic growth and our Fiscal 2011 acquisitions of Quero® in Brazil and Master® in China. The Company's top 15 brands performed well with organic sales growth of 5.0% (12.3% reported) driven by the Heinz®, Master®, Complan® and ABC® brands. The Quero® and Master® brands acquired in Fiscal 2011 are now part of the Company's top 15 brands and drove an additional 4.0% increase in total Company sales. Global ketchup grew organically 8.0% (9.7% reported). Favorable foreign exchange increased sales by 1.8% while the Company's strategic decision to exit the Boston Market® license in the U.S. reduced sales by 0.5%. Overall, the Company's Fiscal 2012 organic sales growth of 3.5% reflects a 3.8% increase in net pricing and a 0.3% decline in volume. This quarter marks the 28th consecutive quarter of organic sales growth for the Company.

On May 26, 2011, the Company announced that in order to accelerate growth and drive global productivity, it would invest in productivity initiatives in Fiscal 2012 that are expected to make the Company stronger and even more competitive (see “Productivity Initiatives” section below for further detail). During Fiscal 2012, the Company incurred charges of $224 million pre-tax or $0.50 per share related to these productivity initiatives.
On a reported basis, gross margin for Fiscal 2012 declined 260 basis points to 34.3% compared to prior year. Excluding charges for productivity initiatives(2), gross margin for the year declined 140 basis points to 35.5% reflecting industry-wide commodity cost inflation, unfavorable sales mix and lower gross margin on recent acquisitions, partially offset by higher pricing and productivity improvements. Operating income for the fiscal year decreased 12.0% to $1.45 billion. Excluding charges for productivity initiatives, operating income increased 1.7% versus prior year to $1.68 billion reflecting higher sales, effective cost management and lower incentive compensation expenses. The Company continued to invest for the future, despite the tough economic environment, increasing marketing spending by 9.4% and spending approximately $80 million on Project Keystone, a multi-year program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP.
Diluted earnings per share were $2.85 for Fiscal 2012, compared to $3.06 in the prior year. Excluding charges for productivity initiatives, earnings per share were $3.35 in the current year, up 9.5%. Earnings per share benefited from the increase in operating income excluding charges for productivity initiatives and a lower effective tax rate. The Company also generated $1.08 billion of operating free cash flow(3) this year or $1.21 billion excluding the $122 million of cash paid in Fiscal 2012 for productivity initiatives. The remaining cash required for these initiatives of approximately $80 million is expected to be paid in the first quarter of Fiscal 2013.
The Company believes these Fiscal 2012 results are indicative of the effectiveness of its business plan, which is focused on the following four strategic pillars:
•    Accelerate growth in emerging markets;

•    Expand the core portfolio;

•    Strengthen and leverage global scale; and

•    Make talent an advantage.
The Company remains confident in its underlying business fundamentals and plans to continue to focus on these four strategic pillars in Fiscal 2013.

(1)
Organic sales growth is defined as volume plus price or total sales growth excluding the impact of foreign exchange, acquisitions and divestitures. See “Non-GAAP Measures” section below for the reconciliation of all of these organic sales growth measures to the reported GAAP measure.

(2)
All results excluding charges for productivity initiatives are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below and the following reconciliation of all non-GAAP measures to the reported GAAP measures.

(3)
Operating Free Cash Flow is defined as cash from operations less capital expenditures net of proceeds from disposals of Property, Plant and Equipment. See “Non-GAAP Measures” section below for the reconciliation of this measure to the reported GAAP measure.

	Fiscal Year Ended
	April 29, 2012
	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(In thousands except per share amounts)
Reported results	$11,649,079	$3,999,530	$2,548,362	$1,451,168	20.6%	$923,159	$2.85
Charges for productivity initiatives	—	139,830	84,487	224,317	27.4%	162,874	0.50
Results excluding charges for productivity initiatives	$11,649,079	$4,139,360	$2,463,875	$1,675,485	21.7%	$1,086,033	$3.35
(Totals may not add due to rounding)

Productivity Initiatives

The Company announced on May 26, 2011 that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company originally anticipated investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012. During Fiscal 2012, the Company's Board of Directors gave its approval for the Company to invest an incremental $40 million cash and $75 million of pre-tax income ($0.21 per share) on additional productivity initiatives. The Company was able to execute these projects under budget and is on track to deliver the expected benefits. All of these costs in Fiscal 2012 were reported in the Non-Operating segment. See Note 3, "Productivity Initiatives" in Item 8- "Financial Statements and Supplementary Data" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.

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
In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for Fiscal 2010. The following table presents summarized operating results for these discontinued operations:

Fiscal Year Ended
April 28, 2010 FY 2010
(In millions)
Sales	$63.0
Net after-tax losses	$(4.7)
Tax benefit on losses	$2.0

During the first quarter of Fiscal 2013, the Company's Board of Directors approved the sale of its U.S. Foodservice frozen desserts business. This business had annual sales of approximately $75 million in Fiscal 2012. The disposal transaction included the sale of two factories. As a result of this transaction, the Company will recognize a pre-tax loss of approximately $33 million ($21 million after-tax), which will be recorded in discontinued operations in the first quarter of Fiscal 2013. The sale will not significantly affect the Company's profit on a continuing operations basis going forward.

Other Disposals

During the fourth quarter of Fiscal 2010, the Company received cash proceeds of $95 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction included the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds are intended to compensate the Company for costs, both capital and expense, which are being incurred over a three year period from the date of the transaction, which is the length of time the Company has to exit the current factory location and construct new facilities. Note, the Company has and will incur costs to build an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory while executing its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the initial proceeds received, $81 million was deferred based on management’s total estimated future costs to be recovered and these deferred amounts are recognized as the related costs are incurred. If estimated costs differ from what is actually incurred, these adjustments will be reflected in earnings. As of April 29, 2012 and April 27, 2011, the remaining deferred amounts on the consolidated balance sheets were $21 million and $63 million, respectively, and were recorded in other non-current liabilities and other accrued liabilities. No significant adjustments were reflected in earnings in Fiscal 2012 and 2011. The excess of the $95 million of proceeds received over estimated costs to be recovered and incurred was $15 million and was recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010.

Results of Continuing Operations
On March 14, 2012 the Company's Board of Directors of H. J. Heinz Company authorized a change in the Company's fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. The change in the fiscal year end resulted in Fiscal 2012 changing from a 53 week year to a 52 1/2 week year and was intended to better align the Company's financial reporting period with its business partners and production schedules. This change did not have a material impact on the Company's financial statements.
The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)
Ketchup and Sauces	$5,232,607	$4,607,971	$4,446,911
Meals and Snacks	4,479,502	4,282,318	4,289,977
Infant/Nutrition	1,232,248	1,175,438	1,157,982
Other	704,722	640,861	600,113
Total	$11,649,079	$10,706,588	$10,494,983

Fiscal 2012 Company Results- Fiscal Year Ended April 29, 2012 compared to Fiscal Year Ended April 27, 2011

Sales for Fiscal 2012 increased $942 million, or 8.8%, to $11.65 billion. Net pricing increased sales by 3.8%, driven by price increases across the Company, particularly in the U.S., Latin America, U.K. and China. Volume decreased 0.3%, as favorable volume in emerging markets, Japan and Germany were more than offset by declines in the U.S., Australia and Italy. Emerging markets, global ketchup and the Company's top 15 brands continued to be the most significant growth drivers, with organic sales growth of 16.4%, 8.0%, and 5.0%, respectively (40.9%, 9.7% and 12.3%, respectively, reported). Acquisitions, net of divestitures, increased sales by 3.5%. Foreign exchange translation rates increased sales by 1.8%.

Gross profit increased $47 million, or 1.2%, to $4.0 billion however, the gross profit margin decreased 260 basis points to 34.3%. Excluding charges for productivity initiatives, gross profit increased $187 million, or 4.7%, to $4.14 billion, largely due to higher pricing, acquisitions and a $59 million favorable impact from foreign exchange, partially offset by lower volume and commodity cost inflation. Gross profit margin excluding charges for productivity initiatives reflected industry-wide price and cost pressure and decreased 140 basis points to 35.5%, resulting from higher commodity and other costs, the impact of recent acquisitions and unfavorable sales mix, partially offset by higher pricing and productivity improvements.

Selling, general and administrative expenses ("SG&A") increased $244 million, or 10.6% to $2.55 billion. Excluding charges for productivity initiatives, SG&A increased $160 million, or 6.9% to $2.46 billion, and decreased as a percentage of sales to 21.2% versus 21.5% last year. This increase in SG&A reflects a $38 million unfavorable impact from foreign exchange translation rates, as well as increases from acquisitions, higher marketing spending and incremental investments in Project Keystone. In addition, selling and distribution expense ("S&D") was unfavorably impacted by higher fuel prices, particularly in the U.S., and general and administrative expenses ("G&A") were higher as a result of strategic investments to drive growth in emerging markets, partially offset by effective cost management in developed markets and lower incentive compensation expense. SG&A, excluding marketing and charges for productivity initiatives, decreased as percentage of sales by 40 basis points, to 17.1%.

Operating income decreased $197 million, or 12.0%, to $1.45 billion. Excluding charges for productivity initiatives, operating income was up $27 million, or 1.7%, to $1.68 billion.

Net interest expense increased $7 million, to $259 million, reflecting a $19 million increase in interest expense, partially offset by a $12 million increase in interest income. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company's debt portfolio and acquisitions made last fiscal year. Other expenses, net, decreased $13 million, to $8 million, primarily due to currency gains this year compared to currency losses in the prior year.

The effective tax rate for Fiscal 2012 was 20.6%. Excluding charges for productivity initiatives, the effective tax rate was 21.7% in the current year compared to 26.8% last year. The decrease in the effective tax rate is primarily the result of the increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting from a statutory tax rate reduction in the U.K. These benefits were partially offset by the current year expense for changes in valuation allowances.

Net income attributable to H. J. Heinz Company was $923 million, a decrease of 6.7%. Excluding charges for productivity initiatives, net income attributable to H. J. Heinz Company was $1.09 billion compared to $990 million in the prior year, an increase of 9.8%. This increase was largely due to higher sales and a lower effective tax rate, partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone. Diluted earnings per share were $2.85 in the current year, down 6.9%. Excluding charges for productivity initiatives, diluted earnings per share were $3.35 in the current year compared to $3.06 in the prior year, up 9.5%. EPS movements were favorably impacted by $0.06 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2012 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

FISCAL YEAR 2012 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $24 million, or 0.7%, to $3.24 billion. Higher net price of 2.8% reflects price increases across the leading brands and reduced trade promotions. Despite volume gains from new product launches, overall volume declined 2.3% across most of our key brands reflecting reduced promotional activity and the impact of price increases. Sales were also unfavorably impacted by 1.6% from the Company's strategic decision to exit the Boston Market® license effective July 2011. Favorable Canadian exchange translation rates increased sales 0.3%.

Gross profit decreased $51 million, or 3.7%, to $1.32 billion, and the gross profit margin decreased to 40.9% from 42.1%. Gross profit declined as higher pricing and productivity improvements were more than offset by increased commodity and fuel costs, lower volume and the impact from the exit of the Boston Market® license. The decline in gross margin is due to higher commodity costs and unfavorable sales mix. Operating income decreased $21 million, or 2.5% to $812 million, as the decline in gross profit was partially offset by a decrease in G&A reflecting effective cost management, lower incentive compensation expenses and decreased S&D largely due to lower volume.

Europe

Heinz Europe sales increased $204 million, or 6.3%, to $3.44 billion. Net pricing increased 3.7%, driven by price increases across Europe and reduced promotions in the U.K. Volume increased by 0.6% as growth in ketchup across Europe, soup in the

U.K., sauces in Germany and Heinz® branded sauces in Russia were offset by declines in Italian infant nutrition and frozen products in the U.K. The Italian infant nutrition business was unfavorably impacted by weakness in the Italian economy and corresponding softness in the category. Favorable foreign exchange translation rates increased sales by 1.9%.

Gross profit increased $52 million, or 4.1%, to $1.32 billion, while the gross profit margin decreased to 38.3% from 39.1%. The $52 million increase in gross profit is due to favorable net pricing, increased volume and foreign exchange translation rates. The decrease in the gross margin reflects the benefits from higher pricing and productivity improvements which were more than offset by higher commodity costs, unfavorable sales mix and a prior year gain on the sale of distribution rights on Amoy® products to ethnic channels in the U.K. Operating income increased $28 million, or 4.8%, to $609 million, due to higher pricing, increased volume and favorable foreign currency translation, partially offset by increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $248 million, or 10.7%, to $2.57 billion. Favorable exchange translation rates increased sales by 5.4%. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 3.1%. Pricing increased 2.5% and volume decreased 0.3%. Total segment volume was negatively impacted by poor operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on ABC® products in Indonesia, Complan® products in India, and Long Fong® frozen products and Heinz® infant feeding products in China. Significant volume growth occurred in Complan® nutritional beverages in India, frozen potatoes and sauces in Japan, ABC® sauces in Indonesia, and Heinz® and Master® branded sauces and Heinz® branded infant feeding products in China. Beyond Australia, volume declines were noted in Glucon D® and Nycil® branded products in India and Long Fong® frozen products in China.

Gross profit increased $50 million, or 6.9%, to $764 million, and the gross profit margin decreased to 29.8% from 30.8%. The $50 million increase in gross profit largely reflects favorable net pricing and foreign exchange translation rates and the Foodstar acquisition, partially offset by weakness in Australia, prior year gains from the favorable renegotiation of a long-term supply contract in Australia and the sale of a factory in India. The decline in gross margin is a result of higher commodity costs and poor operating results in Australia which were only partially offset by higher pricing and productivity improvements. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing and investments to improve capabilities in our emerging markets businesses. Operating income decreased by $15 million, or 6.9%, to $206 million, reflecting results in Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $6 million, or 0.4%, to $1.42 billion. Pricing increased sales 2.6%, largely due to price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased by 2.2%, due largely to ongoing weakness in restaurant foot traffic at some key customers, which is beginning to improve, and the impact of price increases.

Gross profit decreased $25 million, or 5.9%, to $397 million, and the gross profit margin decreased to 28.0% from 29.9%, as pricing and productivity improvements were more than offset by increased commodity and fuel costs and unfavorable volume and product mix. Operating income decreased $10 million, or 5.5%, to $166 million, which is primarily due to higher commodity costs, partially offset by a decrease in G&A expenses which reflects effective cost management, including reduced incentive compensation expense.

Rest of World

Sales for Rest of World increased $509 million, or 108.3%, to $979 million. The Coniexpress acquisition in Brazil ("Quero"), which was completed at the end of Fiscal 2011, increased sales 76.6%. Higher pricing increased sales by 21.5%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela - Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 11.9% mainly due to increases in Heinz® ketchup and baby food in Latin America. Volume in Latin America was unfavorably impacted in the prior year by labor disruptions which occurred in Venezuela. Ketchup and sauces in South Africa and improvements across product categories in the Middle East also drove favorable volume. Foreign exchange translation rates decreased sales 1.7%.

Gross profit increased $158 million, or 93.2%, to $327 million, due mainly to the Quero acquisition in Brazil and higher pricing and volume, partially offset by increased commodity costs. The gross profit margin declined to 33.4% from 36.0% primarily reflecting the impact of the Quero acquisition. Operating income increased $52 million, or 96.9%, to $105 million resulting from higher pricing and volume and the Quero acquisition.

Fiscal 2011 Company Results- Fiscal Year Ended April 27, 2011 compared to Fiscal Year Ended April 28, 2010
Sales for Fiscal 2011 increased $212 million, or 2.0%, to $10.71 billion. Volume increased 0.7%, as favorable volume in emerging markets as well as improvements in North American Consumer Products were partially offset by declines in U.S. Foodservice, Australia and Germany. Emerging markets and our Top 15 brands realized combined volume and pricing gains of 14.4% and 3.8%, respectively. Net pricing increased sales by 1.2%, as price increases in emerging markets, particularly Latin America, U.S. Foodservice and the U.K. were partially offset by increased trade promotions in the North American Consumer Products and Australian businesses. Acquisitions increased sales by 0.6%, while foreign exchange translation rates reduced sales by 0.5%.
Gross profit increased $158 million, or 4.2%, to $3.95 billion, and the gross profit margin increased to 36.9% from 36.2%. Gross profit increased as higher volume, net pricing, productivity improvements and the favorable impact from the Foodstar acquisition were partially offset by a $33 million unfavorable impact from foreign exchange translation rates as well as higher commodity costs. In addition, Fiscal 2010’s gross profit included $24 million in charges for a corporation-wide initiative to improve productivity, partially offset by a $15 million gain related to property sold in the Netherlands as discussed previously.
SG&A increased $69 million, or 3.1% to $2.30 billion, and increased slightly as a percentage of sales to 21.5% from 21.3%. SG&A was unfavorably impacted by S&D, largely resulting from the higher volume and fuel costs, and higher G&A, reflecting investments in global process and system upgrades, increased capabilities in emerging markets and acquisition costs related to the Coniexpress acquisition. These increases were partially offset by reduced marketing expense, a $17 million favorable impact from foreign exchange translation rates and a $14 million impact related to Fiscal 2010 targeted workforce reductions. Operating income increased $89 million, or 5.7%, to $1.65 billion, reflecting the items above.
Net interest expense increased $2 million, to $253 million, reflecting a $23 million decrease in interest income and a $20 million decrease in interest expense. The decrease in interest income is mainly due to a $24 million gain in Fiscal 2010 on a total rate of return swap, which was terminated in August 2009. Interest expense decreased due to lower average interest rates and debt balances. Other expenses, net, increased $3.0 million, to $21 million, primarily due to currency losses partially offset by $9 million of charges in Fiscal 2010 recognized in connection with the dealer remarketable securities exchange transaction (see below in “Liquidity and Financial Position” for further explanation of this transaction).
The effective tax rate for Fiscal 2011 was 26.8% compared to 27.8% for Fiscal 2010. The Fiscal 2011 effective tax rate was lower than Fiscal 2010 primarily due to increased benefits from foreign tax planning and increased tax exempt foreign income, partially offset by higher taxes on repatriation of earnings.
Income from continuing operations attributable to H. J. Heinz Company was $990 million compared to $914 million in Fiscal 2010, an increase of 8.2%. The increase was due to higher operating income, reduced interest expense, a lower tax rate and $28 million in Fiscal 2010 after-tax charges ($0.09 per share) for targeted workforce reductions and non-cash asset write-offs. These were partially offset by an $11 million after-tax gain in Fiscal 2010 related to property sold in the Netherlands and a $15 million after-tax gain in Fiscal 2010 on a total rate of return swap. Diluted earnings per share from continuing operations were $3.06 in Fiscal 2011 compared to $2.87 in Fiscal 2010, up 6.6%. EPS movements were unfavorably impacted by 1.5% higher shares outstanding and by $0.06 from currency fluctuations, after taking into account the net effect of Fiscal 2011 and 2010 currency translation contracts and foreign currency movements on translation.
The impact of fluctuating translation exchange rates in Fiscal 2011 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.
FISCAL YEAR 2011 OPERATING RESULTS BY BUSINESS SEGMENT
North American Consumer Products
Sales of the North American Consumer Products segment increased $74 million, or 2.3%, to $3.27 billion. Volume increased 2.0% as new products and increased trade promotions drove improvements in Heinz® ketchup and gravy, Smart Ones® frozen entrees, Classico® pasta sauces, Ore-Ida® frozen potatoes and TGI Friday’s® frozen meals and appetizers (TGI Friday’s® frozen meals were discontinued at the end of Fiscal 2012). These increases were partially offset by declines in Boston Market® frozen products as we transitioned away from the Boston Market® license which was completed in the first quarter of Fiscal 2012. In addition, volume was up across most product categories in Canada. Net prices decreased 1.1% reflecting trade promotion increases in Canada, the Consumer Value Program launched in the U.S. in the second half of Fiscal 2010 and trade spending in Fiscal 2011 to support the launch of TGI Friday’s® single serve frozen products. The acquisition of Arthur’s Fresh Company, a small chilled smoothies business in Canada, in the third quarter of Fiscal 2010, increased sales 0.2%. Favorable Canadian exchange translation rates increased sales 1.1%.

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
Gross profit increased $19 million, or 1.5%, to $1.27 billion, and the gross profit margin increased to 39.1% from 37.4%. These increases resulted from productivity improvements and higher net pricing partially offset by increased commodity costs and unfavorable foreign exchange translation rates. Gross profit also benefited from a gain in Fiscal 2011 on the sale of distribution rights on Amoy® products in certain ethnic channels in the U.K. Operating income increased $27 million, or 4.8%, to $581 million, reflecting the items above as well as reduced SG&A. The decline in SG&A was largely related to foreign exchange translation rates, partially offset by increased marketing and investments in global process and system upgrades.
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
Gross profit increased $103 million, or 16.8%, to $715 million, and the gross profit margin increased to 30.8% from 30.5%. These increases reflect higher volume and pricing, favorable foreign exchange translation rates, the impact of the Foodstar acquisition, a gain in Fiscal 2011 on the sale of a factory in India, and productivity improvements, which include the favorable renegotiation of a long-term supply contract in Australia. These increases were reduced by higher commodity costs, particularly in Indonesia and India, partially offset by transactional currency benefits. Operating income increased $26 million, or 13.5%, to $222 million, primarily reflecting higher volume, improved gross margins and favorable foreign exchange. These improvements were partially offset by increased marketing investments and higher G&A.
U.S. Foodservice
Sales of the U.S. Foodservice segment decreased $16 million, or 1.1%, to $1.41 billion. Pricing increased sales 2.3%, largely due to Heinz® ketchup and other tomato products, reflecting reduced trade promotions and price increases taken to offset commodity cost increases. Volume decreased by 3.5%, due to declines in frozen desserts and soup as well as non-branded sauces. The volume reflects ongoing weakness in restaurant foot traffic, rationalization of less-profitable products, and the timing of new product launches and promotions in Fiscal 2010.
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
Rest of World
Sales for Rest of World decreased $64 million, or 11.9%, to $470 million. Foreign exchange translation rates decreased sales 24.6%, or $131 million, largely due to the devaluation of the Venezuelan bolivar fuerte (“VEF”) late in the third quarter of Fiscal 2010. Higher pricing increased sales by 17.2%, largely due to price increases in Latin America taken to mitigate inflation. Volume decreased 4.5% as increases in the Middle East resulting from new products, market expansion and increased marketing and promotions were more than offset by declines in Venezuela resulting from labor disruptions which occurred during Fiscal 2011.
Gross profit decreased $29 million, or 14.8%, to $169 million, due mainly to the impact of VEF devaluation, increased commodity costs and lower volume, partially offset by increased pricing. Operating income decreased $16 million, or 22.9%, to

$53 million, reflecting the VEF devaluation. In order to facilitate timely reporting in Fiscal 2011, the operating results of Coniexpress in Brazil, which was acquired on April 1, 2011, was first reported in the Rest of World segment beginning in the first quarter of Fiscal 2012.

Liquidity and Financial Position

For Fiscal 2012, cash provided by operating activities was $1.49 billion compared to $1.58 billion in the prior year. The decline in Fiscal 2012 versus Fiscal 2011 reflects the cash impact of spending on productivity initiatives, as well as unfavorable movements in accounts payable and accrued income taxes, partially offset by favorable movements in receivables and inventories. The Company's cash conversion cycle, which is calculated using a 5 quarter average, was consistent with the prior year at 42 days in Fiscal 2012.
In Fiscal 2012, cash required for productivity initiatives was $122 million. The remaining cash required for these initiatives of approximately $80 million is expected to be paid in the first quarter of Fiscal 2013. Ongoing pre-tax savings relative to these initiatives was approximately $25 million in Fiscal 2012 and is expected to be approximately $95 million in Fiscal 2013, the majority of which will be realized as a reduction in cost of products sold.
In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, U.S. trade receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in these receivables, all of which are short-term, to an unaffiliated entity in return for cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $162 million and $29 million as of April 29, 2012 and April 27, 2011, respectively, resulting in an increase of $133 million in cash for sales under this program for Fiscal 2012 and a decrease in cash of $55 million for Fiscal 2011. The increase in cash proceeds related to the Deferred Purchase Price was $117 million in Fiscal 2012 and was a decrease in cash of $85 million in Fiscal 2011. See Note 8, “Debt and Financing Arrangements” in Item 8- “Financial Statements and Supplementary Data” for additional information. On June 8, 2012, subsequent to the Fiscal 2012 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until June 7, 2013.

During the second quarter of Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in Fiscal 2012, of $35 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $35 million. The subsidiary paid $10 million of the $35 million during Fiscal 2012 and will pay approximately $14 million in Fiscal 2013 with the remainder due during Fiscal 2014. The tax benefit from the higher basis amortization will result in a reduction in cash taxes over the five year amortization period totaling approximately $69 million partially offset by the $35 million aforementioned tax payments.
Cash used for investing activities totaled $402 million compared to $950 million of cash last year. Capital expenditures totaled $419 million (3.6% of sales) compared to $336 million (3.1% of sales) in the prior year, which is in-line with planned levels. Higher capital spending reflects increased investments in Project Keystone, capacity projects in emerging markets and productivity initiatives. The Company expects capital spending as a percentage of sales to be approximately 4% in Fiscal 2013. Proceeds from disposals of property, plant and equipment were $10 million in the current year compared to $13 million in the prior year. The current year increase in restricted cash of $39 million primarily represents collateral that the Company is required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012. (See Note 13, "Derivative Financial Instruments and Hedging Activities" in Item 8- “Financial Statements and Supplementary Data” for addition information.) The prior year increase in restricted cash of $5 million relates to restricted funds in our Foodstar business in China. Cash received for the sale of short-term investments in Brazil in the current year was $57 million. Cash paid for acquisitions in the current year totaled $3 million compared to $618 million in the prior year primarily related to Coniexpress in Brazil and Foodstar in China.
Coniexpress is a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables. The Quero® brand holds number one or number two positions in tomato product categories in Brazil and the leading position in vegetables. This Fiscal 2011 acquisition included a modern factory that is centrally located in Neropolis and a new distribution center. Based near Sao Paulo, the Quero® business has over 1,800 employees. The Company has the right to exercise a call option at any time requiring the minority partner to sell his 20% equity interest, while the minority partner has the right to exercise a put option requiring the Company to purchase his 20% equity interest (see Note 18, “Commitments and Contingencies” in Item 8- “Financial Statements and Supplementary Data” for additional explanation).
Foodstar is a manufacturer of soy sauces and fermented bean curd in China. The acquisition of Foodstar in Fiscal 2011 included a contingent earn-out payment in Fiscal 2014 based upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $45 million was recognized as an estimate of the acquisition date fair value of the earn-out and is included in the Other non-current liabilities line item of our consolidated balance sheets as of April 29, 2012 and April 27, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, is and will be recognized in earnings in the period of the estimated fair value change. As of April 29, 2012, there was no significant change to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate. The fair value of the earn-out was estimated using a discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. (See Note 11, “Fair Value Measurements” in Item 8- “Financial Statements and Supplementary Data” for the definition of a Level 3 instrument.) Key assumptions in determining the fair value of the earn-out include the discount rate and revenue and EBITDA projections for Fiscals 2013 and 2014.
Cash used for financing activities totaled $363 million compared to $483 million last year.

•
Proceeds from long-term debt were $1.91 billion in the current year and $230 million in the prior year. During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. The prior year proceeds relate to a variable rate, three-year 16 billion Japanese yen denominated credit agreement entered into in the third quarter of Fiscal 2011which was swapped to $193 million and the interest rate was fixed at 2.66%.

•
The current year proceeds discussed above were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012. Overall, payments on long-term debt were $1.44 billion in the current year compared to $46 million in the prior year. The prior year proceeds discussed above were used in the funding of the Foodstar acquisition and for general corporate purposes.

•	Net payments on commercial paper and short-term debt were $43 million this year compared to $193 million in the prior year.

•
Cash payments for treasury stock purchases, net of cash from option exercises, used $119 million of cash in the current year as the Company purchased 3.9 million shares of stock at a total cost of $202 million, in-line with its strategy to hold fully diluted shares outstanding flat. Cash proceeds from option exercises, net of treasury stock purchases, provided $85 million of cash in the prior year. During Fiscal 2011, the Company purchased 1.4 million shares of stock at a total cost of $70 million.

•	Dividend payments totaled $619 million this year, compared to $580 million for the same period last year, reflecting an increase in the annualized dividend per common share to $1.92.

•
During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $55 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business. During Fiscal 2011, $6 million of cash was paid for the purchase of the remaining 21% interest in Heinz UFE Ltd., a Chinese subsidiary of the Company that manufactures infant feeding products.

During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. The $1.5 billion credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. The Company has historically maintained a commercial paper program that is used to fund operations in the U.S., principally within fiscal quarters. There were no commercial paper borrowings outstanding at April 29, 2012. The Company's average commercial paper borrowings during the fourth quarter of Fiscal 2012 was approximately $700 million and the maximum amount of commercial paper borrowings outstanding during the fourth quarter of Fiscal 2012 was $880 million. The Company's commercial paper maturities are funded principally through new issuances and are repaid by quarter-end using cash from operations and overseas cash which is available for use in the U.S. on a short-term basis without being subject to U.S. tax. In addition, the Company has $500 million of foreign lines of credit available at April 29, 2012. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of April 29, 2012. In anticipation of these Fiscal 2012 modifications above, the Company terminated a $500 million credit agreement during April 2011.

On August 6, 2009, H.J. Heinz Finance Company ("HFC") issued $681 million of 7.125% notes due 2039, and paid $218 million of cash, in exchange for $681 million of its outstanding dealer remarketable securities ("DRS") due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, were accounted for as a reduction in the book value of the debt, and are being amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in August 2009 in connection with the DRS exchange transaction. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.)
On December 1, 2011, the Company remarketed the remaining $119 million remarketable securities. The next remarketing is scheduled for December 1, 2014. If these securities are not remarketed, then the Company is required to repurchase all of the remaining securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires these securities from the holders, the Company is required to pay to the holder of the remaining remarketing option the option settlement amount. This value fluctuates based on market conditions. Also on December 1, 2011, the Company entered into a three year total rate of return swap with a notional amount of $119 million. The swap has not been designated as a hedge, but will have the economic impact of reducing a portion of the interest cost related to the remarketable securities. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8- “Financial Statements and Supplementary Data” for additional information.)
At April 29, 2012, the Company had total debt of $5.03 billion (including $128 million relating to the hedge accounting adjustments) and cash and cash equivalents of $1.33 billion. Total debt balances have increased since prior year end due to the items discussed above.
At April 29, 2012, approximately $1.2 billion of cash and short-term investments was held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.
After-tax return on invested capital (“ROIC”) is calculated by taking net income attributable to H.J. Heinz Company, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total H.J. Heinz Company shareholders’ equity less cash and cash equivalents, short-term investments, restricted cash, and the hedge accounting adjustments. ROIC was 16.8% in Fiscal 2012, 19.3% in Fiscal 2011, and 17.8% in Fiscal 2010. Fiscal 2012 ROIC was unfavorably impacted by 240 basis points from charges for productivity initiatives and Fiscal 2012 and 2011 ROIC was unfavorably impacted by 120 and 60 basis points, respectively, as a result of the Quero and Foodstar acquisitions. Therefore, excluding these impacts, ROIC would have improved 50 basis points in Fiscal 2012 compared to 2011 which is largely due to higher earnings excluding charges for productivity initiatives in Fiscal 2012 compared to 2011. The increase in ROIC in Fiscal 2011 compared to Fiscal 2010 is largely due to higher earnings and reduced debt levels partially offset by higher equity reflecting the impact of cumulative translation adjustments. Fiscal 2010 ROIC was negatively impacted by 90 basis points for the losses on discontinued operations.
The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company’s cash requirements for operations, including capital spending, dividends to shareholders, debt maturities, acquisitions and share repurchases. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.
On May 24, 2012, the Company announced that its Board of Directors approved a 7.3% increase in the quarterly dividend on common stock from 48 cents to 51.5 cents, an annual indicative rate of $2.06 per share for Fiscal 2013, effective with the July 2012 dividend payment. Fiscal 2013 dividend payments are expected to be approximately $664 million.

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
The following table represents the contractual obligations of the Company as of April 29, 2012.

	Fiscal Year
	2013	2014-2015	2016-2017	2018 Forward	Total
	(In thousands)
Long Term Debt(1)	$436,210	$1,490,363	$1,081,656	$5,529,263	$8,537,492
Capital Lease Obligations	9,208	19,463	19,522	17,707	65,900
Operating Leases	96,385	137,253	86,009	172,877	492,524
Purchase Obligations	985,678	676,159	92,989	28,013	1,782,839
Other Long Term Liabilities Recorded on the Balance Sheet	150,650	398,228	304,661	316,651	1,170,190
Total	$1,678,131	$2,721,466	$1,584,837	$6,064,511	$12,048,945

(1)
Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. Long-term liabilities related to income taxes and insurance accruals included on the consolidated balance sheet are excluded from the table above as the Company is unable to estimate the timing of the payments for these items.
At April 29, 2012, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $81 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.

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
As of April 29, 2012, the Company was a party to two operating leases for buildings and equipment under which the Company has guaranteed supplemental payment obligations of approximately $134 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote.
The Company acted as servicer for $162 million and $29 million of U.S. trade receivables sold through an accounts receivable securitization program that are not recognized on the balance sheet as of April 29, 2012 and April 27, 2011, respectively. In addition, the Company acted as servicer for approximately $206 million and $146 million of trade receivables which were sold to unrelated third parties without recourse as of April 29, 2012 and April 27, 2011, respectively.
No significant credit guarantees existed between the Company and third parties as of April 29, 2012.

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
The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	April 29, 2012	April 27, 2011	April 29, 2012	April 27, 2011
	(In millions)
Purpose of Hedge:
Intercompany cash flows	$1,090	1,031	$13	29
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	578	726	(5)	(32)
Forecasted sales and foreign currency denominated assets	245	104	9	12
	$1,913	1,861	$17	9

As of April 29, 2012, the Company’s foreign currency contracts mature within three years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.
Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)
Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $5.03 billion (including $128 million relating to hedge accounting adjustments) and $4.61 billion (including $151 million relating to hedge accounting adjustments) at April 29, 2012 and April 27, 2011, respectively. The Company’s debt obligations are summarized in Note 8, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”
In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 29, 2012, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $0.2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 29, 2012	April 27, 2011
	(Dollars in millions)
Pay floating swaps—notional amount	$160	$1,510
Net unrealized gains	$36	$55
Weighted average maturity (years)	8.2	1.4
Weighted average receive rate	6.09%	6.30%
Weighted average pay rate	1.57%	1.32%

The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the fiscal year ended April 29, 2012, the Company recorded a $0.1 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $0.2 million as of April 29, 2012. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34 million with the counterparty for the term of the swap. See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.
The Company had outstanding cross-currency interest rate swaps with a total notional amount of $386 million and $377 million as of April 29, 2012 and April 27, 2011, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. Net unrealized gains related to these swaps totaled $20 million and $9 million as of April 29, 2012 and April 27, 2011, respectively. These contracts are scheduled to mature in Fiscal 2013 and 2014.
Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 29, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts, interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(In millions)
Foreign currency contracts	$145
Interest rate swap contracts	$3
Cross-currency interest rate swaps	$40

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

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet, which was $100 million at April 29, 2012.

The Venezuelan government recently announced that it will be instituting price controls on a number of food and personal care products sold in the country.   Such controls could impact the products that the Company currently sells within this country. In Fiscal 2012, sales in Venezuela represented less than 3% of the Company's total sales.

Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements in Item 8-“Financial Statements and Supplementary Data” of this Form 10-K.

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

For each of these non-GAAP financial measures, a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure has been provided. In addition, an explanation of why management believes the non-GAAP measure provides useful information to investors and any additional purposes for which management uses the non-GAAP measure are provided below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

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

Organic Sales Growth

Organic sales growth is a non-GAAP measure that is defined as either volume plus price or total sales growth excluding the impact of foreign exchange and acquisitions and divestitures. This measure is utilized by senior management to provide investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The limitation of this measure is its exclusion of the impact of foreign exchange and acquisitions and divestitures.

	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
FY12 Total Company	3.5%		1.8%		3.5%		8.8%
FY12 global ketchup	8.0%		0.5%		1.2%		9.7%
FY12 Emerging Markets	16.4%		(0.4)%		24.9%		40.9%
FY12 Top 15 brands	5.0%		1.7%		5.6%		12.3%

Operating Free Cash Flow

Operating free cash flow is defined by the Company as cash flow from operations less capital expenditures net of proceeds from disposal of property, plant and equipment. This measure is utilized by senior management and the Board of Directors to gauge the Company's business operating performance, including the progress of management to profitably monetize low return assets. The limitation of operating free cash flow is that it adjusts for cash used for capital expenditures and cash received from disposals of property, plant and equipment, the net of which is no longer available to the Company for other purposes. Management compensates for this limitation by using the GAAP operating cash flow number as well. Operating free cash flow does not represent residual cash flow available for discretionary expenditures and does not provide insight to the entire scope of the historical cash inflows or outflows of the Company's operations that are captured in the other cash flow measures reported in the statement of cash flows.

Total Company (in millions)	2012
Cash provided by operating activities	$1,493.1
Capital expenditures	(418.7)
Proceeds from disposals of property, plant and equipment	9.8
Operating Free Cash Flow	$1,084.2
Cash paid for productivity initiatives	121.9
Operating Free Cash Flow excluding cash paid for productivity initiatives	$1,206.1
(Totals may not add due to rounding)

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
Long-lived Assets, including Property, Plant and Equipment—Long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. The Company reviews long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the recorded value of an asset, or asset group, may not be recoverable. Factors that may affect recoverability include changes to the planned use of the asset and the closing of facilities. The estimates implicit in a recoverability test require significant judgment on the part of management, and require assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with the Company's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows and estimated fair values. When the carrying value of an asset, or asset group, exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.
Goodwill and Indefinite-Lived Intangibles—Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, decline in expected cash flows, lower growth rates, loss of key personnel, and changes in regulation, may signal that an asset has become impaired.

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. The Company performs its impairment tests of goodwill at the reporting unit level. The Company has 19 reporting units globally that have assigned goodwill and are thus required to be evaluated for impairment. The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill.   The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test.

The Company's estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the discounted cash flow models were determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary among the reporting units, but generally, higher assumed growth rates and discount rates were utilized for tests of reporting units for which the principal market is an emerging market compared to those for which the principal market is a developed market. For each of the reporting units tested quantitatively, and for indefinite-lived intangible assets, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 7% to 15% in Fiscal 2012. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. We validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units, including those with no assigned goodwill, to our market capitalization and a reasonable control premium.

During the fourth quarter of Fiscal 2012, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company's annual assessment of goodwill and indefinite-lived intangible assets. We performed a qualitative assessment over 11 of the Company's 19 reporting units. Factors considered as part of the qualitative assessment process include reporting unit specific operating results as well as industry, market and general economic conditions. In addition, the results of the Fiscal 2011 quantitative test performed for these 11 reporting units were considered, and these tests each indicated that the fair values of these reporting units significantly exceeded their carrying amounts. We concluded that there were no significant events in Fiscal 2012 which had a material impact on the fair values of these reporting units.

For the 8 reporting units which were tested quantitatively, the fair values of each reporting unit significantly exceeded their carrying values, with the exception of one reporting unit, where the fair value exceeded the carrying value of its net assets by 9%. The goodwill associated with this reporting unit was $40 million as of April 29, 2012.
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
The Company recognized pension expense related to defined benefit programs of $25 million, $27 million, and $25 million for fiscal years 2012, 2011, and 2010, respectively, which reflected expected return on plan assets of $235 million, $229 million, and $211 million, respectively. The Company contributed $23 million to its pension plans in Fiscal 2012 compared to $22 million in Fiscal 2011 and $540 million in Fiscal 2010. The Company expects to contribute approximately $80 million to its pension plans in Fiscal 2013.
One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.2% for the years ended April 29, 2012 and April 27, 2011, and 8.1% for the year ended April 28, 2010. For purposes of calculating Fiscal 2013 expense, the weighted average rate of return will be 8.2%.
Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 29, 2012 decreased to 4.8% from 5.5% as of April 27, 2011.
Deferred gains and losses result from actual experience differing from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $1.17 billion at April 29, 2012. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.
The Company’s investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at April 29, 2012 and April 27, 2011 were as follows:

	Plan Assets at		Target Allocation at
Asset Category	2012	2011	2012	2011
Equity securities	61%	62%	59%	58%
Debt securities	31%	32%	32%	32%
Real estate	7%	3%	8%	9%
Other	1%	3%	1%	1%
	100%	100%	100%	100%

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at April 29, 2012 was determined using an average initial health care trend rate of 7.1% which gradually decreases to an average ultimate rate of 4.8% in 5 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $18 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1 million and decrease the benefit obligation by $16 million.
The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. As a result of the PPACA, the Company was required to recognize in Fiscal 2010 tax expense of $4 million (approximately $0.01 per share) related to reduced deductibility in future periods of the postretirement prescription drug coverage. The PPACA and HCERA will have both immediate and long-term ramifications for many employers, including the Company, that provide retiree health benefits.
Sensitivity of Assumptions
If we assumed a 100 basis point change in the following rates, the Company’s Fiscal 2012 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease
Pension benefits
Discount rate used in determining projected benefit obligation	$(339)	$406
Discount rate used in determining net pension expense	$(33)	$36
Long-term rate of return on assets used in determining net pension expense	$(29)	$29
Other benefits
Discount rate used in determining projected benefit obligation	$(21)	$24
Discount rate used in determining net benefit expense	$(2)	$1

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
The Company has a significant amount of undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Our intent is to continue to reinvest these earnings to support our priorities for growth in international markets and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. The Company believes it is not practicable to calculate the deferred tax liability associated with these undistributed earnings as there is a significant amount of uncertainty with respect to the tax impact resulting from the significant judgment required to analyze the amount of foreign tax credits attributable to the earnings, the potential timing of any distributions, as well as the local withholding tax and other indirect tax consequences that may arise due to the potential distribution of these earnings.

Input Costs
In general, the effects of cost inflation may be experienced by the Company in future periods. During Fiscals 2012, 2011, and 2010, the Company experienced wide-spread inflationary increases in commodity input costs, which is expected to continue in Fiscal 2013. Price increases and continued productivity improvements are expected to more than offset these cost increases.

Stock Market Information
H. J. Heinz Company common stock is traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of May 31, 2012 approximated 33,400. The closing price of the common stock on The New York Stock Exchange composite listing on April 29, 2012 was $53.16.
Stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low
2012
First	$55.00	$50.95
Second	53.46	48.17
Third	54.82	49.75
Fourth	54.83	51.51
2011
First	$47.48	$40.00
Second	49.95	44.35
Third	50.77	47.51
Fourth	51.38	46.99

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 23.

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 29, 2012, as stated in their report which appears herein.

/s/ William R. Johnson
Chairman, President and Chief Executive Officer

/s/ Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer

June 15, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
H. J. Heinz Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 29, 2012 and April 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
June 15, 2012

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)
Sales	$11,649,079	$10,706,588	$10,494,983
Cost of products sold	7,649,549	6,754,048	6,700,677
Gross profit	3,999,530	3,952,540	3,794,306
Selling, general and administrative expenses	2,548,362	2,304,350	2,235,078
Operating income	1,451,168	1,648,190	1,559,228
Interest income	34,615	22,565	45,137
Interest expense	294,104	275,398	295,711
Other expense, net	(8,236)	(21,188)	(18,200)
Income from continuing operations before income taxes	1,183,443	1,374,169	1,290,454
Provision for income taxes	243,535	368,221	358,514
Income from continuing operations	939,908	1,005,948	931,940
Loss from discontinued operations, net of tax	—	—	(49,597)
Net income	939,908	1,005,948	882,343
Less: Net income attributable to the noncontrolling interest	16,749	16,438	17,451
Net income attributable to H. J. Heinz Company	$923,159	$989,510	$864,892
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.85	$3.06	$2.87
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	—	(0.16)
Net income attributable to H. J. Heinz Company common shareholders	$2.85	$3.06	$2.71
Average common shares outstanding—diluted	323,321	323,042	318,113
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.87	$3.09	$2.89
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	—	(0.16)
Net income attributable to H. J. Heinz Company common shareholders	$2.87	$3.09	$2.73
Average common shares outstanding—basic	320,686	320,118	315,948
Cash dividends per share	$1.92	$1.80	$1.68
Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$923,159	$989,510	$914,489
Loss from discontinued operations, net of tax	—	—	(49,597)
Net income	$923,159	$989,510	$864,892

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	April 29, 2012	April 27, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,330,441	$724,311
Trade receivables (net of allowances: 2012—$10,680 and 2011—$10,909)	815,600	1,039,064
Other receivables (net of allowances: 2012—$607 and 2011—$503)	177,910	225,968
Inventories:
Finished goods and work-in-process	1,082,317	1,165,069
Packaging material and ingredients	247,034	286,477
Total inventories	1,329,351	1,451,546
Prepaid expenses	174,795	159,521
Other current assets	54,139	153,132
Total current assets	3,882,236	3,753,542
Property, plant and equipment:
Land	81,185	85,457
Buildings and leasehold improvements	1,009,379	1,019,311
Equipment, furniture and other	4,175,997	4,119,947
	5,266,561	5,224,715
Less accumulated depreciation	2,782,423	2,719,632
Total property, plant and equipment, net	2,484,138	2,505,083
Other non-current assets:
Goodwill	3,185,527	3,298,441
Trademarks, net	1,090,892	1,156,221
Other intangibles, net	407,802	442,563
Other non-current assets	932,698	1,074,795
Total other non-current assets	5,616,919	5,972,020
Total assets	$11,983,293	$12,230,645

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	April 29, 2012	April 27, 2011
	(In thousands)
Liabilities and Equity
Current liabilities:
Short-term debt	$46,460	$87,800
Portion of long-term debt due within one year	200,248	1,447,132
Trade payables	1,202,398	1,337,620
Other payables	146,414	162,047
Accrued marketing	303,132	313,389
Other accrued liabilities	647,769	715,147
Income taxes	101,540	98,325
Total current liabilities	2,647,961	4,161,460
Long-term debt and other non-current liabilities:
Long-term debt	4,779,981	3,078,128
Deferred income taxes	817,928	897,179
Non-pension post-retirement benefits	231,452	216,172
Other non-current liabilities	581,390	570,571
Total long-term debt and other non-current liabilities	6,410,751	4,762,050
Redeemable noncontrolling interest	113,759	124,669
Equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value(1)	61	69
Common stock, 431,096 shares issued, $0.25 par value	107,774	107,774
	107,835	107,843
Additional capital	594,608	629,367
Retained earnings	7,567,278	7,264,678
	8,269,721	8,001,888
Less:
Treasury shares, at cost (110,870 shares at April 29, 2012 and 109,818 shares at April 27, 2011)	4,666,404	4,593,362
Accumulated other comprehensive loss	844,728	299,564
Total H.J. Heinz Company shareholders’ equity	2,758,589	3,108,962
Noncontrolling interest	52,233	73,504
Total equity	2,810,822	3,182,466
Total liabilities and equity	$11,983,293	$12,230,645

(1)
The preferred stock outstanding is convertible at a rate of one share of preferred stock into 15 shares of common stock. The Company can redeem the stock at $28.50 per share. As of April 29, 2012, there were authorized, but unissued, 2,200 shares of third cumulative preferred stock for which the series had not been designated.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	April 29, 2012			April 27, 2011			April 28, 2010
	Shares	Dollars		Shares	Dollars		Shares	Dollars
	(In thousands, expect per share amounts)
PREFERRED STOCK
Balance at beginning of year	7	$69		7	$70		7	$70
Conversion of preferred into common stock	(1)	(8)		—	(1)		—	—
Balance at end of year	6	61		7	69		7	70
Authorized shares- April 29, 2012	6
COMMON STOCK
Balance at beginning of year	431,096	107,774		431,096	107,774		431,096	107,774
Balance at end of year	431,096	107,774		431,096	107,774		431,096	107,774
Authorized shares- April 29, 2012	600,000
ADDITIONAL CAPITAL
Balance at beginning of year		629,367			657,596			737,917
Conversion of preferred into common stock		(539)			(39)			(29)
Stock options exercised, net of shares tendered for payment		(15,220)	(3)		(26,482)	(3)		(21,717)	(3)
Stock option expense		10,864			9,447			7,897
Restricted stock unit activity		4,305			(8,119)			(9,698)
Purchase of subsidiary shares from noncontrolling interests(1)		(34,483)			(2,411)			(54,209)
Other, net(2)		314			(625)			(2,565)
Balance at end of year		594,608			629,367			657,596
RETAINED EARNINGS
Balance at beginning of year		7,264,678			6,856,033			6,525,719
Net income attributable to H.J. Heinz Company		923,159			989,510			864,892
Cash dividends:
Preferred (per share $1.70 per share in 2012, 2011 and 2010)		(9)			(12)			(9)
Common (per share $1.92, $1.80, and $1.68 in 2012, 2011 and 2010, respectively)		(619,095)			(579,606)			(533,543)
Other(4)		(1,455)			(1,247)			(1,026)
Balance at end of year		7,567,278			7,264,678			6,856,033
TREASURY STOCK
Balance at beginning of year	(109,819)	(4,593,362)		(113,404)	(4,750,547)		(116,237)	(4,881,842)
Shares reacquired	(3,860)	(201,904)		(1,425)	(70,003)		—	—
Conversion of preferred into common stock	12	547		1	40		1	29
Stock options exercised, net of shares tendered for payment	2,298	105,144		4,495	203,196		2,038	94,315
Restricted stock unit activity	303	14,087		296	13,756		470	21,864
Other, net(2)	195	9,084		218	10,196		324	15,087
Balance at end of year	(110,871)	$(4,666,404)		(109,819)	$(4,593,362)		(113,404)	$(4,750,547)

(1)	See Note No. 5 for further details.

(2)	Includes activity of the Global Stock Purchase Plan.

(3)	Includes income tax benefit resulting from exercised stock options.

(4)	Includes unpaid dividend equivalents on restricted stock units.

(5)
Comprised of unrealized translation adjustment of $(23,152), pension and post-retirement benefits net prior service cost of $(12,134) and net losses of $(816,060), and deferred net losses on derivative financial instruments of $6,618.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	April 29, 2012			April 27, 2011		April 28, 2010
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(In thousands, expect per share amounts)
OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		$(299,564)			$(979,581)		$(1,269,700)
Net pension and post-retirement benefit (losses)/gains		(258,067)			77,355		78,871
Reclassification of net pension and post-retirement benefit losses to net income		56,813			53,353		38,903
Unrealized translation adjustments		(359,771)			563,060		193,600
Net change in fair value of cash flow hedges		30,405			9,790		(32,488)
Net hedging (gains)/losses reclassified into earnings		(14,088)			(21,365)		13,431
Purchase of subsidiary shares from noncontrolling interests(1)		(456)			(2,176)		(2,198)
Balance at end of year		(844,728)	(5)		(299,564)		(979,581)
TOTAL H.J. HEINZ COMPANY SHAREHOLDERS’ EQUITY		2,758,589			3,108,962		1,891,345
NONCONTROLLING INTEREST
Balance at beginning of year		73,504			57,151		59,167
Net income attributable to the noncontrolling interest		15,884			16,438		17,451
Other comprehensive income, net of tax:
Net pension and post-retirement benefit losses		(12)			(57)		(1,266)
Unrealized translation adjustments		(5,945)			4,816		8,411
Net change in fair value of cash flow hedges		(28)			(395)		(788)
Net hedging losses reclassified into earnings		277			571		254
Purchase of subsidiary shares from noncontrolling interests(1)		(19,885)			(1,750)		(5,467)
Dividends paid to noncontrolling interest		(11,562)			(3,270)		(20,611)
Balance at end of year		52,233			73,504		57,151
TOTAL EQUITY		$2,810,822			$3,182,466		$1,948,496
COMPREHENSIVE INCOME
Net income		$939,908			$1,005,948		$882,343
Other comprehensive income/loss, net of tax:
Net pension and post-retirement benefit (losses)/gains		(258,079)			77,298		77,605
Reclassification of net pension and post-retirement benefit losses to net income		56,813			53,353		38,903
Unrealized translation adjustments		(377,491)			567,876		202,011
Net change in fair value of cash flow hedges		30,377			9,395		(33,276)
Net hedging (gains)/losses reclassified into earnings		(13,811)			(20,794)		13,685
Total comprehensive income		377,717			1,693,076		1,181,271
Comprehensive loss/(income) attributable to the noncontrolling interest		734			(21,373)		(24,062)
Comprehensive income attributable to H.J. Heinz Company		$378,451			$1,671,703		$1,157,209
Note: See Footnote explanations on Page 36.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)
Operating activities:
Net income	$939,908	$1,005,948	$882,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	295,718	255,227	254,528
Amortization	47,075	43,433	48,308
Deferred tax (benefit)/provision	(94,816)	153,725	220,528
Net losses on divestitures	—	—	44,860
Pension contributions	(23,469)	(22,411)	(539,939)
Asset write-downs from Fiscal 2012 productivity initiatives	58,736	—	—
Other items, net	75,375	98,172	90,938
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	171,832	(91,057)	121,387
Inventories	60,919	(80,841)	48,537
Prepaid expenses and other current assets	(11,584)	(1,682)	2,113
Accounts payable	(72,352)	233,339	(2,805)
Accrued liabilities	(20,008)	(60,862)	96,533
Income taxes	65,783	50,652	(5,134)
Cash provided by operating activities	1,493,117	1,583,643	1,262,197
Investing activities:
Capital expenditures	(418,734)	(335,646)	(277,642)
Proceeds from disposals of property, plant and equipment	9,817	13,158	96,493
Acquisitions, net of cash acquired	(3,250)	(618,302)	(11,428)
Proceeds from divestitures	3,828	1,939	18,637
Sale of short-term investments	56,780	—	—
Change in restricted cash	(39,052)	(5,000)	192,736
Other items, net	(11,394)	(5,781)	(5,353)
Cash (used for)/provided by investing activities	(402,005)	(949,632)	13,443
Financing activities:
Payments on long-term debt	(1,440,962)	(45,766)	(630,394)
Proceeds from long-term debt	1,912,467	229,851	447,056
Net payments on commercial paper and short-term debt	(42,543)	(193,200)	(427,232)
Dividends	(619,104)	(579,618)	(533,552)
Purchases of treasury stock	(201,904)	(70,003)	—
Exercise of stock options	82,714	154,774	67,369
Acquisition of subsidiary shares from noncontrolling interests	(54,824)	(6,338)	(62,064)
Other items, net	1,321	27,791	(9,099)
Cash used for financing activities	(362,835)	(482,509)	(1,147,916)
Effect of exchange rate changes on cash and cash equivalents	(122,147)	89,556	(17,616)
Net increase in cash and cash equivalents	606,130	241,058	110,108
Cash and cash equivalents at beginning of year	724,311	483,253	373,145
Cash and cash equivalents at end of year	$1,330,441	$724,311	$483,253
See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies
Fiscal Year:
H. J. Heinz Company (the “Company”) operates on a 52-week or 53-week fiscal year end. On March 14, 2012, the Board of Directors of the Company authorized a change in the Company's fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. The change in the fiscal year end resulted in Fiscal 2012 changing from a 53 week year to a 52 1/2 week year and was intended to better align the Company's financial reporting period with its business partners and production schedules. This change did not have a material impact on the Company's financial statements. Certain foreign subsidiaries have closing dates earlier than the Sunday nearest April 30 to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 29, 2012, April 27, 2011, and April 28, 2010.
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries, and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the Fiscal 2012 presentation.
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
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income/(loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.
Highly Inflationary Accounting:
The Company applies highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into the Company’s reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 20 for additional information.
Cash Equivalents:
Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.
Inventories:
Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.
Property, Plant and Equipment:
Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The Company reviews property, plant and

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

equipment, whenever circumstances change such that the recorded value of an asset may not be recoverable. Factors that may affect recoverability include changes in planned use of the asset and the closing of facilities. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist and are largely independent. When the carrying value of the asset exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.
Goodwill and Intangibles:
Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. The annual impairment tests are performed during the fourth quarter of each fiscal year. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. The Company performs its impairment tests of goodwill at the reporting unit level.   The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test.   The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill.  Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions.  The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. This quantitative test involves estimating a reporting units fair value. The Company's estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates, working capital changes and macroeconomic factors.
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
Marketing Costs:
The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenue or as a component of cost of products sold based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. Advertising costs are recognized as an expense within selling, general and administrative expenses if the Company determines that it will receive an identifiable, separable benefit in return for the consideration paid and it can reasonably estimate the fair value of the benefit identified. Accruals for trade promotions are initially recorded at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. The Company performs monthly evaluations of its outstanding trade promotions, making adjustments where appropriate to reflect changes in estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Coupon redemption costs are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. The Company performs monthly evaluations of outstanding coupon accruals that compare actual redemption rates to the original estimates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.
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
Stock-based compensation expense is primarily recognized as a component of selling, general and administrative expenses in the Consolidated Statements of Income.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value, except as disclosed in Note 11. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.
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

In December 2011, the FASB issued an amendment on disclosures about offsetting assets and liabilities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is required to adopt this amendment on the first day of Fiscal 2014 and will provide the disclosures required by this amendment retrospectively for all comparative periods presented.  This adoption will only impact the notes to the financial statements and not the financial results.
In September 2011, the FASB issued an amendment to the disclosure requirements for multiemployer pension plans. This amendment requires an employer who participates in multiemployer pension plans to provide additional quantitative and qualitative disclosures to help financial statement users better understand the plans in which an employer participates, the level of the employer's participation in the plans, and the financial health of significant plans. The disclosures also will enable users of financial information to obtain additional information outside of the financial statements. The amendment does not change the current recognition and measurement guidance for an employer's participation in a multiemployer plan. The Company adopted this amendment in the fourth quarter of Fiscal 2012 and applied the provisions of this amendment retrospectively. The adoption of this amendment did not impact the notes to the consolidated financial statements or the financial results.
In September 2011, the FASB issued an amendment to the goodwill impairment standard. This amendment is intended to reduce the cost and complexity of the annual impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform a qualitative assessment in any subsequent period. The Company early adopted this amendment for the Fiscal 2012 annual impairment tests which were performed during the fourth quarter of Fiscal 2012. This amendment does not impact our results of operations or financial position.

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
In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input (refer to Note 11 for additional information), a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. The Company adopted this amendment on the first day of the fourth quarter of Fiscal 2012 and this adoption did not have an impact on the Company's financial statements.
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
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this amendment on the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements. Refer to Note 8 for additional information.
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted this amendment on the first day of Fiscal 2011. This adoption did not have a material impact on the Company’s financial statements.

3.    Productivity Initiatives

The Company announced on May 26, 2011 that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company originally anticipated investing at least $130 million of cash and $160 million of pre-tax income ($0.35 per share) on these initiatives during Fiscal 2012. These initiatives included:

•	The establishment of a European supply chain hub in the Netherlands in order to consolidate and centralize procurement, manufacturing, logistics and inventory control decisions,

•	The exit of at least five factories, including two in Europe, two in the U.S., and one in Asia/Pacific in order to enhance manufacturing effectiveness and efficiency, and

•	A reduction of the global workforce by approximately 800 to 1,000 positions.

The Company continued to look for opportunities to drive shareholder value in this difficult economic environment, and in Fiscal 2012, the Company's Board of Directors gave its approval for the Company to invest an incremental $40 million cash and $75 million of pre-tax income ($0.21 per share) on additional productivity initiatives. These projects included the closure of another three factories worldwide and further reduction of the global workforce by more than 1,000 employees.

The Company recorded costs related to these productivity initiatives of $224.3 million pre-tax ($162.9 million after-tax or $0.50 per share) during Fiscal 2012, all of which were reported in the Non-Operating segment as disclosed in Note 16. These pre-tax costs were comprised of the following:

•	$58.7 million relating to asset write-downs and accelerated depreciation for the closure of eight factories, including two in Europe, three in the U.S. and three in Asia/Pacific,

•	$89.8 million for severance and employee benefit costs relating to the reduction of the global workforce by approximately 2,900 positions, and

•
$75.8 million associated with other implementation costs, primarily for professional fees, contract termination and relocation costs for the establishment of the European supply chain hub and to improve global manufacturing efficiencies.

Of the $224.3 million total pre-tax charges in Fiscal 2012, $139.8 million was recorded in cost of products sold and $84.5 million in selling, general and administrative expenses (“SG&A”).

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

Fiscal 2012
(In millions)
North American Consumer Products	$25.6
Europe	56.4
Asia/Pacific	84.5
U.S. Foodservice	52.8
Rest of World	4.4
Non-Operating	0.7
Total productivity charges	$224.3
(Totals may not add due to rounding)

Activity in other accrued liability balances for productivity charges were as follows:

(In millions)

Fiscal 2012 productivity charges	$165.6
Cash payments	(111.0)
Reserve balance at April 29, 2012	$54.6
(Totals may not add due to rounding)

The majority of the amount included in other accrued liabilities at April 29, 2012 related to these initiatives is expected to be paid in the first quarter of Fiscal 2013.

4.	Discontinued Operations and Other Disposals
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
In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses have been included in discontinued operations in the Company’s consolidated statements of income for Fiscal 2010. The following table presents summarized operating results for these discontinued operations:

Fiscal Year Ended
April 28, 2010
FY 2010
(In millions)
Sales	$63.0
Net after-tax losses	$(4.7)
Tax benefit on losses	$2.0

During the first quarter of Fiscal 2013, the Company's Board of Directors approved the sale of its U.S. Foodservice frozen desserts business. This business had annual sales of approximately $75 million in Fiscal 2012. The disposal transaction included the sale of two factories. As a result of this transaction, the Company will recognize a pre-tax loss of approximately $33 million ($21 million after-tax), which will be recorded in discontinued operations in the first quarter of Fiscal 2013. The sale will not significantly affect the Company's profit on a continuing operations basis going forward.
During the fourth quarter of Fiscal 2010, the Company received cash proceeds of $94.6 million from the government of the Netherlands for property the government acquired through eminent domain proceedings. The transaction includes the purchase by the government of the Company’s factory located in Nijmegen, which produces soups, pasta and cereals. The cash proceeds

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

are intended to compensate the Company for costs, both capital and expense, which are being incurred over a three year period from the date of the transaction, which is the length of time the Company has to exit the current factory location and construct certain new facilities. Note, the Company has and will incur costs to build an R&D facility in the Netherlands, costs to transfer a cereal line to another factory location, employee costs for severance and other costs directly related to the closure and relocation of the existing facilities. The Company also entered into a three-year leaseback on the Nijmegen factory. The Company will continue to operate in the leased factory while executing its plans for closure and relocation of the operations. The Company has accounted for the proceeds on a cost recovery basis. In doing so, the Company has made its estimates of cost, both of a capital and expense nature, to be incurred and recovered and to which proceeds from the transaction will be applied. Of the initial proceeds received, $81.2 million was deferred based on management’s total estimated future costs to be recovered and incurred and these deferred amounts are recognized as the related costs are incurred. If estimated costs differ from what is actually incurred, these adjustments will be reflected in earnings. As of April 29, 2012 and April 27, 2011, the remaining deferred amounts on the consolidated balance sheets were $20.7 million and $63.2 million, respectively, and were recorded in other non-current liabilities and other accrued liabilities. No significant adjustments were reflected in earnings in Fiscal 2012 and 2011. The excess of the $94.6 million of proceeds received over estimated costs to be recovered and incurred was $15.0 million and was recorded as a reduction of cost of products sold in the consolidated statement of income for the year ended April 28, 2010.

5.	Acquisitions
On April 1, 2011, the Company acquired an 80% stake in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $493.5 million in cash, which included $10.6 million of acquired cash and $60.1 million of short-term investments. The Company also incurred $11.3 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling, general and administrative expenses in the Fiscal 2011 consolidated statement of income. The Company has the right to exercise a call option at any time requiring the minority partner to sell his 20% equity interest, while the minority partner has the right to exercise a put option requiring the Company to purchase his 20% equity interest (see Note 18 for additional explanation). The Coniexpress acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $301.6 million, which was assigned to the Rest of World segment and is not deductible for tax purposes. In addition, $161.9 million of intangible assets were acquired, $142.0 million of which relate to trademarks which are not subject to amortization. The remaining $19.9 million represents customer-related assets which are being amortized over 15 years.
On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China for $165.4 million in cash, which included $30.0 million of acquired cash, as well as a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $44.5 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities in our consolidated balance sheet as of April 29, 2012 and April 27, 2011. Any change in the fair value of the earn-out subsequent to the acquisition date, including an increase resulting from the passage of time, is and will be recognized in earnings in the period of the estimated fair value change (see Note 11 for further explanation). A change in fair value of the earn-out could have a material impact on the Company’s earnings in the period of the change in estimate.
The Foodstar acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $77.3 million, which was assigned to the Asia/Pacific segment and is not deductible for tax purposes. In addition, $70.7 million of intangible assets were acquired, $42.4 million of which relate to trademarks and are not subject to amortization. The remaining $28.3 million are being amortized over a weighted average life of 31 years.
During the third quarter of Fiscal 2010, the Company acquired Arthur’s Fresh Company, a chilled smoothies business in Canada for approximately $11 million in cash as well as an insignificant amount of contingent consideration. This acquisition has been accounted for as a business combination and accordingly, the purchase price has been allocated to assets and liabilities based upon their estimated fair values as of the acquisition date. The Company also made payments during Fiscal 2010 related to acquisitions completed in prior fiscal years, none of which were significant.
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $54.8 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business. During Fiscal 2011, the Company acquired the remaining 21% interest in Heinz UFE Ltd., a Chinese subsidiary of the Company that manufactures infant feeding products, for $6.3 million. Prior to the transaction, the Company was the owner of 79% of the business. During Fiscal 2010, the Company acquired the remaining 49% interest in Cairo Food Industries, S.A.E., an Egyptian subsidiary of the Company that manufactures ketchup, condiments and sauces, for $62.1 million. Prior to the transaction, the Company was the owner of 51% of the business. These purchases were accounted for primarily as a reduction in additional capital and noncontrolling interest on the consolidated statements of equity.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fiscal year ended April 29, 2012, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/ Pacific	U.S. Foodservice	Rest of World	Total
			(In thousands)
Balance at April 28, 2010	$1,102,891	$1,106,744	$289,425	$257,674	$14,184	$2,770,918
Acquisitions	—	—	77,345	—	300,227	377,572
Purchase accounting adjustments	—	(278)	(10,688)	—	—	(10,966)
Translation adjustments	8,846	114,774	35,998	—	1,299	160,917
Balance at April 27, 2011	1,111,737	1,221,240	392,080	257,674	315,710	3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	$1,107,075	$1,145,288	$395,199	$257,674	$280,291	$3,185,527
During the fourth quarter of Fiscal 2012, the Company completed its annual review of goodwill and indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of goodwill and indefinite-lived intangible assets.
During the second quarter of Fiscal 2012, the Company finalized the purchase price allocation for the Coniexpress acquisition in Brazil resulting primarily in immaterial adjustments between goodwill, income taxes and non-pension postretirement benefits.
During the fourth quarter of Fiscal 2011, the Company finalized the purchase price allocation for the Foodstar acquisition resulting primarily in immaterial adjustments between goodwill, accrued liabilities and income taxes. All of the Fiscal 2011 purchase accounting adjustments reflected in the above table relate to acquisitions completed prior to April 30, 2009, the first day of Fiscal 2010. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 28, 2010, April 27, 2011 and April 29, 2012.
Trademarks and other intangible assets at April 29, 2012 and April 27, 2011, subject to amortization expense, are as follows:

	April 29, 2012			April 27, 2011
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
			(In thousands)
Trademarks	$282,937	$(87,925)	$195,012	$297,020	$(83,343)	$213,677
Licenses	208,186	(163,945)	44,241	208,186	(158,228)	49,958
Recipes/processes	89,207	(35,811)	53,396	90,553	(31,988)	58,565
Customer-related assets	216,755	(69,244)	147,511	224,173	(57,555)	166,618
Other	48,643	(25,442)	23,201	79,045	(54,833)	24,212
	$845,728	$(382,367)	$463,361	$898,977	$(385,947)	$513,030
Amortization expense for trademarks and other intangible assets was $31.8 million, $29.0 million and $28.2 million for the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010, respectively. The remaining reduction in net trademarks and other intangible assets, subject to amortization expense, since April 27, 2011 is primarily due to translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of April 29, 2012, amortization expense for each of the

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

next five fiscal years is estimated to be approximately $30 million.
Intangible assets not subject to amortization at April 29, 2012 totaled $1,035.3 million and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. Intangible assets not subject to amortization at April 27, 2011 totaled $1,085.7 million and consisted of $942.5 million of trademarks, $122.5 million of recipes/processes, and $20.7 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 27, 2011 is primarily due to translation adjustments.

7.	Income Taxes
The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2012	2011	2010
	(In thousands)
Current:
U.S. federal	$110,354	$38,686	$(24,446)
State	12,048	14,507	(809)
Foreign	215,949	161,303	163,241
	338,351	214,496	137,986
Deferred:
U.S. federal	(16,262)	123,601	165,141
State	4,186	(4,318)	8,141
Foreign	(82,740)	34,442	47,246
	(94,816)	153,725	220,528
Provision for income taxes	$243,535	$368,221	$358,514
Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $16.8 million in Fiscal 2012, $21.4 million in Fiscal 2011 and $9.3 million in Fiscal 2010.
The components of income from continuing operations before income taxes consist of the following:

	2012	2011	2010
	(In thousands)
Domestic	$312,197	$463,142	$499,059
Foreign	871,246	911,027	791,395
From continuing operations	$1,183,443	$1,374,169	$1,290,454
The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(8.7)	(5.6)	(4.3)
Changes in valuation allowances	2.6	(0.2)	0.2
Earnings repatriation	2.1	3.0	1.2
Tax free interest	(5.6)	(4.2)	(4.6)
Effects of revaluation of tax basis of foreign assets	(3.3)	(1.6)	(0.5)
Audit settlements and changes in uncertain tax positions	(2.1)	—	(1.3)
Other	0.6	0.4	2.1
Effective tax rate	20.6%	26.8%	27.8%
The decrease in the effective tax rate is primarily the result of the increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

from a statutory tax rate reduction in the U.K. These benefits were partially offset by the current year expense for changes in valuation allowances. The decrease in the effective tax rate in Fiscal 2011 was primarily the result of increased benefits from foreign tax planning and increased tax exempt foreign income, partially offset by higher taxes on repatriation of earnings. The effective tax rate in Fiscal 2010 was impacted by higher taxes on the income of foreign subsidiaries partially offset by lower earnings repatriation costs.
During the second quarter of Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in Fiscal 2012, of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $34.8 million. The subsidiary paid $10.4 million of the $34.8 million during Fiscal 2012 and will pay approximately $13.9 million in Fiscal 2013 with the remainder due during Fiscal 2014. The tax benefit from the higher basis amortization will result in a reduction in cash taxes over the five year amortization period totaling approximately $69.1 million partially offset by the $34.8 million aforementioned tax payments.
The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 29, 2012 and April 27, 2011.

	2012	2011
	(In thousands)
Depreciation/amortization	$910,987	$916,716
Benefit plans	59,647	93,916
Deferred income	96,472	126,917
Financing costs	117,670	118,118
Other	48,371	48,839
Deferred tax liabilities	1,233,147	1,304,506
Operating loss carryforwards	(141,358)	(120,261)
Benefit plans	(195,697)	(168,001)
Depreciation/amortization	(147,745)	(86,044)
Tax credit carryforwards	(81,703)	(46,452)
Deferred income	(20,286)	(24,235)
Other	(96,502)	(105,327)
Deferred tax assets	(683,291)	(550,320)
Valuation allowance	90,553	64,386
Net deferred tax liabilities	$640,409	$818,572
The Company also has foreign deferred tax assets and valuation allowances of $127.7 million as of April 29, 2012, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote.
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
At the end of Fiscal 2012, foreign operating loss carryforwards totaled $493.4 million. Of that amount, $252.7 million expire between 2013 and 2028; the other $240.7 million do not expire. Deferred tax assets of $49.1 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire between 2020 and 2022. Deferred tax assets of $11.9 million have been recorded for state operating loss carryforwards. These losses expire between 2013 and 2032. Additionally, the Company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.
The net change in the Fiscal 2012 valuation allowance shown above is an increase of $26.2 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The net change in the Fiscal 2011 valuation allowance was an increase of $1.9 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized, partially offset by the release of valuation allowance related to state tax loss and credit carryforwards that are now expected to be utilized. The net change in the Fiscal 2010 valuation allowance was an increase of $3.4 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized prior to their expiration date, partially offset by a reduction in unrealizable net state deferred tax assets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Balance at the beginning of the fiscal year	$70.7	$57.1	$86.6
Increases for tax positions of prior years	5.2	13.5	3.7
Decreases for tax positions of prior years	(18.0)	(26.0)	(35.4)
Increases based on tax positions related to the current year	3.7	10.8	10.4
Increases due to business combinations	—	26.9	—
Decreases due to settlements with taxing authorities	(2.2)	(5.4)	(0.8)
Decreases due to lapse of statute of limitations	(6.7)	(6.2)	(7.4)
Balance at the end of the fiscal year	$52.7	$70.7	$57.1
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $38.9 million and $56.5 million, on April 29, 2012 and April 27, 2011, respectively.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2012, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $9.5 million and $4.7 million, respectively. For Fiscal 2011, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $1.3 million and $0.1 million, respectively. For Fiscal 2010, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $5.2 million and $1.0 million, respectively. The total amount of interest and penalties accrued as of April 29, 2012 was $16.0 million and $13.8 million, respectively. The corresponding amounts of accrued interest and penalties at April 27, 2011 were $27.3 million and $21.1 million, respectively.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $26.2 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of state and foreign audits in process.
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2009 for the U.S. and United Kingdom, and through Fiscal 2007 for Australia, Canada, and Italy.
Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $5.1 billion at April 29, 2012. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

8.	Debt and Financing Arrangements
Short-term debt consisted of bank debt and other borrowings of $46.5 million and $87.8 million as of April 29, 2012 and April 27, 2011, respectively. The weighted average interest rate was 5.1% and 3.4% for Fiscal 2012 and Fiscal 2011, respectively.
Long-term debt was comprised of the following as of April 29, 2012 and April 27, 2011:

	2012	2011
	(In thousands)
Commercial Paper (variable rate)	$—	$—
6.625% U.S. Dollar Notes due July 2011	—	749,982
6.00% U.S. Dollar Notes due March 2012	—	599,631
Other U.S. Dollar Debt due May 2012 — November 2034 (1.08%—7.89%)	43,164	112,829
Other Non-U.S. Dollar Debt due May 2012 — May 2023 (3.50%—11.25%)	64,060	67,964
Japanese Yen Credit Agreement due October 2012 (variable rate)	186,869	182,571
5.35% U.S. Dollar Notes due July 2013	499,958	499,923
8.0% Heinz Finance Preferred Stock due July 2013	350,000	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	199,327	194,742
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	500,000	—
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	100,000	—
2.00% U.S. Dollar Notes due September 2016	299,913	—
1.50% U.S. Dollar Notes due March 2017	299,556	—
U.S. Dollar Remarketable Securities due December 2020	119,000	119,000
3.125% U.S. Dollar Notes due September 2021	395,268	—
2.85% U.S. Dollar Notes due March 2022	299,516	—
6.375% U.S. Dollar Debentures due July 2028	231,137	230,878
6.25% British Pound Notes due February 2030	202,158	206,590
6.75% U.S. Dollar Notes due March 2032	435,112	435,038
7.125% U.S. Dollar Notes due August 2039	626,747	625,569
	4,851,785	4,374,717
Hedge Accounting Adjustments (See Note 13)	128,444	150,543
Less portion due within one year	(200,248)	(1,447,132)
Total long-term debt	$4,779,981	$3,078,128
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.28%	4.23%
During the first quarter of Fiscal 2012, the Company modified its $1.2 billion credit agreement to increase the available borrowings under the facility to $1.5 billion as well as to extend its maturity date from April 2012 to June 2016. The $1.5 billion credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. There were no commercial paper borrowings outstanding at April 29, 2012. In addition, the Company has $500 million of foreign lines of credit available at April 29, 2012. In anticipation of these Fiscal 2012 modifications above, the Company terminated a $500 million credit agreement during April 2011.
During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. The current year proceeds were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During the third quarter of Fiscal 2011, the Company entered into a variable rate, three-year 16 billion Japanese yen denominated credit agreement. The proceeds were used in the funding of the Foodstar acquisition and for general corporate purposes and were swapped to $193.2 million and the interest rate was fixed at 2.66%. See Note 13 for additional information.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of April 29, 2012 and April 27, 2011.
During the second quarter Fiscal 2010, H.J. Heinz Finance Company ("HFC"), a subsidiary of Heinz, issued $681 million of 7.125% notes due 2039 and paid $217.5 million of cash, in exchange for $681 million of its outstanding 15.59% dealer remarketable securities due December 1, 2020. In addition, HFC terminated a portion of the remarketing option by paying the remarketing agent a cash payment of $89.0 million. The exchange transaction was accounted for as a modification of debt. Accordingly, cash payments used in the exchange, including the payment to the remarketing agent, were accounted for as a reduction in the book value of the debt, and are being amortized to interest expense under the effective yield method. Additionally, the Company terminated its $175 million notional total rate of return swap in the second quarter of Fiscal 2010 in connection with the dealer remarketable securities exchange transaction. See Note 13 for additional information.
During the third quarter of Fiscal 2012, the Company remarketed the remaining $119 million remarketable securities at a rate of 6.049%. The next remarketing is scheduled for December 1, 2014. On the same date, the Company entered into a total rate of return swap with a notional amount of $119 million as an economic hedge to reduce the interest cost related to these remarketable securities. See Note 13 for further details. If these securities are not remarketed, then the Company is required to repurchase all of the remaining securities at 100% of the principal amount plus accrued interest. If the Company purchases or otherwise acquires these securities from the holders, the Company is required to pay to the holder of the remaining remarketing option the option settlement amount. This value fluctuates based on market conditions.
HFC’s 3,500 mandatorily redeemable preferred shares are classified as long-term debt. Each share of preferred stock is entitled to annual cash dividends at a rate of 8% or $8,000 per share. On July 15, 2013, each share will be redeemed for $100,000 in cash for a total redemption price of $350 million.
Annual maturities of long-term debt during the next five fiscal years are $200.2 million in 2013, $1,093.9 million in 2014, $60.3 million in 2015, $5.3 million in 2016 and $734.1 million in 2017.
In Fiscal 2010, the Company entered into a three-year $175 million accounts receivable securitization program. Under the terms of the agreement, the Company sells, on a revolving basis, U.S. trade receivables to a wholly-owned, bankruptcy-remote-subsidiary. This subsidiary then sells all of the rights, title and interest in these receivables, all of which are short-term, to an unaffiliated entity. On April 29, 2010, the Company adopted new accounting guidance related to the transfer of financial assets. The securitization agreement continues to qualify for sale accounting treatment under the new guidance. After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the unaffiliated entity. On the statements of cash flows, all cash flows related to this securitization program are included as a component of operating activities because the cash received from the unaffiliated entity and the cash collected from servicing the transferred assets are not subject to significantly different risks due to the short-term nature of the Company's trade receivables.
For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $161.8 million and $29.0 million as of April 29, 2012 and April 27, 2011, respectively, resulting in an increase of $132.8 million in cash for sales under this program for Fiscal 2012 and a decrease in cash of $55.2 million for Fiscal 2011. The fair value of the Deferred Purchase Price was $56.8 million and $173.9 million as of April 29, 2012 and April 27, 2011, respectively. The increase in cash proceeds related to the Deferred Purchase Price was $117.1 million for fiscal year ended April 29, 2012 and was a decrease in cash of $84.7 million for the fiscal year ended April 27, 2011. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of April 29, 2012 and April 27, 2011, due to the nature of the short-term underlying financial assets. On June 8, 2012, subsequent to the Fiscal 2012 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until June 7, 2013.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

9.	Supplemental Cash Flows Information

	2012	2011	2010
	(In thousands)
Cash Paid During the Year For:
Interest	$277,954	$268,131	$305,332
Income taxes	$265,547	$154,527	$138,953
Details of Acquisitions:
Fair value of assets	$—	$1,057,870	$16,072
Liabilities(1)	(3,250)	274,294	4,644
Redeemable noncontrolling interest(2)	—	124,669	—
Cash paid	3,250	658,907	11,428
Less cash acquired	—	40,605	—
Net cash paid for acquisitions	$3,250	$618,302	$11,428
_______________________________________

(1)	Includes contingent obligations to sellers of $44.5 million in 2011.

(2)	See Note 18 for additional information.
During Fiscal 2010, HFC issued $681 million of 30 year notes and paid $217.5 million of cash in exchange for $681 million of its outstanding dealer remarketable securities. The $681 million of notes exchanged was a non-cash transaction and has been excluded from the consolidated statement of cash flows for the year ended April 28, 2010. See Note 8 for additional information.
The Company recognized $41.8 million of property, plant and equipment and debt in Fiscal 2010 related to contractual arrangements that contain a lease. These non-cash transactions have been excluded from the consolidated statement of cash flows for the year ended April 28, 2010.
In addition, the Company acted as servicer for approximately $205.6 million and $145.7 million of trade receivables which were sold to unrelated third parties without recourse as of April 29, 2012 and April 27, 2011, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of April 29, 2012 or April 27, 2011 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

10.	Employees' Stock Incentive Plans and Management Incentive Plans
As of April 29, 2012, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans primarily recognized in SG&A and the related tax benefit are as follows:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(In millions)
Pre-tax compensation cost	$36.5	$32.7	$33.4
Tax benefit	12.0	10.4	10.3
After-tax compensation cost	$24.5	$22.3	$23.1

During Fiscal 2012, the Company's plan from which it issued equity-based awards was the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002 for a ten-year period.   During Fiscals 2011 and 2010, the Company issued equity-based awards from the 2003 Plan and the 2000 Stock Option Plan (the “2000 Plan”).  The 2000 Plan was approved by Shareholders on September 12, 2000 and expired on September 12, 2010. Pursuant to the 2003 Plan, the Management Development & Compensation Committee is authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may be issued as stock options. The maximum number of shares

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

that may be granted under this plan is 18.9 million shares. Shares issued under these plans are sourced from available treasury shares.
Stock Options:
Stock options generally vest over a period of four years after the date of grant. Awards granted prior to Fiscal 2006 generally had a maximum term of ten years. Beginning in Fiscal 2006, awards have a maximum term of seven years.
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
The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the fiscal year ended April 29, 2012, $7.5 million of cash tax benefits was reported as an operating cash inflow and $7.6 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 27, 2011, $12.4 million of cash tax benefits was reported as an operating cash inflow and $8.6 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 28, 2010, $6.9 million of cash tax benefits was reported as an operating cash inflow and $2.4 million of excess tax benefits as a financing cash inflow.
A summary of the Company’s 2003 Plan at April 29, 2012 is as follows:

2003 Plan
(In thousands)
Number of shares authorized	18,869
Number of stock option shares granted	(9,992)
Number of stock option shares cancelled/forfeited and returned to the plan	313
Number of restricted stock units and restricted stock issued	(4,895)
Shares available for grant as stock options	4,295
During Fiscal 2012, the Company granted 1,649,119 option awards to employees sourced from the 2003 Plan. The weighted average fair value per share of the options granted during the fiscal years ended April 29, 2012, April 27, 2011, and April 28, 2010 as computed using the Black-Scholes pricing model was $5.80, $5.36, and $4.71, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
Dividend yield	3.7%	3.9%	4.3%
Expected volatility	20.9%	20.5%	20.2%
Expected term (years)	5.0	5.5	5.5
Risk-free interest rate	1.0%	1.7%	2.7%
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
	(In thousands, except per share data)
Options outstanding at April 29, 2009	14,100	$38.59	$544,071
Options granted	1,768	39.12	69,166
Options exercised	(2,921)	35.46	(103,558)
Options cancelled/forfeited and returned to the plan	(26)	40.44	(1,068)
Options outstanding at April 28, 2010	12,921	39.36	508,611
Options granted	1,733	46.42	80,460
Options exercised	(4,813)	35.73	(171,980)
Options cancelled/forfeited and returned to the plan	(73)	42.81	(3,147)
Options outstanding at April 27, 2011	9,768	42.38	413,944
Options granted	1,649	52.19	86,068
Options exercised	(2,798)	37.99	(106,287)
Options cancelled/forfeited and returned to the plan	(11)	38.38	(435)
Options outstanding at April 29, 2012	8,608	$45.69	$393,290
Options vested and exercisable at April 28, 2010	9,300	$37.59	$349,600
Options vested and exercisable at April 27, 2011	5,744	$40.65	$233,507
Options vested and exercisable at April 29, 2012	4,418	$43.90	$193,942
The following summarizes information about shares under option in the respective exercise price ranges at April 29, 2012:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average Remaining		Weighted- Average Remaining	Weighted- Average
Range of Exercise	Number	Life	Exercise Price	Number	Life	Exercise Price
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share
	(Options in thousands)
$29.70-$34.00	495	1.1	$33.44	492	1.1	$33.45
$34.01-$42.42	2,087	3.8	38.92	1,211	3.5	38.82
$42.43-$52.19	6,026	4.5	49.04	2,715	3.2	48.05
	8,608	4.2	$45.69	4,418	3.1	$43.90
The Company received proceeds of $82.7 million, $154.8 million, and $67.4 million from the exercise of stock options during the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010, respectively. The tax benefit recognized as a result of stock option exercises was $15.1 million, $21.0 million and $9.3 million for the fiscal years ended April 29, 2012, April 27, 2011, and April 28, 2010, respectively.
A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
	(In thousands, except per share data)
Unvested options at April 27, 2011	4,024	$5.27
Options granted	1,649	5.80
Options vested	(1,483)	5.41
Unvested options at April 29, 2012	4,190	$5.43

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $6.4 million and $7.7 million as of April 29, 2012 and April 27, 2011, respectively. This cost is expected to be recognized over a weighted average period of 1.5 years.
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
Total compensation expense relating to RSUs and restricted stock was $25.7 million, $23.2 million and $24.8 million for the fiscal years ended April 29, 2012, April 27, 2011, and April 28, 2010, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $27.6 million, $29.4 million, and $29.8 million at April 29, 2012, April 27, 2011, and April 28, 2010, respectively. The cost is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the Company’s RSU and restricted stock awards at April 29, 2012 is as follows:

2003 Plan
(In thousands)
Number of shares authorized	9,440
Number of shares reserved for issuance	(6,377)
Number of shares returned to the plan	1,482
Shares available for grant	4,545
A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
	(In thousands, except per share data)
Unvested units and stock at April 29, 2009	1,722	$44.08
Units and stock granted	628	39.55
Units and stock vested	(834)	40.59
Units and stock cancelled/forfeited and returned to the plan	(20)	44.12
Unvested units and stock at April 28, 2010	1,496	44.13
Units and stock granted	574	46.74
Units and stock vested	(725)	44.96
Units and stock cancelled/forfeited and returned to the plan	(49)	43.47
Unvested units and stock at April 27, 2011	1,296	44.84
Units and stock granted	526	52.31
Units and stock vested	(520)	45.27
Units and stock cancelled/forfeited and returned to the plan	(32)	45.90
Unvested units and stock at April 29, 2012	1,270	$47.75
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Global Stock Purchase Plan:
The Company has a shareholder-approved employee global stock purchase plan (the “GSPP”) that permits substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. Currently, the offering periods are February 16 to August 15 and August 16 to February 15. The purchase price of the option is equal to 95% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP is a total of five million shares. During the two offering periods from February 16, 2011 to February 15, 2012, employees purchased 165,635 shares under the plan. During the two offering periods from February 16, 2010 to February 15, 2011, employees purchased 185,716 shares under the plan.
Annual Incentive Bonus:
The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $34 million, $45 million, and $49 million in fiscal years 2012, 2011 and 2010, respectively.
Long-Term Performance Program:
In Fiscal 2012, the Company granted performance awards as permitted in the 2003 Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 27, 2011. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2013 year end, plus dividends paid over the 2 year performance period. The Company also granted performance awards in Fiscal 2011 under the 2011-2012 LTPP and in Fiscal 2010 under the 2010-2011 LTPP. The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit are as follows:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(In millions)
Pre-tax compensation cost	$18.4	$21.5	$20.7
Tax benefit	6.5	7.4	7.0
After-tax compensation cost	$11.9	$14.1	$13.7

11.	Fair Value Measurements
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As of April 29, 2012 and April 27, 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	April 29, 2012				April 27, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$90,221	$—	$90,221	$—	$115,705	$—	$115,705
Short-term investments(b)	$—	$—	$—	$—	$60,125	$—	$—	$60,125
Total assets at fair value	$—	$90,221	$—	$90,221	$60,125	$115,705	$—	$175,830
Liabilities:
Derivatives(a)	$—	$15,379	$—	$15,379	$—	$43,007	$—	$43,007
Earn-out(c)	$—	$—	$46,881	$46,881	$—	$—	$45,325	$45,325
Total liabilities at fair value	$—	$15,379	$46,881	$62,260	$—	$43,007	$45,325	$88,332

(a)
Foreign currency derivative contracts are valued based on observable market spot and forward rates, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates, and are classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates, and are classified within Level 2 of the fair value hierarchy. The total rate of return swap is valued based on observable market swap rates and the Company's credit spread, and is classified within Level 2 of the fair value hierarchy.

(b)
The Company acquired Coniexpress in Brazil in Fiscal 2011. The acquisition included short-term investments that are valued based on observable market rates and classified within Level 1 of the fair value hierarchy.

(c)
The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of April 29, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2012 and 2011.
The Company recognized $58.7 million of non-cash asset write-downs during Fiscal 2012 related to eight factory closures. These factory closures are directly linked to the Company's Fiscal 2012 productivity initiatives (see Note 3). These charges reduced the Company's carrying value in the assets to the estimated fair value, the remainder of which is not material.
The Company recognized $12.6 million of non-cash asset write-offs during Fiscal 2010 related to two factory closures and the exit of a formula business in the U.K. These charges reduced the Company’s carrying value in the assets to estimated fair value. The fair value of the assets was determined based on observable inputs.

The aggregate fair value of the Company's long-term debt, including the current portion, was $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012, and $5.00 billion as compared with the carrying value of $4.53 billion at April 27, 2011. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

12.	Pension and Other Postretirement Benefit Plans
Pension Plans:
The Company maintains retirement plans for the majority of its employees. Current defined benefit plans are provided primarily for domestic union and foreign employees. Defined contribution plans are provided for the majority of its domestic non-union hourly and salaried employees as well as certain employees in foreign locations.
Other Postretirement Benefit Plans:
The Company provides health care and life insurance benefits for retired employees and their eligible dependents. Certain of the Company’s U.S. and Canadian employees may become eligible for such benefits. The Company currently does not fund these benefit arrangements until claims occur and may modify plan provisions or terminate plans at its discretion.
Measurement Date:
The Company uses the last day of its fiscal year as the measurement date for all of its defined benefit plans and other postretirement benefit plans.
Obligations and Funded Status:
The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at April 29, 2012 and April 27, 2011.

	Pension Benefits		Other Retiree Benefits
	2012	2011	2012	2011
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,765,316	$2,585,984	$234,431	$235,297
Service cost	33,719	32,329	5,967	6,311
Interest cost	139,525	142,133	11,457	12,712
Participants’ contributions	2,281	2,444	712	822
Amendments	3,396	377	735	(3,710)
Actuarial loss/(gain)	196,606	(8,457)	17,278	(3,786)
Settlement	(1,854)	(3,275)	—	—
Benefits paid	(152,342)	(159,307)	(19,574)	(16,986)
Exchange/other	(56,300)	173,088	(1,989)	3,771
Benefit obligation at the end of the year	$2,930,347	$2,765,316	$249,017	$234,431
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$3,261,881	$2,869,971	$—	$—
Actual return on plan assets	84,004	318,494	—	—
Settlement	(1,854)	(3,275)	—	—
Employer contribution	23,469	22,411	18,862	16,164
Participants’ contributions	2,281	2,444	712	822
Benefits paid	(152,342)	(159,307)	(19,574)	(16,986)
Exchange/other	(76,605)	211,143	—	—
Fair value of plan assets at the end of the year	3,140,834	3,261,881	—	—
Funded status	$210,487	$496,565	$(249,017)	$(234,431)

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Other Retiree Benefits
	2012	2011	2012	2011
	(In thousands)
Other non-current assets	$399,868	$644,598	$—	$—
Other accrued liabilities	(15,943)	(31,589)	(17,565)	(18,259)
Other non-current liabilities	(173,438)	(116,444)	(231,452)	(216,172)
Net asset/(liabilities) recognized	$210,487	$496,565	$(249,017)	$(234,431)
The accumulated benefit obligation for all defined benefit pension plans was $2,791.8 million at April 29, 2012 and $2,602.0 million at April 27, 2011.
Certain of the Company’s pension plans have accumulated benefit and projected benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 29, 2012 were $630.3 million, $642.3 million, and $452.9 million, respectively. For pension plans having accumulated benefit and projected benefit obligations in excess of the fair value of plan assets at April 27, 2011, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets were $154.3 million, $175.0 million and $27.0 million, respectively.
Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:
Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Pension Benefits			Other Retiree Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$33,719	$32,329	$30,486	$5,967	$6,311	$5,999
Interest cost	139,525	142,133	149,640	11,457	12,712	15,093
Expected return on assets	(234,717)	(229,258)	(211,408)	—	—	—
Amortization of:
Prior service cost/(credit)	1,995	2,455	2,173	(6,127)	(5,155)	(3,796)
Net actuarial loss	83,800	77,687	53,882	1,095	1,604	540
Loss due to curtailment, settlement and special termination benefits	1,120	2,039	612	—	—	—
Net periodic benefit cost	25,442	27,385	25,385	12,392	15,472	17,836
Defined contribution plans	46,572	49,089	47,356	—	—	—
Total cost	72,014	76,474	72,741	12,392	15,472	17,836
Less periodic benefit cost associated with discontinued operations	—	—	618	—	—	—
Periodic benefit cost associated with continuing operations	$72,014	$76,474	$72,123	$12,392	$15,472	$17,836

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income:
Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Pension Benefits		Other Retiree Benefits
	2012	2011	2012	2011
	(In thousands)
Net actuarial loss	$1,174,199	$909,796	$28,000	$11,816
Prior service cost/(credit)	30,051	28,649	(13,474)	(20,335)
Net amount recognized	$1,204,250	$938,445	$14,526	$(8,519)
The change in other comprehensive loss related to pension benefit (losses)/gains arising during the period was $(353.1) million and $95.5 million at April 29, 2012 and April 27, 2011, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $87.3 million and $82.2 million at April 29, 2012 and April 27, 2011, respectively.
The change in other comprehensive loss related to postretirement benefit (losses)/gains arising during the period is $(18.0) million and $7.5 million at April 29, 2012 and at April 27, 2011, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit gains to net income is $5.0 million and $3.6 million at April 29, 2012 and at April 27, 2011, respectively.
Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit cost/(credit) in the following fiscal year are as follows:

	Pension Benefits		Other Retiree Benefits
	2012	2011	2012	2011
	(In thousands)
Net actuarial loss	$77,238	$85,932	$1,803	$1,095
Prior service cost/(credit)	2,569	2,020	(6,174)	(6,116)
Net amount recognized	$79,807	$87,952	$(4,371)	$(5,021)
Assumptions:
The weighted-average rates used for the fiscal years ended April 29, 2012 and April 27, 2011 in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Pension Benefits		Other Retiree Benefits
	2012	2011	2012	2011
Discount rate	4.8%	5.5%	4.1%	5.0%
Compensation increase rate	3.4%	3.8%	—%	—%
The weighted-average rates used for the fiscal years ended April 29, 2012, April 27, 2011, and April 28, 2010 in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Pension Benefits			Other Retiree Benefits
	2012	2011	2010	2012	2011	2010
Expected rate of return	8.2%	8.2%	8.1%	—%	—%	—%
Discount rate	4.8%	5.6%	6.5%	4.1%	5.5%	6.4%
Compensation increase rate	3.4%	4.0%	4.3%	—%	—%	—%
The Company’s expected rate of return is determined based on a methodology that considers investment returns for certain asset classes over historic periods of various durations, in conjunction with the long-term outlook for inflation (i.e. “building block” approach). This methodology is applied to the actual asset allocation, which is in line with the investment policy guidelines for each plan. The Company also considers long-term rates of return for each asset class based on projections from consultants and investment advisors regarding the expectations of future investment performance of capital markets.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 7.1% for 2013, gradually decreases to 4.8% by 2018 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components	$1,592	$1,426
Effect on postretirement benefit obligations	$17,501	$15,882
Pension Plan Assets:
The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 29, 2012 and April 27, 2011. The Company’s investment policy specifies the type of investment vehicles appropriate for the applicable plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling the applicable plan fiduciaries to fulfill their responsibilities.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at April 29, 2012 and April 27, 2011 were as follows:

			Target
	Plan Assets at		Allocation at
Asset Category	2012	2011	2012	2011
Equity securities	61%	62%	59%	58%
Debt securities	31%	32%	32%	32%
Real estate	7%	3%	8%	9%
Other	1%	3%	1%	1%
	100%	100%	100%	100%
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
Equity Securities (mutual and pooled funds).  Mutual funds are valued at the net asset value of shares held by the applicable plan at year end. As such, these mutual fund investments are classified as Level 1. Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the net asset value is not readily observable by non-institutional investors; therefore, pooled funds are classified as Level 2.
Fixed Income Securities.  These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, a portion of these securities are included in Levels 1, 2, and 3.
Other Investments.  Primarily consist of real estate, private equity holdings, and interest rate swaps. Direct investments of real estate and private equity are valued by investment managers based on the most recent financial information available, which typically represents significant observable data. As such, these investments are generally classified as Level 3. The fair value of interest rate swaps is determined through use of observable market swap rates and are classified as Level 2.

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

	April 29, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$822,184	$—	$—	$822,184
Equity Securities (mutual and pooled funds)	147,865	943,745	—	1,091,610
Fixed Income Securities	76,032	894,978	10,486	981,496
Other Investments	—	—	216,234	216,234
Cash and Cash Equivalents	10,335	18,975	—	29,310
Total	$1,056,416	$1,857,698	$226,720	$3,140,834

	April 27, 2011
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$863,404	$—	$—	$863,404
Equity Securities (mutual and pooled funds)	157,296	1,005,678	—	1,162,974
Fixed Income Securities	53,381	966,157	9,649	1,029,187
Other Investments	—	—	131,095	131,095
Cash and Cash Equivalents	16,270	58,951	—	75,221
Total	$1,090,351	$2,030,786	$140,744	$3,261,881
Level 3 Gains and Losses:
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

	Fair Value April 27, 2011	Acquisitions	Transfers In	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 29, 2012
	(In thousands)
Fixed Income Securities	$9,649	$—	$—	$—	$—	$837	$10,486
Other Investments	131,095	96,938	10,138	(21,262)	753	(1,428)	216,234
Total	$140,744	$96,938	$10,138	$(21,262)	$753	$(591)	$226,720

	Fair Value April 28, 2010	Acquisitions	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 27, 2011
	(In thousands)
Fixed Income Securities	$8,646	$—	$—	$—	$1,003	$9,649
Other Investments	35,569	95,518	(619)	2,727	(2,100)	131,095
Total	$44,215	$95,518	$(619)	$2,727	$(1,097)	$140,744
Cash Flows:
The Company contributed $23.5 million to the defined benefit plans in Fiscal 2012, none of which was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $80 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company paid $18.9 million for benefits in the postretirement medical plans in Fiscal 2012. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $17.6 million. The medical subsidy received in Fiscal 2012 was $1.1 million. The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. Among other things, the PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy. As a result of the PPACA, the Company was required to recognize in Fiscal 2010 tax expense of $3.9 million (approximately $0.01 per share) related to the reduced deductibility in future periods of the postretirement prescription drug coverage. The PPACA and HCERA will have both immediate and long-term ramifications for many employers, including the Company, that provide retiree health benefits.
Benefit payments expected in future years are as follows:

	Pension Benefits	Other Retiree Benefits
	(In thousands)
2013	$171,479	$17,565
2014	$186,555	$18,265
2015	$171,446	$18,706
2016	$174,053	$19,240
2017	$174,488	$19,831
Years 2018-2022	$891,680	$99,799

13.	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively. At April 27, 2011, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.86 billion, $1.51 billion and $377 million, respectively. The fair value of derivative financial instruments was a net asset of $74.8 million and $72.7 million at April 29, 2012 and April 27, 2011, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of April 29, 2012 and April 27, 2011:

	April 29, 2012			April 27, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$17,318	$6,851	$18,222	$28,139	$38,703	$—
Other non-current assets	8,188	29,393	4,974	7,913	16,723	14,898
	25,506	36,244	23,196	36,052	55,426	14,898
Derivatives not designated as hedging instruments:
Other receivables, net	5,041	—	—	9,329	—	—
Other non-current assets	—	234	—	—	—	—
	5,041	234	—	9,329	—	—
Total assets	$30,547	$36,478	$23,196	$45,381	$55,426	$14,898
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$10,653	$—	$2,760	$27,804	$—	$6,125
Other non-current liabilities	14	—	—	8,054	—	—
	10,667	—	2,760	35,858	—	6,125
Derivatives not designated as hedging instruments:
Other payables	1,952	—	—	1,024	—	—
Total liabilities	$12,619	$—	$2,760	$36,882	$—	$6,125

Refer to Note 11 for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 29, 2012:

	Fiscal Year Ended
	April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$45,658	$(2,341)	$5,725
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$8,033	$—	$—
Cost of products sold	(19,880)	—	—
Selling, general and administrative expenses	(62)	—	—
Other income, net	33,401	—	8,901
Interest income/(expense)	199	(146)	(5,966)
	21,691	(146)	2,935
Fair value hedges:
Net losses recognized in other expense, net	—	(19,181)	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(2,183)	—	—
Net gains recognized in interest income	—	234	—
	(2,183)	234	—
Total amount recognized in statement of income	$19,508	$(19,093)	$2,935

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 27, 2011:

	Fiscal Year Ended
	April 27, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$3,626	$—	$16,649
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$3,375	$—	$—
Cost of products sold	(23,372)	—	—
Selling, general and administrative expenses	(141)	—	—
Other income, net	35,744	—	24,644
Interest income/(expense)	226	—	(4,484)
	15,832	—	20,160
Fair value hedges:
Net losses recognized in other expense, net	—	(51,125)	—
Net losses recognized in interest expense, net	—	(351)	—
	—	(51,476)	—

Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	3,351	—	—
Total amount recognized in statement of income	$19,183	$(51,476)	$20,160

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 28, 2010:

	Fiscal Year Ended
	April 28, 2010
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net losses recognized in other comprehensive loss (effective portion)	$(38,422)	$—	$(13,692)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,141	$—	$—
Cost of products sold	(5,104)	—	—
Selling, general and administrative expenses	108	—	—
Other expense, net	(11,574)	—	(7,819)
Interest income/(expense)	20	—	(1,867)
	(15,409)	—	(9,686)
Fair value hedges:
Net losses recognized in other expense, net	—	(41,730)	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(59)	—	—
Net gains recognized in interest income	—	30,469	—
	(59)	30,469	—
Total amount recognized in statement of income	$(15,468)	$(11,261)	$(9,686)
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $386.2 million and $377.3 million as of April 29, 2012 and April 27, 2011, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscals 2013 and 2014.
Hedge accounting adjustments related to debt obligations totaled $128.4 million and $150.5 million as of April 29, 2012 and April 27, 2011, respectively. See Note 8 for further information.
Deferred Hedging Gains and Losses:
As of April 29, 2012, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $1.7 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the years ended April 29, 2012, April 27, 2011 and April 28, 2010. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 29, 2012, April 27, 2011 and April 28, 2010.
Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $445.5 million and $309.9 million that did not meet the criteria for hedge accounting as of April 29, 2012 and April 27, 2011, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized gains related to outstanding contracts totaled $3.1 million and $8.3 million as of April 29, 2012 and April 27, 2011, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains/(losses) of $8.8 million, $(16.9) million and $(2.5) million for the years ended April 29, 2012, April 27, 2011 and April 28, 2010, respectively.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the fiscal year ended April 29, 2012, the Company recorded a $0.1 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $0.2 million as of April 29, 2012. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap.
During Fiscal 2010, the Company terminated its $175 million notional total rate of return swap that was being used as an economic hedge to reduce a portion of the interest cost related to the Company’s remarketable securities. The unwinding of the total rate of return swap was completed in conjunction with the exchange of $681 million of dealer remarketable securities discussed in Note 8. Upon termination of the swap, the Company received net cash proceeds of $47.6 million, in addition to the release of the $192.7 million of restricted cash collateral that the Company was required to maintain with the counterparty for the term of the swap. Prior to termination, the swap was being accounted for on a full mark-to-market basis through earnings, as a component of interest income. The Company recorded a benefit in interest income of $28.3 million for the year ended April 28, 2010, representing changes in the fair value of the swap and interest earned on the arrangement, net of transaction fees.
Concentration of Credit Risk:
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2012, one customer represented approximately 10% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

14.	Income Per Common Share
The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic EPS to those shares used to calculate diluted EPS:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)
Income from continuing operations attributable to H.J. Heinz Company	$923,159	$989,510	$914,489
Allocation to participating securities	1,939	1,746	2,153
Preferred dividends	9	12	9
Income from continuing operations applicable to common stock	$921,211	$987,752	$912,327
Average common shares outstanding-basic	320,686	320,118	315,948
Effect of dilutive securities:
Convertible preferred stock	104	105	105
Stock options, restricted stock and the global stock purchase plan	2,531	2,819	2,060
Average common shares outstanding-diluted	323,321	323,042	318,113
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
Diluted EPS is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted common stock units, and the Global Stock Purchase Plan are computed using the treasury stock method.
Options to purchase an aggregate of 0.8 million, 2.4 million and 4.4 million shares of common stock as of April 29, 2012, April 27, 2011 and April 28, 2010 respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.	Other Comprehensive Income
The tax (expense)/benefit associated with each component of other comprehensive income are as follows:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
April 29, 2012
Net pension and post-retirement benefit losses	$112,665	$9	$112,674
Reclassification of net pension and post-retirement benefit losses to net income	$25,070	$—	$25,070
Unrealized translation adjustments	$180	$—	$180
Net change in fair value of cash flow hedges	$(17,770)	$9	$(17,761)
Net hedging gains/losses reclassified into earnings	$(10,756)	$92	$(10,664)
April 27, 2011
Net pension and post-retirement benefit gains/losses	$(25,670)	$14	$(25,656)
Reclassification of net pension and post-retirement benefit losses to net income	$25,276	$—	$25,276
Unrealized translation adjustments	$(1,158)	$—	$(1,158)
Net change in fair value of cash flow hedges	$(10,348)	$132	$(10,216)
Net hedging gains/losses reclassified into earnings	$(15,149)	$191	$(14,958)
April 28, 2010
Net pension and post-retirement benefit gains/losses	$(39,186)	$351	$(38,835)
Reclassification of net pension and post-retirement benefit losses to net income	$18,468	$—	$18,468
Unrealized translation adjustments	$20,491	$—	$20,491
Net change in fair value of cash flow hedges	$13,713	$260	$13,973
Net hedging losses reclassified into earnings	$7,885	$83	$7,968

16.	Segment Information
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

•	Europe—This segment includes the Company’s operations in Europe and products in all of the Company’s categories.

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
The Company’s management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the Fiscals 2012 and 2010 corporation-wide productivity initiatives are not presented by segment,

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)
	Net External Sales			Operating Income (Loss)
North American Consumer Products	$3,241,533	$3,265,857	$3,192,219	$812,056	$832,719	$771,497
Europe	3,441,282	3,236,800	3,332,619	608,829	581,148	554,300
Asia/Pacific	2,568,716	2,320,789	2,007,252	206,306	221,580	195,261
U.S. Foodservice	1,418,970	1,413,456	1,429,511	166,298	175,977	150,628
Rest of World	978,578	469,686	533,382	105,080	53,371	69,219
Non-Operating(a)	—	—	—	(223,084)	(216,605)	(158,989)
Productivity initiatives(d)	—	—	—	(224,317)	—	(37,665)
Gain on property disposal in the Netherlands(e)	—	—	—	—	—	14,977
Consolidated Totals	$11,649,079	$10,706,588	$10,494,983	$1,451,168	$1,648,190	$1,559,228
	Depreciation and Amortization Expenses			Capital Expenditures(b)
Total North America	$133,589	$123,817	$122,774	$103,958	$101,001	$88,841
Europe	98,384	91,222	105,684	113,420	97,964	74,095
Asia/Pacific	63,102	53,326	46,976	99,912	71,419	46,105
Rest of World	19,290	6,324	6,638	38,539	12,829	11,785
Non-Operating(a)	28,428	23,971	16,978	62,905	52,433	56,816
Consolidated Totals	$342,793	$298,660	$299,050	$418,734	$335,646	$277,642
	Identifiable Assets
Total North America	$3,394,387	$3,633,276	$3,532,477
Europe	4,158,349	4,398,944	3,815,179
Asia/Pacific	2,544,332	2,424,739	1,869,591
Rest of World	1,145,696	1,149,802	276,902
Non-Operating(c)	740,529	623,884	581,562
Consolidated Totals	$11,983,293	$12,230,645	$10,075,711

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	Excludes property, plant and equipment obtained through acquisitions.

(c)	Includes identifiable assets not directly attributable to operating segments.

(d)
See Note 3 for further details on Fiscal 2012 productivity initiatives. Fiscal 2010 includes costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K.

(e)	Includes payments received from the government in the Netherlands net of estimated costs to exit the facility. See Note 4 for additional explanation.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)
Ketchup and Sauces	$5,232,607	$4,607,971	$4,446,911
Meals and Snacks	4,479,502	4,282,318	4,289,977
Infant/Nutrition	1,232,248	1,175,438	1,157,982
Other	704,722	640,861	600,113
Total	$11,649,079	$10,706,588	$10,494,983
The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 29, 2012	April 27, 2011	April 28, 2010
	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	April 29, 2012	April 27, 2011	April 28, 2010
	(In thousands)
United States	$3,958,259	$3,991,344	$3,993,692	$2,419,518	$2,425,446	$2,403,078
United Kingdom	1,611,177	1,506,607	1,519,278	1,207,918	1,245,047	1,151,660
Other	6,079,643	5,208,637	4,982,013	3,540,923	3,731,815	2,605,690
Total	$11,649,079	$10,706,588	$10,494,983	$7,168,359	$7,402,308	$6,160,428

17.	Quarterly Results

	2012
	First (13 Weeks)	Second (13 Weeks)	Third (13 Weeks)	Fourth (13 1/2 Weeks)	Total (52 1/2 Weeks)
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,849,581	$2,831,832	$2,918,077	$3,049,589	$11,649,079
Gross profit	985,493	970,038	1,040,722	1,003,277	3,999,530
Net income attributable to H.J. Heinz Company	226,114	237,009	284,694	175,342	923,159
Per Share Amounts:
Net income—diluted	$0.70	$0.73	$0.88	$0.54	$2.85
Net income—basic	0.70	0.74	0.89	0.55	2.87
Cash dividends	0.48	0.48	0.48	0.48	1.92

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2011
	First (13 Weeks)	Second (13 Weeks)	Third (13 Weeks)	Fourth (13 Weeks)	Total (52 Weeks)
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,480,825	$2,614,623	$2,722,350	$2,888,790	$10,706,588
Gross profit	907,977	966,627	1,028,293	1,049,643	3,952,540
Net income attributable to H.J. Heinz Company	240,427	251,435	273,785	223,863	989,510
Per Share Amounts:
Net income—diluted	$0.75	$0.78	$0.84	$0.69	$3.06
Net income—basic	0.76	0.78	0.85	0.70	3.09
Cash dividends	0.45	0.45	0.45	0.45	1.80
During Fiscal 2012 the Company invested in productivity initiatives designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale (see Note 3). The pre-tax and after-tax charges as well as the EPS impact of these productivity initiatives on the Company's Fiscal 2012 quarterly results are as follows:

	2012
	Pre-tax charges	After-tax charges	EPS impact
	(Unaudited) (In millions, except per share amounts)
First Quarter	$40.5	$28.4	$0.09
Second Quarter	37.3	25.5	0.08
Third Quarter	33.8	22.8	0.07
Fourth Quarter	112.7	86.2	0.27
Total	$224.3	$162.9	$0.50
(Totals may not add due to rounding)

18.	Commitments and Contingencies
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
Lease Commitments:
Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $158.4 million in 2012, $115.1 million in 2011 and $119.1 million in 2010. Future lease payments for non-cancellable operating leases as of April 29, 2012 totaled $492.5 million (2013-$96.4 million, 2014-$75.1 million, 2015-$62.2 million, 2016-$44.5 million, 2017-$41.5 million and thereafter-$172.9 million).
As of April 29, 2012, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $134 million at the termination of these leases. The Company believes, based on current facts and circumstances, that any payment pursuant to these guarantees is remote. No significant credit guarantees existed between the Company and third parties as of April 29, 2012.
Redeemable Noncontrolling Interest:
The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase his 20% equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest in the consolidated balance sheet. The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value. Any subsequent change in maximum redemption value would be adjusted through retained earnings. The reduction in carrying value from April 27, 2011 to April 29, 2012 was primarily due to the impact the weakening of the Brazilian Real had on translation into U.S. dollars. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

19.	Advertising Costs
Advertising expenses (including production and communication costs) for fiscal years 2012, 2011 and 2010 were $442.0 million, $369.6 million and $375.8 million, respectively. For fiscal years 2012, 2011 and 2010, $151.5 million, $119.0 million and $108.9 million, respectively, were recorded as a reduction of revenue and $290.5 million, $250.6 million and $266.9 million, respectively, were recorded as a component of SG&A.

20.	Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet, which was $99.8 million at April 29, 2012.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management’s report on Internal Control Over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 29, 2012, as stated in their report as set forth in Item 8.
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
Information relating to the Directors of the Company is set forth under the captions “Election of Directors” and “Additional Information—Section 16 Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held August 28, 2012. Information regarding the Audit Committee members and the audit committee financial expert is set forth under the captions “Report of the Audit Committee” and “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Information relating to the executive officers of the Company is set forth under the caption “Executive Officers of the Registrant” in Part I of this report, and such information is incorporated herein by reference. The Company’s Global Code of Conduct, which is applicable to all employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, as well as the charters for the Company’s Audit, Management Development & Compensation, Corporate Governance, and Corporate Social Responsibility Committees, as well as periodic and current reports filed with the SEC are available on the Company’s website, www.heinz.com, and are available in print to any shareholder upon request. Such specified information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to executive and director compensation is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” and “Compensation Committee Report” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the captions “Security Ownership of Certain Principal Shareholders” and “Security Ownership of Management” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Such information is incorporated herein by reference.
The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at April 29, 2012 were as follows:
Equity Compensation Plan Information

	(a)	(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	10,864,554	$45.47		4,295,249
Equity compensation plans not approved by stockholders(1)	64,413	N/A	(2)	N/A
Total	10,928,967	$45.47		4,295,249

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

(2)
The grants made under the Executive Deferred Compensation Plan and the Deferred Compensation Plan for Non-Employee Directors are restricted or reserved shares of Common Stock, and therefore there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to the Company’s policy on related person transactions and certain relationships with a beneficial shareholder is set forth under the caption “Related Person Transactions” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Such information is incorporated herein by reference.
Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information relating to the principal auditor’s fees and services is set forth under the caption “Relationship With Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement in connection with its Annual Meeting of Shareholders to be held on August 28, 2012. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 29, 2012 and April 27, 2011
Consolidated Statements of Income for the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010
Consolidated Statements of Equity for the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010
Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 15, 2012, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010

(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 29, 2012, April 27, 2011 and April 28, 2010

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

	3(ii)	The Company’s By-Laws, as amended effective April 29, 2012, are incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated March 16, 2012.
4
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

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company’s $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013, $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

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

(iii)
H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(iv)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(v)
H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(vi)
H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

(vii)
H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(viii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(ix)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

(x)
Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xi)
Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

(xii)	Named Executive Officer and Director Compensation
(xiii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(xiv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xv)
Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xvi)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xvii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
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

(xxi)
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

(xxiii)	H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012).
(xxiv)
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

(xxvi)
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

(xxviii)
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

(xxxi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxxii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiii)
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

(xxxvi)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxvii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxviii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxix)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xl)
Form of Fiscal Year 2012 Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a)(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xli)
Form of Fiscal Year 2012 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to Exhibit 10(a)(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xlii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xliii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xliv)
First Amendment to Third Amended and Restated Global Stock Purchase Plan—H.J. Heinz Company U.K. Sub-Plan is incorporated herein by reference to Exhibit 10(a)(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

	(xlv)	Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees).
	(xlvi)	Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers-of-attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Copies of the exhibits listed above will be furnished upon request to holders or beneficial holders of any class of the Company’s stock, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2012.

H. J. HEINZ COMPANY
(Registrant)
By:	/s/ Arthur B. Winkleblack
Arthur B. Winkleblack
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 15, 2012.

Signature	Capacity

/s/ William R. Johnson	Chairman, President and
William R. Johnson	Chief Executive Officer (Principal Executive Officer)
/s/ Arthur B. Winkleblack	Executive Vice President and
Arthur B. Winkleblack	Chief Financial Officer (Principal Financial Officer)
/s/ Edward J. McMenamin	Senior Vice President-Finance
Edward J. McMenamin	(Principal Accounting Officer)

William R. Johnson	Director }
Charles E. Bunch	Director }
Leonard S. Coleman, Jr.	Director }
John G. Drosdick	Director }
Edith E. Holiday	Director }	By: /s/ Arthur B. Winkleblack
Candace Kendle	Director }	Arthur B. Winkleblack
Dean R. O’Hare	Director }	Attorney-in-Fact
Nelson Peltz	Director }
Dennis H. Reilley	Director }
Lynn C. Swann	Director }
Thomas J. Usher	Director }
Michael F. Weinstein	Director }

Schedule II
H. J. Heinz Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 29, 2012, April 27, 2011 and April 28, 2010
(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Exchange	Balance at end of period
Fiscal year ended April 29, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,909	$4,220	$3,807	$(642)	$10,680
Other receivables	$503	$108	$8	$4	$607
Fiscal year ended April 27, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,196	$1,997	$2,053	$769	$10,909
Other receivables	$268	$203	$—	$32	$503
Fiscal year ended April 28, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,233	$2,158	$2,575	$380	$10,196
Other receivables	$1,162	$(367)	$602	$75	$268

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

3(ii)	The Company’s By-Laws, as amended effective April 29, 2012, are incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated March 16, 2012.
4
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

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company’s $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company’s $500,000,000 5.35% Notes due 2013, $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

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

(iii)
H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(iv)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated August 3, 1995.
(v)
H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(vi)
H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

(vii)
H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(viii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(ix)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

(x)
Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xi)
Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

(xii)	Named Executive Officer and Director Compensation.
(xiii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(xiv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xv)
Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xvi)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xvii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
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

(xxi)
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

(xxiii)	H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012).
(xxiv)
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

(xxvi)
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

(xxviii)
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

(xxxi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxxii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiii)
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

(xxxvi)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxvii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxvii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxviii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxviii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxix)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees — Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xl)
Form of Fiscal Year 2012 Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a)(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xli)
Form of Fiscal Year 2012 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to Exhibit 10(a)(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xlii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xliii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xliv)
First Amendment to Third Amended and Restated Global Stock Purchase Plan—H.J. Heinz Company U.K. Sub-Plan is incorporated herein by reference to Exhibit 10(a)(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

	(xlv)	Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees).
	(xlvi)	Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney of the Company’s directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by William R. Johnson.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Arthur B. Winkleblack.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document