Form 10-Q
period 2012-07-29
HEINZ H J CO
filed 2012-08-29
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of July 29, 2012 was 320,233,322 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$2,791,224	$2,832,598
Cost of products sold	1,789,236	1,848,966
Gross profit	1,001,988	983,632
Selling, general and administrative expenses	591,650	613,094
Operating income	410,338	370,538
Interest income	8,358	9,777
Interest expense	73,371	70,955
Other income/(expense), net	2,266	(2,280)
Income from continuing operations before income taxes	347,591	307,080
Provision for income taxes	61,587	71,506
Income from continuing operations	286,004	235,574
Loss from discontinued operations, net of tax	(21,326)	(615)
Net income	264,678	234,959
Less: Net income attributable to the noncontrolling interest	6,651	8,845
Net income attributable to H. J. Heinz Company	$258,027	$226,114
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.87	$0.70
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.07)	—
Net income attributable to H. J. Heinz Company common shareholders	$0.80	$0.70
Average common shares outstanding—diluted	322,843	324,246
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.87	$0.70
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.07)	—
Net income attributable to H. J. Heinz Company common shareholders	$0.81	$0.70
Average common shares outstanding—basic	320,293	321,411
Cash dividends per share	$0.515	$0.48
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$279,353	$226,729
Loss from discontinued operations, net of tax	(21,326)	(615)
Net income	$258,027	$226,114
(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(Unaudited) (In thousands)
Net income	$264,678	$234,959
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(308,406)	(25,745)
Reclassification of net pension and post-retirement benefit losses to net income	13,701	13,920
Net deferred gains on derivatives from periodic revaluations	6,212	15,737
Net deferred gains on derivatives reclassified to earnings	(9,105)	(11,742)
Total comprehensive (loss)/income	(32,920)	227,129
Comprehensive loss/(income) attributable to the noncontrolling interest	6,304	(10,853)
Comprehensive (loss)/income attributable to H. J. Heinz Company	$(26,616)	$216,276

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2012 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$978,536	$1,330,441
Trade receivables, net	848,690	815,600
Other receivables, net	187,288	177,910
Inventories:
Finished goods and work-in-process	1,093,437	1,082,317
Packaging material and ingredients	268,613	247,034
Total inventories	1,362,050	1,329,351
Prepaid expenses	205,485	174,795
Other current assets	76,551	54,139
Total current assets	3,658,600	3,882,236
Property, plant and equipment	5,144,432	5,266,561
Less accumulated depreciation	2,738,905	2,782,423
Total property, plant and equipment, net	2,405,527	2,484,138
Goodwill	3,092,420	3,185,527
Trademarks, net	1,047,013	1,090,892
Other intangibles, net	392,511	407,802
Other non-current assets	923,803	932,698
Total other non-current assets	5,455,747	5,616,919
Total assets	$11,519,874	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2012 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$51,600	$46,460
Portion of long-term debt due within one year	869,020	200,248
Trade payables	1,145,273	1,202,398
Other payables	138,889	146,414
Accrued marketing	294,247	303,132
Other accrued liabilities	548,078	647,769
Income taxes	96,698	101,540
Total current liabilities	3,143,805	2,647,961
Long-term debt	4,111,048	4,779,981
Deferred income taxes	803,944	817,928
Non-pension postretirement benefits	229,931	231,452
Other non-current liabilities	567,841	581,390
Total long-term liabilities	5,712,764	6,410,751
Redeemable noncontrolling interest	28,034	113,759
Equity:
Capital stock	107,835	107,835
Additional capital	619,006	594,608
Retained earnings	7,651,523	7,567,278
	8,378,364	8,269,721
Less:
Treasury stock at cost (110,863 shares at July 29, 2012 and 110,870 shares at April 29, 2012)	4,668,605	4,666,404
Accumulated other comprehensive loss	1,129,371	844,728
Total H. J. Heinz Company shareholders’ equity	2,580,388	2,758,589
Noncontrolling interest	54,883	52,233
Total equity	2,635,271	2,810,822
Total liabilities and equity	$11,519,874	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income	$264,678	$234,959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72,638	72,900
Amortization	11,892	11,104
Deferred tax (benefit)/provision	(26,609)	3,483
Net loss on divestiture	20,386	—
Pension contributions	(14,837)	(3,351)
Other items, net	628	43,086
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(87,419)	108,771
Inventories	(71,670)	(39,593)
Prepaid expenses and other current assets	(28,954)	(37,365)
Accounts payable	(29,052)	(147,755)
Accrued liabilities	(78,002)	(101,238)
Income taxes	15,356	19,789
Cash provided by operating activities	49,035	164,790
Cash Flows from Investing Activities:
Capital expenditures	(84,211)	(74,270)
Proceeds from disposals of property, plant and equipment	10,530	6,592
Proceeds from divestitures	5,670	708
Other items, net	(5,397)	(5,169)
Cash used for investing activities	(73,408)	(72,139)
Cash Flows from Financing Activities:
Payments on long-term debt	(200,210)	(806,282)
Proceeds from long-term debt	192,302	610,349
Net proceeds on commercial paper and short-term debt	6,164	259,904
Dividends	(165,569)	(155,081)
Exercise of stock options	12,537	43,913
Purchase of treasury stock	(18,045)	(86,740)
Acquisition of subsidiary shares from noncontrolling interest	(80,132)	—
Other items, net	10,432	13,248
Cash used for financing activities	(242,521)	(120,689)
Effect of exchange rate changes on cash and cash equivalents	(85,011)	(18,545)
Net decrease in cash and cash equivalents	(351,905)	(46,583)
Cash and cash equivalents at beginning of year	1,330,441	724,311
Cash and cash equivalents at end of period	$978,536	$677,728

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation
The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 29, 2012.

(2)    Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to the indefinite-lived intangibles impairment standard. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible asset in any period. The Company is required to adopt this revised standard in Fiscal 2014, however, the Company can and is considering early adoption of this revised standard for the Fiscal 2013 annual impairment tests. This revised standard will not impact our results of operations or financial position.

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

In June 2011, the FASB issued an amendment on the presentation of comprehensive income. This amendment is intended to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this amendment, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The statement(s) need to be presented with equal prominence as the other primary financial statements. While the options for presenting other comprehensive income change under this amendment, many items do not change. Those items remaining the same include the items that constitute net income and other comprehensive income; when an item of other comprehensive income must be reclassified to net income; and the earnings-per-share computation. The Company adopted this amendment retrospectively on the first day of Fiscal 2013 by presenting other comprehensive income and its components as a separate financial statement. This adoption only impacted the presentation of the Company's financial statements, not the financial results.

(3)    Discontinued Operations

During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $31.5 million pre-tax ($20.4 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to this business have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for this discontinued operation:

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(In millions)
Sales	$2.5	$17.0
Net after-tax losses	$(0.9)	$(0.6)
Tax benefit on losses	$0.6	$0.4

(4)    Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. During the first quarter of Fiscal 2012, the Company recorded costs of $40.5 million pre-tax ($28.4 million after-tax or $0.09 per share) related to these productivity initiatives, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•$16.8 million relating to asset write-offs and accelerated depreciation for the closure of four factories, including two in Europe, one in the U.S. and one in Asia/Pacific,

•$14.9 million for severance and employee benefit costs relating to the reduction of the global workforce by approximately 160 positions, and

•$8.8 million associated with other implementation costs, primarily for professional fees and relocation costs for the establishment of the European supply chain hub.

Of the $40.5 million total pre-tax charges, $31.4 million was recorded in cost of products sold and $9.1 million in selling, general and administrative expenses (“SG&A”). Cash paid for productivity initiatives in the first quarter of Fiscal 2012 was $10.9 million.

The Company did not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

First Quarter Ended
July 27, 2011
(In millions)
North American Consumer Products	$0.8
Europe	7.3
Asia/Pacific	18.2
U.S. Foodservice	14.1
Rest of World	0.2
Total productivity charges	$40.5
(Totals may not add due to rounding)
The amount included in other accrued liabilities related to productivity initiatives totaled $54.6 million at April 29, 2012, of which $35 million has been paid during the first quarter of Fiscal 2013 and the remainder is expected to be paid during this fiscal year.

(5)    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the first quarter ended July 29, 2012, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(In thousands)
Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	1,107,075	1,145,288	395,199	257,674	280,291	3,185,527
Disposals	—	—	—	(899)	—	(899)
Translation adjustments	(3,291)	(56,749)	(4,797)	—	(27,371)	(92,208)
Balance at July 29, 2012	$1,103,784	$1,088,539	$390,402	$256,775	$252,920	$3,092,420

Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.6 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 27, 2011, April 29, 2012 and July 29, 2012.
Trademarks and other intangible assets at July 29, 2012 and April 29, 2012, subject to amortization expense, are as follows:

	July 29, 2012			April 29, 2012
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Trademarks	$272,493	$(87,908)	$184,585	$282,937	$(87,925)	$195,012
Licenses	208,186	(165,374)	42,812	208,186	(163,945)	44,241
Recipes/processes	88,016	(36,378)	51,638	89,207	(35,811)	53,396
Customer-related assets	210,187	(70,063)	140,124	216,755	(69,244)	147,511
Other	47,174	(24,769)	22,405	48,643	(25,442)	23,201
	$826,056	$(384,492)	$441,564	$845,728	$(382,367)	$463,361

Amortization expense for trademarks and other intangible assets was $7.7 million and $8.0 million for the first quarters ended July 29, 2012 and July 27, 2011, respectively. The remaining reduction in net trademarks and other intangible assets, subject to amortization expense, since April 29, 2012 is primarily due to translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of July 29, 2012, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.
Intangible assets not subject to amortization at July 29, 2012 totaled $997.9 million and consisted of $862.4 million of trademarks, $115.8 million of recipes/processes, and $19.7 million of licenses. Intangible assets not subject to amortization at April 29, 2012 totaled $1,035.3 million and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 29, 2012 is primarily due to translation adjustments.

(6)    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2010 for the United Kingdom, through Fiscal 2009 for the U.S., and through Fiscal 2007 for Australia, Canada, and Italy.
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in the first quarter of Fiscal 2013 of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million. As a result of this revaluation and a similar revaluation that occurred during the second quarter of Fiscal 2012, the subsidiary will make tax payments of approximately $18 million during the second quarter of Fiscal 2013, and approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively. The tax benefit from the higher basis amortization of the current period revaluation will result in a reduction in cash taxes over the 20 year tax amortization period totaling $25.8 million partially offset by the $13.1 million tax liability.
The effective tax rate for the three months ended July 29, 2012 was 17.7% compared to 23.3% last year. The decrease in the effective tax rate is primarily the result of the revaluation noted above. Both periods included a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $47.9 million and $52.7 million, on July 29, 2012 and April 29, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $34.4 million and $38.9 million, on July 29, 2012 and April 29, 2012, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $22.3 million in the next 12 months primarily due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of federal, state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at July 29, 2012 were $15.9 million and $12.5 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2012 were $16.0 million and $13.8 million, respectively.
During August 2012, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis is expected to result in a substantial discrete tax benefit for the second quarter and cash flow benefits in future years as a result of the tax deductions of the assets over their amortization periods.

(7)    Employees’ Stock Incentive Plans and Management Incentive Plans
At July 29, 2012, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 52 to 56 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The compensation cost related to these plans primarily recognized in SG&A and the related tax benefit are as follows:

	First Quarter Ended
	July 29, 2012	July 27, 2011
	(In millions)
Pre-tax compensation cost	$6.9	$6.0
Tax benefit	2.1	1.7
After-tax compensation cost	$4.8	$4.3
In the first quarter of Fiscal 2013, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance

Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 29, 2012. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2014 year end, plus dividends paid over the two year performance period. The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit are as follows:

	First Quarter Ended
	July 29, 2012	July 27, 2011
	(In millions)
Pre-tax compensation cost	$8.7	$5.6
Tax benefit	3.0	1.9
After-tax compensation cost	$5.7	$3.7

(8)    Pensions and Other Post-Retirement Benefits
The components of net periodic benefit cost are as follows:

	First Quarter Ended
	July 29, 2012	July 27, 2011	July 29, 2012	July 27, 2011
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$7,835	$8,611	$1,614	$1,508
Interest cost	32,882	35,547	2,473	2,887
Expected return on plan assets	(62,340)	(59,781)	—	—
Amortization of prior service cost/(credit)	632	498	(1,545)	(1,530)
Amortization of unrecognized loss	18,904	21,229	451	273
Settlements	1,014	—	—	—
Net periodic benefit (credit)/cost	$(1,073)	$6,104	$2,993	$3,138

The amounts recognized for pension benefits as other non-current assets on the Company's condensed consolidated balance sheets were $419.5 million as of July 29, 2012 and $399.9 million as of April 29, 2012.

During the first quarter of Fiscal 2013, the Company contributed $15 million to these defined benefit plans. On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions.  The measure, which is designed to stabilize the discount rate used to determine the funding requirements from the effects of interest rate volatility, will serve to preserve existing credit balances in the Heinz U.S. funded defined benefit pension plans.  The Company expects to make combined cash contributions of approximately $80 million in Fiscal 2013, none of which relate to these U.S. funded defined benefit pension plans.  However, actual contributions may be affected by pension asset and liability valuations during the year.

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
U.S. Foodservice—This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups.
Rest of World—This segment includes the Company’s operations in Africa, Latin America, and the Middle East that sell products in all of the Company’s categories.
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, and certain costs associated with the Fiscal 2012 corporation-wide productivity initiatives (see Note 4) are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(In thousands)
Net external sales:
North American Consumer Products	$758,852	$774,621
Europe	777,916	837,832
Asia/Pacific	657,933	670,766
U.S. Foodservice	315,346	307,967
Rest of World	281,177	241,412
Consolidated Totals	$2,791,224	$2,832,598
Operating income/(loss):
North American Consumer Products	$183,431	$190,778
Europe	137,194	137,439
Asia/Pacific	72,829	61,245
U.S. Foodservice	36,650	32,531
Rest of World	31,013	32,296
Other:
Non-Operating(a)	(50,779)	(43,240)
Productivity initiatives(b)	—	(40,511)
Consolidated Totals	$410,338	$370,538
_______________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 4 for further details on Fiscal 2012 productivity initiatives.

The Company’s revenues are generated via the sale of products in the following categories:

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(In thousands)
Ketchup and Sauces	$1,319,300	$1,310,480
Meals and Snacks	970,652	991,450
Infant/Nutrition	296,718	322,114
Other	204,554	208,554
Total	$2,791,224	$2,832,598

(10)    Income Per Common Share
The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic earnings per share to those shares used to calculate diluted earnings per share:

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(In thousands)
Income from continuing operations attributable to H. J. Heinz Company	$279,353	$226,729
Allocation to participating securities(a)	—	360
Preferred dividends	3	3
Income from continuing operations applicable to common stock	$279,350	$226,366

Average common shares outstanding—basic	320,293	321,411
Effect of dilutive securities:
Convertible preferred stock	92	101
Stock options, restricted stock and the global stock purchase plan	2,458	2,734
Average common shares outstanding—diluted	322,843	324,246
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
Options to purchase an aggregate of 0.5 million and 0.2 million shares of common stock for the first quarters ended July 29, 2012 and July 27, 2011 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

(11)    Comprehensive Income/(Loss)
The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the first quarter ended July 29, 2012:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net income	$258,027	$6,651	$264,678
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(295,375)	(13,031)	(308,406)
Reclassification of net pension and postretirement benefit losses to net income	13,654	47	13,701
Net deferred gains on derivatives from periodic revaluations	6,180	32	6,212
Net deferred (gains) on derivatives reclassified to earnings	(9,102)	(3)	(9,105)
Total comprehensive (loss)	$(26,616)	$(6,304)	$(32,920)
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
July 29, 2012
Foreign currency translation adjustments	$161	$—	$161
Reclassification of net pension and post-retirement benefit losses to net income	$5,806	$—	$5,806
Net change in fair value of cash flow hedges	$(4,076)	$(11)	$(4,087)
Net hedging gains/losses reclassified into earnings	$(5,776)	$(1)	$(5,777)
July 27, 2011
Foreign currency translation adjustments	$(216)	$—	$(216)
Reclassification of net pension and post-retirement benefit losses to net income	$6,427	$—	$6,427
Net change in fair value of cash flow hedges	$(9,711)	$13	$(9,698)
Net hedging gains/losses reclassified into earnings	$(8,683)	$32	$(8,651)

(12)    Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
	Total	Capital Stock	Additional Capital	Retained Earnings	Treasury Stock	Accum OCI	Noncontrolling Interest
	(In thousands)
Balance as of April 29, 2012	$2,810,822	$107,835	$594,608	$7,567,278	$(4,666,404)	$(844,728)	$52,233
Comprehensive (loss)/ income(a)	(6,312)	—	—	258,027	—	(268,509)	4,170
Dividends paid to shareholders of H. J. Heinz Company	(165,569)	—	—	(165,569)	—	—	—
Dividends paid to noncontrolling interest	(1,520)	—	—	—	—	—	(1,520)
Stock options exercised, net of shares tendered for payment	13,713	—	(1,452)	—	15,165	—	—
Stock option expense	1,934	—	1,934	—	—	—	—
Restricted stock unit activity	5,235	—	4,984	—	251	—	—
Shares reacquired	(18,045)	—	—	—	(18,045)	—	—
Acquisition of subsidiary shares from noncontrolling interests(b)	(4,881)	—	18,956	(7,703)	—	(16,134)	—
Other	(106)	—	(24)	(510)	428	—	—
Balance as of July 29, 2012	$2,635,271	$107,835	$619,006	$7,651,523	$(4,668,605)	$(1,129,371)	$54,883
______________________________________
(a) The allocation of the individual components of comprehensive income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 11.
(b) During the first quarter of Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80.1 million. Coniexpress is a Brazilian subsidiary of the Company that manufacturers tomato-based sauces, tomato paste, ketchup, condiments and vegetables. Prior to the transaction, the Company owned 80% of this business. See Note 18 for further details regarding this redeemable noncontrolling interest.

(13)    Debt
During the first quarter of Fiscal 2013, the Company terminated its variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settled the associated swap, which had an immaterial impact to the Company's consolidated statement of income. In addition, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%.
At July 29, 2012, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. There is no commercial paper borrowings outstanding at July 29, 2012.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of July 29, 2012.

(14)    Financing Arrangements
During the first quarter of Fiscal 2013, the Company entered into an amendment for its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $123.4 million and $118.7 million during the first quarters ended July 29, 2012 and July 27, 2011, respectively, resulting in a decrease of $38.4 million in cash for sales under this program for the first quarter ended July 29, 2012 and an increase in cash of $89.7 million for the first quarter ended July 27, 2011. The fair value of the Deferred Purchase Price was $62.7 million and $56.8 million as of July 29, 2012 and April 29, 2012, respectively. The decrease in cash proceeds related to the Deferred Purchase Price was $6.0 million for the first quarter ended July 29, 2012 and was an increase in cash of $117.7 million for the first quarter ended July 27, 2011. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of July 29, 2012 and April 29, 2012, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $202.3 million and $205.6 million of trade receivables which were sold to unrelated third parties without recourse as of July 29, 2012 and April 29, 2012, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of July 29, 2012 or April 29, 2012 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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

As of July 29, 2012 and April 29, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	July 29, 2012				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$81,165	$—	$81,165	$—	$90,221	$—	$90,221
Total assets at fair value	$—	$81,165	$—	$81,165	$—	$90,221	$—	$90,221
Liabilities:
Derivatives(a)	$—	$17,804	$—	$17,804	$—	$15,379	$—	$15,379
Earn-out(b)	$—	$—	$47,270	$47,270	$—	$—	$46,881	$46,881
Total liabilities at fair value	$—	$17,804	$47,270	$65,074	$—	$15,379	$46,881	$62,260
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

(b)
The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of July 29, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2013 and 2012.
The aggregate fair value of the Company's long-term debt, including the current portion, was $5.85 billion as compared with the $4.98 billion carrying value at July 29, 2012, and $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

(16)    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At July 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.95 billion, $160 million and $395 million, respectively. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of July 29, 2012 and April 29, 2012:

	July 29, 2012			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$23,382	$6,856	$—	$17,318	$6,851	$18,222
Other non-current assets	5,512	34,022	10,760	8,188	29,393	4,974
	28,894	40,878	10,760	25,506	36,244	23,196
Derivatives not designated as hedging instruments:
Other receivables, net	206	—	—	5,041	—	—
Other non-current assets	—	427	—	—	234	—
	206	427	—	5,041	234	—
Total assets	$29,100	$41,305	$10,760	$30,547	$36,478	$23,196
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$5,166	$—	$4,852	$10,653	$—	$2,760
Other non-current liabilities	—	—	—	14	—	—
	5,166	—	4,852	10,667	—	2,760
Derivatives not designated as hedging instruments:
Other payables	7,786	—	—	1,952	—	—
Total liabilities	$12,952	$—	$4,852	$12,619	$—	$2,760

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the first quarter ended July 29, 2012:

	First Quarter Ended
	July 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains recognized in other comprehensive loss (effective portion)	$4,889	$—	$5,123
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$1,746	$—	$—
Cost of products sold	(1,368)	—	—
Selling, general and administrative expenses	(148)	—	—
Other income, net	7,300	—	8,917
Interest expense	(50)	(59)	(1,452)
	7,480	(59)	7,465
Fair value hedges:
Net gains recognized in other expense, net	—	4,634	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(1,675)	—	—
Net gains recognized in interest income	—	193	—
	(1,675)	193	—
Total amount recognized in statement of income	$5,805	$4,768	$7,465

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the first quarter ended July 27, 2011:

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
The Company also enters into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscal 2014 and 2016.
Deferred Hedging Gains and Losses:
As of July 29, 2012, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $1.2 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters ended July 29, 2012 and July 27, 2011. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the first quarters ended July 29, 2012 and July 27, 2011.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $455.8 million and $445.5 million that did not meet the criteria for hedge accounting as of July 29, 2012 and April 29, 2012, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized (losses)/gains related to outstanding contracts totaled $(7.6) million and $3.1 million as of July 29, 2012 and April 29, 2012, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put into place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains/(losses) of $6.2 million and $(2.1) million for the first quarters ended July 29, 2012 and July 27, 2011, respectively.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the first quarter ended July 29, 2012, the Company recorded an immaterial amount of interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $0.4 million as of July 29, 2012. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap.

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

(17)    Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $106.2 million at July 29, 2012.

(18)    Redeemable Noncontrolling Interest
The minority partner in Coniexpress, our subsidiary in Brazil, has the right, at any time, to exercise a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner's interest as a redeemable noncontrolling interest in the condensed consolidated balance sheet. In the first quarter of Fiscal 2013, the minority partner exercised their put option for 15% of their initial 20% equity interest, retaining 5%. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. In addition, the amount of cumulative translation adjustment previously allocated to the redeemable noncontrolling interest was adjusted to reflect the change in ownership. The carrying amount of the redeemable noncontrolling interest approximates the maximum redemption value of the remaining 5% equity interest. Any subsequent change in maximum redemption value would be adjusted through retained earnings. We do not currently believe the exercise of the remaining put option would materially impact our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the first quarter of Fiscal 2013, the Company generated strong organic sales growth(1) of 4.8% comprised of a 2.5% volume improvement and a 2.3% increase in net pricing; however, overall sales declined 1.5% as a result of a 5.6% unfavorable impact from foreign exchange rates. Organic growth was led by a trio of growth engines- emerging markets, our top 15 brands and global ketchup. The emerging markets posted organic sales growth of 19.3% for the quarter (11.2% reported) and represented 26% of total Company sales. The Company's top 15 brands generated organic sales growth of 5.9% (0.1% reported) driven by the Heinz®, Master®, Quero®, Smart Ones® and ABC® brands. Global ketchup grew organically 3.7% (1.2% decline reported). Divestitures consisting mainly of the Company's strategic decision to exit the Boston Market® license in the U.S. reduced sales by 0.6%. This quarter marks the 29th consecutive quarter of organic sales growth for the Company.

Organic sales growth in the quarter modestly benefited (0.6%) from the net impact of non-recurring decisions. The Company's total volume growth for the quarter includes one extra month of sales reported in Brazil as the business no longer requires an earlier closing date to facilitate timely reporting. The majority of this volume increase was offset by the planned exit of TGI Friday's® frozen meals in the U.S. and the restructuring/streamlining of the Long Fong® frozen business in China which closed two factories and eliminated numerous low-margin products.
On a reported basis, gross margin for the first quarter improved 120 basis points, to 35.9%, compared to prior year. Excluding charges for productivity initiatives in Fiscal 2012(2), gross margin improved 10 basis points despite higher commodity costs, driven by higher pricing and productivity improvements. Operating income increased 10.7% to $410 million on a reported basis. Excluding charges for productivity initiatives in the prior year, operating income was down slightly due to unfavorable foreign exchange translation rates. During the quarter, the Company continued to ramp up investment in the business, including higher marketing, Project Keystone systems, and selling capabilities in emerging markets.
Diluted earnings per share from continuing operations were $0.87 for the first quarter, despite a $0.04 per share unfavorable impact from currency translation and translation hedges. This compares to $0.70 in the prior year on a reported basis and to $0.79 in the prior year excluding charges for productivity initiatives. Earnings per share from continuing operations benefited from the increase in organic sales and operating income, and a lower effective tax rate. In line with management expectations, operating free cash flow(3) was negative $25 million, reflecting unfavorable movements in accounts receivable and cash paid in the current quarter for Fiscal 2012 productivity initiatives. The Company plans to continue to execute its core strategies intended to optimize its business fundamentals:

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

(2)
All results excluding charges for productivity initiatives in Fiscal 2012 are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below for the reconciliation of all Fiscal 2012 non-GAAP measures to the reported GAAP measures.

(3)
Operating Free Cash flow is defined as cash from operations less capital expenditures net of proceeds from disposals of Property, Plant and Equipment. See “Non-GAAP Measures” section below for the reconciliation of this measure to the reported GAAP measure.

Discontinued Operations

During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $31.5 million pre-tax ($20.4 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to this business have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for this discontinued operation:

	First Quarter Ended
	July 29, 2012 FY 2013	July 27, 2011 FY 2012
	(In millions)
Sales	$2.5	$17.0
Net after-tax losses	$(0.9)	$(0.6)
Tax benefit on losses	$0.6	$0.4

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. During the first quarter of Fiscal 2012, the Company recorded costs of $40.5 million pre-tax ($28.4 million after-tax or $0.09 per share), all of which were reported in the Non-Operating segment. See Note 4, "Fiscal 2012 Productivity Initiatives" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.

THREE MONTHS ENDED JULY 29, 2012 AND JULY 27, 2011

Results of Continuing Operations

Sales for the three months ended July 29, 2012 decreased $41 million, or 1.5%, to $2.79 billion, due to unfavorable foreign exchange rates. Volume increased 2.5%, as favorable volume gains in the U.S., U.K. and emerging markets, were partially offset by declines in Continental Europe, Australia, Italy and Canada. Emerging markets volume included an extra month of results for Brazil, which was partially offset by the reorganization of the Long Fong® frozen business in China and the Company's decision to exit the TGI Friday's® frozen meals business. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 19.3%, 5.9% and 3.7%, respectively (11.2% growth, 0.1% growth, and 1.2% decline, respectively, on a reported basis). Net pricing increased sales by 2.3%, driven by price increases in most of the emerging markets, particularly Latin America and China, as well as in the U.S. and U.K. Divestitures decreased sales by 0.6% and unfavorable foreign exchange translation rates decreased sales by 5.6%.

Gross profit increased $18 million, or 1.9%, to $1.0 billion, and gross profit margin increased 120 basis points to 35.9%. Excluding charges for productivity initiatives in Fiscal 2012, gross profit decreased $13 million, or 1.3%, largely due to a $55 million unfavorable impact from foreign exchange and higher commodity costs, partially offset by higher pricing, volume and productivity initiatives. Gross profit margin excluding charges for productivity initiatives in Fiscal 2012 increased 10 basis points.

Selling, general and administrative expenses ("SG&A") decreased $21 million, or 3.5% to $592 million, and decreased as a percentage of sales to 21.2% from 21.6%. Excluding charges for productivity initiatives in Fiscal 2012, SG&A decreased $12 million, or 2.0%, and decreased as a percentage of sales to 21.2% from 21.3%. The decrease in aggregate spending reflects a $34 million impact from foreign exchange translation rates and effective cost management in developed markets, partially offset by higher marketing spending, incremental investments in Project Keystone and strategic investments to drive growth in emerging markets.

Operating income increased $40 million, or 10.7%, to $410 million, and excluding charges for productivity initiatives in Fiscal 2012, operating income decreased $1 million, or 0.2%, due to the impact of foreign exchange.

Net interest expense increased $4 million, to $65 million, reflecting higher average debt balances. Other income/expense, net, improved $5 million, to $2 million of income, primarily due to increased currency translation hedge gains this year.

The effective tax rate for the current quarter was 17.7% compared to 23.3% in the prior year on a reported basis, and 24.0% last year excluding charges for productivity initiatives. The decrease in the current year effective tax rate is primarily the result of the revaluation of the tax basis of foreign intangible assets that occurred during the current period (see below in "Liquidity and Financial Position" for further explanation). Both periods included a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom.

During August 2012, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis is expected to result in a substantial discrete tax benefit for the second quarter. The Company is expecting a full year tax rate in the low twenties.

Income from continuing operations attributable to H. J. Heinz Company was $279 million, an increase of 23.2% compared to $227 million in the prior year on a reported basis and an increase of 9.5% compared to $255 million in the prior year excluding charges for productivity initiatives. This increase was due to higher volume and pricing, a slightly higher gross margin and a lower effective tax rate in the current quarter, partially offset by unfavorable foreign exchange translation rates. Diluted earnings per share from continuing operations of $0.87 were up 24.3% compared to $0.70 in the prior year on a reported basis and increased 10.1% compared to $0.79 in the prior year excluding charges for productivity initiatives. EPS movements were unfavorably impacted by $0.04 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent unfavorable impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $16 million, or 2.0%, to $759 million, as the U.S. retail business delivered 1.2% organic growth, which was offset by a decline in Canada. Higher net price of 1.0% reflects price increases and reduced promotions across products in the Canadian business. Volume was virtually flat for the quarter as new products, such as Ore-Ida® Grillers, as well as volume improvements in Smart Ones® frozen entrees and increased sales in frozen potatoes and Delimex® frozen snacks were offset by declines in Classico® pasta sauces reflecting the impact of higher prices and promotional timing, the planned exit of TGI Friday's® frozen meals, and volume declines in beans and pasta meals in Canada. Sales were also unfavorably impacted by 1.8% from the Company's strategic decision to exit the Boston Market® license. Unfavorable Canadian exchange translation rates decreased sales 1.1%.

Gross profit decreased $9 million, or 2.8%, to $313 million, and the gross profit margin decreased to 41.3% from 41.6%. Gross margin declined as higher pricing and productivity improvements were more than offset by increased commodity costs and unfavorable sales mix. Operating income decreased $7 million, or 3.9%, to $183 million, as the decline in gross profit and higher marketing were partially offset by a savings in general and administrative expenses ("G&A"), reflecting effective cost management and reduced pension expense.

Europe

Heinz Europe sales decreased $60 million, or 7.2%, to $778 million, reflecting an 8.8% decline from unfavorable foreign exchange translation rates. Net pricing increased 2.9%, driven by price increases across products in the U.K., Continental Europe and Russia. Volume decreased 0.9%, as strong performance in Russia as well as increases in Heinz® ketchup and soup, particularly in the U.K., were more than offset by volume declines related to weak economies and soft category sales in Italy and Continental Europe. The divestiture of a small soup business in Germany decreased sales 0.4%.

Gross profit decreased $19 million, or 6.1%, to $297 million, while the gross profit margin increased to 38.2% from 37.7%. The $19 million decrease in gross profit was due to the impact of unfavorable foreign exchange translation rates while the gross margin improvement reflects higher pricing and favorable sales mix, partially offset by higher commodity costs. Operating income was consistent with prior year at $137 million, as higher pricing and lower G&A costs were offset by unfavorable foreign exchange translation rates and increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales decreased $13 million, or 1.9%, to $658 million, as unfavorable exchange translation rates decreased sales by 6.1%. Volume increased 2.7% largely a result of growth in ABC® products in Indonesia in part due to holiday timing, Glucon D® and Nycil® branded products in India resulting from an excellent summer season, and continued strong performance of Master® branded sauces in China and frozen branded products in the Japanese business. These increases were partially offset by planned declines in Long Fong® frozen products in China as a result of last year's closure of two factories, several sales offices and the elimination of a significant number of stock-keeping units in the Meals & Snacks category, as well as declines in soup and infant feeding in Australia. Pricing increased 1.4%, due to Complan® nutritional beverages in India, ABC® sauces in Indonesia, and Master® branded sauces and Long Fong® frozen products in China, partially offset by higher promotion spending in Australia.

Despite unfavorable foreign exchange translation rates, gross profit increased $8 million, or 4.2%, to $209 million, and the gross profit margin increased to 31.8% from 29.9%. The higher gross margin reflects productivity improvements, higher pricing and favorable sales mix, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A decreased as a result of foreign exchange translation rates and a gain in the current quarter on the sale of excess land in Indonesia, partially offset by investments in marketing and higher SG&A investments to improve capabilities in our emerging markets businesses. Operating income increased by $12 million, or 18.9%, to $73 million. Australia's operating income improved in the quarter as a result of savings from last year's productivity initiatives, stock-keeping unit rationalization and improved operations.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $7 million, or 2.4%, to $315 million. Pricing increased sales 2.6%, largely due to price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased slightly, by 0.2%.

Gross profit decreased $1 million, or 0.8%, to $88 million, and the gross profit margin decreased to 28.0% from 28.9%, as higher pricing was more than offset by increases in manufacturing and commodity costs and unfavorable sales mix. Operating income increased $4 million, or 12.7%, to $37 million, which was primarily due to higher sales, effective cost management and the benefit from prior year productivity initiatives.

Rest of World

Sales for Rest of World increased $40 million, or 16.5%, to $281 million. Volume increased 24.9% due primarily to increases in both Quero® and Heinz® branded products in Brazil, partially offset by declines in Venezuela due to the recessionary market environment where consumption is being impacted by higher inflation. Half of the volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup into this market, resulting in normalized volume growth of 36% for Brazil in the current quarter. Approximately two-thirds of the volume gains in this segment and half of Brazil's volume gains are a result of one extra month of sales reported in Brazil in the current quarter as discussed above, whose impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing across the region increased sales by 6.8%, largely due to price increases on Quero® branded products in Brazil as well as some increases in Venezuela taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 15.1%.

Gross profit increased $8 million, or 8.9%, to $93 million, due to strong results in Brazil which is a result of significant organic growth to this business and the extra month of results in the current quarter. The increase in Brazil was partially offset by lower results in Venezuela, increased commodity costs and unfavorable foreign exchange translation rates. The gross profit margin declined to 33.1% from 35.4% primarily reflecting increased commodity and other costs, despite higher pricing. Operating income decreased slightly by $1 million, or 4.0%, to $31 million, reflecting unfavorable foreign exchange and declines in Venezuela were only partially offset by the strong performance in Brazil.

Liquidity and Financial Position

Cash provided by operating activities was $49 million compared to $165 million in the prior year. The decline in the first quarter of Fiscal 2013 versus Fiscal 2012 reflects cash paid in the current quarter for Fiscal 2012 productivity initiatives, unfavorable movements in receivables, largely due to the increase in the accounts receivable securitization program during the first quarter of last year, as well as inventories and income taxes, partially offset by favorable movements in payables and accrued incentive compensation. Of the $55 million accrual at April 29, 2012 for productivity initiatives, $35 million was paid during the first quarter of Fiscal 2013 with the remaining expected to be paid during this fiscal year. The Company's cash conversion cycle improved 6 days from prior year to 36 days in the first quarter of Fiscal 2013 as improvements in accounts receivable and inventories of 4 days and 5 days, respectively, were partially offset by decline in accounts payable by 2 days. The improvement in the Company's cash conversion cycle reflects the Company's focus on the reduction in average working capital balances since the same time last year.
During the first quarter of Fiscal 2013, the Company entered into an amendment for its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $123 million and $119 million during the first quarters ended July 29, 2012 and July 27, 2011, respectively, resulting in a $38 million decrease in cash for sales under this program for the first quarter ended July 29, 2012 and a $90 million increase in cash for the first quarter ended July 27, 2011. The decrease in cash proceeds related to the Deferred Purchase Price was $6 million for the first quarter ended July 29, 2012 and an increase of $118 million for the first quarter ended July 27, 2011. See Note 14, “Financing Arrangements” for additional information.
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82 million. This revaluation resulted in a reduction of tax expense in the first quarter of Fiscal 2013 of $13 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13 million. As a result of this revaluation and a similar revaluation that occurred during the second quarter of Fiscal 2012, the subsidiary will make tax payments of approximately $18 million during the second quarter of Fiscal 2013, and approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively. The tax benefit from the higher basis amortization of the current period revaluation will result in a reduction in cash taxes over the 20 year tax amortization period totaling $26 million partially offset by the $13 million tax liability.

Cash used for investing activities totaled $73 million compared to $72 million last year. Capital expenditures totaled $84 million (3.0% of sales) compared to $74 million (2.6% of sales) in the prior year. The Company expects capital spending of around 4% of sales for the year reflecting increased investments in capacity projects in emerging markets and Project Keystone. Proceeds from disposals of property, plant and equipment were $11 million in the current year compared to $7 million in the prior year. The increase is primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures of $6 million in the current year reflect the sale of its U.S. Foodservice frozen desserts business.

Cash used for financing activities totaled $243 million compared to $121 million last year.

•Proceeds from long-term debt were $192 million in the current year and $610 million in the prior year. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•The current year proceeds discussed above were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $200 million in the current year compared to $806 million in the prior year. The prior year proceeds discussed above were used to pay off the Company's $750 million 6.625% U.S. Dollar Notes, which matured on July 15, 2011.

•Net proceeds on commercial paper and short-term debt were $6 million this year compared to $260 million in the prior year.

•Cash payments for treasury stock purchases, net of cash from option exercises, used $6 million of cash in the current year compared to $43 million in the prior year. The Company purchased 335 thousand shares of stock at a total cost of $18 million in the current year and 1.6 million shares of stock at a total cost of $87 million in the prior year.

• Dividend payments totaled $166 million this year, compared to $155 million for the same period last year, reflecting an increase in the annualized dividend per common share to $2.06.

•During the first quarter of Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80 million. Prior to the transaction, the Company owned 80% of this business. See Note 18, "Redeemable Noncontrolling Interest" for further details.

At July 29, 2012, the Company had total debt of $5.03 billion (including $132 million relating to hedge accounting adjustments) and cash and cash equivalents of $980 million. Total debt balances remained consistent with prior year end.

At July 29, 2012, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. The Company has historically maintained a commercial paper program that is used to fund operations in the U.S., principally within fiscal quarters. There were no commercial paper borrowings outstanding at July 29, 2012. The Company's average commercial paper borrowings during the first quarter of Fiscal 2013 was approximately $720 million and the maximum amount of commercial paper borrowings outstanding during the first quarter of Fiscal 2013 was $975 million. The Company's commercial paper maturities are funded principally through new issuances and are repaid by quarter-end using cash from operations and overseas cash which is available for use in the U.S. on a short-term basis without being subject to U.S. tax. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company's foreign subsidiaries. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of July 29, 2012.

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

The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of July 29, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $106 million at July 29, 2012.

The Venezuelan government announced that it was instituting price controls on a number of food and personal care products sold in the country.   Such controls could impact the products that the Company currently sells within this country. In Fiscal 2012, sales in Venezuela represented less than 3% of the Company's total sales.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 29, 2012. For additional information, refer to page 21 of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

As of the end of the first quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $74 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

Fiscal 2012 Results Excluding Charges for Productivity Initiatives

Management believes that this measure provides useful information to investors because it is the profitability measure used to evaluate earnings performance on a comparable year-over-year basis. The adjustments were charges in Fiscal 2012 for non-recurring productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the following reconciliation of the Company's first quarter Fiscal 2012 results excluding charges for productivity initiatives to the relevant GAAP measure.

	First Quarter Ended
	July 27, 2011
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,832,598	$983,632	$613,094	$370,538	23.3%	$226,729	$0.70
Charges for productivity initiatives	—	31,390	9,121	40,511	29.8%	28,448	0.09
Results excluding charges for productivity initiatives	$2,832,598	$1,015,022	$603,973	$411,049	24.0%	$255,177	$0.79

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

(Continuing Operations)	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
Q1FY13 total Company	4.8%		(5.6)%		(0.6)%		(1.5)%
Q1FY13 global ketchup	3.7%		(4.8)%		0.0%		(1.2)%
Q1FY13 emerging markets	19.3%		(12.4)%		4.3%	*	11.2%
Q1FY13 top 15 brands	5.9%		(5.8)%		0.0%		0.1%
Q1FY13 U.S. Consumer Products	1.2%		0.0%		(2.4)%		(1.2)%
* Emerging markets sales in Fiscal 2013 now include the markets of Papua New Guinea, South Korea and Singapore. Sales in these markets were included in developed markets sales in the prior year and therefore, were treated as an acquisition variance when comparing current year sales to the prior year for emerging markets.

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

Total Company (in millions)	First Quarter Ended
July 29, 2012
Cash provided by operating activities	$49.0
Capital expenditures	(84.2)
Proceeds from disposals of property, plant and equipment	10.5
Operating Free Cash Flow	$(24.6)
(Totals may not add due to rounding)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the first quarter ended July 29, 2012. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

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

(b) Changes in Internal Control over Financial Reporting

During the first quarter of Fiscal 2013, the Company continued its implementation of SAP software across operations in the Canadian and German countries. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Nothing to report under this item.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 29, 2012, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

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

•	other factors described in “Risk Factors” and “Cautionary Statement Relevant to Forward-Looking Information” in the Company's Form 10-K for the fiscal year ended April 29, 2012.

The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of Fiscal 2013, the Company repurchased the following number of shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
Period
April 30, 2012 - May 27, 2012	—	$—	—	—
May 28, 2012 - June 24, 2012	265,000	53.55	—	—
June 25, 2012 - July 29, 2012	70,000	55.05	—	—
Total	335,000	$53.87	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of July 29, 2012, the maximum number of shares that may yet be purchased under the 2006 program is 1,096,270.

Item 3.	Defaults upon Senior Securities
Nothing to report under this item.

Item 4.	Mine Safety Disclosures
Nothing to report under this item.

Item 5.	Other Information

As reported on June 26, 2012, Scott O'Hara left the Company effective August 1, 2012.  Mr. O'Hara's Separation Agreement and Release, dated July 24, 2012, is included in Exhibit 10(a)(i) to this Form 10-Q.

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

10(a). Management contracts and compensatory plans:

(i)	Separation Agreement and Release, dated as of July 24, 2012, between H. J. Heinz Company and C. Scott O'Hara.

(ii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees).

(iii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iv)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting).

(v)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention).

(vi)	Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees).

(vii)	Form of Fiscal 2013 Stock Option Award and Agreement (Non-U.S. Employees).
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
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date:	August 29, 2012
		By:	/s/ ARTHUR B. WINKLEBLACK
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 29, 2012
		By:	/s/ EDWARD J. MCMENAMIN
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

10(a). Management contracts and compensatory plans:

(i)	Separation Agreement and Release, dated as of July 24, 2012, between H. J. Heinz Company and C. Scott O'Hara.

(ii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees).

(iii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iv)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting).

(v)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention).

(vi)	Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees).

(vii)	Form of Fiscal 2013 Stock Option Award and Agreement (Non-U.S. Employees).

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
_______________________________________