Form 10-Q
period 2012-10-28
HEINZ H J CO
filed 2012-11-20
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of October 28, 2012 was 320,658,447 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$2,827,210	$2,813,964
Cost of products sold	1,813,801	1,846,345
Gross profit	1,013,409	967,619
Selling, general and administrative expenses	621,712	609,474
Operating income	391,697	358,145
Interest income	7,833	9,191
Interest expense	69,963	75,177
Other (expense)/income, net	(6,264)	1,244
Income from continuing operations before income taxes	323,303	293,403
Provision for income taxes	31,037	52,999
Income from continuing operations	292,266	240,404
Loss from discontinued operations, net of tax	(678)	(268)
Net income	291,588	240,136
Less: Net income attributable to the noncontrolling interest	2,144	3,127
Net income attributable to H. J. Heinz Company	$289,444	$237,009
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.90	$0.73
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	—
Net income attributable to H. J. Heinz Company common shareholders	$0.90	$0.73
Average common shares outstanding—diluted	323,058	323,561
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.91	$0.74
Discontinued operations attributable to H. J. Heinz Company common shareholders	—	—
Net income attributable to H. J. Heinz Company common shareholders	$0.90	$0.74
Average common shares outstanding—basic	320,492	320,876
Cash dividends per share	$0.515	$0.48
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$290,122	$237,277
Loss from discontinued operations, net of tax	(678)	(268)
Net income	$289,444	$237,009
(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$5,618,434	$5,646,562
Cost of products sold	3,603,037	3,695,311
Gross profit	2,015,397	1,951,251
Selling, general and administrative expenses	1,213,362	1,222,568
Operating income	802,035	728,683
Interest income	16,191	18,968
Interest expense	143,334	146,132
Other expense, net	(3,998)	(1,036)
Income from continuing operations before income taxes	670,894	600,483
Provision for income taxes	92,624	124,505
Income from continuing operations	578,270	475,978
Loss from discontinued operations, net of tax	(22,004)	(883)
Net income	556,266	475,095
Less: Net income attributable to the noncontrolling interest	8,795	11,972
Net income attributable to H. J. Heinz Company	$547,471	$463,123
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.76	$1.43
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.07)	—
Net income attributable to H. J. Heinz Company common shareholders	$1.70	$1.43
Average common shares outstanding—diluted	322,969	323,910
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$1.78	$1.44
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.07)	—
Net income attributable to H. J. Heinz Company common shareholders	$1.71	$1.44
Average common shares outstanding—basic	320,415	321,158
Cash dividends per share	$1.03	$0.96
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$569,475	$464,006
Loss from discontinued operations, net of tax	(22,004)	(883)
Net income	$547,471	$463,123
(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Second Quarter Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(Unaudited) (In thousands)
Net income	$291,588	$240,136
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	144,979	(345,045)
Reclassification of net pension and post-retirement benefit losses to net income	13,450	13,304
Net deferred gains on derivatives from periodic revaluations	705	11,128
Net deferred losses/(gains) on derivatives reclassified to earnings	4,890	(5,056)
Total comprehensive income/(loss)	455,612	(85,533)
Comprehensive (income)/loss attributable to the noncontrolling interest	(418)	19,745
Comprehensive income/(loss) attributable to H. J. Heinz Company	$455,194	$(65,788)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(Unaudited) (In thousands)
Net income	$556,266	$475,095
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(163,427)	(370,790)
Reclassification of net pension and post-retirement benefit losses to net income	27,151	27,224
Net deferred gains on derivatives from periodic revaluations	6,917	26,865
Net deferred gains on derivatives reclassified to earnings	(4,215)	(16,798)
Total comprehensive income	422,692	141,596
Comprehensive loss attributable to the noncontrolling interest	5,886	8,892
Comprehensive income attributable to H. J. Heinz Company	$428,578	$150,488

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2012 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$1,007,202	$1,330,441
Trade receivables, net	922,090	815,600
Other receivables, net	181,468	177,910
Inventories:
Finished goods and work-in-process	1,240,714	1,082,317
Packaging material and ingredients	300,419	247,034
Total inventories	1,541,133	1,329,351
Prepaid expenses	178,901	174,795
Other current assets	66,706	54,139
Total current assets	3,897,500	3,882,236
Property, plant and equipment	5,283,406	5,266,561
Less accumulated depreciation	2,841,090	2,782,423
Total property, plant and equipment, net	2,442,316	2,484,138
Goodwill	3,133,714	3,185,527
Trademarks, net	1,062,784	1,090,892
Other intangibles, net	392,065	407,802
Other non-current assets	983,597	932,698
Total other non-current assets	5,572,160	5,616,919
Total assets	$11,911,976	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2012 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$49,739	$46,460
Portion of long-term debt due within one year	866,010	200,248
Trade payables	1,278,026	1,202,398
Other payables	143,055	146,414
Accrued marketing	317,088	303,132
Other accrued liabilities	566,170	647,769
Income taxes	76,296	101,540
Total current liabilities	3,296,384	2,647,961
Long-term debt	4,120,661	4,779,981
Deferred income taxes	771,678	817,928
Non-pension postretirement benefits	230,811	231,452
Other non-current liabilities	550,359	581,390
Total long-term liabilities	5,673,509	6,410,751
Redeemable noncontrolling interest	28,122	113,759
Equity:
Capital stock	107,834	107,835
Additional capital	608,948	594,608
Retained earnings	7,774,231	7,567,278
	8,491,013	8,269,721
Less:
Treasury stock at cost (110,438 shares at October 28, 2012 and 110,870 shares at April 29, 2012)	4,662,023	4,666,404
Accumulated other comprehensive loss	963,621	844,728
Total H. J. Heinz Company shareholders’ equity	2,865,369	2,758,589
Noncontrolling interest	48,592	52,233
Total equity	2,913,961	2,810,822
Total liabilities and equity	$11,911,976	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income	$556,266	$475,095
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	147,334	145,438
Amortization	23,408	22,299
Deferred tax benefit	(60,101)	(70,443)
Net loss on divestiture	20,915	—
Pension contributions	(31,701)	(7,611)
Other items, net	14,623	60,276
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(148,839)	118,151
Inventories	(241,878)	(222,636)
Prepaid expenses and other current assets	(7,022)	(22,895)
Accounts payable	95,077	(81,253)
Accrued liabilities	(51,899)	(86,716)
Income taxes	(24,906)	67,809
Cash provided by operating activities	291,277	397,514
Cash Flows from Investing Activities:
Capital expenditures	(175,673)	(175,171)
Proceeds from disposals of property, plant and equipment	15,133	6,112
Proceeds from divestitures	16,777	688
Other items, net	(7,500)	3,660
Cash used for investing activities	(151,263)	(164,711)
Cash Flows from Financing Activities:
Payments on long-term debt	(208,728)	(819,364)
Proceeds from long-term debt	198,419	1,310,066
Net proceeds/(payments) on commercial paper and short-term debt	19,996	(49,768)
Dividends	(333,349)	(310,565)
Exercise of stock options	60,664	54,879
Purchase of treasury stock	(80,016)	(160,146)
Acquisitions of subsidiary shares from noncontrolling interest	(80,132)	(54,824)
Other items, net	1,536	5,940
Cash used for financing activities	(421,610)	(23,782)
Effect of exchange rate changes on cash and cash equivalents	(41,643)	(75,325)
Net (decrease)/increase in cash and cash equivalents	(323,239)	133,696
Cash and cash equivalents at beginning of year	1,330,441	724,311
Cash and cash equivalents at end of period	$1,007,202	$858,007

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation
The interim condensed consolidated financial statements of H. J. Heinz Company, together with its subsidiaries (collectively referred to as the “Company”), are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due in part to the seasonal nature of the Company’s business. These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations which appear in the Company’s Annual Report on Form 10-K for the year ended April 29, 2012.

(2)    Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to the indefinite-lived intangibles impairment standard. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can by-pass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible asset in any period. The Company is required to adopt this revised standard in Fiscal 2014, however, the Company can and is considering early adoption of this revised standard for the Fiscal 2013 annual impairment tests. This revised standard will not impact our results of operations or financial position.

(3)    Discontinued Operations

During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to this business have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for this discontinued operation:

	Second Quarter Ended		Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(In millions)
Sales	$—	$17.9	$2.5	$34.8
Net after-tax losses	$—	$(0.3)	$(0.9)	$(0.9)
Tax benefit on losses	$—	$0.1	$0.6	$0.5

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

Of the $37.3 million total pre-tax charges for the second quarter ended October 26, 2011, $27.5 million was recorded in cost of products sold and $9.9 million in selling, general and administrative expenses (“SG&A”). Of the $77.8 million total pre-tax charges for the six months ended October 26, 2011, $58.8 million was recorded in cost of products sold and $19.0 million in SG&A. Cash paid for productivity initiatives in the first six months of Fiscal 2012 was $29.1 million.

The Company did not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Fiscal 2012
	Second Quarter Ended	Six Months Ended
	October 26, 2011	October 26, 2011
	(In millions)
North American Consumer Products	$2.6	$3.4
Europe	7.2	14.4
Asia/Pacific	13.7	31.9
U.S. Foodservice	12.0	26.1
Rest of World	1.8	2.0
Total productivity charges	$37.3	$77.8
(Totals may not add due to rounding)

There were no charges for productivity initiatives in Fiscal 2013. The amount included in other accrued liabilities related to productivity initiatives totaled $54.6 million at April 29, 2012, of which $42 million has been paid during the first six months of Fiscal 2013 and the remainder is expected to be paid during this fiscal year.

(5)    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended October 28, 2012 and fiscal year ended April 29, 2012, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(In thousands)
Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	1,107,075	1,145,288	395,199	257,674	280,291	3,185,527
Disposals	—	—	—	(899)	—	(899)
Translation adjustments	(2,387)	(19,310)	(855)	—	(28,362)	(50,914)
Balance at October 28, 2012	$1,104,688	$1,125,978	$394,344	$256,775	$251,929	$3,133,714

Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.6 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 27, 2011, April 29, 2012 and October 28, 2012.

During the second quarter of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. This change is being made to better align impairment testing procedures with the annual business planning and budgeting process, which commences during the third quarter of each year. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.
Trademarks and other intangible assets at October 28, 2012 and April 29, 2012, subject to amortization expense, are as follows:

	October 28, 2012			April 29, 2012
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Trademarks	$289,502	$(90,890)	$198,612	$282,937	$(87,925)	$195,012
Licenses	208,186	(166,807)	41,379	208,186	(163,945)	44,241
Recipes/processes	88,743	(37,668)	51,075	89,207	(35,811)	53,396
Customer-related assets	212,963	(74,008)	138,955	216,755	(69,244)	147,511
Other	48,268	(25,766)	22,502	48,643	(25,442)	23,201
	$847,662	$(395,139)	$452,523	$845,728	$(382,367)	$463,361

Amortization expense for trademarks and other intangible assets was $7.7 million and $8.8 million for the second quarters ended October 28, 2012 and October 26, 2011, respectively and $15.4 million and $16.8 million for the six months ended October 28, 2012 and October 26, 2011, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of October 28, 2012, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.
Intangible assets not subject to amortization at October 28, 2012 totaled $1.00 billion and consisted of $864.2 million of trademarks, $118.2 million of recipes/processes, and $19.9 million of licenses. Intangible assets not subject to amortization at April 29, 2012 totaled $1.04 billion and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 29, 2012 is due primarily to translation adjustments.

(6)    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2010 for the United Kingdom and the U.S., and through Fiscal 2007 for Australia, Canada, and Italy.
During the second quarter of Fiscal 2013, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis resulted in a $63.0 million discrete tax benefit fully recognized in the second quarter and is expected to provide cash flow benefits of approximately $91 million over the next 10 years as a result of the tax deductions of the assets over their amortization periods.
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in the first six months of Fiscal 2013, fully recognized in the first quarter, of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million.
During the second quarter of Fiscal 2012, a foreign subsidiary of the Company also exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in the second quarter, of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $34.8 million.
The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $17.9 million and $10.4 million during the second quarters ended October 28, 2012 and October 26, 2011, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.
The effective tax rate for the six months ended October 28, 2012 was 13.8% compared to 20.7% last year. The decrease in the effective tax rate is primarily the result of the benefit of the Fiscal 2013 reorganization and revaluation noted above exceeding the benefit of the Fiscal 2012 revaluation noted above. In addition, the current period contains lower repatriation costs on current year earnings, the benefit of which is partially offset by the prior period containing the favorable resolution of a foreign tax case. Both periods included a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $43.0 million and $52.7 million, on October 28, 2012 and April 29, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $35.0 million and $38.9 million, on October 28, 2012 and April 29, 2012, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $17.6 million in the next 12 months primarily due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at October 28, 2012 were $15.9 million and $12.5 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2012 were $16.0 million and $13.8 million, respectively.

(7)    Employees’ Stock Incentive Plans and Management Incentive Plans
At October 28, 2012, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 52 to 56 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The compensation cost related to these plans primarily recognized in SG&A and the related tax benefit are as follows:

	Second Quarter Ended		Six Months Ended
	October 28, 2012	October 26, 2011	October 28, 2012	October 26, 2011
	(In millions)
Pre-tax compensation cost	$11.8	$12.5	$18.7	$18.5
Tax benefit	4.1	4.4	6.2	6.1
After-tax compensation cost	$7.7	$8.1	$12.5	$12.4
The Company granted 1,540,340 and 1,649,119 option awards to employees during the second quarters ended October 28, 2012 and October 26, 2011, respectively. The weighted average fair value per share of the options granted during the six months ended October 28, 2012 and October 26, 2011, as computed using the Black-Scholes pricing model, was $5.79 and $5.80, respectively. The awards granted in the second quarters ended October 28, 2012 and October 26, 2011 were sourced from the Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Six Months Ended
	October 28, 2012	October 26, 2011
Dividend yield	3.7%	3.7%
Expected volatility	19.4%	20.9%
Weighted-average expected life (in years)	7.0	5.0
Risk-free interest rate	1.0%	1.0%

The Company granted 390,098 and 426,629 restricted stock units to employees during the six months ended October 28, 2012 and October 26, 2011 at weighted average grant prices of $55.72 and $52.19, respectively.
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

	Second Quarter Ended		Six Months Ended
	October 28, 2012	October 26, 2011	October 28, 2012	October 26, 2011
	(In millions)
Pre-tax compensation cost	$2.4	$5.4	$11.1	$11.0
Tax benefit	0.8	2.0	3.8	3.9
After-tax compensation cost	$1.6	$3.4	$7.3	$7.1

(8)    Pensions and Other Post-Retirement Benefits
The components of net periodic benefit cost are as follows:

	Second Quarter Ended
	October 28, 2012	October 26, 2011	October 28, 2012	October 26, 2011
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$7,968	$8,445	$1,633	$1,489
Interest cost	33,371	34,939	2,492	2,860
Expected return on plan assets	(63,290)	(58,756)	—	—
Amortization of prior service cost/(credit)	641	495	(1,544)	(1,532)
Amortization of unrecognized loss	19,180	20,937	450	274
Settlements	333	—	—	—
Net periodic benefit (income)/expense	$(1,797)	$6,060	$3,031	$3,091

	Six Months Ended
	October 28, 2012	October 26, 2011	October 28, 2012	October 26, 2011
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$15,803	$17,056	$3,247	$2,997
Interest cost	66,253	70,486	4,965	5,747
Expected return on plan assets	(125,630)	(118,537)	—	—
Amortization of prior service cost/(credit)	1,273	993	(3,089)	(3,062)
Amortization of unrecognized loss	38,084	42,166	901	547
Settlements	1,347	—	—	—
Net periodic benefit (income)/expense	$(2,870)	$12,164	$6,024	$6,229

The amounts recognized for pension benefits as other non-current assets on the Company's condensed consolidated balance sheets were $462.3 million as of October 28, 2012 and $399.9 million as of April 29, 2012.

During the first six months of Fiscal 2013, the Company contributed $32 million to these defined benefit plans. On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions.  The measure, which is designed to stabilize the discount rate used to determine the funding requirements from the effects of interest rate volatility, will serve to preserve existing credit balances in the Heinz U.S. funded defined benefit pension plans.  The Company expects to make combined cash contributions of approximately $80 million in Fiscal 2013, none of which relate to these U.S. funded defined benefit pension plans.  However, actual contributions may be affected by pension asset and liability valuations during the year.

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
The following table presents information about the Company’s reportable segments:

	Second Quarter Ended		Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(In thousands)
Net external sales:
North American Consumer Products	$794,957	$794,271	$1,553,809	$1,568,892
Europe	808,427	844,187	1,586,343	1,682,019
Asia/Pacific	606,283	592,825	1,264,216	1,263,591
U.S. Foodservice	348,028	334,436	663,374	642,403
Rest of World	269,515	248,245	550,692	489,657
Consolidated Totals	$2,827,210	$2,813,964	$5,618,434	$5,646,562
Operating income/(loss):
North American Consumer Products	$190,341	$201,927	$373,772	$392,705
Europe	140,398	144,470	277,592	281,909
Asia/Pacific	49,784	39,989	122,613	101,234
U.S. Foodservice	44,223	34,886	80,873	67,417
Rest of World	27,094	32,119	58,107	64,415
Other:
Non-Operating(a)	(60,143)	(57,929)	(110,922)	(101,169)
Productivity initiatives(b)	—	(37,317)	—	(77,828)
Consolidated Totals	$391,697	$358,145	$802,035	$728,683
______________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 4 for further details on Fiscal 2012 productivity initiatives.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended		Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(In thousands)
Ketchup and Sauces	$1,315,116	$1,268,332	$2,634,416	$2,578,812
Meals and Snacks	1,072,892	1,090,462	2,043,544	2,081,912
Infant/Nutrition	285,254	301,508	581,972	623,622
Other	153,948	153,662	358,502	362,216
Total	$2,827,210	$2,813,964	$5,618,434	$5,646,562

(10)    Income Per Common Share
The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic earnings per share to those shares used to calculate diluted earnings per share:

	Second Quarter Ended		Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(In thousands)
Income from continuing operations attributable to H. J. Heinz Company	$290,122	$237,277	$569,475	$464,006
Allocation to participating securities(a)	—	428	—	788
Preferred dividends	2	2	5	5
Income from continuing operations applicable to common stock	$290,120	$236,847	$569,470	$463,213

Average common shares outstanding—basic	320,492	320,876	320,415	321,158
Effect of dilutive securities:
Convertible preferred stock	92	100	92	97
Stock options, restricted stock and the global stock purchase plan	2,474	2,585	2,462	2,655
Average common shares outstanding—diluted	323,058	323,561	322,969	323,910
_______________________________________

(a) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted stock units, and the global stock purchase plan are computed using the treasury stock method.
Options to purchase an aggregate of 0.8 million shares of common stock for the second quarter and six months ended October 28, 2012 and 0.6 million shares of common stock for the second quarter and six months ended October 26, 2011 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2022.

(11)    Comprehensive Income/(Loss)
The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the second quarter and six months ended October 28, 2012:

	October 28, 2012 FY 2013
	Second Quarter Ended			Six Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net income	$289,444	$2,144	$291,588	$547,471	$8,795	$556,266
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	146,681	(1,702)	144,979	(148,694)	(14,733)	(163,427)
Reclassification of net pension and postretirement benefit losses to net income	13,438	12	13,450	27,092	59	27,151
Net deferred gains on derivatives from periodic revaluations	704	1	705	6,884	33	6,917
Net deferred losses/(gains) on derivatives reclassified to earnings	4,927	(37)	4,890	(4,175)	(40)	(4,215)
Total comprehensive income/(loss)	$455,194	$418	$455,612	$428,578	$(5,886)	$422,692
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	Second Quarter Ended			Six Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
October 28, 2012
Foreign currency translation adjustments	$(164)	$—	$(164)	$(3)	$—	$(3)
Reclassification of net pension and post-retirement benefit losses to net income	$5,675	$—	$5,675	$11,481	$—	$11,481
Net change in fair value of cash flow hedges	$320	$(1)	$319	$(3,756)	$(12)	$(3,768)
Net hedging gains/losses reclassified into earnings	$2,560	$(13)	$2,547	$(3,216)	$(14)	$(3,230)
October 26, 2011
Foreign currency translation adjustments	$150	$—	$150	$(66)	$—	$(66)
Reclassification of net pension and post-retirement benefit losses to net income	$5,896	$—	$5,896	$12,323	$—	$12,323
Net change in fair value of cash flow hedges	$(6,775)	$(1)	$(6,776)	$(16,766)	$12	$(16,754)
Net hedging gains/losses reclassified into earnings	$(3,619)	$61	$(3,558)	$(12,563)	$93	$(12,470)

(12)    Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
	Total	Capital Stock	Additional Capital	Retained Earnings	Treasury Stock	Accum OCI	Noncontrolling Interest
	(In thousands)
Balance as of April 29, 2012	$2,810,822	$107,835	$594,608	$7,567,278	$(4,666,404)	$(844,728)	$52,233
Comprehensive (loss)/ income(a)	449,212	—	—	547,471	—	(102,759)	4,500
Dividends paid to shareholders of H. J. Heinz Company	(333,349)	—	—	(333,349)	—	—	—
Dividends paid to noncontrolling interest	(8,141)	—	—	—	—	—	(8,141)
Stock options exercised, net of shares tendered for payment	63,822	—	(3,427)	—	67,249	—	—
Stock option expense	8,007	—	8,007	—	—	—	—
Restricted stock unit activity	3,759	—	(9,543)	—	13,302	—	—
Conversion of preferred into common stock	—	(1)	(69)	—	70	—	—
Shares reacquired	(80,016)	—	—	—	(80,016)	—	—
Acquisition of subsidiary shares from noncontrolling interests(b)	(4,881)	—	18,956	(7,703)	—	(16,134)	—
Other	4,726	—	416	534	3,776	—	—
Balance as of October 28, 2012	$2,913,961	$107,834	$608,948	$7,774,231	$(4,662,023)	$(963,621)	$48,592
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
At October 28, 2012, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. There were $17 million of commercial paper borrowings outstanding at October 28, 2012.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of October 28, 2012.

(14)    Financing Arrangements
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $114.4 million and $127.8 million during the six months ended October 28, 2012 and October 26, 2011, respectively, resulting in a decrease of $47.4 million in cash for sales under this program for the six months ended October 28, 2012 and an increase in cash of $98.8 million for the six months ended October 26, 2011. The fair value of the Deferred Purchase Price was $105.6 million and $56.8 million as of October 28, 2012 and April 29, 2012, respectively. The decrease in cash proceeds related to the Deferred Purchase Price was $48.8 million for the six months ended October 28, 2012 and was an increase in cash of $100.9 million for the six months ended October 26, 2011. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of October 28, 2012 and April 29, 2012, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $199 million and $206 million of trade receivables which were sold to unrelated third parties without recourse as of October 28, 2012 and April 29, 2012, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of October 28, 2012 or April 29, 2012 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of October 28, 2012 and April 29, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	October 28, 2012				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$73,900	$—	$73,900	$—	$90,221	$—	$90,221
Total assets at fair value	$—	$73,900	$—	$73,900	$—	$90,221	$—	$90,221
Liabilities:
Derivatives(a)	$—	$12,483	$—	$12,483	$—	$15,379	$—	$15,379
Earn-out(b)	$—	$—	$47,659	$47,659	$—	$—	$46,881	$46,881
Total liabilities at fair value	$—	$12,483	$47,659	$60,142	$—	$15,379	$46,881	$62,260
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

(b)
The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of October 28, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2013 and 2012.
The aggregate fair value of the Company's long-term debt, including the current portion, was $6.12 billion as compared with the $4.99 billion carrying value at October 28, 2012, and $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

(16)    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At October 28, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.93 billion, $160 million and $389 million, respectively. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of October 28, 2012 and April 29, 2012:

	October 28, 2012			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$15,046	$6,057	$—	$17,318	$6,851	$18,222
Other non-current assets	7,266	30,921	7,459	8,188	29,393	4,974
	22,312	36,978	7,459	25,506	36,244	23,196
Derivatives not designated as hedging instruments:
Other receivables, net	6,427	—	—	5,041	—	—
Other non-current assets	—	724	—	—	234	—
	6,427	724	—	5,041	234	—
Total assets	$28,739	$37,702	$7,459	$30,547	$36,478	$23,196
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$4,417	$—	$4,976	$10,653	$—	$2,760
Other non-current liabilities	—	—	2,157	14	—	—
	4,417	—	7,133	10,667	—	2,760
Derivatives not designated as hedging instruments:
Other payables	933	—	—	1,952	—	—
Total liabilities	$5,350	$—	$7,133	$12,619	$—	$2,760

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the second quarters ended October 28, 2012 and October 26, 2011:

	Second Quarter Ended
	October 28, 2012			October 26, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$7,184	$—	$(6,798)	$10,945	$(2,341)	$9,300
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$2,439	$—	$—	$1,989	$—	$—
Cost of products sold	(3,920)	—	—	(4,216)	—	—
Selling, general and administrative expenses	31	—	—	(18)	—	—
Other income, net	1,259	—	(5,908)	2,853	—	9,398
Interest (expense)/income	(70)	(59)	(1,215)	74	(29)	(1,437)
	(261)	(59)	(7,123)	682	(29)	7,961
Fair value hedges:
Net gains recognized in other (expense)/income, net	—	(3,900)	—	—	2,513	—

Derivatives not designated as hedging instruments:
Net gains recognized in other expense, net	564	—	—	4,794	—	—
Net gains recognized in interest income	—	297	—	—	—	—
	564	297	—	4,794	—	—
Total amount recognized in statement of income	$303	$(3,662)	$(7,123)	$5,476	$2,484	$7,961

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the six months ended October 28, 2012 and October 26, 2011:

	Six Months Ended
	October 28, 2012			October 26, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$12,360	$—	$(1,675)	$18,331	$(2,341)	$27,629
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$4,184	$—	$—	$4,093	$—	$—
Cost of products sold	(5,288)	—	—	(9,804)	—	—
Selling, general and administrative expenses	(117)	—	—	105	—	—
Other income, net	8,559	—	3,009	8,003	—	29,662
Interest (expense)/income	(120)	(118)	(2,667)	181	(29)	(2,943)
	7,218	(118)	342	2,578	(29)	26,719
Fair value hedges:
Net gains/(losses) recognized in other expense, net	—	734	—	—	(10,610)	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(1,111)	—	—	(4,069)	—	—
Net gains recognized in interest income	—	490	—	—	—	—
	(1,111)	490	—	(4,069)	—	—
Total amount recognized in statement of income	$6,107	$1,106	$342	$(1,491)	$(10,639)	$26,719

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
The Company also enters into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. These contracts are scheduled to mature in Fiscals 2014 and 2016.

Deferred Hedging Gains and Losses:
As of October 28, 2012, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $5.2 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the second quarters and six months ended October 28, 2012 and October 26, 2011. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the second quarters and six months ended October 28, 2012 and October 26, 2011.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $374.2 million and $445.5 million that did not meet the criteria for hedge accounting as of October 28, 2012 and April 29, 2012, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains related to outstanding contracts totaled $5.5 million and $3.1 million as of October 28, 2012 and April 29, 2012, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put into place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in (losses)/gains of $(4.8) million and $7.3 million for the second quarters ended October 28, 2012 and October 26, 2011, respectively, and gains of $1.4 million and $5.2 million for the six months ended October 28, 2012 and October 26, 2011.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the second quarter and six months ended October 28, 2012, the Company recorded an immaterial amount of interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains totaled $0.7 million as of October 28, 2012. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap.
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

(17)    Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $105.4 million at October 28, 2012.

(18)    Redeemable Noncontrolling Interest
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

Executive Overview

During the second quarter of Fiscal 2013, the Company generated strong organic sales growth(1) of 3.3% comprised of a 1.4% volume improvement and a 1.9% increase in net pricing. Overall sales improved 0.5% with unfavorable foreign currency reducing sales by 2.4%. Organic sales growth was led by our trio of growth engines- emerging markets, the Company's top 15 brands and global ketchup. The emerging markets posted organic sales growth of 13.2% for the quarter (10.3% reported) and represented 23% of total Company sales. The Company's top 15 brands generated organic sales growth of 4.6% (1.7% reported) driven by the Heinz®, Quero®, ABC®, Classico®, Golden Circle®, Master® and Ore-Ida® brands. Global ketchup grew organically 5.0% (3.8% reported) with half of this improvement in the U.S. Divestitures reduced sales by 0.4%. This quarter marks the 30th consecutive quarter of organic sales growth for the Company.
On a reported basis, gross margin for the second quarter improved 140 basis points, to 35.8%, compared to prior year. Excluding charges for productivity initiatives in Fiscal 2012(2), gross margin improved 40 basis points despite higher commodity costs, driven by higher pricing and productivity improvements. Operating income increased 9.4% to $392 million on a reported basis. Excluding charges for productivity initiatives in the prior year, operating income decreased 1.0% due to increased investments in the business, including higher marketing (+10%) and enhanced selling capabilities in emerging markets as well as the unfavorable foreign exchange translation rates.
Diluted earnings per share from continuing operations were $0.90 for the second quarter, despite a $0.02 per share unfavorable impact from currency translation and translation hedges. This compares to $0.73 in the prior year on a reported basis and to $0.81 in the prior year excluding charges for productivity initiatives. Earnings per share from continuing operations benefited from a lower effective tax rate and an increase in organic sales and gross margin. Operating free cash flow(3) for the second quarter was $155 million, up 18.3% from prior year. The Company plans to continue to execute its core strategies of:

•    Accelerating growth in emerging markets;

•    Expanding the core portfolio;

•    Strengthening and leveraging global scale; and

•    Making talent an advantage.

(1)
Organic sales growth is defined as volume plus price or total sales growth excluding the impact of foreign exchange, acquisitions and divestitures. See “Non-GAAP Measures” section below for the reconciliation of all of these organic sales growth measures to the reported GAAP measures.

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

Discontinued Operations

During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to this business have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for this discontinued operation:

	Second Quarter Ended		Six Months Ended
	October 28, 2012 FY 2013	October 26, 2011 FY 2012	October 28, 2012 FY 2013	October 26, 2011 FY 2012
	(In millions)
Sales	$—	$17.9	$2.5	$34.8
Net after-tax losses	$—	$(0.3)	$(0.9)	$(0.9)
Tax benefit on losses	$—	$0.1	$0.6	$0.5

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $37.3 million pre-tax ($25.5 million after-tax or $0.08 per share) during the second quarter ended October 26, 2011 and $77.8 million pre-tax ($54.0 million after-tax or $0.17 per share) during the six months ended October 26, 2011, all of which were reported in the Non-Operating segment. See Note 4, "Fiscal 2012 Productivity Initiatives" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives. There were no such charges in Fiscal 2013.

THREE MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 26, 2011

Results of Continuing Operations

Sales for the three months ended October 28, 2012 increased $13 million, or 0.5%, to $2.83 billion. Volume increased 1.4%, as favorable volume gains in the U.K., emerging markets, and the U.S. retail business, despite the Company's decision to exit the T.G.I Friday's® frozen meals business, were partially offset by declines in The Netherlands and Italy. Emerging markets volume included strong results for Brazil, China and Russia which more than offset the reorganization of the Long Fong® frozen business in China. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 13.2%, 4.6% and 5.0%, respectively (10.3%, 1.7%, and 3.8%, respectively, on a reported basis). Net pricing increased sales by 1.9%, driven by price increases in most of the emerging markets, particularly Brazil, Venezuela and Indonesia, as well as in U.S. Foodservice and Continental Europe, partially offset by higher promotional spending in the U.K and U.S. retail businesses. Divestitures decreased sales by 0.4% and unfavorable foreign exchange translation rates decreased sales by 2.4%.

Gross profit increased $46 million, or 4.7%, to $1.01 billion, and gross profit margin increased 140 basis points to 35.8%. Excluding charges for productivity initiatives in Fiscal 2012, gross profit increased $18 million, or 1.8%, despite a $22 million unfavorable impact from foreign exchange and higher commodity costs, largely due to higher pricing, volume and productivity initiatives. Gross profit margin excluding charges for productivity initiatives in Fiscal 2012 increased 40 basis points.

Selling, general and administrative expenses ("SG&A") increased $12 million, or 2.0% to $622 million, and increased as a percentage of sales to 22.0% from 21.7%. Excluding charges for productivity initiatives in Fiscal 2012, SG&A increased $22 million, or 3.7%, and increased as a percentage of sales to 22.0% from 21.3%. The increase in aggregate spending reflects higher marketing spending, particularly in the U.S., and strategic investments to drive growth in emerging markets, partially offset by a $17 million impact from foreign exchange translation rates and effective cost management in developed markets.

Operating income increased $34 million, or 9.4%, to $392 million, and excluding charges for productivity initiatives in Fiscal 2012, operating income decreased $4 million, or 1.0%.

Net interest expense decreased $4 million, to $62 million, reflecting favorable interest rates. Other income/expense, net, was $6 million of expense this year, which was $8 million unfavorable to prior year, primarily due to currency translation hedge losses this year compared to gains last year.

The effective tax rate for the current quarter was 9.6% compared to 18.1% in the prior year on a reported basis, and 19.6% last year excluding charges for productivity initiatives. The decrease in the effective tax rate is primarily the result of the benefit of the current year reorganization exceeding the benefit of the revaluation in the prior year (see below in "Liquidity and Financial Position" for further explanation) and lower repatriation costs on current year earnings, the benefit of which is partially offset by the prior period benefits from the favorable resolution of a foreign tax case.

Income from continuing operations attributable to H. J. Heinz Company was $290 million, an increase of 22.3% compared to $237 million in the prior year on a reported basis and an increase of 10.4% compared to $263 million in the prior year excluding charges for productivity initiatives. This increase was due to the lower effective tax rate in the current quarter, higher volume and pricing, and a higher gross margin, partially offset by unfavorable foreign exchange translation rates. Diluted earnings per share from continuing operations of $0.90 were up 23.3% compared to $0.73 in the prior year on a reported basis and increased 11.1% compared to $0.81 in the prior year excluding charges for productivity initiatives. EPS was unfavorably impacted by $0.02 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent unfavorable impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment increased $1 million, or 0.1%, to $795 million, as the U.S. retail business delivered 1.0% organic growth, which was offset by a decline in Canada. Volume increased 1.2% due to improvements on Heinz® gravy and ketchup, Classico® pasta sauces and Ore-Ida® frozen potatoes, reflecting increased promotions and marketing as well as the impact of new products, such as Ore-Ida® Grillers. These improvements were partially offset by declines in Smart Ones® frozen entrees due to promotional timing, the planned exit of T.G.I Friday's® frozen meals, and volume declines in beans and drinks in Canada. Lower net price of 0.8% reflects higher promotional spending in the U.S. particularly on Smart Ones® frozen entrees and Ore-Ida® frozen potatoes. Sales were also unfavorably impacted by 0.6% from the Company's strategic decision to exit the Boston Market® license. Favorable Canadian exchange translation rates increased sales 0.3%.

Gross profit increased $6 million, or 1.7%, to $328 million, and the gross profit margin increased to 41.3% from 40.6%. Gross margin improved as productivity improvements were only partially offset by increased commodity costs and lower net pricing. Operating income decreased $12 million, or 5.7%, to $190 million, due to significantly higher marketing in the U.S. and higher selling and distribution expenses ("S&D") in Canada related to the implementation of Project Keystone, partially offset by higher gross profit.

Europe

Heinz Europe sales decreased $36 million, or 4.2%, to $808 million, reflecting a 3.8% decline from foreign exchange translation rates. Volume increased 0.3%, as strong performance in Russia as well as increases in Heinz® soup and beans in the U.K. from increased promotions were partially offset by volume declines related to weak economies and soft category sales in Italy and The Netherlands. Net pricing decreased 0.2%, as higher promotions on Heinz® soup and beans in the U.K. and infant nutrition products in Italy were partially offset by lower promotions in Continental Europe and price increases taken in the second half of last year on products in Russia. The divestiture of a small soup business in Germany decreased sales 0.6%.

Gross profit decreased $10 million, or 3.3%, to $308 million, while the gross profit margin increased to 38.1% from 37.7%. The $10 million decrease in gross profit was due to the impact of unfavorable foreign exchange translation rates while the gross margin improvement reflects productivity improvements and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain, partially offset by higher commodity costs. Operating income decreased $4 million, or 2.8%, to $140 million, as lower general and administrative expenses ("G&A") costs were more than offset by unfavorable foreign exchange translation rates and increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $13 million, or 2.3%, to $606 million. Volume increased 1.9% largely a result of continued strong performance of Master® and Heinz® branded ketchup and sauces in China, improvements in Golden Circle® products in Australia and in Japan, and the impact from new products in New Zealand. These increases were partially offset by decreases in ABC® branded products in Indonesia reflecting holiday timing, Complan® nutritional beverages in India, and planned declines in Long Fong® frozen products in China as a result of last year's closure of two factories and several sales offices as well as a significant streamlining of stock-keeping units in order to improve profitability. Pricing increased 2.2%, largely due to ABC® sauces and drinks in Indonesia and Complan® nutritional beverages in India. Unfavorable exchange translation rates decreased sales by 1.9%.

Despite unfavorable foreign exchange translation rates, gross profit increased $12 million, or 6.8%, to $185 million, and the gross profit margin increased to 30.6% from 29.3%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A increased as a result of investments in marketing and higher SG&A investments to improve capabilities in our emerging markets businesses, partially offset by foreign exchange translation rates. Operating income increased by $10 million, or 24.5%, to $50 million, largely due to the increase in gross profit. Australia's operating income improved in the quarter as a result of savings from last year's productivity initiatives.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $14 million, or 4.1%, to $348 million. Pricing increased sales 4.1%, largely due to prior year price increases across this segment's product portfolio to offset commodity cost increases. Volume was flat for the quarter as strong improvements on Heinz® ketchup were offset by declines in sauces and frozen soup.

Gross profit increased $10 million, or 11.3%, to $101 million, and the gross profit margin increased to 29.0% from 27.1%, as higher pricing and productivity improvements more than offset increases in commodity costs. Operating income increased $9 million, or 26.8%, to $44 million, which was primarily due to higher sales, effective cost management and the benefit from prior year productivity initiatives.

Rest of World

Sales for Rest of World increased $21 million, or 8.6%, to $270 million. Volume increased 6.5% due to increases in both Quero® and Heinz® branded products in Brazil, strong performance in ketchup and baby food in Mexico and improvements in the Middle East. The volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup. Pricing across the region increased sales by 13.3%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 11.3%.

Gross profit increased $2 million, or 2.2%, to $89 million, due to strong results in Brazil which is a result of significant organic growth to this business, partially offset by lower results in Venezuela, increased commodity costs and unfavorable foreign exchange translation rates. The gross profit margin declined to 33.0% from 35.0% primarily reflecting increased commodity and other manufacturing costs largely in Venezuela, despite higher pricing and productivity improvments. Operating income decreased by $5 million, or 15.6%, to $27 million, reflecting unfavorable foreign exchange, declines in Venezuela and significant investment in our Brazilian business.

SIX MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 26, 2011

Results of Continuing Operations

Sales for the six months ended October 28, 2012 decreased $28 million, or 0.5%, to $5.62 billion, primarily due to unfavorable foreign exchange rates which decreased sales by 4.0%. Volume increased 1.9%, as favorable volume gains in the U.S., U.K. and emerging markets were partially offset by declines in Continental Europe and Canada. Emerging markets volume included an extra month of results for Brazil, which was more than offset by the reorganization of the Long Fong® frozen business in China and the Company's decision to exit the T.G.I Friday's® frozen meals business in the U.S. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 16.4%, 5.3% and 4.3%, respectively (reported sales growth of 10.8%, 0.9%, and 1.2%, respectively). Net pricing increased sales by 2.1%, driven by price increases across the emerging markets, as well as in Continental Europe and U.S. Foodservice. Divestitures decreased sales by 0.5%.

Gross profit increased $64 million, or 3.3%, to $2.02 billion, and gross profit margin increased 130 basis points to 35.9%. Excluding charges for productivity initiatives in Fiscal 2012, gross profit increased $5 million, or 0.3%, as the benefits from higher pricing, volume and productivity initiatives were offset by a $78 million unfavorable impact from foreign exchange and higher commodity costs. Gross profit margin excluding charges for productivity initiatives in Fiscal 2012 increased 30 basis points.

SG&A decreased $9 million, or 0.8% to $1.21 billion, and decreased as a percentage of sales to 21.6% from 21.7%. Excluding charges for productivity initiatives in Fiscal 2012, SG&A increased $10 million, or 0.8%, and increased as a percentage of sales to 21.6% from 21.3%. The increase in aggregate spending reflects higher marketing spending of 3.5%, incremental investments in Project Keystone and strategic investments to drive growth in emerging markets partially offset by a $50 million impact from foreign exchange translation rates and effective cost management in developed markets.

Operating income increased $73 million, or 10.1%, to $802 million, and excluding charges for productivity initiatives in Fiscal 2012, operating income decreased $4 million, or 0.6%.

Net interest expense was $127 million in both periods and other expense, net, increased $3 million, to $4 million of expense, primarily due to decreased currency translation hedge gains this year.

The effective tax rate for the six months ended October 28, 2012 was 13.8% compared to 20.7% in the prior year on a reported basis, and 21.9% last year excluding charges for productivity initiatives. The decrease in the effective tax rate is primarily the result of the benefit of the Fiscal 2013 reorganization and revaluation exceeding the benefit of the Fiscal 2012 revaluation (see below in "Liquidity and Financial Position" for further explanation). In addition, the current period contains lower repatriation costs on current year earnings, the benefit of which is partially offset by the prior period benefits from the favorable resolution of a foreign tax case. Both periods included a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom. The Company is currently expecting a full year tax rate of around 20%.

Income from continuing operations attributable to H. J. Heinz Company was $569 million, an increase of 22.7% compared to $464 million in the prior year on a reported basis and an increase of 9.9% compared to $518 million in the prior year excluding charges for productivity initiatives. This increase was due to higher volume and pricing, a slightly higher gross margin and a lower effective tax rate in the current year, partially offset by unfavorable foreign exchange translation rates. Diluted earnings per share from continuing operations of $1.76 were up 23.1% compared to $1.43 in the prior year on a reported basis and increased 10.0% compared to $1.60 in the prior year excluding charges for productivity initiatives. EPS movements were unfavorably impacted by $0.07 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent unfavorable impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $15 million, or 1.0%, to $1.55 billion, as the U.S. retail business delivered 1.0% organic growth, which was offset by a decline in Canada. Volume increased 0.5% reflecting volume improvements in Heinz® gravy, Ore-Ida® and non-branded frozen potatoes and Delimex® frozen snacks. These volume improvements were partially offset by the planned exit of T.G.I Friday's® frozen meals and volume declines in Classico® pasta sauces as well as beans and pasta meals in Canada. Higher net price of 0.1% reflects price increases in the Canadian business offset by increased promotions on Ore-Ida® frozen potatoes and Smart Ones® frozen entrees. Sales were also unfavorably impacted by 1.2% from the Company's strategic decision to exit the Boston Market® license. Unfavorable Canadian exchange translation rates decreased sales 0.4%.

Gross profit decreased $4 million, or 0.6%, to $642 million, while the gross profit margin increased to 41.3% from 41.1%. Gross margin increased as productivity improvements and slightly higher pricing more than offset increased commodity costs. Operating income decreased $19 million, or 4.8%, to $374 million, as the decline in gross profit, higher marketing (+22%) and increased S&D expenses in Canada related to the implementation of Project Keystone were partially offset by a savings in G&A, reflecting effective cost management.

Europe

Heinz Europe sales decreased $96 million, or 5.7%, to $1.59 billion, reflecting a 6.3% decline from unfavorable foreign exchange translation rates. Net pricing increased 1.4%, driven by lower promotions in Continental Europe and higher pricing on Heinz® ketchup in Russia, partially offset by higher promotions on Heinz® soup and beans in the U.K. Volume decreased 0.3%, as strong performance in Russia, increases in Heinz® ketchup, and improvements in Heinz® beans and soup in the U.K. were more than offset by volume declines related to weak economies and soft category sales in Italy and Continental Europe. The divestiture of a small soup business in Germany decreased sales 0.5%.

Gross profit decreased $30 million, or 4.7%, to $605 million, while the gross profit margin increased to 38.1% from 37.7%. The $30 million decrease in gross profit was due to the impact of unfavorable foreign exchange translation rates while the gross margin improvement reflects higher pricing, productivity improvements and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain, partially offset by higher commodity costs. Operating income decreased $4 million, or 1.5%, to $278 million, as higher pricing and lower G&A costs resulting from effective cost management and reduced pension expense were more than offset by unfavorable foreign exchange translation rates and increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $1 million, to $1.26 billion, despite unfavorable exchange translation rates decreasing sales by 4.1%. Volume increased 2.3%, largely a result of growth in Golden Circle® products in Australia, ABC® products in Indonesia, Glucon D® and Nycil® branded products in India resulting from an excellent summer season, and continued strong performance of Master® and Heinz® branded sauces in China and Heinz Japan. These increases were partially offset by planned declines in Long Fong® frozen products in China as a result of last year's closure of two factories and several sales offices as well as a significant streamlining of stock-keeping units in order to improve profitability, as well as declines in soup and infant feeding in Australia. Pricing increased 1.8%, due to ABC® products in Indonesia, Complan® nutritional beverages in India and Master® branded sauces in China, partially offset by higher promotional spending in Australia.

Despite unfavorable foreign exchange translation rates, gross profit increased $20 million, or 5.4%, to $394 million, and the gross profit margin increased to 31.2% from 29.6%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A decreased as a result of foreign exchange translation rates and a gain in the current year on the sale of excess land in Indonesia, partially offset by investments in marketing and higher SG&A investments to improve capabilities in our emerging markets businesses. Operating income increased by $21 million, or 21.1%, to $123 million. Australia's operating income improved this year as a result of savings from last year's productivity initiatives.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $21 million, or 3.3%, to $663 million. Pricing increased sales 3.4%, largely due to prior year price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased slightly, by 0.1%.

Gross profit increased $10 million, or 5.3%, to $189 million, and the gross profit margin increased to 28.5% from 28.0%, as higher pricing was more than offset by increases in manufacturing and commodity costs. Operating income increased $13 million, or 20.0%, to $81 million, which was primarily due to higher sales, effective cost management and the benefit from prior year productivity initiatives.

Rest of World

Sales for Rest of World increased $61 million, or 12.5%, to $551 million. Volume increased 15.6% due primarily to increases in both Quero® and Heinz® branded products in Brazil and Heinz® branded products across the region, partially offset by declines in Venezuela due to the recessionary market environment where consumption is being impacted by high inflation. Half of the volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup into this market, resulting in normalized volume growth of 21% for Brazil in the current year. Approximately half of the volume gains in this segment and Brazil's volume gains are a result of one extra month of sales reported in Brazil in the current year, as the business no longer requires an earlier closing date to facilitate timely reporting. This extra month impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing across the region increased sales by 10.1%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 13.2%.

Gross profit increased $9 million, or 5.5%, to $182 million, due to strong results in Brazil which is a result of significant organic growth in this business and the extra month of results in the current year. The increase in Brazil was partially offset by lower results in Venezuela, increased commodity costs and unfavorable foreign exchange translation rates. The gross profit margin declined to 33.0% from 35.2% primarily reflecting increased commodity and other manufacturing costs largely in Venezuela, despite higher pricing. Operating income decreased $6 million, or 9.8%, to $58 million, as unfavorable foreign exchange and declines in Venezuela were only partially offset by the strong performance in Brazil.

Liquidity and Financial Position

Cash provided by operating activities was $291 million compared to $398 million in the prior year. The decline in the first six months of Fiscal 2013 versus Fiscal 2012 reflects unfavorable movements in receivables, largely due to the increase in the accounts receivable securitization program during the first half of last year, income taxes, cash paid in the current year for Fiscal 2012 productivity initiatives, and increased pension contributions, partially offset by favorable movements in payables. Of the $55 million accrual at April 29, 2012 for productivity initiatives, $42 million was paid during the first six months of Fiscal 2013 with the remaining expected to be paid during this fiscal year. The Company's cash conversion cycle improved 6 days from prior year to 38 days in the first six months of Fiscal 2013 as improvements in accounts receivable and inventories of 2 days and 5 days, respectively, were partially offset by decline in accounts payable by 1 day. The improvement in the Company's cash conversion cycle reflects the Company's focus on the reduction in average working capital requirements.
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $114 million and $128 million during the six months ended October 28, 2012 and October 26, 2011, respectively, resulting in a $47 million decrease in cash for sales under this program for the six months ended October 28, 2012 and a $99 million increase in cash for the six months ended October 26, 2011. The decrease in cash proceeds related to the Deferred Purchase Price was $49 million for the six months ended October 28, 2012 and an increase of $101 million for the six months ended October 26, 2011. See Note 14, “Financing Arrangements” for additional information.
During the second quarter of Fiscal 2013, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis resulted in a $63 million discrete tax benefit fully recognized in the second quarter and is expected to provide cash flow benefits of approximately $91 million over the next 10 years as a result of the tax deductions of the assets over their amortization periods.
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82 million. This revaluation resulted in a reduction of tax expense in the first six months of Fiscal 2013, fully recognized in the first quarter, of $13 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13 million. During the second quarter of Fiscal 2012, a foreign subsidiary of the Company also exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $220 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in the second quarter, of $35 million reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $35 million. The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $18 million and $10 million during the second quarters ended October 28, 2012 and October 26, 2011, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.

Cash used for investing activities totaled $151 million compared to $165 million last year. Capital expenditures totaled $176 million (3.1% of sales) compared to $175 million (3.1% of sales) in the prior year. The Company expects capital spending of almost 4% of sales for the year reflecting increased investments in capacity projects in emerging markets and Project Keystone. Proceeds from disposals of property, plant and equipment were $15 million in the current year compared to $6 million in the prior year. The increase is primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures were $17 million in the current year.

Cash used for financing activities totaled $422 million compared to $24 million last year.

•Proceeds from long-term debt were $198 million in the current year and $1.31 billion in the prior year. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•The current year proceeds discussed above were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $209 million in the current year compared to $819 million in the prior year. The prior year proceeds discussed above were used for the repayment of commercial paper, to pay off the Company's $750 million of notes which matured on July 15, 2011, and to pre-fund the repayment of the Company's $600 million notes maturing on March 15, 2012.

•Net proceeds on commercial paper and short-term debt were $20 million this year compared to net payments of $50 million in the prior year.

•Cash payments for treasury stock purchases, net of cash from option exercises, used $19 million of cash in the current year compared to $105 million in the prior year. The Company purchased 1.43 million shares of stock at a total cost of $80 million in the current year and 3.1 million shares of stock at a total cost of $160 million in the prior year.

• Dividend payments totaled $333 million this year, compared to $311 million for the same period last year, reflecting an increase in the annualized dividend per common share to $2.06.

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

At October 28, 2012, the Company had total debt of $5.04 billion (including $128 million relating to hedge accounting adjustments) and cash and cash equivalents of $1.01 billion. Total debt balances remained consistent with prior year end.

At October 28, 2012, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. The Company has historically maintained a commercial paper program that is used to fund operations in the U.S., principally within fiscal quarters. There were $17 million in commercial paper borrowings outstanding at October 28, 2012. The Company's average commercial paper borrowings during the second quarter of Fiscal 2013 was approximately $910 million and the maximum amount of commercial paper borrowings outstanding during the second quarter of Fiscal 2013 was $1.15 billion. The Company's commercial paper maturities are funded principally through new issuances and are repaid by quarter-end using cash from operations and overseas cash which is available for use in the U.S. on a short-term basis without being subject to U.S. tax. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company's foreign subsidiaries.

Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of October 28, 2012.

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

The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of October 28, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. A change in fair value of the earn-out could have a material impact on the Company's earnings.

Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $105 million at October 28, 2012.

The Venezuelan government announced the institution of price controls on a number of food and personal care products sold in the country.   Such controls could impact the products that the Company currently sells within this country. In Fiscal 2012, sales in Venezuela represented less than 3% of the Company's total sales.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 28, 2012. For additional information, refer to page 21 of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

As of the end of the second quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $70 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

Fiscal 2012 Results Excluding Charges for Productivity Initiatives

Management believes that this measure provides useful information to investors because it is the profitability measure used to evaluate earnings performance on a comparable year-over-year basis. The adjustments were charges in Fiscal 2012 for non-recurring productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the following reconciliation of the Company's second quarter and six month Fiscal 2012 results excluding charges for productivity initiatives to the relevant GAAP measure.

	Second Quarter Ended
	October 26, 2011
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,813,964	$967,619	$609,474	$358,145	18.1%	$237,277	$0.73
Charges for productivity initiatives	—	27,451	9,866	37,317	31.6%	25,534	0.08
Results excluding charges for productivity initiatives	$2,813,964	$995,070	$599,608	$395,462	19.6%	$262,811	$0.81

	Six Months Ended
	October 26, 2011
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$5,646,562	$1,951,251	$1,222,568	$728,683	20.7%	$464,006	$1.43
Charges for productivity initiatives	—	58,841	18,987	77,828	30.6%	53,982	0.17
Results excluding charges for productivity initiatives	$5,646,562	$2,010,092	$1,203,581	$806,511	21.9%	$517,988	$1.60

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

	Second Quarter Ended
	October 28, 2012
(Continuing Operations)	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
Q2FY13 total Company	3.3%		(2.4)%		(0.4)%		0.5%
Q2FY13 global ketchup	5.0%		(1.1)%		0.0%		3.8%
Q2FY13 emerging markets	13.2%		(7.6)%		4.7%	*	10.3%
Q2FY13 top 15 brands	4.6%		(2.9)%		0.0%		1.7%
Q2FY13 U.S. Consumer Products	1.0%		0.0%		(0.8)%		0.1%

	Six Months Ended
	October 28, 2012
(Continuing Operations)	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
YTDFY13 global ketchup	4.3%		(3.1)%		0.0%		1.2%
YTDFY13 emerging markets	16.4%		(10.1)%		4.5%	*	10.8%
YTDFY13 top 15 brands	5.3%		(4.4)%		0.0%		0.9%
YTDFY13 U.S. Consumer Products	1.0%		0.0%		(1.6)%		(0.5)%

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

Total Company (in millions)	Second Quarter Ended
October 28, 2012
Cash provided by operating activities	$242.2
Capital expenditures	(91.5)
Proceeds from disposals of property, plant and equipment	4.6
Operating Free Cash Flow	$155.4
(Totals may not add due to rounding)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the six months ended October 28, 2012. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

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

(b) Changes in Internal Control over Financial Reporting

During the first six months of Fiscal 2013, the Company continued its implementation of SAP software across operations in the Canadian and German countries. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of Fiscal 2013, the Company repurchased the following number of shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
Period
July 30, 2012 - August 26, 2012	—	$—	—	—
August 27, 2012 - September 23, 2012	875,000	56.20	—	—
September 24, 2012 - October 28, 2012	221,270	57.80	—	—
Total	1,096,270	$56.53	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on May 31, 2006 for a maximum of 25 million shares. All repurchases were made in open market transactions. As of October 28, 2012, there are no shares left to be purchased under the 2006 program. The Company's Board of Directors on November 14, 2012 approved the continuation of the Company's share repurchase program by authorizing the multi-year repurchase of up to 15 million additional shares.

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

3(ii). The Company's By-Laws, as amended effective August 28, 2012, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated August 31, 2012.

10(a). Management contracts and compensatory plans:

(i)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees).

(ii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting).

(iv)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention).

(v)	Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees).

(vi)	Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees).
12.  Computation of Ratios of Earnings to Fixed Charges.
18.1 Preferable Accounting Principles Letter from PricewaterhouseCoopers LLP.
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

H. J. HEINZ COMPANY
(Registrant)
Date:	November 20, 2012
		By:	/s/ ARTHUR B. WINKLEBLACK
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 20, 2012
		By:	/s/ EDWARD J. MCMENAMIN
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

3(ii). The Company's By-Laws, as amended effective August 28, 2012, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated August 31, 2012.

10(a). Management contracts and compensatory plans:

(i)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees).

(ii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees).

(iii)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting).

(iv)	Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention).

(v)	Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees).

(vi)	Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees).
12.  Computation of Ratios of Earnings to Fixed Charges.
18.1 Preferable Accounting Principles Letter from PricewaterhouseCoopers LLP.
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