Form 10-Q
period 2013-01-27
HEINZ H J CO
filed 2013-02-21
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, par value $0.25 per share, outstanding as of January 27, 2013 was 320,651,043 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$2,933,331	$2,874,927
Cost of products sold	1,826,816	1,841,329
Gross profit	1,106,515	1,033,598
Selling, general and administrative expenses	638,654	607,070
Operating income	467,861	426,528
Interest income	6,149	6,690
Interest expense	71,091	72,542
Other expense, net	(14,104)	(2,580)
Income from continuing operations before income taxes	388,815	358,096
Provision for income taxes	77,333	67,268
Income from continuing operations	311,482	290,828
Loss from discontinued operations, net of tax	(38,668)	(3,589)
Net income	272,814	287,239
Less: Net income attributable to the noncontrolling interest	3,268	2,545
Net income attributable to H. J. Heinz Company	$269,546	$284,694
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.95	$0.89
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.12)	(0.01)
Net income attributable to H. J. Heinz Company common shareholders	$0.83	$0.88
Average common shares outstanding—diluted	323,218	322,713
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$0.96	$0.90
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.12)	(0.01)
Net income attributable to H. J. Heinz Company common shareholders	$0.84	$0.89
Average common shares outstanding—basic	320,745	320,159
Cash dividends per share	$0.515	$0.48
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$308,214	$288,283
Loss from discontinued operations, net of tax	(38,668)	(3,589)
Net income	$269,546	$284,694
(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(Unaudited) (In thousands, Except per Share Amounts)
Sales	$8,538,315	$8,495,904
Cost of products sold	5,416,840	5,511,796
Gross profit	3,121,475	2,984,108
Selling, general and administrative expenses	1,841,487	1,814,210
Operating income	1,279,988	1,169,898
Interest income	22,295	25,626
Interest expense	213,069	218,104
Other expense, net	(18,098)	(3,289)
Income from continuing operations before income taxes	1,071,116	974,131
Provision for income taxes	169,957	191,904
Income from continuing operations	901,159	782,227
Loss from discontinued operations, net of tax	(72,079)	(19,893)
Net income	829,080	762,334
Less: Net income attributable to the noncontrolling interest	12,063	14,517
Net income attributable to H. J. Heinz Company	$817,017	$747,817
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.75	$2.37
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.22)	(0.06)
Net income attributable to H. J. Heinz Company common shareholders	$2.53	$2.31
Average common shares outstanding—diluted	323,048	323,538
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$2.77	$2.39
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.22)	(0.06)
Net income attributable to H. J. Heinz Company common shareholders	$2.55	$2.32
Average common shares outstanding—basic	320,523	320,850
Cash dividends per share	$1.545	$1.44
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$889,096	$767,710
Loss from discontinued operations, net of tax	(72,079)	(19,893)
Net income	$817,017	$747,817
(Per share amounts may not add due to rounding)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Third Quarter Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(Unaudited) (In thousands)
Net income	$272,814	$287,239
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	48,977	(113,519)
Reclassification of net pension and post-retirement benefit losses to net income	15,102	13,646
Net deferred (losses)/gains on derivatives from periodic revaluations	(19,933)	2,931
Net deferred losses on derivatives reclassified to earnings	31,003	285
Total comprehensive income	347,963	190,582
Comprehensive income attributable to the noncontrolling interest	(2,465)	(3,949)
Comprehensive income attributable to H. J. Heinz Company	$345,498	$186,633

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(Unaudited) (In thousands)
Net income	$829,080	$762,334
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(114,450)	(484,309)
Reclassification of net pension and post-retirement benefit losses to net income	42,253	40,870
Net deferred (losses)/gains on derivatives from periodic revaluations	(13,016)	29,796
Net deferred losses/(gains) on derivatives reclassified to earnings	26,788	(16,513)
Total comprehensive income	770,655	332,178
Comprehensive loss attributable to the noncontrolling interest	3,421	4,943
Comprehensive income attributable to H. J. Heinz Company	$774,076	$337,121

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2013 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$1,100,689	$1,330,441
Trade receivables, net	896,415	815,600
Other receivables, net	202,358	177,910
Inventories:
Finished goods and work-in-process	1,135,509	1,082,317
Packaging material and ingredients	312,845	247,034
Total inventories	1,448,354	1,329,351
Prepaid expenses	173,045	174,795
Other current assets	88,011	54,139
Total current assets	3,908,872	3,882,236
Property, plant and equipment	5,319,307	5,266,561
Less accumulated depreciation	2,891,133	2,782,423
Total property, plant and equipment, net	2,428,174	2,484,138
Goodwill	3,104,527	3,185,527
Trademarks, net	1,050,856	1,090,892
Other intangibles, net	383,043	407,802
Other non-current assets	1,053,632	932,698
Total other non-current assets	5,592,058	5,616,919
Total assets	$11,929,104	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2013 FY 2013	April 29, 2012* FY 2012
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$14,747	$46,460
Portion of long-term debt due within one year	1,038,511	200,248
Trade payables	1,129,651	1,202,398
Other payables	158,143	146,414
Accrued marketing	320,052	303,132
Other accrued liabilities	623,962	647,769
Income taxes	91,283	101,540
Total current liabilities	3,376,349	2,647,961
Long-term debt	3,930,592	4,779,981
Deferred income taxes	776,660	817,928
Non-pension postretirement benefits	230,919	231,452
Other non-current liabilities	504,760	581,390
Total long-term liabilities	5,442,931	6,410,751
Redeemable noncontrolling interest	28,706	113,759
Equity:
Capital stock	107,834	107,835
Additional capital	608,820	594,608
Retained earnings	7,877,440	7,567,278
	8,594,094	8,269,721
Less:
Treasury stock at cost (110,445 shares at January 27, 2013 and 110,870 shares at April 29, 2012)	4,675,844	4,666,404
Accumulated other comprehensive loss	887,669	844,728
Total H. J. Heinz Company shareholders’ equity	3,030,581	2,758,589
Noncontrolling interest	50,537	52,233
Total equity	3,081,118	2,810,822
Total liabilities and equity	$11,929,104	$11,983,293
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net income	$829,080	$762,334
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	221,519	217,620
Amortization	34,890	33,965
Deferred tax benefit	(59,718)	(71,533)
Net loss on divestitures	19,765	—
Impairment on assets held for sale	36,000	—
Pension contributions	(53,251)	(15,490)
Other items, net	22,654	87,859
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(148,132)	46,128
Inventories	(158,456)	(126,627)
Prepaid expenses and other current assets	5,699	(13,705)
Accounts payable	(42,852)	(182,333)
Accrued liabilities	(5,406)	(76,976)
Income taxes	(24,871)	82,272
Cash provided by operating activities	676,921	743,514
Cash Flows from Investing Activities:
Capital expenditures	(259,187)	(274,498)
Proceeds from disposals of property, plant and equipment	17,335	6,926
Proceeds from divestitures	16,783	664
Acquisitions, net of cash acquired	—	(3,250)
Sale of short-term investments	—	47,976
Change in restricted cash	3,994	(39,052)
Other items, net	(10,276)	(9,396)
Cash used for investing activities	(231,351)	(270,630)
Cash Flows from Financing Activities:
Payments on long-term debt	(216,972)	(831,553)
Proceeds from long-term debt	202,332	1,310,903
Net proceeds/(payments) on commercial paper and short-term debt	31,068	(56,943)
Dividends	(499,678)	(464,901)
Exercise of stock options	96,111	74,518
Purchase of treasury stock	(139,069)	(201,904)
Acquisitions of subsidiary shares from noncontrolling interest	(80,132)	(54,824)
Earn-out settlement	(44,547)	—
Other items, net	1,602	5,479
Cash used for financing activities	(649,285)	(219,225)
Effect of exchange rate changes on cash and cash equivalents	(26,037)	(129,059)
Net (decrease)/increase in cash and cash equivalents	(229,752)	124,600
Cash and cash equivalents at beginning of year	1,330,441	724,311
Cash and cash equivalents at end of period	$1,100,689	$848,911
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

(2)    Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss. Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income. The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements. The new amendments will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss, and cross-reference to other disclosures currently required under U.S. generally accepted accounting principles for certain other reclassification items. The Company is required to adopt this revised standard in the fourth quarter of Fiscal 2013. This revised standard will not impact our results of operations or financial position.

In July 2012, the FASB issued an amendment to the indefinite-lived intangibles impairment standard. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can by-pass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible asset in any period. The Company is required to adopt this revised standard in Fiscal 2014, however, the Company will early adopt this revised standard for the Fiscal 2013 annual impairment tests which will be performed during the fourth quarter of Fiscal 2013. This revised standard will not impact our results of operations or financial position.

(3)    Discontinued Operations

In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. The Company is currently committed to its plan to sell this business and anticipates securing an agreement with a buyer in the next 12 months. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of January 27, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the condensed consolidated balance sheet as of January 27, 2013 as they are not material for separate balance sheet presentation.
During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.

The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(In millions)
Sales	$14.2	$43.2	$30.0	$103.6
Net after-tax losses	$(2.7)	$(3.6)	$(15.0)	$(19.9)
Tax (expense)/benefit on losses	$(0.2)	$0.8	$0.4	$1.4

(4)    Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $33.7 million pre-tax ($22.6 million after-tax or $0.07 per share) during the third quarter ended January 25, 2012 and $111.2 million pre-tax ($76.3 million after-tax or $0.24 per share) during the nine months ended January 25, 2012, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•$11.0 million and $39.6 million for the third quarter and nine months ended January 25, 2012, respectively, relating to asset write-offs and accelerated depreciation for the closure of six factories, including two in Europe, three in the U.S. and one in Asia/Pacific,

•$9.3 million and $38.0 million for the third quarter and nine months ended January 25, 2012, respectively, for severance and employee benefit costs relating to the reduction of the global workforce by approximately 760 positions through the nine months ended January 25, 2012, and

•$13.4 million and $33.6 million for the third quarter and nine months ended January 25, 2012, respectively, associated with other implementation costs, primarily for professional fees, contract termination and relocation costs for the establishment of the European supply chain hub and to improve manufacturing efficiencies in the Asia/Pacific segment.

Of the $33.7 million total pre-tax charges for the third quarter ended January 25, 2012, $22.2 million was recorded in cost of products sold and $11.4 million in selling, general and administrative expenses (“SG&A”). Of the $111.2 million total pre-tax charges for the nine months ended January 25, 2012, $81.0 million was recorded in cost of products sold and $30.1 million in SG&A. In addition, after-tax charges of $0.1 million and $0.5 million were recorded in loss from discontinued operations for the third quarter and nine months ended January 25, 2012, respectively, for severance and employee benefit costs relating to the reduction of the LongFong workforce by approximately 70 positions through the nine months ended January 25, 2012. Cash paid for productivity initiatives in the first nine months of Fiscal 2012 was $62.6 million.

The Company did not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Fiscal 2012
	Third Quarter Ended	Nine Months Ended
	January 25, 2012	January 25, 2012
	(In millions)
North American Consumer Products	$3.8	$7.2
Europe	9.0	23.4
Asia/Pacific	11.7	43.3
U.S. Foodservice	8.7	34.8
Rest of World	0.1	2.1
Non-Operating	$0.3	$0.3
Total productivity charges	$33.7	$111.2
(Totals may not add due to rounding)

There were no charges for productivity initiatives in Fiscal 2013. The amount included in other accrued liabilities related to productivity initiatives totaled $54.6 million at April 29, 2012, of which $44 million has been paid during the first nine months of Fiscal 2013 and the remainder is expected to be paid during this fiscal year.

(5)    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended January 27, 2013 and fiscal year ended April 29, 2012, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(In thousands)
Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	1,107,075	1,145,288	395,199	257,674	280,291	3,185,527
Disposals	—	(527)	—	(899)	—	(1,426)
Impairment loss	—	—	(36,000)	—	—	(36,000)
Goodwill allocated to discontinued operations	—	—	(4,526)	—	—	(4,526)
Translation adjustments	(3,642)	(9,591)	3,050	—	(28,865)	(39,048)
Balance at January 27, 2013	$1,103,433	$1,135,170	$357,723	$256,775	$251,426	$3,104,527

As a result of classifying the LongFong business as held-for-sale, the Company took a non-cash impairment charge of $36.0 million to goodwill based on the fair value of the anticipated sale. During the second quarter of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. As such, the Company completed its annual impairment assessment of goodwill during the third quarter of Fiscal 2013. No additional impairments were identified during the Company's annual assessment of goodwill. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific and $27.4 million for Rest of World as of January 27, 2013.

Trademarks and other intangible assets at January 27, 2013 and April 29, 2012, subject to amortization expense, are as follows:

	January 27, 2013			April 29, 2012
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Trademarks	$286,554	$(90,953)	$195,601	$282,937	$(87,925)	$195,012
Licenses	208,186	(168,234)	39,952	208,186	(163,945)	44,241
Recipes/processes	87,189	(37,107)	50,082	89,207	(35,811)	53,396
Customer-related assets	211,482	(75,360)	136,122	216,755	(69,244)	147,511
Other	46,476	(26,388)	20,088	48,643	(25,442)	23,201
	$839,887	$(398,042)	$441,845	$845,728	$(382,367)	$463,361

Amortization expense for trademarks and other intangible assets was $7.7 million and $7.5 million for the third quarters ended January 27, 2013 and January 25, 2012, respectively and $23.1 million and $24.4 million for the nine months ended January 27, 2013 and January 25, 2012, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of January 27, 2013, annual amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.
Intangible assets not subject to amortization at January 27, 2013 totaled $992.1 million and consisted of $855.3 million of trademarks, $117.1 million of recipes/processes, and $19.7 million of licenses. Intangible assets not subject to amortization at April 29, 2012 totaled $1.04 billion and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 29, 2012 is due primarily to translation adjustments and intangible assets allocated to discontinued operations.

(6)    Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2010 for the United Kingdom and the U.S., and through Fiscal 2008 for Australia, Canada, and Italy.
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
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in the first nine months of Fiscal 2013, fully recognized in the first quarter, of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million.
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
The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $17.9 million and $10.4 million during the nine months ended January 27, 2013 and January 25, 2012, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.

The effective tax rate for the nine months ended January 27, 2013 decreased to 15.9% from 19.7% in the prior year on a reported basis. The decrease in the effective tax rate is primarily the result of the benefit of the Fiscal 2013 reorganization and revaluation noted above exceeding the benefit of the Fiscal 2012 revaluation noted above.  In addition, the current period contains lower repatriation costs on current year earnings, the benefit of which is partially offset by the prior period benefits from the favorable resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $35.2 million and $52.7 million, on January 27, 2013 and April 29, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $27.1 million and $38.9 million, on January 27, 2013 and April 29, 2012, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $18.3 million in the next 12 months primarily due to the expiration of statutes of limitations in various foreign jurisdictions along with the progression of state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest and penalties accrued at January 27, 2013 were $11.0 million and $7.4 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2012 were $16.0 million and $13.8 million, respectively.

(7)    Employees’ Stock Incentive Plans and Management Incentive Plans
At January 27, 2013, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan, as described on pages 52 to 56 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012. The compensation cost related to these plans primarily recognized in SG&A and the related tax benefit are as follows:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013	January 25, 2012	January 27, 2013	January 25, 2012
	(In millions)
Pre-tax compensation cost	$8.0	$8.5	$26.7	$27.0
Tax benefit	2.5	2.8	8.7	8.9
After-tax compensation cost	$5.5	$5.7	$18.0	$18.1
The Company granted 1,540,340 and 1,649,119 option awards to employees during the nine months ended January 27, 2013 and January 25, 2012, respectively. The weighted average fair value per share of the options granted during the nine months ended January 27, 2013 and January 25, 2012, as computed using the Black-Scholes pricing model, was $5.79 and $5.80, respectively. The awards granted in Fiscal 2013 and Fiscal 2012 were sourced from the Fiscal Year 2003 Stock Incentive Plan. The weighted average assumptions used to estimate the fair values are as follows:

	Nine Months Ended
	January 27, 2013	January 25, 2012
Dividend yield	3.7%	3.7%
Expected volatility	19.4%	20.9%
Weighted-average expected life (in years)	7.0	5.0
Risk-free interest rate	1.0%	1.0%

The Company granted 420,068 and 457,783 restricted stock units to employees during the nine months ended January 27, 2013 and January 25, 2012 at weighted average grant prices of $55.94 and $52.28, respectively.
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

	Third Quarter Ended		Nine Months Ended
	January 27, 2013	January 25, 2012	January 27, 2013	January 25, 2012
	(In millions)
Pre-tax compensation cost	$2.0	$3.2	$13.1	$14.2
Tax benefit	0.7	1.1	4.5	5.0
After-tax compensation cost	$1.3	$2.1	$8.6	$9.2

(8)    Pensions and Other Post-Retirement Benefits
The components of net periodic benefit cost are as follows:

	Third Quarter Ended
	January 27, 2013	January 25, 2012	January 27, 2013	January 25, 2012
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$7,990	$8,262	$1,628	$1,478
Interest cost	33,503	34,273	2,487	2,844
Expected return on plan assets	(63,500)	(57,665)	—	—
Amortization of prior service cost/(credit)	639	493	(1,544)	(1,533)
Amortization of unrecognized loss	19,151	20,691	451	274
Settlements	3,116	—	—	—
Net periodic benefit expense	$899	$6,054	$3,022	$3,063

	Nine Months Ended
	January 27, 2013	January 25, 2012	January 27, 2013	January 25, 2012
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$23,793	$25,318	$4,875	$4,475
Interest cost	99,756	104,759	7,452	8,591
Expected return on plan assets	(189,130)	(176,202)	—	—
Amortization of prior service cost/(credit)	1,912	1,486	(4,633)	(4,595)
Amortization of unrecognized loss	57,235	62,857	1,352	821
Settlements	4,463	—	—	—
Net periodic benefit (income)/expense	$(1,971)	$18,218	$9,046	$9,292

The amounts recognized for pension benefits as other non-current assets on the Company's condensed consolidated balance sheets were $492.4 million as of January 27, 2013 and $399.9 million as of April 29, 2012.

During the first nine months of Fiscal 2013, the Company contributed $53 million to these defined benefit plans. On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions.  The measure, which is designed to stabilize the discount rate used to determine the funding requirements from the effects of interest rate volatility, will serve to preserve existing credit balances in the Heinz U.S. funded defined benefit pension plans.  The Company expects to make combined cash contributions of approximately $75 million in Fiscal 2013, none of which relate to these U.S. funded defined benefit pension plans.  However, actual contributions may be affected by pension asset and liability valuations during the year.

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
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, the Fiscal 2013 charge for the settlement of the Foodstar Holdings Pte ("Foodstar") earn-out (see Note 15), and costs associated with the Fiscal 2012 corporation-wide productivity initiatives (see Note 4) are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(In thousands)
Net external sales:
North American Consumer Products	$824,158	$829,866	$2,377,967	$2,398,758
Europe	858,800	854,693	2,445,143	2,536,712
Asia/Pacific	619,445	606,377	1,870,211	1,844,383
U.S. Foodservice	344,566	342,116	1,007,940	984,519
Rest of World	286,362	241,875	837,054	731,532
Consolidated Totals	$2,933,331	$2,874,927	$8,538,315	$8,495,904
Operating income/(loss):
North American Consumer Products	$224,402	$227,251	$598,174	$619,956
Europe	172,050	161,697	449,642	443,606
Asia/Pacific	59,341	55,941	192,046	171,190
U.S. Foodservice	50,241	50,285	131,114	117,702
Rest of World	34,345	18,363	92,452	82,778
Other:
Non-Operating(a)	(60,437)	(53,352)	(171,359)	(154,183)
Settlement of earn-out(b)	(12,081)	—	(12,081)	—
Productivity initiatives(c)	—	(33,657)	—	(111,151)
Consolidated Totals	$467,861	$426,528	$1,279,988	$1,169,898
______________________________________

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 15 for further details on the settlement of the Foodstar earn-out.

(c)	See Note 4 for further details on Fiscal 2012 productivity initiatives.
The Company’s revenues are generated via the sale of products in the following categories:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(In thousands)
Ketchup and Sauces	$1,321,859	$1,261,567	$3,956,275	$3,840,379
Meals and Snacks	1,142,428	1,162,891	3,172,522	3,219,218
Infant/Nutrition	292,655	280,308	874,627	903,930
Other	176,389	170,161	534,891	532,377
Total	$2,933,331	$2,874,927	$8,538,315	$8,495,904

(10)    Income Per Common Share
The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic earnings per share to those shares used to calculate diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(In thousands)
Income from continuing operations attributable to H. J. Heinz Company	$308,214	$288,283	$889,096	$767,710
Allocation to participating securities(a)	—	1,151	—	1,939
Preferred dividends	3	3	8	8
Income from continuing operations applicable to common stock	$308,211	$287,129	$889,088	$765,763

Average common shares outstanding—basic	320,745	320,159	320,523	320,850
Effect of dilutive securities:
Convertible preferred stock	91	102	91	96
Stock options, restricted stock and the global stock purchase plan	2,382	2,452	2,434	2,592
Average common shares outstanding—diluted	323,218	322,713	323,048	323,538
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
Options to purchase an aggregate of 0.7 million shares of common stock for the third quarter and nine months ended January 27, 2013 and 0.7 million shares of common stock for the third quarter and nine months ended January 25, 2012 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2022.

(11)    Comprehensive Income/(Loss)
The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the third quarter and nine months ended January 27, 2013:

	January 27, 2013 FY 2013
	Third Quarter Ended			Nine Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net income	$269,546	$3,268	$272,814	$817,017	$12,063	$829,080
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	49,780	(803)	48,977	(98,914)	(15,536)	(114,450)
Reclassification of net pension and postretirement benefit losses to net income	15,102	—	15,102	42,194	59	42,253
Net deferred (losses)/gains on derivatives from periodic revaluations	(19,933)	—	(19,933)	(13,049)	33	(13,016)
Net deferred losses/(gains) on derivatives reclassified to earnings	31,003	—	31,003	26,828	(40)	26,788
Total comprehensive income/(loss)	$345,498	$2,465	$347,963	$774,076	$(3,421)	$770,655
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	Third Quarter Ended			Nine Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
January 27, 2013
Foreign currency translation adjustments	$(64)	$—	$(64)	$(67)	$—	$(67)
Reclassification of net pension and post-retirement benefit losses to net income	$6,770	$—	$6,770	$18,251	$—	$18,251
Net change in fair value of cash flow hedges	$15,521	$—	$15,521	$11,765	$(12)	$11,753
Net hedging gains/losses reclassified into earnings	$20,381	$—	$20,381	$17,165	$(14)	$17,151
January 25, 2012
Foreign currency translation adjustments	$274	$—	$274	$208	$—	$208
Reclassification of net pension and post-retirement benefit losses to net income	$6,729	$—	$6,729	$19,052	$—	$19,052
Net change in fair value of cash flow hedges	$(1,734)	$16	$(1,718)	$(18,500)	$28	$(18,472)
Net hedging gains/losses reclassified into earnings	$(296)	$4	$(292)	$(12,859)	$97	$(12,762)

(12)    Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

		H. J. Heinz Company
	Total	Capital Stock	Additional Capital	Retained Earnings	Treasury Stock	Accum OCI	Noncontrolling Interest
	(In thousands)
Balance as of April 29, 2012	$2,810,822	$107,835	$594,608	$7,567,278	$(4,666,404)	$(844,728)	$52,233
Comprehensive (loss)/ income(a)	796,596	—	—	817,017	—	(26,808)	6,387
Dividends paid to shareholders of H. J. Heinz Company	(499,678)	—	—	(499,678)	—	—	—
Dividends paid to noncontrolling interest	(8,083)	—	—	—	—	—	(8,083)
Stock options exercised, net of shares tendered for payment	100,384	—	(9,219)	—	109,603	—	—
Stock option expense	9,297	—	9,297	—	—	—	—
Restricted stock unit activity	10,876	—	(5,183)	—	16,059	—	—
Conversion of preferred into common stock	—	(1)	(69)	—	70	—	—
Shares reacquired	(139,069)	—	—	—	(139,069)	—	—
Acquisition of subsidiary shares from noncontrolling interests(b)	(4,880)	—	18,956	(7,703)	—	(16,133)	—
Other	4,853	—	430	526	3,897	—	—
Balance as of January 27, 2013	$3,081,118	$107,834	$608,820	$7,877,440	$(4,675,844)	$(887,669)	$50,537
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
At January 27, 2013, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. There were $63 million of commercial paper borrowings outstanding at January 27, 2013.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of January 27, 2013.

(14)    Financing Arrangements
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $144.9 million and $137.0 million during the nine months ended January 27, 2013 and January 25, 2012, respectively, resulting in a decrease of $16.9 million in cash for sales under this program for the nine months ended January 27, 2013 and an increase in cash of $108.0 million for the nine months ended January 25, 2012. The fair value of the Deferred Purchase Price was $83.9 million and $56.8 million as of January 27, 2013 and April 29, 2012, respectively. The decrease in cash proceeds related to the Deferred Purchase Price was $27.1 million for the nine months ended January 27, 2013 and was an increase in cash of $89.5 million for the nine months ended January 25, 2012. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of January 27, 2013 and April 29, 2012, due to the nature of the short-term underlying financial assets.
In addition, the Company acted as servicer for approximately $191 million and $206 million of trade receivables which were sold to unrelated third parties without recourse as of January 27, 2013 and April 29, 2012, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of January 27, 2013 or April 29, 2012 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of January 27, 2013 and April 29, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	January 27, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$71,966	$—	$71,966	$—	$90,221	$—	$90,221
Total assets at fair value	$—	$71,966	$—	$71,966	$—	$90,221	$—	$90,221
Liabilities:
Derivatives(a)	$—	$53,419	$—	$53,419	$—	$15,379	$—	$15,379
Earn-out(b)	$—	$—	$—	$—	$—	$—	$46,881	$46,881
Total liabilities at fair value	$—	$53,419	$—	$53,419	$—	$15,379	$46,881	$62,260
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

(b)
The Company acquired Foodstar, a manufacturer of soy sauces and fermented bean curd in China, in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Key assumptions in determining the fair value of the earn-out included the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million, of which $15.5 million was reported in cash from operating activities and $44.5 million was reported in cash from financing activities on the consolidated cash flow statement for the nine months ended January 27, 2013. In addition, the Company incurred a $12.1 million charge in the third quarter ended January 27, 2013, which was recorded in SG&A on the consolidated income statement and in the Non-Operating segment, for the difference between the settlement amount and current carrying value of the earn-out as reported on the Company's balance sheet at the date of this transaction.

As a result of classifying the LongFong business as held for sale, the Company took a non-cash impairment charge of $36.0 million to goodwill. This charge reduced the Company's carrying value to the estimated fair value of the anticipated sale, which is based on unobservable inputs and thus represents a Level 3 measurement. The remaining carrying value is not material. See Note 3 for further information.
The aggregate fair value of the Company's long-term debt, including the current portion, was $5.76 billion as compared with the $4.97 billion carrying value at January 27, 2013, and $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2013 and 2012.

(16)    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At January 27, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.88 billion, $160 million and $341 million, respectively. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively.

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of January 27, 2013 and April 29, 2012:

	January 27, 2013			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$23,131	$5,146	$—	$17,318	$6,851	$18,222
Other non-current assets	11,912	27,365	—	8,188	29,393	4,974
	35,043	32,511	—	25,506	36,244	23,196
Derivatives not designated as hedging instruments:
Other receivables, net	4,023	—	—	5,041	—	—
Other non-current assets	—	389	—	—	234	—
	4,023	389	—	5,041	234	—
Total assets	$39,066	$32,900	$—	$30,547	$36,478	$23,196
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$4,240	$—	$22,389	$10,653	$—	$2,760
Other non-current liabilities	—	—	25,274	14	—	—
	4,240	—	47,663	10,667	—	2,760
Derivatives not designated as hedging instruments:
Other payables	1,516	—	—	1,952	—	—
Total liabilities	$5,756	$—	$47,663	$12,619	$—	$2,760

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the third quarters ended January 27, 2013 and January 25, 2012:

	Third Quarter Ended
	January 27, 2013			January 25, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$13,856	$—	$(49,310)	$13,634	$—	$(8,985)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$2,820	$—	$—	$1,456	$—	$—
Cost of products sold	(1,301)	—	—	(4,419)	—	—
Selling, general and administrative expenses	15	—	—	(57)	—	—
Other (expense)/income, net	(3,251)	—	(48,271)	12,875	—	(8,373)
Interest (expense)/income	(41)	(59)	(1,296)	33	(59)	(1,449)
	(1,758)	(59)	(49,567)	9,888	(59)	(9,822)
Fair value hedges:
Net losses recognized in other expense, net	—	(4,467)	—	—	(4,113)	—

Derivatives not designated as hedging instruments:
Net gains/(losses) recognized in other expense, net	1,023	—	—	(1,846)	—	—
Net losses recognized in interest income	—	(335)	—	—	(739)	—
	1,023	(335)	—	(1,846)	(739)	—
Total amount recognized in statement of income	$(735)	$(4,861)	$(49,567)	$8,042	$(4,911)	$(9,822)

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the nine months ended January 27, 2013 and January 25, 2012:

	Nine Months Ended
	January 27, 2013			January 25, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$26,216	$—	$(50,985)	$31,965	$(2,341)	$18,644
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$7,004	$—	$—	$5,549	$—	$—
Cost of products sold	(6,589)	—	—	(14,223)	—	—
Selling, general and administrative expenses	(102)	—	—	48	—	—
Other income/(expense), net	5,308	—	(45,262)	20,878	—	21,289
Interest (expense)/income	(161)	(177)	(3,963)	214	(88)	(4,392)
	5,460	(177)	(49,225)	12,466	(88)	16,897
Fair value hedges:
Net losses recognized in other expense, net	—	(3,733)	—	—	(14,723)	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(88)	—	—	(5,915)	—	—
Net gains/(losses) recognized in interest income	—	155	—	—	(739)	—
	(88)	155	—	(5,915)	(739)	—
Total amount recognized in statement of income	$5,372	$(3,755)	$(49,225)	$6,551	$(15,550)	$16,897

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
The Company also enters into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout the third quarter, net losses of $48.3 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net during the third quarter of Fiscal 2013. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation. These contracts are scheduled to mature in Fiscals 2014 and 2016.

Deferred Hedging Gains and Losses:
As of January 27, 2013, the Company is hedging forecasted transactions for periods not exceeding 3 years. During the next 12 months, the Company expects $1.8 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the third quarters and nine months ended January 27, 2013 and January 25, 2012. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the third quarters and nine months ended January 27, 2013 and January 25, 2012.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $279.2 million and $445.5 million that did not meet the criteria for hedge accounting as of January 27, 2013 and April 29, 2012, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains related to outstanding contracts totaled $2.5 million and $3.1 million as of January 27, 2013 and April 29, 2012, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put into place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains of $0.4 million and $6.2 million for the third quarters ended January 27, 2013 and January 25, 2012, respectively, and gains of $1.8 million and $11.4 million for the nine months ended January 27, 2013 and January 25, 2012.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. The Company recorded an immaterial amount of interest income during the third quarter and nine months ended January 27, 2013 and a $0.9 million reduction in interest income during the third quarter and nine months ended January 25, 2012, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized gains/(losses) totaled $0.4 million and $(0.7) million as of January 27, 2013 and January 25, 2012, respectively. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap.
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

(17)    Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $135 million at January 27, 2013.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company will record an approximately $43 million pre-tax currency translation loss, which will be reflected within other expense, net, on the consolidated statement of income during the fourth quarter of Fiscal 2013 ($39 million after-tax loss). The monetary net asset position of our

Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $92 million at February 13, 2013, the date of the devaluation.

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

(19)     Subsequent Event - Berkshire Hathaway and 3G Capital Transaction
On February 13, 2013, the Company entered into a definitive agreement to be acquired by an investment group comprised of Berkshire Hathaway and 3G Capital. Under the terms of the agreement, which was unanimously approved by the Company's Board of Directors on February 13, 2013, the Company's shareholders will receive $72.50 in cash for each share of common stock, in a transaction valued at $28 billion, including the assumption of the Company's outstanding debt. The transaction will be financed through a combination of cash provided by Berkshire Hathaway and an affiliate of 3G Capital, rollover of certain existing debt, as well as debt financing that has been committed by J.P. Morgan and Wells Fargo. The transaction is subject to approval by the Company's shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third calendar quarter of 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the third quarter of Fiscal 2013, the Company generated organic sales growth(1) of 2.3% comprised of a 0.3% volume improvement and a 2.0% increase in net pricing. Overall sales improved 2.0% as product line divestitures and foreign currency combined to reduce sales 0.4%. Organic sales growth was led by our trio of growth engines comprised of emerging markets, the Company's top 15 brands and global ketchup. The emerging markets posted organic sales growth of 17.6% for the quarter (18.8% reported) and represented 23% of total Company sales. The Company's top 15 brands generated organic sales growth of 2.6% (2.2% reported) driven by the Heinz®, ABC®, Quero®, Classico®, and Master® brands. Global ketchup grew organically 4.2% (4.7% reported) mainly driven by improvements in Russia, Venezuela and Canada. Product line divestitures reduced sales by 0.3%. This quarter marks the 31st consecutive quarter of organic sales growth for the Company.
On a reported basis, gross margin for the third quarter improved 170 basis points, to 37.7%, compared to prior year. Excluding charges for productivity initiatives in Fiscal 2012(2), gross margin improved 100 basis points driven by higher pricing and productivity improvements which more than offset higher commodity costs.
During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte ("Foodstar") earn-out that was due in Fiscal 2014 in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in a cash payment of $60 million and a $12 million charge, which represents the difference between the settlement amount and carrying value of the earn-out on the Company's balance sheet at the date of this transaction. This charge was recorded in selling, general and administrative expenses ("SG&A") on the consolidated income statement and in the Non-Operating segment.
Operating income increased 9.7% to $468 million on a reported basis. Excluding the charge for Foodstar earn-out settlement in the current year(3) as well as charges for productivity initiatives in the prior year, operating income increased 4.3% despite increased investments in the business, including higher marketing (+6%) and enhanced selling capabilities in emerging markets.
Reported diluted earnings per share from continuing operations were $0.95 for the third quarter compared to $0.89 in the prior year. Excluding the charge for the Foodstar earn-out settlement, current year diluted earnings per share from continuing operations were $0.99 compared to $0.96 in the prior year excluding charges for productivity initiatives. Earnings per share from continuing operations benefited from an increase in organic sales and gross margin. Operating free cash flow(4) for the third quarter was $320 million, excluding the impact of the Foodstar earn-out settlement.
On February 13, 2013, the Company entered into a definitive agreement (the “merger agreement”) to be acquired by an investment consortium comprised of Berkshire Hathaway and 3G Capital.  Under the terms of the agreement, the Company's shareholders will receive $72.50 in cash for each share of common stock they own, in a transaction valued at $28 billion, including the assumption of the Company's outstanding debt. The transaction will be financed through a combination of cash provided by Berkshire Hathaway and an affiliate of 3G Capital, rollover of certain existing debt, as well as debt financing that has been committed by J.P. Morgan and Wells Fargo. The transaction is subject to approval by the Company's shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third (calendar) quarter of 2013.  The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. As a result, the merger poses certain risks to the Company during the pendency of the transaction.  See “Risk Factors.” in Part II Item 1A.

(1)
Organic sales growth is defined as volume plus price or total sales growth excluding the impact of foreign exchange, acquisitions and divestitures. See “Non-GAAP Measures” section below for the reconciliation of all of these organic sales growth measures to the reported GAAP measures.

(2)
All Fiscal 2012 results excluding charges for productivity initiatives are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below for the reconciliation of all Fiscal 2012 non-GAAP measures to the reported GAAP measures.

(3)
All Fiscal 2013 results excluding the charge for the Foodstar earn-out settlement are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below for the reconciliation of all Fiscal 2013 non-GAAP measures to the reported GAAP measures.

(4)
Operating Free Cash flow is defined as cash from operations less capital expenditures net of proceeds from disposals of Property, Plant and Equipment. See “Non-GAAP Measures” section below for the reconciliation of this measure to the reported GAAP measure.

Discontinued Operations

In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. The Company is currently committed to its plan to sell this business and anticipates securing an agreement with a buyer in the next 12 months. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of January 27, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the condensed consolidated balance sheet as of January 27, 2013 as they are not material for separate balance sheet presentation.
During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $32.7 million pre-tax ($21.1 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Third Quarter Ended		Nine Months Ended
	January 27, 2013 FY 2013	January 25, 2012 FY 2012	January 27, 2013 FY 2013	January 25, 2012 FY 2012
	(In millions)
Sales	$14.2	$43.2	$30.0	$103.6
Net after-tax losses	$(2.7)	$(3.6)	$(15.0)	$(19.9)
Tax (expense)/ benefit on losses	$(0.2)	$0.8	$0.4	$1.4

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $33.7 million pre-tax ($22.6 million after-tax or $0.07 per share) during the third quarter ended January 25, 2012 and $111.2 million pre-tax ($76.3 million after-tax or $0.24 per share) during the nine months ended January 25, 2012, all of which were reported in the Non-Operating segment. In addition, after-tax charges of $0.1 million and $0.5 million were recorded in loss from discontinued operations for the third quarter and nine months ended January 25, 2012, respectively. See Note 4, "Fiscal 2012 Productivity Initiatives" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives. There were no such charges in Fiscal 2013.

THREE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 25, 2012

Results of Continuing Operations

Sales for the three months ended January 27, 2013 increased $58 million, or 2.0%, to $2.93 billion. Volume increased 0.3%, as favorable volume gains in emerging markets were offset by declines in the U.S. retail business, in part due to the Company's decision to exit the T.G.I Friday's® frozen meals, as well as decreases in Australia, the U.K. and The Netherlands. Emerging markets volume included strong results for Indonesia, China, Russia and Venezuela. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 17.6%, 2.6% and 4.2%, respectively (18.8%, 2.2%, and 4.7%, respectively, on a reported basis). Net pricing increased sales by 2.0%, driven by price increases in most of the emerging markets, particularly Latin America and Indonesia, as well as in U.S. Foodservice. Divestitures decreased sales by 0.3% and unfavorable foreign exchange translation rates decreased sales by 0.1%.

Gross profit increased $73 million, or 7.1%, to $1.11 billion, and gross profit margin increased 170 basis points to 37.7%. Gross profit margin excluding charges for productivity initiatives in Fiscal 2012 increased 100 basis points, and gross profit increased $51 million, or 4.8%, despite higher commodity costs, largely due to higher pricing and productivity initiatives.

SG&A increased $32 million, or 5.2% to $639 million, and increased as a percentage of sales to 21.8% from 21.1%. SG&A in the current quarter was unfavorably impacted by $12 million due to the Foodstar earn-out settlement. Excluding the charge for the Foodstar earn-out settlement in the current year and charges for productivity initiatives in Fiscal 2012, SG&A increased $31 million, or 5.2%, to $627 million and increased as a percentage of sales to 21.4% from 20.7%. The increase in aggregate spending reflects higher marketing spending, particularly in the U.S., increased incentive compensation expense and strategic investments to drive growth in emerging markets, partially offset by effective cost management in developed markets.

Operating income increased $41 million, or 9.7%, to $468 million. Excluding the charge for the Foodstar earn-out settlement in the current year and charges for productivity initiatives in Fiscal 2012, operating income increased $20 million, or 4.3%, to $480 million.

Net interest expense decreased $1 million, to $65 million. Other expense, net, was $14 million in the current quarter, an increase of $12 million versus the prior year, primarily due to currency losses this year compared to gains last year.

The effective tax rate for the current quarter increased to 19.9% from 18.8% in the prior year on a reported basis as a result of the Foodstar earn-out settlement being nondeductible for tax purposes. Excluding the charge for the Foodstar earn-out settlement in the current year and productivity initiatives last year, the effective tax rate decreased to 19.3% from 20.0% as a result of the prior period containing an expense for revisions to previously estimated tax items.  Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction.

Income from continuing operations attributable to H. J. Heinz Company was $308 million, an increase of 6.9% compared to $288 million in the prior year on a reported basis. Excluding the charge for the Foodstar earn-out settlement, income from continuing operations was $320 million, an increase of 3.0% compared to $311 million in the prior year excluding charges for productivity initiatives. This increase was largely due to higher organic sales and gross margin. Diluted earnings per share from continuing operations of $0.95 were up 6.7% compared to $0.89 in the prior year on a reported basis. Excluding the charge for the Foodstar earn-out settlement, diluted earnings per share was $0.99, an increase of 3.1% compared to $0.96 in the prior year excluding charges for productivity initiatives. There was no impact to EPS this quarter from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent unfavorable impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $6 million, or 0.7%, to $824 million. Volume decreased 1.3%, despite strong growth in our Canadian business, as marketing and promotion driven gains in Heinz® ketchup and Classico® pasta sauces were more than offset by the impact from the planned exit of T.G.I Friday's® frozen meals and declines in Heinz® gravy and T.G.I Friday's® frozen snacks. Higher net price of 0.4% resulted from reduced promotions on Heinz® gravy and Smart Ones® frozen entrees which were offset by lower pricing on frozen potatoes. Sales were also unfavorably impacted by 0.3% from the Company's strategic decision to exit the Boston Market® license. Favorable Canadian exchange translation rates increased sales 0.5%.

Gross profit increased $7 million, or 2.0%, to $359 million, and the gross profit margin increased to 43.5% from 42.4%. Gross margin improved as productivity improvements were partially offset by increased commodity costs. Operating income decreased $3 million, or 1.3%, to $224 million, due to significantly higher marketing in the U.S. and higher general and administrative expenses ("G&A") primarily reflecting increased incentive compensation expenses, partially offset by higher gross profit.

Europe

Heinz Europe sales increased $4 million, or 0.5%, to $859 million, reflecting a 1.3% increase from foreign exchange translation rates. Volume decreased 1.4%, as strong performance in Russia as well as increases in Heinz® soup in the U.K. from increased promotions were partially offset by volume declines in Heinz® beans and Aunt Bessie's® frozen potatoes in the U.K. due to promotional timing, as well as declines from weak economies and soft category sales in Italy and The Netherlands. Net pricing increased 1.2%, as lower promotions on Aunt Bessie's® frozen potatoes, Heinz® ketchup and beans in the U.K. and products in the Netherlands and price increases on products in Russia were partially offset by higher promotions on Heinz® soup in the U.K. The divestitures of two small businesses, a soup business in Germany and condiments business in Russia, decreased sales 0.6%.

Gross profit increased $5 million, or 1.5%, to $344 million, and the gross profit margin increased to 40.0% from 39.6%. The gross margin improvement reflects productivity improvements, higher pricing and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain, partially offset by higher commodity costs. Operating income increased $10 million, or 6.4%, to $172 million, as higher gross profit and lower G&A costs were partially offset by increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $13 million, or 2.2%, to $619 million. Volume increased 2.4% largely as a result of continued strong performance of Heinz® and Master® branded ketchup and sauces in China and improvements in ABC® products in Indonesia, partially offset by declines in Golden Circle® and infant feeding products in Australia and Complan® nutritional beverages in India. Pricing increased 0.3%, largely due to ABC® sauces in Indonesia, Master® branded sauces in China and Complan® nutritional beverages in India which were offset by higher promotions in Australia. Unfavorable exchange translation rates decreased sales by 0.6%.

Gross profit increased $10 million, or 5.7%, to $194 million, and the gross profit margin increased to 31.4% from 30.3%. The higher gross margin reflects productivity improvements partially offset by higher commodity costs. SG&A increased as a result of investments in marketing and in improved capabilities in our emerging markets businesses. Operating income increased by $3 million, or 6.1%, to $59 million, due to the increase in gross profit. Australia's operating income improved in the quarter as a result of savings from last year's productivity initiatives.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $2 million, or 0.7%, to $345 million. Pricing increased sales 1.5%, largely due to price increases and reduced promotions across this segment's product portfolio. Volume declined 0.8% as declines in frozen soup and Heinz® ketchup reflecting promotional timing were partially offset by improvements in sauces.

Gross profit increased $1 million, or 1.1%, to $104 million, and the gross profit margin increased slightly to 30.3% from 30.2%, as higher pricing offset increased commodity costs. Operating income was flat to prior year at $50 million, as the gross profit improvement was offset by higher incentive compensation expense.

Rest of World

Sales for Rest of World increased $44 million, or 18.4%, to $286 million. Volume increased 8.5% due to increases in both Heinz® ketchup and baby food in Venezuela reflecting increased demand. Volume improvements were also noted in Heinz® baby food in Mexico reflecting the launch of pouch packaging and in Complan® nutritional beverages sales in the Middle East. Pricing across the region increased sales by 15.5%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 5.6%.

Gross profit increased $29 million, or 37.5%, to $104 million, and the gross profit margin increased to 36.5% from 31.4%, due to higher pricing and volume and productivity improvements, partially offset by increased commodity and other manufacturing costs particularly in Venezuela and unfavorable foreign exchange translation rates. Operating income increased by $16 million, or 87.0%, to $34 million, due to the significant pricing increases in Brazil and Venezuela.

NINE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 25, 2012

Results of Continuing Operations

Sales for the nine months ended January 27, 2013 increased $42 million, or 0.5%, to $8.54 billion. Volume increased 1.6%, as volume gains in emerging markets were partially offset by declines in Continental Europe, Australia and Italy. Emerging markets volume included an extra month of results for Brazil, which was more than offset by the Company's decision to exit the T.G.I Friday's® frozen meals business in the U.S. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 17.7%, 4.0% and 4.3%, respectively (reported sales growth of 14.2%, 1.0%, and 2.4%, respectively). Net pricing increased sales by 2.1%, driven by price increases across the emerging markets, as well as in Continental Europe and U.S. Foodservice. Divestitures decreased sales by 0.4%, and unfavorable foreign exchange rates decreased sales by 2.7%.

Gross profit increased $137 million, or 4.6%, to $3.12 billion, and gross profit margin increased 150 basis points to 36.6%. Gross profit margin excluding charges for productivity initiatives in Fiscal 2012 increased 50 basis points, and gross profit increased $56 million, or 1.8%, as the benefits from higher pricing, volume and productivity initiatives were offset by an $80 million unfavorable impact from foreign exchange and higher commodity costs.

SG&A increased $27 million, or 1.5% to $1.84 billion, and increased as a percentage of sales to 21.6% from 21.4%. Excluding the previously discussed $12 million charge for the Foodstar earn-out settlement in the current year and charges for productivity initiatives in Fiscal 2012, SG&A increased $45 million, or 2.5%, to $1.83 billion and increased as a percentage of sales to 21.4% from 21.0%. The increase in aggregate spending reflects higher marketing spending, incremental investments in Project Keystone, higher incentive compensation expense and strategic investments to drive growth in emerging markets partially offset by a $53 million impact from foreign exchange translation rates and effective cost management in developed markets.

Operating income increased $110 million, or 9.4%, to $1.28 billion. Excluding the charge for the Foodstar earn-out settlement in the current year and excluding charges for productivity initiatives in Fiscal 2012, operating income increased $11 million, or 0.9%, to $1.29 billion.

Net interest expense decreased $2 million, to $191 million, reflecting a $5 million decrease in interest expense and a $3 million decrease in interest income. The decrease in interest expense is due to favorable interest rates and the decrease in interest income is mainly due to earnings in the prior year on short-term investments which matured at the end of last year. Other expense, net, increased $15 million, to $18 million in the current year, primarily due to currency losses this year compared to gains last year.

The effective tax rate for the nine months ended January 27, 2013 decreased to 15.9% from 19.7% in the prior year on a reported basis. Excluding the charge for the Foodstar earn-out settlement in the current year and productivity initiatives last year, the effective rate was 15.7% compared to 20.9% last year. The decrease in the effective tax rate is primarily the result of the benefit of the Fiscal 2013 reorganization and revaluation exceeding the benefit of the Fiscal 2012 revaluation (see below in "Liquidity and Financial Position" for further explanation).  In addition, the current period contains lower repatriation costs on current year earnings, the benefit of which is partially offset by the prior period benefits from the favorable resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as a benefit related to 200 basis point statutory tax rate reductions in the United Kingdom.

Income from continuing operations attributable to H. J. Heinz Company was $889 million, an increase of 15.8% compared to $768 million in the prior year on a reported basis. Excluding the charge for the Foodstar earn-out settlement, income from continuing operations was $901 million, an increase of 6.8% compared to $844 million in the prior year excluding charges for productivity initiatives. Diluted earnings per share from continuing operations of $2.75 were up 16.0% compared to $2.37 in the prior year on a reported basis. Excluding the charge for Foodstar earn-out settlement, diluted earnings per share was $2.79, an increase of 7.3% compared to $2.60 in the prior year excluding charges for productivity initiatives. EPS movements were unfavorably impacted by $0.06 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent unfavorable impact on all components of operating income on the consolidated statement of income.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $21 million, or 0.9%, to $2.38 billion. Volume decreased 0.1% despite volume improvements in Heinz® ketchup and mayonnaise, Ore-Ida® and non-branded frozen potatoes and Delimex® frozen snacks. These volume improvements were more than offset by the planned exit of T.G.I Friday's® frozen meals and volume declines in T.G.I Friday's® frozen snacks. Higher net price of 0.2% reflects price increases in the Canadian business offset by increased promotions on Ore-Ida® frozen potatoes. Sales were also unfavorably impacted by 0.9% from the Company's strategic decision to exit the Boston Market® license.

Gross profit increased $3 million, or 0.3%, to $1.00 billion, and the gross profit margin increased to 42.1% from 41.6%. Gross margin increased as productivity improvements more than offset increased commodity costs. Operating income decreased $22 million, or 3.5%, to $598 million, largely due to higher marketing (+19%), increased S&D expenses in Canada related to the implementation of Project Keystone and higher incentive compensation expense.

Europe

Heinz Europe sales decreased $92 million, or 3.6%, to $2.45 billion, reflecting a 3.7% decline from foreign exchange translation rates. Net pricing increased 1.3%, driven by lower promotions in Continental Europe and on Aunt Bessie's® frozen potatoes and higher pricing on Heinz® ketchup in Russia, partially offset by higher promotions on Heinz® soup in the U.K. Volume decreased 0.6%, as strong performance in Russia and improvements in Heinz® soup in the U.K. were more than offset by volume declines in Heinz® beans and pasta meals in the U.K. and the impact from weak economies and soft category sales in Italy and Continental Europe. The divestitures of two small businesses, a soup business in Germany and condiments business in Russia, decreased sales 0.5%.

Gross profit decreased $25 million, or 2.5%, to $949 million, while the gross profit margin increased to 38.8% from 38.4%. The gross margin improvement reflects higher pricing, productivity improvements and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain, partially offset by higher commodity costs. The $25 million decrease in gross profit was due to the impact of unfavorable foreign exchange translation rates. Operating income increased $6 million, or 1.4%, to $450 million, as higher pricing and lower G&A costs resulting from effective cost management and reduced pension expense were offset by unfavorable foreign exchange translation rates and increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $26 million, or 1.4% to $1.87 billion, despite unfavorable exchange translation rates decreasing sales by 3.0%. Volume increased 3.1%, largely a result of growth in Golden Circle® products in Australia, ABC® products in Indonesia, Glucon D® and Nycil® branded products in India resulting from an excellent summer season, and continued strong performance of Heinz® and Master® branded sauces in China and Japan. These increases were partially offset by declines in soup and infant feeding in Australia and Complan® nutritional beverages in India. Pricing increased 1.3%, due to ABC® products in Indonesia, Complan® nutritional beverages in India and Master® branded sauces in China, partially offset by higher promotional spending in Australia.

Despite unfavorable foreign exchange translation rates, gross profit increased $31 million, or 5.5%, to $588 million, and the gross profit margin increased to 31.5% from 30.2%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A increased as investments in marketing and higher SG&A investments to improve capabilities in our emerging markets businesses were partially offset by foreign exchange translation rates and a gain in the current year on the sale of excess land in Indonesia. Operating income increased by $21 million, or 12.2%, to $192 million. Australia's operating income improved this year as a result of savings from last year's productivity initiatives.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $23 million, or 2.4%, to $1.01 billion. Pricing increased sales 2.7%, largely due to prior year price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased slightly, by 0.4%, as improvements in sauces were offset by declines in frozen soup.

Gross profit increased $11 million, or 3.8%, to $294 million, and the gross profit margin increased to 29.1% from 28.8%, as higher pricing more than offset increases in manufacturing and commodity costs. Operating income increased $13 million, or 11.4%, to $131 million, which was primarily due to higher gross profit.

Rest of World
Sales for Rest of World increased $106 million, or 14.4%, to $837 million. Volume increased 13.2% due primarily to increases in both Quero® and Heinz® branded products in Brazil, Heinz® baby food in Mexico reflecting the launch of pouch packaging and Complan® nutritional beverages in the Middle East. Half of the volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup into this market. Approximately one-third of the volume gains in this segment and one-half of Brazil's volume gains are a result of one extra month of sales reported in Brazil in the current year, as the business no longer requires an earlier closing date to facilitate timely reporting. This extra month impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing across the region increased sales by 11.9%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 10.7%.

Gross profit increased $38 million, or 15.3%, to $286 million, due to strong results in Brazil which are a result of significant organic growth in this business and the extra month of results in the current year, partially offset by unfavorable foreign exchange translation rates. Gross profit margin increased to 34.2% from 33.9% as higher pricing and productivity improvements were partially offset by increased commodity and other manufacturing costs particularly in Venezuela. Operating income increased $10 million, or 11.7%, to $92 million, due to strong performance in Brazil.

Liquidity and Financial Position

Cash provided by operating activities was $677 million compared to $744 million in the prior year. The decline in the first nine months of Fiscal 2013 versus Fiscal 2012 reflects unfavorable movements in receivables, largely due to an increase in cash received under the accounts receivable securitization program during the first nine months of last year, income taxes and increased pension contributions, partially offset by favorable movements in payables. In addition, the settlement of the Foodstar earn-out previously discussed resulted in a cash payment of $60 million, of which $15 million was reported in cash from operating activities and $45 million was reported in cash from financing activities on the consolidated cash flow statement for the nine months ended January 27, 2013. Cash paid in the current year for Fiscal 2012 productivity initiatives was $69 million pre-tax ($26 million of which were capital expenditures) compared to $63 million pre-tax in the prior year. The Company's cash conversion cycle improved 6 days from prior year to 39 days in the first nine months of Fiscal 2013 due to improvements in accounts receivable and inventories of 1 day and 4 days, respectively. The improvement in the Company's cash conversion cycle reflects the Company's focus on the reduction in average working capital requirements.
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $145 million and $137 million during the nine months ended January 27, 2013 and January 25, 2012, respectively, resulting in a $17 million decrease in cash for sales under this program for the nine months ended January 27, 2013 and a $108 million increase in cash for the nine months ended January 25, 2012. The decrease in cash proceeds related to the Deferred Purchase Price was $27 million for the nine months ended January 27, 2013 and an increase of $90 million for the nine months ended January 25, 2012. See Note 14, “Financing Arrangements” for additional information.
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
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82 million. This revaluation resulted in a reduction of tax expense in the first nine months of Fiscal 2013, fully recognized in the first quarter, of $13 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13 million. During the second quarter of Fiscal 2012, a foreign subsidiary of the Company also exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $220 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in the second quarter, of $35 million reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $35 million. The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $18 million and $10 million during the nine months ended January 27, 2013 and January 25, 2012, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.

Cash used for investing activities totaled $231 million compared to $271 million last year. Capital expenditures totaled $259 million (3.0% of sales) compared to $274 million (3.2% of sales) in the prior year. Proceeds from disposals of property, plant and equipment were $17 million in the current year compared to $7 million in the prior year. The increase is primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures were $17 million in the current year compared to $1 million in the prior year. The current year decrease in restricted cash was $4 million compared to an increase in restricted cash of $39 million in the prior year, which primarily represented collateral that the Company was required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012 (see Note 16, "Derivative Financial Instruments and Hedging Activities" for additional information). Cash received for the sale of short-term investments in Brazil in the prior year was $48 million.

Cash used for financing activities totaled $649 million compared to $219 million last year.

•Proceeds from long-term debt were $202 million in the current year and $1.31 billion in the prior year. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•The current year proceeds from debt issuances were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $217 million in the current year compared to $832 million in the prior year. The prior year proceeds from debt issuances were used for the repayment of commercial paper, to pay off the Company's $750 million of notes which matured on July 15, 2011, and to pre-fund the repayment of the Company's $600 million notes that matured on March 15, 2012.

•Net proceeds on commercial paper and short-term debt were $31 million this year compared to net payments of $57 million in the prior year.

•Cash payments for treasury stock purchases, net of cash from option exercises, used $43 million of cash in the current year compared to $127 million in the prior year. The Company repurchased 2.4 million shares of stock at a total cost of $139 million in the current year and 3.9 million shares of stock at a total cost of $202 million in the prior year.

• Dividend payments totaled $500 million this year, compared to $465 million for the same period last year, reflecting an increase in the annualized dividend per common share to $2.06.

•During the first quarter of Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80 million. Prior to the transaction, the Company owned 80% of this business. See Note 18, "Redeemable Noncontrolling Interest" for further details. During the second quarter of Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $55 million. P.T. Heinz ABC Indonesia is a subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business.

At January 27, 2013, the Company had total debt of $4.98 billion (including $122 million relating to hedge accounting adjustments) and cash and cash equivalents of $1.10 billion. Total debt balances remained consistent with prior year end. The Company is currently evaluating alternatives concerning the refinancing and/or retirement of the $1.1 billion of debt maturing in Fiscal 2014.

At January 27, 2013, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supports the Company's commercial paper borrowings. As a result, the commercial paper borrowings, if any, are classified as long-term debt based upon the Company's intent and ability to refinance these borrowings on a long-term basis. The Company has historically maintained a commercial paper program that is used to fund operations in the U.S., principally within fiscal quarters. There were $63 million in commercial paper borrowings outstanding at January 27, 2013. The Company's average commercial paper borrowings during the third quarter of Fiscal 2013 was approximately $1.08 billion and the maximum amount of commercial paper borrowings outstanding during the third quarter of Fiscal 2013 was $1.30 billion. The Company's commercial paper maturities are funded principally through new issuances and are repaid by quarter-end using cash from operations and overseas cash which is available for use in the U.S. on a short-term basis without being subject to U.S. tax. In addition, the Company has approximately $500 million of other credit facilities available for use primarily by the Company's foreign subsidiaries. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of January 27, 2013.

The Company believes that its strong operating cash flow, existing cash balances, together with the credit facilities and other available capital market and bank financing, will be adequate to meet the Company's cash requirements for operations, including capital spending, dividends to shareholders, debt maturities and acquisitions. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

In connection with the merger agreement, the Company will incur substantial indebtedness.  J.P. Morgan and Wells Fargo have committed to provide $14.1 billion of new debt financing for the transaction, subject to a number of customary conditions, including, without limitation, execution and delivery of certain definitive documentation.  A substantial portion of the Company's indebtedness will be subject to acceleration upon a change of control or require the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggers certain downgrades in the ratings of the Company's debt).  Certain of the Company's current outstanding indebtedness that is not subject to acceleration upon a change of control and that either does not contain change of control repurchase obligations or where the holders do not elect to have such indebtedness repurchased in a change of control offer will remain outstanding following completion of such acquisition.  While the Company expects to be able to satisfy its 2014 maturities during the pendency of the merger from available cash or refinancings, the proposed merger agreement and the contemplated additional leverage that the Company will incur in connection therewith could make it more difficult to incur indebtedness during the pendency of the merger, including refinancing the Company's 2014 maturities.
Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $135 million at January 27, 2013.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.3 to 6.3. As a result, the Company will record an approximately $43 million pre-tax currency translation loss, which will be reflected within other expense, net, on the consolidated statement of income during the fourth quarter of Fiscal 2013 ($39 million after-tax loss). The monetary net asset position of our Venezuelan subsidiary has also been reduced as a result of the devaluation to approximately $92 million at February 13, 2013, the date of the devaluation. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

The Venezuelan government announced the institution of price controls on a number of food and personal care products sold in the country.   Such controls could impact the products that the Company currently sells within this country. In Fiscal 2012, sales in Venezuela represented less than 3% of the Company's total sales.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 27, 2013. For additional information, refer to page 21 of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

As of the end of the third quarter, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $52 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

Results Excluding Special Items

Management believes that this measure provides useful information to investors because it is the profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

Fiscal 2013 Results Excluding Charge for Settlement of Foodstar Earn-Out

The adjustment is a non-recurring charge in Fiscal 2013 for the Company's early settlement of the earn-out payment that was due in Fiscal 2014 related to the Fiscal 2011 acquisition of Foodstar that, in management's judgment, significantly affect the year-over-year assessment of operating results. See Note 15, "Fair Value Measurements" for further explanation of this charge and the following reconciliation of the Company's third quarter and nine month Fiscal 2013 results excluding this charge to the relevant GAAP measure.

	Third Quarter Ended
	January 27, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,933,331	$1,106,515	$638,654	$467,861	$308,214	$0.95
Charge for settlement of Foodstar earn-out	—	—	12,081	12,081	12,081	0.04
Results excluding charge for settlement of Foodstar earn-out	$2,933,331	$1,106,515	$626,573	$479,942	$320,295	$0.99

	Nine Months Ended
	January 27, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$8,538,315	$3,121,475	$1,841,487	$1,279,988	$889,096	$2.75
Charge for settlement of Foodstar earn-out	—	—	12,081	12,081	12,081	0.04
Results excluding charge for settlement of Foodstar earn-out	$8,538,315	$3,121,475	$1,829,406	$1,292,069	$901,177	$2.79

Fiscal 2012 Results Excluding Charges for Productivity Initiatives

The adjustments were charges in Fiscal 2012 for non-recurring productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Productivity Initiatives” section for further explanation of these charges and the following reconciliation of the Company's third quarter and nine month Fiscal 2012 results excluding charges for productivity initiatives to the relevant GAAP measure.

	Third Quarter Ended
	January 25, 2012
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$2,874,927	$1,033,598	$607,070	$426,528	18.8%	$288,283	$0.89
Charges for productivity initiatives	—	22,218	11,439	33,657	32.7%	22,647	0.07
Results excluding charges for productivity initiatives	$2,874,927	$1,055,816	$595,631	$460,185	20.0%	$310,930	$0.96

	Nine Months Ended
	January 25, 2012
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$8,495,904	$2,984,108	$1,814,210	$1,169,898	19.7%	$767,710	$2.37
Charges for productivity initiatives	—	81,026	30,125	111,151	31.4%	76,295	0.24
Results excluding charges for productivity initiatives	$8,495,904	$3,065,134	$1,784,085	$1,281,049	20.9%	$844,005	$2.60

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

	Third Quarter Ended
	January 27, 2013
(Continuing Operations)	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
Q3FY13 total Company	2.3%		(0.1)%		(0.3)%		2.0%
Q3FY13 global ketchup	4.2%		0.6%		0.0%		4.7%
Q3FY13 emerging markets	17.6%		(3.4)%		4.6%	*	18.8%
Q3FY13 top 15 brands	2.6%		(0.4)%		0.0%		2.2%

	Nine Months Ended
	January 27, 2013
(Continuing Operations)	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
YTDFY13 global ketchup	4.3%		(1.9)%		0.0%		2.4%
YTDFY13 emerging markets	17.7%		(8.1)%		4.6%	*	14.2%
YTDFY13 top 15 brands	4.0%		(3.0)%		0.0%		1.0%

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

Total Company (in millions)	Third Quarter Ended
January 27, 2013
Cash provided by operating activities	$385.6
Capital expenditures	(83.5)
Proceeds from disposals of property, plant and equipment	2.2
Operating Free Cash Flow	304.3
Impact of the Foodstar earn-out settlement on Operating Free Cash Flow	15.5
Operating Free Cash Flow excluding the impact of the Foodstar earn-out settlement	$319.8
(Totals may not add due to rounding)

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in the Annual Report on Form 10-K for the year ended April 29, 2012 its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Company's current Form 10-K have occurred as of January 27, 2013, except as discussed below.
Goodwill —Carrying values of goodwill are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, decline in expected cash flows, lower growth rates, loss of key personnel, and changes in regulation, may signal that an asset has become impaired.

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. The Company performs its impairment tests of goodwill at the reporting unit level. The Company has 19 reporting units globally that have assigned goodwill and are thus required to be evaluated for impairment. The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test.

The Company's estimates of fair value when testing for impairment of goodwill under the quantitative assessment is based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the discounted cash flow models were determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary among the reporting units, but generally, higher assumed growth rates and discount rates were utilized for tests of reporting units for which the principal market is an emerging market compared to those for which the principal market is a developed market. For each of the reporting units tested quantitatively, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 7% to 15% in Fiscal 2013. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. We validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units, including those with no assigned goodwill, to our market capitalization and a reasonable control premium.

During the second quarter of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. As such, the Company completed its annual review of goodwill during the third quarter of Fiscal 2013. We performed a qualitative assessment over nine of the Company's 19 reporting units. The results of the quantitative tests performed for these nine reporting units in prior periods were considered, and these tests each indicated that the fair values of these reporting units significantly exceeded their carrying amounts. We concluded that there were no significant events in Fiscal 2013 which had a material impact on the fair values of these reporting units.

For the reporting units which were tested quantitatively, the fair values of each reporting unit significantly exceeded their carrying values. No impairments related to continuing operations were identified during the Company's annual assessment of goodwill.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the nine months ended January 27, 2013. For additional information, refer to pages 22-23 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

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

(b) Changes in Internal Control over Financial Reporting

During the first nine months of Fiscal 2013, the Company continued its implementation of SAP software across operations in the countries of Spain, Germany and Canada. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is aware that, shortly following the announcement of the merger, several putative class action and/or shareholder derivative complaints challenging the merger were filed in the Court of Common Pleas of Allegheny County, Pennsylvania and the United States District Court for the Western District of Pennsylvania, against various combinations of the Company, 3G Capital, Berkshire Hathaway, Hawk Acquisition Holding Corp., Hawk Acquisition Sub, Inc., and the individual members of the Company's Board of Directors.  The complaints generally allege that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement, approving the proposed merger and failing to take steps to maximize the Company's value to its shareholders, and that the corporate defendants aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the proposed merger improperly favors 3G Capital and Berkshire Hathaway and that certain provisions of the merger agreement unduly restrict the Company's ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, other forms of equitable relief, and unspecified amounts of damages. The defendants believe that these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. There is no assurance that the Company or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

Item 1A.	Risk Factors
The risk factors disclosed in Part I, Item 1A to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012, in addition to the other information set forth in this report, could materially affect the Company's business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or results of operations.

We face risks related to the proposed merger of the Company with an entity formed by Berkshire Hathaway and 3G Capital that could have a material adverse impact on our business, financial condition, financial results, and stock price.

Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approval from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected timeframe, or at all. The proposed merger gives rise to other inherent risks including:

•
legal or regulatory proceedings, the ability of Berkshire Hathaway and 3G Capital to obtain the necessary financing in connection with the proposed merger, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business from the proposed merger, including increased costs as well as diversion of management time and resources;

•
difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners because of the uncertainty relating to our ability to perform contracts and the completion of the proposed merger;

•	litigation relating to the proposed merger;

•	the inability to retain key personnel pending consummation of the proposed merger;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the merger agreement that we conduct our business only in the ordinary course and not take certain specified actions prior to the completion of the proposed merger;

•
the requirement to pay a termination fee of $750 million if the Company terminates the merger agreement under certain circumstances, including to enter into a superior proposal, as defined in the merger agreement;

•	developments beyond the company's control, including but not limited to changes in domestic or global economic conditions that may affect the timing or success of the proposed merger;

•
the risk that the proposed merger is not completed, which could lead to the loss of or damage to business relationships with customers, suppliers and other business partners, a decline in investor confidence, the failure to retain key personnel, a reduction in profitability due to costs incurred in connection with the proposed merger, and stockholder litigation, and a decline in the market price of the Company's stock.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management's discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company's control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement,

•	the failure to receive, on a timely basis or otherwise, the required approvals by the Company's shareholders and government or regulatory agencies with regard to the merger agreement,

•	the risk that a closing condition to the merger agreement may not be satisfied,

•	the failure of the buyer to obtain the necessary financing in connection with the merger agreement,

•	the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the proposed merger,

•	sales, volume, earnings, or cash flow growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

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

•
with regard to dividends, dividends must be declared by the Board of Directors and will be subject to certain legal requirements being met at the time of declaration, as well as our Board's view of our anticipated cash needs, and

•
other factors described in "Risk Factors" in this Form 10-Q and “Risk Factors” and "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 29, 2012.

The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of Fiscal 2013, the Company repurchased the following number of shares of its common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
Period
October 29, 2012 - November 25, 2012	—	$—	—	—
November 26, 2012 - December 23, 2012	700,000	58.99	—	—
December 24, 2012 - January 27, 2013	300,000	59.21	—	—
Total	1,000,000	$59.05	—	—

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on November 14, 2012 for a maximum of 15 million shares. All repurchases were made in open market transactions. As of January 27, 2013, the maximum number of shares that may yet be purchased under the 2012 program is 14,000,000.

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

2. Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, Hawk Acquisition Holding Corporation and Hawk Acquisition Sub, Inc. is incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.
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

H. J. HEINZ COMPANY
(Registrant)
Date:	February 21, 2013
		By:	/s/ ARTHUR B. WINKLEBLACK
Arthur B. Winkleblack
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	February 21, 2013
		By:	/s/ EDWARD J. MCMENAMIN
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

2. Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, Hawk Acquisition Holding Corporation and Hawk Acquisition Sub, Inc. is incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.
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