Form 10-K
period 2013-04-28
HEINZ H J CO
filed 2013-07-09
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2013
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
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of October 28, 2012, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $18.3 billion.
The number of shares of the Registrant’s Common Stock, par value $.25 per share, outstanding as of June 20, 2013, was 100 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Amendment to Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended April 28, 2013, are incorporated into Part III, Items 10, 11, 12, 13, and 14.

Introductory Note
On June 7, 2013, H. J. Heinz Company (the “Company,” “we,” “us,” and “our”) was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among the Company, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, all issued and outstanding shares of our common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon, and the Company continued as the surviving corporation in the Merger, becoming an indirect wholly owned subsidiary of Parent.
The total cash consideration paid in connection with the Merger was approximately $28,750,000,000, which was funded from equity contributions from the Sponsors, as well as proceeds received by Merger Subsidiary in connection with debt financing provided by JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and a syndicate of other lenders pursuant to a new senior secured credit facility (the “Senior Credit Facilities”) and upon the issuance of the Notes (as defined and described herein).
As a result of the Merger and the transactions entered into in connection therewith, we have inherited the liabilities and obligations of Merger Subsidiary, including Merger Subsidiary's obligations under the Senior Credit Facilities. The Senior Credit Facilities consist of (i)(a) term B-1 loans in an aggregate principal amount of $2,950,000,000 (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6,550,000,000 (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2,000,000,000 (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn.
Also on June 7, 2013, in connection with the Merger, we executed a Joinder Agreement (the “Purchase Agreement Joinder”) to the Purchase Agreement, dated March 22, 2013 (the “Purchase Agreement”), among Merger Subsidiary, Parent and the several initial purchasers named in the schedule thereto (the “Initial Purchasers”), relating to the issuance and sale by Merger Subsidiary to the Initial Purchasers of $3,100,000,000 in aggregate principal amount of Merger Subsidiary's 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”), pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Purchase Agreement. On June 7, 2013, the Company entered into a supplemental indenture to the Indenture dated as of April 1, 2013 governing the Notes pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Notes.
We refer to the Merger and the related transactions, including the issuance and sale of the Notes, the entering into the Purchase Agreement Joinder and the borrowings under the Senior Credit Facilities, as the “Transactions.”
As a result of the Merger, our common stock is no longer publicly traded.
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including in management's discussion and analysis, and the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, assumptions and other important factors, many of which may be beyond the Company's control and could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. Uncertainties contained in such statements include, but are not limited to:

•	the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners,

•	sales, volume, earnings, or cash flow growth,

•	general economic, political, and industry conditions, including those that could impact consumer spending,

•	competitive conditions, which affect, among other things, customer preferences and the pricing of products, production, and energy costs,

•	competition from lower-priced private label brands,

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

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media, and

•	other factors described in "Risk Factors" below.

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

Europe	17	—
Heinz, Orlando, Karvan Cevitam, Brinta, Roosvicee, Venz, Weight Watchers*, Farley’s, Plasmon, Nipiol, Dieterba, Bi-Aglut, Aproten, Pudliszki, Ross, Honig, De Ruijter, Aunt Bessie*, Mum’s Own, Moya Semya, Picador, Derevenskoye, Lea & Perrins, HP, Amoy*, Daddies, Squeezme!, Wyko, Benedicta

Asia/Pacific	24	—
Heinz, Tom Piper, Wattie’s, ABC, Chef, Craig’s, Winna, Hellaby, Hamper, Farley’s, Greenseas, Gourmet, Nurture, Ore-Ida, SinSin, Lea & Perrins, HP, Classico, Weight Watchers*, Cottee’s, Rose’s*, Complan, Glucon D, Nycil, Golden Circle, La Bonne Cuisine, Original Juice Co., The Good Taste Company, Master, Guanghe

Rest of World	7	2	Heinz, Wellington’s, Today, Mama’s, John West, Farley’s, Complan, HP, Lea & Perrins, Classico, Banquete, Wattie’s, Quero
	63	6	* Used under license

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

The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For Fiscal 2013 and 2012, one customer, Wal-Mart Stores Inc., represented approximately 10% of the Company’s sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2014 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.
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
The Company employed, on a full-time basis as of April 28, 2013, approximately 31,900 people around the world.
Segment information is set forth in this report on pages 78 through 80 in Note 16, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”
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

Recent Developments
Completion of Acquisition by Berkshire Hathaway and 3G Capital
On June 7, 2013, the Company was acquired by Parent, a Delaware corporation controlled by Sponsors, pursuant to the Merger Agreement, as amended by the Amendment, by and among the Company, Parent and Merger Subsidiary, in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, all issued and outstanding shares of our common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon, and the Company continued as the surviving corporation in the Merger, becoming an indirect wholly owned subsidiary of Parent.
The total cash consideration paid in connection with the Merger was approximately $28.75 billion, which was funded from equity contributions from the Sponsors, as well as proceeds received by Merger Subsidiary from the Senior Credit Facilities and upon the issuance of the Notes (as defined and described herein). The Senior Credit Facilities consist of:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor, and

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn.

On June 7, 2013, this indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt.
On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”)  to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Merger Subsidiary, Hawk Acquisition Intermediate Corporation II and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On June 7, 2013, the Company, certain of its direct and indirect wholly owned domestic subsidiaries (the “Guarantors”), the Trustee and the Collateral Agent entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Notes. The Notes mature in 2020 and are required, within one year of consummation of the Merger Agreement, to be exchanged for notes registered with the SEC.
In addition, in connection with the Merger, Parent issued to Berkshire Hathaway 80,000 shares of its 9% Cumulative Perpetual Series A Preferred Stock for $8 billion.
In the Merger, (i) each outstanding share of Company common stock (other than shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, and in each case not held on behalf of third parties) was cancelled and automatically converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon (the “Merger Consideration”), (ii) each outstanding stock option, whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the option, the Merger Consideration less the exercise price per share, (iii) each outstanding Company phantom unit, whether vested or unvested, was cancelled and automatically converted into the right to receive the Merger Consideration, and (iv) each outstanding Company restricted stock unit (other than retention restricted stock units, which will remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and that the general timing of payment would be in accordance with such terms), whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the restricted stock unit, the Merger Consideration plus any accrued and unpaid dividend equivalents, except that payment in respect of Company restricted stock units that have been deferred will be made in accordance with the terms of the award and the applicable deferral election made by the holder.
At the effective time of the Merger, each holder of a certificate formerly representing any shares of Company common stock or of book-entry shares no longer had any rights with respect to the shares, except for the right to receive the Merger Consideration upon surrender thereof.
The acquisition will be accounted for as a purchase business combination.  The application of purchase accounting as of the closing date is expected to have a material effect on the Company's results of operations for periods after the acquisition.   The Company has begun the process to determine the purchase accounting allocation to the Company's assets and liabilities including estimating fair values of the Company's intangible and tangible assets.  While these estimates have not been completed, management expects that a substantial portion of the purchase price will be allocated to indefinite-lived intangible assets (principally brands) and goodwill.
Financing implications of the acquisition on our existing debt
A substantial portion of the Company's indebtedness was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggered certain downgrades in the ratings of the Company's debt).  Certain of the Company's outstanding indebtedness at April 28, 2013 that was not subject to acceleration upon a change of control and that either did not contain change of control repurchase obligations or where the holders did not elect to have such indebtedness repurchased in a change of control offer remain outstanding.
On March 13, 2013, the Company launched a consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement. As of March 21, 2013, the Company received the required consents to waive such provisions and as a result those notes remain outstanding.
Changes in the Directors and Officers of the Company
On June 7, 2013, in connection with the Merger and related transactions, William R. Johnson resigned as Chief Executive Officer of the Company and Mr. Winkleblack resigned as Chief Financial Officer of the Company. Bernardo Hees was appointed as Chief Executive Officer of the Company and Paulo Basilio was appointed as Chief Financial Officer of the Company, each effective as of the consummation of the Merger.
Also in accordance with the Merger and related transactions, in accordance with the terms of the Merger Agreement, as of the effective time of the Merger, each of William R. Johnson, Charles E. Bunch, Leonard S. Coleman Jr., John G. Drosdick, Edith E. Holiday, Candace Kendle, Franck J. Moison, Dean R. O'Hare, Nelson Peltz, Dennis H. Reilley, Lynn C. Swann, Thomas J. Usher and Michael F. Weinstein (the “Former Directors”) ceased serving as members of the board of directors of the Company and, in connection therewith, the Former Directors also ceased serving on any committees of which such Former Directors were members. Information on the positions held by the Former Directors on any committee of the board of directors of the Company at the time of the Former Directors' resignation is set forth under the caption “Board of Directors and Committees of the Board” in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on June 15, 2012 and is incorporated herein by reference.
Warren Buffett, Alexandre Behring, Gregory Abel, Jorge Paulo Lemann, Marcel Herrmann Telles and Tracy Britt were elected as new members of the board of directors of the Company on June 7, 2013.

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
Risks Related to Our Business
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
The Sponsors control us and may have conflicts of interest with us in the future.
As a result of the Merger on June 7, 2013, H. J. Heinz Company is now controlled by the Sponsors. The Sponsors beneficially own substantially all of the equity interests in H.J. Heinz Holding Corporation, which is the ultimate parent of the Company. The Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the equity of H.J. Heinz Holding Corporation, they will continue to be able to strongly influence or effectively control our decisions.

Our business could be adversely impacted as a result of the Merger and significant costs, expenses and fees.

The Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

• the attention of our management may be directed to transaction-related considerations or activities and may be diverted from the day-today operations of our business;

• our associates may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

• vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger.

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

The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company on any social networking web site could seriously damage its reputation. In addition, the disclosure of non-public company sensitive information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand presents new challenges. Any business interruptions or damage to the Company's reputation could negatively impact the Company's financial condition and results of operation.

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

Risks Related to Our Indebtedness and Certain Other Obligations
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and make strategic acquisitions, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness, including the Notes.
In connection with the Merger, we incurred approximately $12.6 billion in indebtedness under the Term Loan Facilities and the Notes. We can also borrow additional secured debt up to $2.0 billion under our Revolving Credit Facilities. Our Senior Credit Facilities also provide for $2.25 billion in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions, and the amount of which may be increased with unlimited additional incremental facilities so long we maintain a pro forma first lien senior secured leverage ratio of 4.75 to 1.00. No incremental facilities were in effect at the closing of the Merger or are currently in effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Position.”
Our high degree of indebtedness could have important consequences for our creditors, including holders of the Notes. For example, they could:
•limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;
•increase our vulnerability to general economic and industry conditions;

•expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest;
•make it more difficult for us to make payments on our indebtedness; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.
For the fiscal year ended April 28, 2013, on a pro forma basis after giving effect to the Merger and related financing transactions as if they had closed at the beginning of fiscal 2013, our cash interest expense would have been approximately $603 million. As of April 28, 2013, on a pro forma basis after giving effect to the Transactions as if they had closed on such date, we would have had approximately $14.5 billion of debt outstanding.
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.
The terms of the indenture governing our Notes and the credit agreements governing our Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under our Senior Credit Facilities, and certain other secured debt, would be senior to the Notes and the guarantees thereto to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Position.”
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The credit agreement governing our Senior Credit Facilities and the indenture governing our Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our, our immediate parent's and our restricted subsidiaries' ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company, in each case with customary exceptions.
Upon the occurrence of an event of default under our Senior Credit Facilities, the lenders thereunder could elect to declare all amounts outstanding under our Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities. If the lenders under our Senior Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including our outstanding Notes.
To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.
Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, including the outstanding Notes, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness, including our Senior Credit Facilities and the Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Credit Facilities and the Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreements governing our Senior Credit Facilities and the indenture governing the Notes restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in the credit agreement governing our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under the credit agreements governing our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Item 1B.	Unresolved Staff Comments.
Nothing to report under this item.

Item 2.	Properties.
See table in Item 1.

Item 3.	Legal Proceedings.
Nothing to report under this item.

Item 4.	Mine Safety Disclosures.
Nothing to report under this item.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information relating to the Company’s common stock is set forth in this report on page 32 under the caption “Stock Market Information” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and on pages 80 and 81 in Note 17, “Quarterly Results” in Item 8—“Financial Statements and Supplementary Data.”

The Board of Directors authorized a share repurchase program on November 14, 2012 for a maximum of 15 million shares. The Company did not repurchase any shares of its common stock during the fourth quarter of Fiscal 2013. As of April 28, 2013, the maximum number of shares that may yet be purchased under the 2012 program is 14,000,000. Under the terms of the Merger Agreement, the Company suspended its share repurchase program from February 13, 2013 through the closing of the acquisition on June 7, 2013.

Item 6.	Selected Financial Data.
The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2009 through 2013. All amounts are in thousands except per share data.

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011	April 28, 2010	April 29, 2009
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Sales(1)	$11,528,886	$11,507,572	$10,558,636	$10,323,968	$9,826,298
Interest expense(1)	283,607	293,009	272,660	293,574	336,509
Income from continuing operations attributable to H.J. Heinz Company common shareholders(1)	1,087,615	974,374	1,029,067	945,389	954,297
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—diluted(1)	3.37	3.01	3.18	2.96	2.99
Income from continuing operations per share attributable to H.J. Heinz Company common shareholders—basic(1)	3.39	3.03	3.21	2.99	3.03
Short-term debt and current portion of long-term debt	2,160,393	246,708	1,534,932	59,020	65,638
Long-term debt, exclusive of current portion(2)	3,848,339	4,779,981	3,078,128	4,559,152	5,076,186
Total assets	12,939,007	11,983,293	12,230,645	10,075,711	9,664,184
Cash dividends per common share	2.06	1.92	1.80	1.68	1.66

(1)
Amounts exclude the operating results as well as any associated impairment charges and losses on sale related to the Company’s Shanghai LongFong Foods business in China and U.S. Foodservice frozen desserts business, which were divested in Fiscal 2013, as well as the private label frozen desserts business in the U.K. and the Kabobs and Appetizers And, Inc. businesses in the U.S., which were divested in Fiscal 2010, and all of which have been presented as discontinued operations.

(2)
Long-term debt, exclusive of current portion, includes $122.5 million, $128.4 million, $150.5 million, $207.1 million, and $251.5 million of hedge accounting adjustments associated with interest rate swaps at April 28, 2013, April 29, 2012, April 27, 2011, April 28, 2010, and April 29, 2009, respectively.

Fiscal 2013 results include the following special items:
•As a result of the Merger, the Company incurred $44.8 million pre-tax ($27.8 million after-tax) of transaction-related costs, including legal, accounting and other professional fees, during the fourth quarter of Fiscal 2013. See Note 21, “Subsequent Events” in Item 8- “Financial Statements and Supplementary Data” for further explanation. The Company expects to incur additional costs related to the Merger including costs associated with changing our debt and equity structure, additional professional fees, gains and losses on derivative instruments, acceleration of stock based compensation expense, and potential tax costs associated with changes in plans with respect to earnings invested outside of the United States.

•Also during the fourth quarter of Fiscal 2013, the Company closed a factory in South Africa resulting in a $3.5 million pre-tax charge ($2.6 million million after-tax) primarily related to asset write-downs.
•On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30, resulting in a $42.7 million pre-tax ($39.1 million after-tax) currency translation loss during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.
•During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte earn-out that was due in Fiscal 2014 resulting in a $12.1 million pre-tax and after-tax charge. See Note 11, "Fair Value Measurements" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

Fiscal 2012 results from continuing operations include expenses of $205.4 million pre-tax ($144.0 million after-tax or $0.45 per share) for productivity initiatives. See Note 4, "Fiscal 2012 Productivity Initiatives" in Item 8—"Financial Statement and Supplementary Data" for further explanation of these initiatives.

Fiscal 2010 results from continuing operations include expenses of $35.9 million pretax ($26.0 million after tax) for upfront productivity charges and a gain of $15.0 million pretax ($11.1 million after tax) on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview- Fiscal 2013
The H.J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world’s best and most recognizable brands—Heinz®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.
On February 13, 2013, the Company entered into the Merger Agreement with Parent and Merger Subsidiary. The terms of the Merger Agreement were unanimously approved by the Company's Board of Directors on February 13, 2013 and by the majority of votes cast at a special shareholder meeting on April 30, 2013. In addition, all required regulatory approvals were obtained in the U.S. and all applicable non-U.S. jurisdictions. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash for each share of common stock. The total aggregate value of the acquisition consideration was approximately $28.75 billion, including the assumption of the Company's outstanding debt. See Note 21, “Subsequent Events” in Item 8- “Financial Statements and Supplementary Data” for additional information.
The Company's Fiscal 2013 results reflect strong organic sales growth(1) of 3.1% comprised of a 1.0% volume improvement and a 2.1% increase in net pricing. Overall reported sales improved slightly by 0.2% as product line divestitures reduced sales 0.3% and foreign currency decreased sales 2.5%. Organic sales growth was led by our trio of growth engines comprised of emerging markets, the Company's top 15 brands and global ketchup. The emerging markets posted organic sales growth of 16.8% for the fiscal year (14.3% reported) and represented 23.6% of total Company sales. The Company's top 15 brands generated organic sales growth of 3.6% (0.8% reported) driven by the Heinz®, ABC®, Quero®, and Master® brands. Global ketchup grew organically 4.6% (2.8% reported) mainly driven by improvements in Russia, Brazil and the U.S.
Fiscal 2013 results include the following special, non-recurring items:
•As a result of the Merger, the Company incurred $45 million pre-tax ($28 million after-tax) of transaction-related costs, including legal, accounting and other professional fees, during the fourth quarter of Fiscal 2013. These costs were recorded in selling, general and administrative expenses ("SG&A") on the consolidated income statement and in the Non-Operating segment. The Company expects to incur additional costs related to the Merger including costs associated with changing our debt and equity structure, additional professional fees, gains and losses on derivative instruments, acceleration of stock based compensation expense, and potential tax costs associated with changes in plans with respect to earnings invested outside of the United States.
•Also during the fourth quarter of Fiscal 2013, the Company closed a factory in South Africa resulting in a $3.5 million pre-tax charge ($2.6 million after-tax) primarily related to asset write-downs that were recorded in costs of products sold on the consolidated income statement and in the Non-Operating segment.
•On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $43 million pre-tax currency translation loss during the fourth quarter of Fiscal 2013, which was reflected within other expense, net, on the consolidated statement of income ($39 million after-tax loss). See the “Venezuela - Foreign Currency and Inflation” section below for further discussion.
•During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte ("Foodstar") earn-out that was due in Fiscal 2014 in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in a cash payment of $60 million and a $12 million charge, which represents the difference between the settlement amount and carrying value of the earn-out on the Company's balance sheet at the date of this transaction. This charge was recorded in SG&A on the consolidated income statement and in the Non-Operating segment.
On a reported basis, gross margin for Fiscal 2013 improved 170 basis points to 36.4%, compared to prior year. Excluding charges for special items in the current year(2) as well as charges for productivity initiatives in Fiscal 2012(3), gross margin for the year improved 60 basis points driven by higher pricing and productivity improvements which more than offset higher commodity costs.

Operating income for the fiscal year increased 10.6% to $1.66 billion on a reported basis. Excluding charges for special items in the current year as well as charges for productivity initiatives in the prior year, operating income increased 0.8% versus prior year to $1.72 billion despite increased investments in the business, including higher marketing (+2.5%), enhanced selling capabilities in emerging markets and incremental spending on Project Keystone.
Reported diluted earnings per share from continuing operations were $3.37 for Fiscal 2013, compared to $3.01 in the prior year. Excluding charges for special items, current year diluted earnings per share from continuing operations were $3.62 in the current year compared to $3.45 in the prior year excluding charges for productivity initiatives. Earnings per share from continuing operations benefited from an increase in organic sales and gross margin and a lower effective tax rate. Operating free cash flow(4) for the year was $1.05 billion, excluding the impact of special items, compared to $1.21 billion in the prior year excluding the $122 million of cash paid in Fiscal 2012 for productivity initiatives.

(1)
Organic sales growth is defined as volume plus price or total sales growth excluding the impact of foreign exchange, acquisitions and divestitures. See “Non-GAAP Measures” section below for the reconciliation of all of these organic sales growth measures to the reported GAAP measure.

(2)
All Fiscal 2013 results excluding special items are non-GAAP measures used for management reporting and incentive compensation purposes. See “Non-GAAP Measures” section below for the reconciliation of all Fiscal 2013 non-GAAP measures to the reported GAAP measures.

(3)
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

Discontinued Operations

In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and expects the sale to close during the first quarter of Fiscal 2014. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they are not material for separate balance sheet presentation.
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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Sales	$47.7	$141.5	$148.0
Net after-tax losses	$(17.6)	$(51.2)	$(39.6)
Tax benefit on losses	$0.6	$1.4	$2.6

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax ($144.0 million after-tax or $0.45 per share) during the fiscal year ended April 29, 2012, all of which were reported in the Non-Operating segment. In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for the fiscal year ended April 29, 2012 . See Note 4, "Fiscal 2012 Productivity Initiatives" in Item 8- "Financial Statements and Supplementary Data" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.

Results of Continuing Operations
On March 14, 2012 the Company's Board of Directors authorized a change in the Company's fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. The change in the fiscal year end resulted in Fiscal 2012 changing from a 53 week year to a 52 1/2 week year and was intended to better align the Company's financial reporting period with its business partners and production schedules. This change did not have a material impact on the Company's financial statements.
The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Ketchup and Sauces	$5,375,788	$5,232,607	$4,607,326
Meals and Snacks	4,240,808	4,337,995	4,134,836
Infant/Nutrition	1,189,015	1,232,248	1,175,438
Other	723,275	704,722	641,036
Total	$11,528,886	$11,507,572	$10,558,636

Fiscal 2013 Company Results- Fiscal Year Ended April 28, 2013 compared to Fiscal Year Ended April 29, 2012

Sales for Fiscal 2013 increased $21 million, or 0.2%, to $11.53 billion. Volume increased 1.0%, as volume gains in emerging markets were partially offset by declines in the U.S., Continental Europe, Australia and Italy. Emerging markets volume included an extra month of results for Brazil, which was more than offset by the Company's decision to exit the T.G.I Friday's® frozen meals business in the U.S. Emerging markets, the Company's top 15 brands and global ketchup continued to be the Company's primary growth drivers, with organic sales growth of 16.8%, 3.6% and 4.6%, respectively (reported sales growth of 14.3%, 0.8%, and 2.8%, respectively). Net pricing increased sales by 2.1%, driven by price increases across the emerging markets, as well as in Continental Europe and U.S. Foodservice. Divestitures decreased sales by 0.3%, and unfavorable foreign exchange rates decreased sales by 2.5%.

Gross profit increased $201 million, or 5.0%, to $4.20 billion, and gross profit margin increased 170 basis points to 36.4%. Current year gross profit includes the previously discussed $3.5 million charge related to the closure of a factory in South Africa. Excluding this charge and charges for productivity initiatives in Fiscal 2012, gross profit margin increased 60 basis points, and gross profit increased $74 million, or 1.8%, as the benefits from higher pricing, volume and productivity initiatives were offset by a $104 million unfavorable impact from foreign exchange and higher commodity costs.

SG&A increased $41 million, or 1.7%, to $2.53 billion, and increased as a percentage of sales to 22.0% from 21.7%. Current year SG&A includes the previously discussed special items of $12 million for the Foodstar earn-out settlement and $45 million in transaction-related costs associated with the Merger Agreement. Excluding these current year special items and charges for productivity initiatives in Fiscal 2012, SG&A increased $60 million, or 2.5%, to $2.48 billion and increased as a percentage of sales to 21.5% from 21.0%. The increase in aggregate spending reflects higher marketing spending, incremental investments in Project Keystone, and strategic investments to drive growth in emerging markets partially offset by a $66 million impact from foreign exchange translation rates, reduced pension expense and effective cost management in developed markets.

Operating income increased $159 million, or 10.6%, to $1.66 billion Excluding the special items in the current year and charges for productivity initiatives in Fiscal 2012, operating income increased $14 million, or 0.8%, to $1.72 billion.

Net interest expense decreased $3 million, to $256 million, reflecting a $9 million decrease in interest expense and a $7 million decrease in interest income, both of which are driven by lower interest rates. Other expense, net, increased $54 million, to $62 million in the current year, primarily due to a $43 million currency translation loss previously discussed recorded during the fourth quarter of Fiscal 2013 resulting from the devaluation of the Venezuelan currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. The remaining increase is due to other currency losses this year compared to currency gains last year.

The effective tax rate for Fiscal 2013 decreased to 18.0% from 19.8% in the prior year on a reported basis. Excluding special items in the current year and productivity initiatives last year, the effective rate was 18.2% compared to 21.3% last year. The decrease in the effective tax rate is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, which includes our Fiscal 2013 reorganization, and reduced charges for the repatriation of current year foreign earnings. See below in "Liquidity and Financial Position" for further explanation.These amounts were partially offset by lower current year benefits from tax free interest and tax on income of foreign subsidiaries. The prior year also contained a benefit from the resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom.

Income from continuing operations attributable to H. J. Heinz Company was $1.09 billion, an increase of 11.6% compared to $974 million in the prior year on a reported basis. Excluding special items, income from continuing operations was $1.17 billion, an increase of 4.5% compared to $1.12 billion in the prior year excluding charges for productivity initiatives. Diluted earnings per share from continuing operations of $3.37 were up 12.0% compared to $3.01 in the prior year on a reported basis. Excluding special items, diluted earnings per share was $3.62, an increase of 4.9% compared to $3.45 in the prior year excluding charges for productivity initiatives. EPS movements were unfavorably impacted by $0.09 from currency translation and translation hedges.

The impact of fluctuating translation exchange rates in Fiscal 2013 has had a relatively consistent impact on all components of operating income on the consolidated statement of income.

FISCAL YEAR 2013 OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $46 million, or 1.4%, to $3.20 billion. Volume decreased 1.1% despite volume improvements in Heinz® ketchup and mayonnaise, Ore-Ida® and non-branded frozen potatoes, Classico® pasta sauces and Delimex® frozen snacks. These volume improvements were more than offset by the planned exit of T.G.I Friday's® frozen meals and volume declines in Smart Ones® frozen products, reflecting category softness and the discontinuation of bagged meals, and in T.G.I Friday's® frozen snacks. Higher net price of 0.6% reflects price increases in Heinz® ketchup and Smart Ones® frozen products, reflecting reduced promotions, partially offset by increased promotions on Ore-Ida® frozen potatoes. Sales were also unfavorably impacted by 0.7% from the Company's strategic decision to exit the Boston Market® license. Unfavorable Canadian exchange translation rates decreased sales 0.2%

Gross profit increased $7 million, or 0.6%, to $1.33 billion, and the gross profit margin increased to 41.7% from 40.9%. Gross margin increased as productivity improvements and slightly higher pricing more than offset increased commodity costs. Operating income decreased $21 million, or 2.6% to $791 million, largely due to higher marketing (+9%) and increased selling and distribution expense ("S&D") and general and administrative expenses ('"G&A") in Canada related to the implementation of Project Keystone.

Europe

Heinz Europe sales decreased $127 million, or 3.7%, to $3.31 billion, reflecting a 3.4% decline from foreign exchange translation rates. Net pricing increased 0.9%, driven by lower promotions across Continental Europe and on Aunt Bessie's® frozen potatoes in the U.K. and higher pricing on Heinz® ketchup in Russia, partially offset by higher promotions on Heinz® soup and beans in the U.K. Volume decreased 0.8%, as strong performance in Heinz® ketchup, our Russian business and Heinz® soup in the U.K. were more than offset by volume declines in Heinz® beans and pasta meals and frozen meals in the U.K. and the impact from weak economies and soft category sales in Italy and Continental Europe. The divestitures of two small businesses decreased sales 0.5%.

Gross profit decreased $44 million, or 3.3%, to $1.28 billion, while the gross profit margin increased slightly to 38.5% from 38.3%. The gross margin improvement reflects higher pricing, productivity improvements and favorable cross currency rate movements related to the sourcing of finished goods across the European supply chain, partially offset by higher commodity costs. The $44 million decrease in gross profit was due to the impact of unfavorable foreign exchange translation rates. Operating income decreased $16 million, or 2.6%, to $593 million, as lower G&A costs reflecting reduced pension and incentive compensation expense were more than offset by unfavorable foreign exchange translation rates and increased investments in our emerging markets businesses.

Asia/Pacific

Heinz Asia/Pacific sales increased $33 million, or 1.3%, to $2.53 billion, despite unfavorable exchange translation rates decreasing sales by 3.0%. Volume increased 2.7%, largely a result of growth in ABC® products in Indonesia, Glucon D® and Nycil® branded products in India resulting from an excellent summer season and increased marketing, strong performance in Japan and continued strong performance of Heinz® and Master® branded sauces in China. These increases were partially offset by declines in soup and infant feeding in Australia and Complan® nutritional beverages in India. Pricing increased 1.6%, due to ABC® products in Indonesia, Complan® nutritional beverages in India and Master® branded sauces in China, partially offset by higher promotional spending in Australia.

Despite unfavorable foreign exchange translation rates, gross profit increased $48 million, or 6.3%, to $805 million, and the gross profit margin increased to 31.8% from 30.3%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A increased as investments in marketing and in improved capabilities in our emerging markets businesses were partially offset by foreign exchange translation rates and a gain in the current year on the sale of excess land in Indonesia. Operating income increased by $31 million, or 13.3%, to $266 million. Australia's operating income improved this year as a result of savings from last year's productivity initiatives.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $25 million, or 1.9%, to $1.37 billion. Pricing increased sales 2.7%, largely due to price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased by 0.8%, as improvements in sauces were offset by declines in frozen soup and ketchup.

Gross profit increased $16 million, or 4.2%, to $406 million, and the gross profit margin increased to 29.6% from 29.0%, as higher pricing more than offset increases in manufacturing and commodity costs. Operating income increased $16 million, or 9.6%, to $186 million, which was primarily due to higher gross profit.

Rest of World

Sales for Rest of World increased $137 million, or 14.0%, to $1.12 billion. Volume increased 12.3% due primarily to increases in both Quero® and Heinz® branded products in Brazil, Heinz® baby food in Mexico reflecting the launch of pouch packaging, and Complan® nutritional beverages in the Middle East. Approximately 60% of the volume gains in Brazil are a result of the favorable impacts from marketing and promotional activities, increased distribution and the successful introduction of Heinz® branded ketchup into this market. Approximately one-third of the volume gains in this segment and 40% of Brazil's volume gains are a result of one extra month of sales reported in Brazil in the current year, as the business no longer requires an earlier closing date to facilitate timely reporting. This extra month impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing across the region increased sales by 11.3%, largely due to price increases on Quero® branded products in Brazil as well as increases in Venezuela taken to mitigate inflation. Venezuela's pricing was still significantly favorable despite the unfavorable pricing impact of the devaluation of the Venezuelan currency relative to the U.S. dollar that occurred at the beginning of the fourth quarter of this year. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 9.6%.

Gross profit increased $46 million, or 14.0%, to $373 million, due to strong results in Brazil which are a result of significant growth in this business and the extra month of results in the current year, partially offset by unfavorable foreign exchange translation rates and the impact from the Venezuelan currency devaluation. Gross profit margin increased slightly to 33.5% from 33.4% as higher pricing and productivity improvements were offset by increased commodity and other manufacturing costs particularly in Venezuela and Brazil. Operating income increased $8 million, or 7.2%, to $113 million, due to strong performance in Brazil.

Fiscal 2012 Company Results- Fiscal Year Ended April 29, 2012 compared to Fiscal Year Ended April 27, 2011

Sales for Fiscal 2012 increased $949 million, or 9.0%, to $11.51 billion. Net pricing increased sales by 3.7%, driven by price increases across the Company, particularly in the U.S., Latin America, U.K. and China. Volume decreased 0.1%, as favorable volume in emerging markets, Japan and Germany were more than offset by declines in the U.S., Australia and Italy. Emerging markets, global ketchup and the Company's top 15 brands continued to be the most significant growth drivers, with organic sales growth of 17.6%, 8.0%, and 5.0%, respectively (43.1%, 9.7% and 12.3%, respectively, reported). Acquisitions, net of divestitures, increased sales by 3.6%. Foreign exchange translation rates increased sales by 1.8%.

Gross profit increased $50 million, or 1.3%, to $3.99 billion however, the gross profit margin decreased 270 basis points to 34.7%. Excluding charges for productivity initiatives, gross profit increased $180 million, or 4.6%, to $4.12 billion, largely due to higher pricing, acquisitions and a $59 million favorable impact from foreign exchange, partially offset by lower volume and commodity cost inflation. Gross profit margin excluding charges for productivity initiatives reflected industry-wide price and cost pressure and decreased 160 basis points to 35.8%, resulting from higher commodity and other costs, the impact of acquisitions and unfavorable sales mix, partially offset by higher pricing and productivity improvements.

SG&A increased $236 million, or 10.4% to $2.49 billion. Excluding charges for productivity initiatives, SG&A increased $160 million, or 7.1% to $2.42 billion, and decreased as a percentage of sales to 21.0% versus 21.4% last year. This increase in SG&A reflects a $36 million unfavorable impact from foreign exchange translation rates, as well as increases from acquisitions, higher marketing spending and incremental investments in Project Keystone. In addition, S&D was unfavorably impacted by higher fuel prices, particularly in the U.S., and G&A were higher as a result of strategic investments to drive growth in emerging markets, partially offset by effective cost management in developed markets and lower incentive compensation expense. SG&A, excluding marketing and charges for productivity initiatives, decreased as percentage of sales by 40 basis points, to 17.0%.

Operating income decreased $185 million, or 11.0%, to $1.50 billion. Excluding charges for productivity initiatives, operating income was up $20 million, or 1.2%, to $1.71 billion.

Net interest expense increased $8 million, to $258 million, reflecting a $20 million increase in interest expense, partially offset by a $12 million increase in interest income. The increase in interest income is mainly due to earnings on short-term investments and the increase in interest expense is largely due to interest rate mix in the Company's debt portfolio and acquisitions made in Fiscal 2011. Other expenses, net, decreased $13 million, to $8 million, primarily due to currency gains in Fiscal 2012 compared to currency losses in Fiscal 2011.

The effective tax rate for Fiscal 2012 was 19.8%. Excluding charges for productivity initiatives, the effective tax rate was 21.3% in Fiscal 2012 compared to 26.2% in Fiscal 2011. The decrease in the effective tax rate is primarily the result of the increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting from a statutory tax rate reduction in the U.K. These benefits were partially offset by the Fiscal 2012 expense for changes in valuation allowances.

Income from continuing operations attributable to H. J. Heinz Company was $974 million, a decrease of 5.3%. Excluding charges for productivity initiatives, income from continuing operations attributable to H. J. Heinz Company was $1.12 billion compared to $1.03 billion in Fiscal 2011, an increase of 8.7%. This increase was largely due to higher sales and a lower effective tax rate, partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone. Diluted earnings per share from continuing operations were $3.01 in Fiscal 2012, down 5.3%. Excluding charges for productivity initiatives, diluted earnings per share from continuing operations were $3.45 in Fiscal 2012 compared to $3.18 in Fiscal 2011, up 8.5%. EPS movements were favorably impacted by $0.06 from currency translation and translation hedges.

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

Gross profit increased $52 million, or 4.1%, to $1.32 billion, while the gross profit margin decreased to 38.3% from 39.1%. The $52 million increase in gross profit is due to favorable net pricing, increased volume and foreign exchange translation rates. The decrease in the gross margin reflects the benefits from higher pricing and productivity improvements which were more than offset by higher commodity costs, unfavorable sales mix and a Fiscal 2011 gain on the sale of distribution rights on Amoy® products to ethnic channels in the U.K. Operating income increased $28 million, or 4.8%, to $609 million, due to higher pricing, increased volume and favorable foreign currency translation, partially offset by increased marketing investments.

Asia/Pacific

Heinz Asia/Pacific sales increased $253 million, or 11.3%, to $2.50 billion. Favorable exchange translation rates increased sales by 5.4%. The acquisition of Foodstar in China during the third quarter of Fiscal 2011 increased sales 3.2%. Pricing increased 2.1% and volume increased 0.5%. Total segment volume was negatively impacted by poor operating results in Australia. The Australian business has been impacted by a challenging market environment, higher promotions and reduced market demand. Price increases were realized on ABC® products in Indonesia, Complan® products in India, and Heinz® infant feeding products in China. Significant volume growth occurred in Complan® nutritional beverages in India, frozen potatoes and sauces in Japan, ABC® sauces in Indonesia, and Heinz® and Master® branded sauces and Heinz® branded infant feeding products in China. Beyond Australia, volume declines were noted in Glucon D® and Nycil® branded products in India.

Gross profit increased $46 million, or 6.4%, to $758 million, and the gross profit margin decreased to 30.3% from 31.7%. The $46 million increase in gross profit largely reflects favorable net pricing and foreign exchange translation rates and the Foodstar acquisition, partially offset by weakness in Australia, and Fiscal 2011 gains from the favorable renegotiation of a long-term supply contract in Australia and the sale of a factory in India. The decline in gross margin is a result of higher commodity costs and poor operating results in Australia which were only partially offset by higher pricing and productivity improvements. SG&A increased as a result of foreign exchange translation rates, the Foodstar acquisition, increased marketing and investments to improve capabilities in our emerging markets businesses. Operating income decreased by $19 million, or 7.4%, to $235 million, reflecting results in Australia.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $7 million, or 0.5%, to $1.35 billion. Pricing increased sales 2.3%, largely due to price increases across this segment's product portfolio to offset commodity cost increases. Volume decreased by 1.8%, due largely to ongoing weakness in restaurant foot traffic at some key customers, which was beginning to improve at the end of Fiscal 2012, and the impact of price increases.

Gross profit decreased $27 million, or 6.5%, to $390 million, and the gross profit margin decreased to 29.0% from 31.1%, as pricing and productivity improvements were more than offset by increased commodity and fuel costs and unfavorable volume and product mix. Operating income decreased $14 million, or 7.4%, to $170 million, which is primarily due to higher commodity costs, partially offset by a decrease in G&A expenses which reflects effective cost management, including reduced incentive compensation expense.

Rest of World

Sales for Rest of World increased $509 million, or 108.3%, to $979 million. The Coniexpress acquisition in Brazil ("Quero"), which was completed at the end of Fiscal 2011, increased sales 76.6%. Higher pricing increased sales by 21.5%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela - Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 11.9% mainly due to increases in Heinz® ketchup and baby food in Latin America. Volume in Latin America was unfavorably impacted in Fiscal 2011 by labor disruptions which occurred in Venezuela. Ketchup and sauces in South Africa and improvements across product categories in the Middle East also drove favorable volume. Foreign exchange translation rates decreased sales 1.7%.

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

Liquidity and Financial Position

Cash provided by operating activities was $1.39 billion compared to $1.49 billion in the prior year. The decline in Fiscal 2013 versus Fiscal 2012 reflects unfavorable movements in receivables, inventories and income taxes as well as increased pension contributions and cash paid in the current year for transaction costs related to the Merger Agreement. The unfavorable movement in receivables is largely due to an increase in cash received under the accounts receivable securitization program during last year. These were partially offset by favorable movements in payables. In addition, the settlement of the Foodstar earn-out previously discussed resulted in a cash payment of $60 million, of which $15 million was reported in cash from operating activities and $45 million was reported in cash from financing activities on the consolidated cash flow statement. Cash paid in the current year for Fiscal 2012 productivity initiatives was $74 million ($29 million of which were capital expenditures) compared to $122 million ($25 million of which were net capital expenditures) in the prior year. The Company's cash conversion cycle, which is calculated using a 5 quarter average, improved 5 days from prior year to 37 days in Fiscal 2013 due to improvements in accounts receivable and inventories of 1 day and 4 days, respectively. The improvement in the Company's cash conversion cycle reflects the Company's focus on the reduction in average working capital requirements.
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $159 million and $162 million as of April 28, 2013 and April 29, 2012, respectively, resulting in a decrease of $3 million in cash for sales under this program for Fiscal 2013 and an increase in cash of $133 million for Fiscal 2012. The increase in cash proceeds related to the Deferred Purchase Price was $3 million and $117 million in Fiscals 2013 and 2012, respectively. See Note 8, “Debt and Financing Arrangements” in Item 8- “Financial Statements and Supplementary Data” for additional information. On May 31, 2013, subsequent to the Fiscal 2013 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 30, 2014. Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers will be accounted for subsequent to this amendment as secured borrowings and the receivables sold pursuant to this program will be included on the balance sheet as trade receivables, along with the Deferred Purchase Price.
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
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82 million. This revaluation resulted in a reduction of tax expense in Fiscal 2013 of $13 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13 million. During the second quarter of Fiscal 2012, a foreign subsidiary of the Company also exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $220 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense of $35 million reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $35 million. The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $18 million and $10 million during the fiscal years ended April 28, 2013 and April 29, 2012, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.

Cash used for investing activities totaled $373 million compared to $402 million last year. Capital expenditures totaled $399 million (3.4% of sales) compared to $419 million (3.6% of sales) in the prior year, which is in-line with planned levels. Proceeds from disposals of property, plant and equipment were $19 million in the current year compared to $10 million in the prior year. The increase is primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures were $17 million in the current year compared to $4 million in the prior year. The current year decrease in restricted cash was $4 million compared to an increase in restricted cash of $39 million in the prior year, which primarily represented collateral that the

Company was required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012 (see Note 13, "Derivative Financial Instruments and Hedging Activities" in Item 8- “Financial Statements and Supplementary Data” for addition information). Cash received for the sale of short-term investments in Brazil in the prior year was $57 million.
Cash provided by financing activities totaled $257 million compared to cash used of $363 million last year.

•
Proceeds from long-term debt were $205 million in the current year and $1.91 billion in the prior year. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•
The current year proceeds from debt issuances were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $224 million in the current year compared to $1.44 billion in the prior year. The prior year proceeds from debt issuances were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012.

•
Net proceeds on commercial paper and short-term debt were $1.09 billion this year compared to net payments of $43 million in the prior year. See below for further discussion of a short-term credit agreement entered into in April 2013.

•
Cash payments for treasury stock purchases, net of cash from option exercises, used $26 million of cash in the current year compared to $119 million in the prior year. The Company repurchased 2.4 million shares of stock at a total cost of $139 million, in the current year and 3.9 million shares of stock at a total cost of $202 million in the prior year. Under the terms of the Merger Agreement, the Company suspended its share repurchase program from February 13, 2013 through the closing of the acquisition on June 7, 2013.

•
Dividend payments totaled $666 million this year, compared to $619 million for the same period last year, reflecting an increase in the annualized dividend per common share to $2.06. Until the effective time of the merger, the Merger Agreement permitted the Company to continue to declare and pay regular quarterly cash dividends not to exceed $0.515 per share of common stock with record dates and payment dates that were substantially consistent with the Company's past practice. The Merger Agreement did not permit the Company to pay a prorated dividend for the quarter in which the merger was completed.

•
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

At April 28, 2013, the Company had total debt of $6.01 billion (including $122 million relating to the hedge accounting adjustments) and cash and cash equivalents of $2.48 billion. Total debt balances have increased since prior year end due to the items discussed above.
At April 28, 2013, the Company had a $1.5 billion credit agreement which was scheduled to expire in June 2016. This credit agreement supported the Company's commercial paper borrowings. In April 2013, the Company entered into a new $1.5 billion 1.28% credit agreement under which it borrowed $1.1 billion primarily to pay off all of the outstanding commercial paper. Both credit agreements were terminated on June 7, 2013 in conjunction with the closing of the Merger Agreement. The Company has historically maintained a commercial paper program that was used to fund operations in the U.S., principally within fiscal quarters. The Company's average commercial paper borrowings during the fourth quarter of Fiscal 2013 was approximately $1.01 billion and the maximum amount of commercial paper borrowings outstanding during the fourth quarter of Fiscal 2013 was $1.34 billion. Historically, the Company's commercial paper maturities were funded principally through new issuances and were repaid by quarter-end using cash from operations and overseas cash which was available for use in the U.S. on a short-term basis without being subject to U.S. tax. In addition, the Company has $438 million of foreign lines of credit available at April 28, 2013. Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its debt covenants as of April 28, 2013.

In connection with the closing of the Merger, Merger Subsidiary obtained the following:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor, and

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate bsed on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn.

When the Merger was consummated, such indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt.
On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of Notes to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Notes were issued pursuant to the Indenture, dated as of April 1, 2013, by and among Merger Subsidiary, Hawk Acquisition Intermediate Corporation II and the Trustee and Collateral Agent On June 7, 2013, the Company, certain of its direct and indirect wholly owned domestic subsidiaries, the Trustee and the Collateral Agent entered into the Indenture Supplemental pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Notes. The Notes mature in 2020 and are required, within one year of consummation of the Merger Agreement, to be exchanged for notes registered with the SEC. In addition, in connection with the Merger, Parent issued to Berkshire Hathaway 80,000 shares of its 9% Cumulative Perpetual Series A Preferred Stock for $8 billion.
A substantial portion of the Company's indebtedness outstanding prior to the Merger was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggers certain downgrades in the ratings of the Company's debt).  Certain of the Company's outstanding indebtedness as of April 28, 2013 that was not subject to acceleration upon a change of control and that either does not contain change of control repurchase obligations or where the holders did not elect to have such indebtedness repurchased in a change of control offer remained outstanding following completion of the Merger.
At April 28, 2013, approximately $2.3 billion of cash and short-term investments were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.
After-tax return on invested capital (“ROIC”) is calculated by taking net income attributable to H.J. Heinz Company, plus net interest expense net of tax, divided by average invested capital. Average invested capital is a five-point quarterly average of debt plus total H.J. Heinz Company shareholders’ equity less cash and cash equivalents, short-term investments, restricted cash, and the hedge accounting adjustments. ROIC was 18.9% in Fiscal 2013, 16.8% in Fiscal 2012, and 19.3% in Fiscal 2011. The increase in ROIC in Fiscal 2013 versus Fiscal 2012 was due to a 240 basis point unfavorable impact to Fiscal 2012 ROIC from charges for productivity initiatives, a 120 basis point unfavorable impact to Fiscal 2012 ROIC from the Quero and Foodstar acquisitions, and higher earnings excluding special items and charges for productivity initiatives in Fiscal 2013 compared to 2012, partially offset by a 130 basis point unfavorable impact to Fiscal 2013 ROIC from charges for special items as previously discussed and a 110 basis point unfavorable impact to Fiscal 2013 ROIC for losses on discontinued operations. The decrease in ROIC in Fiscal 2012 versus Fiscal 2011 was due to a 240 basis point unfavorable impact to Fiscal 2012 ROIC from charges for productivity initiatives and a 180 basis point unfavorable impact to Fiscal 2012 ROIC from the Quero and Foodstar acquisitions, partially offset by higher earnings excluding charges for productivity initiatives in Fiscal 2012 compared to 2011.

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
The following table represents the contractual obligations of the Company as of April 28, 2013.

	Fiscal Year
	2014	2015-2016	2017-2018	2019 Forward	Total
	(In thousands)
Long Term Debt(1)	$2,325,234	$555,607	$1,068,135	$5,338,616	$9,287,592
Capital Lease Obligations	14,820	12,103	20,580	10,321	57,824
Operating Leases	242,638	135,220	102,549	196,162	676,569
Purchase Obligations	1,074,725	511,331	160,616	232,893	1,979,565
Other Long Term Liabilities Recorded on the Balance Sheet	167,421	305,928	211,915	274,713	959,977
Total	$3,824,838	$1,520,189	$1,563,795	$6,052,705	$12,961,527

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
At April 28, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $52 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.

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
As of April 28, 2013, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded them within Property, plant and equipment on the balance sheet as of that date.
The Company acted as servicer for $159 million and $162 million of U.S. trade receivables sold through an accounts receivable securitization program that are not recognized on the balance sheet as of April 28, 2013 and April 29, 2012, respectively. In addition, the Company acted as servicer for approximately $184 million and $206 million of trade receivables which were sold to unrelated third parties without recourse as of April 28, 2013 and April 29, 2012, respectively. On May 31, 2013, subsequent to the Fiscal 2013 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 30, 2014. Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers will be accounted for subsequent to this amendment as secured borrowings and the receivables sold pursuant to this program will be included on the balance sheet as trade receivables, along with the Deferred Purchase Price.
No significant credit guarantees existed between the Company and third parties as of April 28, 2013.

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
The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount		Net Unrealized Gains/(Losses)
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
	(In millions)
Purpose of Hedge:
Intercompany cash flows	$402	1,090	$(3)	13
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	422	578	21	(5)
Forecasted sales and foreign currency denominated assets	49	245	11	9
	$873	1,913	$29	17

As of April 28, 2013, the Company’s foreign currency contracts mature within two years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.
Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)
Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $6.01 billion (including $122 million relating to hedge accounting adjustments) and $5.03 billion (including $128 million relating to hedge accounting adjustments) at April 28, 2013 and April 29, 2012, respectively. The Company’s debt obligations are summarized in Note 8, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”
In order to manage interest rate exposure, the Company utilizes interest rate swaps to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 28, 2013, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $0.2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company:

	April 28, 2013	April 29, 2012
	(Dollars in millions)
Pay floating swaps—notional amount	$160	$160
Net unrealized gains	$33	$36
Weighted average maturity (years)	7.2	8.2
Weighted average receive rate	5.87%	6.09%
Weighted average pay rate	1.48%	1.57%

The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the fiscal year ended April 28, 2013, the Company recorded a $1.8 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized losses totaled $1.0 million as of April 28, 2013. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34 million with the counterparty for the term of the swap. See Note 13, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.
The Company had outstanding cross-currency interest rate swaps with a total notional amount of $316 million and $386 million as of April 28, 2013 and April 29, 2012, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout the fiscal year, net losses of $70.1 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net during Fiscal 2013. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation. Net unrealized (losses)/gains related to these swaps totaled $(72) million and $20 million as of April 28, 2013 and April 29, 2012, respectively. These contracts are scheduled to mature in Fiscal 2014 and 2016.
Effect of Hypothetical 10% Fluctuation in Market Prices:  As of April 28, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts, interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(In millions)
Foreign currency contracts	$32
Interest rate swap contracts	$3
Cross-currency interest rate swaps	$32

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

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $43 million pre-tax currency translation loss, which was reflected within other expense, net, on the consolidated statement of income during the fourth quarter of Fiscal 2013 ($39 million after-tax loss). The monetary net asset position of our Venezuelan subsidiary was also reduced as a result of the devaluation to $99 million at April 28, 2013. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward.

During Fiscal 2012, the Venezuelan government announced that it will be instituting price controls on a number of food and personal care products sold in the country.   Such controls have impacted the products that the Company currently sells within this country. In Fiscal 2013, sales in Venezuela represented approximately 3% of the Company's total sales.

Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements in Item 8-“Financial Statements and Supplementary Data” of this Form 10-K.

Non-GAAP Measures

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to the Company's executive management and as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes. Management and the Board of Directors believed that these measures provided useful information to investors, and included these measures in other communications to investors.

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

Fiscal 2013 Results Excluding Special Items

The special items are charges in Fiscal 2013 related to the following that, in management's judgment, significantly affect the year-over-year assessment of operating results:

•
Transaction-related costs, including legal, accounting and other professional fees, recorded during the fourth quarter of Fiscal 2013 as a result of the Merger. See Note 21, “Subsequent Events” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

•	A charge primarily related to asset write-downs for the closure of a factory in South Africa.

•
A currency translation loss recorded in our Venezuelan business due to a devaluation of its currency relative to the U.S. dollar during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

•
A charge for the Company's early settlement of the earn-out payment that was due in Fiscal 2014 related to the Fiscal 2011 acquisition of Foodstar. See Note 11, "Fair Value Measurements" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

The following is the reconciliation of the Company's Fiscal 2013 results excluding these charges to the relevant GAAP measures.

	Fiscal Year Ended
	April 28, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS
	(Amounts in thousands except per share amounts)
Reported results	$11,528,886	$4,195,470	$2,533,819	$1,661,651	18.0%	$1,087,615	$3.37
Transaction-related costs	—	—	44,814	44,814	38.1%	27,752	0.09
Charge for South Africa factory closure	—	3,543	—	3,543	28.0%	2,550	0.01
Currency translation loss in Venezuela	—	—	—	—	8.4%	39,132	0.12
Charge for settlement of Foodstar earn-out	—	—	12,081	12,081	—%	12,081	0.04
Results excluding special items	$11,528,886	$4,199,013	$2,476,924	$1,722,089	18.2%	$1,169,130	$3.62

(Totals may not add due to rounding)

Fiscal 2012 Results Excluding Charges for Productivity Initiatives

The adjustments were charges in Fiscal 2012 for productivity initiatives that, in management's judgment, significantly affect the year-over-year assessment of operating results. See the above “Fiscal 2012 Productivity Initiatives” section for further explanation of these charges and the following reconciliation of the Company's Fiscal 2012 results excluding charges for productivity initiatives to the relevant GAAP measure.

	Fiscal Year Ended
	April 29, 2012
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Effective Tax Rate	Net Income attributable to H.J. Heinz Company	Diluted EPS

Reported results	$11,507,572	$3,994,789	$2,492,482	$1,502,307	19.8%	$974,374	$3.01
Charges for productivity initiatives	—	129,938	75,480	205,418	29.9%	143,974	0.45
Results excluding charges for productivity initiatives	$11,507,572	$4,124,727	$2,417,002	$1,707,725	21.3%	$1,118,348	$3.46

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

	Organic Sales Growth	+	Foreign Exchange	+	Acquisitions/ Divestitures	=	Total Net Sales Change
FY13 Total Company	3.1%		(2.5)%		(0.3)%		0.2%
FY12 Total Company	3.6%		1.8%		3.6%		9.0%
FY13 global ketchup	4.6%		(1.8)%		—%		2.8%
FY12 global ketchup	8.0%		0.5%		1.2%		9.7%
FY13 Emerging Markets	16.8%		(7.1)%		4.5%	*	14.3%
FY12 Emerging Markets	17.6%		(0.6)%		26.0%		43.1%
FY13 Top 15 brands	3.6%		(2.8)%		—%		0.8%
FY12 Top 15 brands	5.0%		1.7%		5.6%		12.3%

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

Total Company (in millions)	2013	2012
Cash provided by operating activities	$1,390.0	$1,493.1
Capital expenditures	(399.1)	(418.7)
Proceeds from disposals of property, plant and equipment	19.0	9.8
Operating Free Cash Flow	$1,009.9	$1,084.2
Cash paid for special items/productivity initiatives	45.0	121.9
Operating Free Cash Flow excluding cash paid for special items/productivity initiatives	$1,054.8	$1,206.1
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

The Company's estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives under the quantitative assessment are based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the discounted cash flow models were determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary among the reporting units, but generally, higher assumed growth rates and discount rates were utilized for tests of reporting units for which the principal market is an emerging market compared to those for which the principal market is a developed market. For each of the reporting units tested quantitatively, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 7% to 15% in Fiscal 2013. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. We validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units, including those with no assigned goodwill, to our market capitalization and a reasonable control premium.

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

Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative calculation of fair value and comparison to carrying amount. The qualitative evaluation is an assessment of factors including, but not limited to, changes in management, overall financial performance, and other entity-specific events. The objective of the qualitative evaluation is to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. During the fourth quarter of Fiscal 2013, the Company completed its annual review of indefinite-lived intangible assets. No impairments were identified during the Company's annual assessment of indefinite-lived intangible assets.

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
The Company recognized pension (income)/expense related to defined benefit programs of $(4) million, $25 million, and $27 million for fiscal years 2013, 2012, and 2011, respectively, which reflected expected return on plan assets of $251 million, $235 million, and $229 million, respectively. The Company contributed $69 million to its pension plans in Fiscal 2013 compared to $23 million in Fiscal 2012 and $22 million in Fiscal 2011. The Company expects to contribute approximately $100 million to its pension plans in Fiscal 2014.
One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 8.1% for the year ended April 28, 2013, and was 8.2% for the years ended April 29, 2012 and April 27, 2011. For purposes of calculating Fiscal 2014 expense, the weighted average rate of return will be 8.1%.
Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation for the year ending April 28, 2013 decreased to 4.0% from 4.8% as of April 29, 2012.
Deferred gains and losses result from actual experience differing from expected financial and actuarial assumptions. The pension plans currently have a deferred loss amount of $1.35 billion at April 28, 2013. Deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.
The Company’s investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at April 28, 2013 and April 29, 2012 were as follows:

	Plan Assets at		Target Allocation at
Asset Category	2013	2012	2013	2012
Equity securities	62%	61%	58%	59%
Debt securities	29%	31%	33%	32%
Real estate	8%	7%	8%	8%
Other	1%	1%	1%	1%
	100%	100%	100%	100%

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at April 28, 2013 was determined using an average initial health care trend rate of 6.3% which gradually decreases to an average ultimate rate of 4.8% in 7 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $2 million and increase the benefit obligation by $19 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $1 million and decrease the benefit obligation by $17 million.
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

Sensitivity of Assumptions
If we assumed a 100 basis point change in the following rates, the Company’s Fiscal 2013 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease
Pension benefits
Discount rate used in determining projected benefit obligation	$(405)	$509
Discount rate used in determining net pension expense	$(27)	$30
Long-term rate of return on assets used in determining net pension expense	$(31)	$31
Other benefits
Discount rate used in determining projected benefit obligation	$(22)	$25
Discount rate used in determining net benefit expense	$(2)	$2

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

Input Costs
In general, the effects of cost inflation may be experienced by the Company in future periods. During Fiscals 2013, 2012, and 2011, the Company experienced wide-spread inflationary increases in commodity input costs, which is expected to continue in Fiscal 2014. Price increases and continued productivity improvements are expected to more than offset these cost increases.

Stock Market Information
Prior to the Fiscal 2013 year end, H. J. Heinz Company common stock was traded principally on The New York Stock Exchange under the symbol HNZ. The number of shareholders of record of the Company’s common stock as of June 20, 2013 approximated 31,300. The closing price of the common stock on The New York Stock Exchange composite listing on April 28, 2013 was $72.45.
As a result of the Merger, the common stock of the Company is now privately held by a subsidiary of Parent, the sole shareholder of the Company. The Company's stock is no longer traded on The New York Stock Exchange or any other stock exchange or public market.
Historical stock price information for common stock by quarter follows:

	Stock Price Range
	High	Low
2013
First	$55.48	$52.29
Second	58.56	54.37
Third	60.96	56.77
Fourth	72.70	59.20
2012
First	$55.00	$50.95
Second	53.46	48.17
Third	54.82	49.75
Fourth	54.83	51.51

Dividends
Historical information concerning dividends paid per share on our common stock by quarter follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012
First	$0.515	$0.480
Second	0.515	0.480
Third	0.515	0.480
Fourth	0.515	0.480
Total	$2.060	$1.920

Payments of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes, except for under limited circumstances. We do not expect for the foreseeable future to pay dividends on our common stock, other than to enable Parent to make certain dividend payments in respect of the 9% Cumulative Perpetual Series A Preferred Stock it issued to Berkshire Hathaway. Any future determination to pay additional dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Performance Graph
The following graph compares the cumulative total shareholder return on the Company's Common Stock over the five preceding fiscal years with the cumulative total shareholder return on the Standard & Poor's 500 Packaged Foods and Meats Index and the return on the Standard & Poor's 500 Index, assuming an investment of $100 in each at their closing prices on April 30, 2008 and reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
H.J. Heinz Company	100.00	75.19	104.94	122.04	131.34	185.28
S&P 500	100.00	64.74	90.14	104.63	110.69	127.65
S&P 500 Packaged Foods & Meats Index	100.00	78.32	109.77	127.72	145.05	185.55

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 25.

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 28, 2013, as stated in their report which appears herein.

/s/ Bernardo Hees
Chief Executive Officer

/s/ Paulo Basilio
Chief Financial Officer

July 9, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
H. J. Heinz Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of H. J. Heinz Company and its subsidiaries at April 28, 2013 and April 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
July 9, 2013

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Income

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands, except per share amounts)
Sales	$11,528,886	$11,507,572	$10,558,636
Cost of products sold	7,333,416	7,512,783	6,614,259
Gross profit	4,195,470	3,994,789	3,944,377
Selling, general and administrative expenses	2,533,819	2,492,482	2,256,739
Operating income	1,661,651	1,502,307	1,687,638
Interest income	27,795	34,547	22,548
Interest expense	283,607	293,009	272,660
Other expense, net	(62,196)	(7,756)	(21,204)
Income from continuing operations before income taxes	1,343,643	1,236,089	1,416,322
Provision for income taxes	241,598	244,966	370,817
Income from continuing operations	1,102,045	991,123	1,045,505
Loss from discontinued operations, net of tax	(74,712)	(51,215)	(39,557)
Net income	1,027,333	939,908	1,005,948
Less: Net income attributable to the noncontrolling interest	14,430	16,749	16,438
Net income attributable to H. J. Heinz Company	$1,012,903	$923,159	$989,510
Income/(loss) per common share:
Diluted
Continuing operations attributable to H. J. Heinz Company common shareholders	$3.37	$3.01	$3.18
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.23)	(0.16)	(0.12)
Net income attributable to H. J. Heinz Company common shareholders	$3.14	$2.85	$3.06
Average common shares outstanding—diluted	323,172	323,321	323,042
Basic
Continuing operations attributable to H. J. Heinz Company common shareholders	$3.39	$3.03	$3.21
Discontinued operations attributable to H. J. Heinz Company common shareholders	(0.23)	(0.16)	(0.12)
Net income attributable to H. J. Heinz Company common shareholders	$3.16	$2.87	$3.09
Average common shares outstanding—basic	320,662	320,686	320,118
Cash dividends per share	$2.06	$1.92	$1.80
Amounts attributable to H. J. Heinz Company common shareholders:
Income from continuing operations, net of tax	$1,087,615	$974,374	$1,029,067
Loss from discontinued operations, net of tax	(74,712)	(51,215)	(39,557)
Net income	$1,012,903	$923,159	$989,510
(Per share amounts may not add due to rounding)

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Net income	$1,027,333	$939,908	$1,005,948
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(228,980)	(377,491)	567,876
Net pension and post-retirement benefit (losses)/gains	(189,302)	(258,079)	77,298
Reclassification of net pension and post-retirement benefit losses to net income	54,833	56,813	53,353
Net deferred (losses)/gains on derivatives from periodic revaluations	(11,743)	30,377	9,395
Net deferred losses/(gains) on derivatives reclassified to earnings	29,608	(13,811)	(20,794)
Total comprehensive income	681,749	377,717	1,693,076
Comprehensive loss/(income) attributable to the noncontrolling interest	1,344	734	(21,373)
Comprehensive income attributable to H.J. Heinz Company	$683,093	$378,451	$1,671,703

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	April 28, 2013	April 29, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,476,699	$1,330,441
Trade receivables (net of allowances: 2013—$7,957 and 2012—$10,680)	872,864	815,600
Other receivables (net of allowances: 2013—$360 and 2012—$607)	200,988	177,910
Inventories:
Finished goods and work-in-process	1,076,779	1,082,317
Packaging material and ingredients	255,918	247,034
Total inventories	1,332,697	1,329,351
Prepaid expenses	160,658	174,795
Other current assets	91,656	54,139
Total current assets	5,135,562	3,882,236
Property, plant and equipment:
Land	78,800	81,185
Buildings and leasehold improvements	996,719	1,009,379
Equipment, furniture and other	4,283,570	4,175,997
	5,359,089	5,266,561
Less accumulated depreciation	2,900,288	2,782,423
Total property, plant and equipment, net	2,458,801	2,484,138
Other non-current assets:
Goodwill	3,079,250	3,185,527
Trademarks, net	1,037,283	1,090,892
Other intangibles, net	378,187	407,802
Other non-current assets	849,924	932,698
Total other non-current assets	5,344,644	5,616,919
Total assets	$12,939,007	$11,983,293

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	April 28, 2013	April 29, 2012
	(In thousands)
Liabilities and Equity
Current liabilities:
Short-term debt	$1,137,181	$46,460
Portion of long-term debt due within one year	1,023,212	200,248
Trade payables	1,310,009	1,202,398
Other payables	182,828	146,414
Accrued marketing	313,930	303,132
Other accrued liabilities	705,482	647,769
Income taxes	114,230	101,540
Total current liabilities	4,786,872	2,647,961
Long-term debt and other non-current liabilities:
Long-term debt	3,848,339	4,779,981
Deferred income taxes	678,565	817,928
Non-pension post-retirement benefits	240,319	231,452
Other non-current liabilities	506,562	581,390
Total long-term debt and other non-current liabilities	5,273,785	6,410,751
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	29,529	113,759
Equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value	—	61
Common stock, 431,096 shares issued, $0.25 par value	107,774	107,774
	107,774	107,835
Additional capital	608,504	594,608
Retained earnings	7,907,033	7,567,278
	8,623,311	8,269,721
Less:
Treasury shares, at cost (109,831 shares at April 28, 2013 and 110,870 shares at April 29, 2012)	4,647,242	4,666,404
Accumulated other comprehensive loss	1,174,538	844,728
Total H.J. Heinz Company shareholders’ equity	2,801,531	2,758,589
Noncontrolling interest	47,290	52,233
Total equity	2,848,821	2,810,822
Total liabilities and equity	$12,939,007	$11,983,293

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	April 28, 2013			April 29, 2012			April 27, 2011
	Shares	Dollars		Shares	Dollars		Shares	Dollars
	(In thousands, except per share amounts)
PREFERRED STOCK
Balance at beginning of year	6	$61		7	$69		7	$70
Conversion of preferred into common stock	(6)	(61)		(1)	(8)		—	(1)
Balance at end of year	—	—		6	61		7	69
Authorized shares- April 28, 2013	—
COMMON STOCK
Balance at beginning of year	431,096	107,774		431,096	107,774		431,096	107,774
Balance at end of year	431,096	107,774		431,096	107,774		431,096	107,774
Authorized shares- April 28, 2013	600,000
ADDITIONAL CAPITAL
Balance at beginning of year		594,608			629,367			657,596
Conversion of preferred into common stock		(3,600)			(539)			(39)
Stock options exercised, net of shares tendered for payment		(7,204)	(3)		(15,220)	(3)		(26,482)	(3)
Stock option expense		10,088			10,864			9,447
Restricted stock unit activity		(5,837)			4,305			(8,119)
Purchase of subsidiary shares from noncontrolling interests(1)		18,956			(34,483)			(2,411)
Other, net(2)		1,493			314			(625)
Balance at end of year		608,504			594,608			629,367
RETAINED EARNINGS
Balance at beginning of year		7,567,278			7,264,678			6,856,033
Net income attributable to H.J. Heinz Company		1,012,903			923,159			989,510
Cash dividends:
Preferred (per share $1.70 per share in 2013, 2012 and 2011)		(8)			(9)			(12)
Common (per share $2.06, $1.92, and $1.80 in 2013, 2012 and 2011, respectively)		(665,683)			(619,095)			(579,606)
Purchase of subsidiary shares from noncontrolling interests(1)		(7,703)			—			—
Other(4)		246			(1,455)			(1,247)
Balance at end of year		7,907,033			7,567,278			7,264,678
TREASURY STOCK
Balance at beginning of year	(110,871)	(4,666,404)		(109,819)	(4,593,362)		(113,404)	(4,750,547)
Shares reacquired	(2,431)	(139,069)		(3,860)	(201,904)		(1,425)	(70,003)
Conversion of preferred into common stock	79	3,661		12	547		1	40
Stock options exercised, net of shares tendered for payment	2,802	127,084		2,298	105,144		4,495	203,196
Restricted stock unit activity	443	20,618		303	14,087		296	13,756
Other, net(2)	148	6,868		195	9,084		218	10,196
Balance at end of year	(109,830)	$(4,647,242)		(110,871)	$(4,666,404)		(109,819)	$(4,593,362)

(1)	See Note No. 5 for further details.

(2)	Includes activity of the Global Stock Purchase Plan.

(3)	Includes income tax benefit resulting from exercised stock options.

(4)	Includes unpaid dividend equivalents on restricted stock units.

(5)
Comprised of unrealized translation adjustment of $(236,411), pension and post-retirement benefits net prior service cost of $(10,077) and net losses of $(952,578), and deferred net losses on derivative financial instruments of $24,528.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	April 28, 2013			April 29, 2012		April 27, 2011
	Shares	Dollars		Shares	Dollars	Shares	Dollars
	(In thousands, except per share amounts)
OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of year		$(844,728)			$(299,564)		$(979,581)
Net pension and post-retirement benefit (losses)/gains		(189,294)			(258,067)		77,355
Reclassification of net pension and post-retirement benefit losses to net income		54,833			56,813		53,353
Foreign currency translation adjustments		(197,126)			(359,771)		563,060
Net deferred (losses)/gains on derivatives from periodic valuations		(11,736)			30,405		9,790
Net deferred losses/(gains) on derivatives reclassified to earnings		29,646			(14,088)		(21,365)
Purchase of subsidiary shares from noncontrolling interests(1)		(16,133)			(456)		(2,176)
Balance at end of year		(1,174,538)	(5)		(844,728)		(299,564)
TOTAL H.J. HEINZ COMPANY SHAREHOLDERS’ EQUITY		2,801,531			2,758,589		3,108,962
NONCONTROLLING INTEREST
Balance at beginning of year		52,233			73,504		57,151
Net income attributable to the noncontrolling interest		12,925			15,884		16,438
Other comprehensive income/(loss), net of tax:
Net pension and post-retirement benefit losses		(8)			(12)		(57)
Foreign currency translation adjustments		(5,232)			(5,945)		4,816
Net deferred losses) on derivatives from periodic valuations		(7)			(28)		(395)
Net deferred losses on derivatives reclassified to earnings		(38)			277		571
Purchase of subsidiary shares from noncontrolling interests(1)		—			(19,885)		(1,750)
Dividends paid to noncontrolling interest		(12,583)			(11,562)		(3,270)
Balance at end of year		47,290			52,233		73,504
TOTAL EQUITY		$2,848,821			$2,810,822		$3,182,466
Note: See Footnote explanations on Page 41.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
Operating Activities	(In thousands)
Net income	$1,027,333	$939,908	$1,005,948
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	302,057	295,718	255,227
Amortization	46,853	47,075	43,433
Deferred tax (benefit)/provision	(87,265)	(94,816)	153,725
Net losses on divestitures	19,532	—	—
Impairment on assets held for sale	36,000	—	—
Pension contributions	(69,388)	(23,469)	(22,411)
Asset write-downs from Fiscal 2012 productivity initiatives	—	58,736	—
Other items, net	84,834	75,375	98,172
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(166,239)	171,832	(91,057)
Inventories	(49,468)	60,919	(80,841)
Prepaid expenses and other current assets	14,111	(11,584)	(1,682)
Accounts payable	168,898	(72,352)	233,339
Accrued liabilities	71,846	(20,008)	(60,862)
Income taxes	(9,141)	65,783	50,652
Cash provided by operating activities	1,389,963	1,493,117	1,583,643
Investing activities:
Capital expenditures	(399,098)	(418,734)	(335,646)
Proceeds from disposals of property, plant and equipment	18,986	9,817	13,158
Acquisitions, net of cash acquired	—	(3,250)	(618,302)
Proceeds from divestitures	16,787	3,828	1,939
Sale of short-term investments	—	56,780	—
Change in restricted cash	3,994	(39,052)	(5,000)
Other items, net	(13,789)	(11,394)	(5,781)
Cash used for by investing activities	(373,120)	(402,005)	(949,632)
Financing activities:
Payments on long-term debt	(224,079)	(1,440,962)	(45,766)
Proceeds from long-term debt	205,350	1,912,467	229,851
Net proceeds/(payments) on commercial paper and short-term debt	1,089,882	(42,543)	(193,200)
Dividends	(665,691)	(619,104)	(579,618)
Purchases of treasury stock	(139,069)	(201,904)	(70,003)
Exercise of stock options	113,477	82,714	154,774
Acquisition of subsidiary shares from noncontrolling interests	(80,132)	(54,824)	(6,338)
Earn-out settlement	(44,547)	—	—
Other items, net	1,736	1,321	27,791
Cash provided by/(used for) financing activities	256,927	(362,835)	(482,509)
Effect of exchange rate changes on cash and cash equivalents	(127,512)	(122,147)	89,556
Net increase in cash and cash equivalents	1,146,258	606,130	241,058
Cash and cash equivalents at beginning of year	1,330,441	724,311	483,253
Cash and cash equivalents at end of year	$2,476,699	$1,330,441	$724,311
See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies
Merger Agreement with Berkshire Hathaway and 3G Capital:
On June 7, 2013, the Company was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by 3G Special Situations Fund III, L.P. and Berkshire Hathaway, (together the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 ("Merger Agreement"), as amended by the Amendment, by and among the Company, Parent and Hawk Acquisition Sub, Inc. ("Merger Subsidiary"), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, all issued and outstanding shares of our common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon, and the Company continued as the surviving corporation in the Merger, becoming an indirect wholly owned subsidiary of Parent. The total aggregate value of the acquisition consideration was approximately $28.75 billion, including the assumption of the Company's outstanding debt. See Note 21, “Subsequent Events” in Item 8 – “Financial Statements and Supplementary Data” for additional information.
Fiscal Year:
The Company operates on a 52-week or 53-week fiscal year end. On March 14, 2012, the Board of Directors of the Company authorized a change in the Company's fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. The change in the fiscal year end resulted in Fiscal 2012 changing from a 53 week year to a 52 1/2 week year and was intended to better align the Company's financial reporting period with its business partners and production schedules. This change did not have a material impact on the Company's financial statements. Certain foreign subsidiaries have closing dates earlier than the Sunday nearest April 30 to facilitate timely reporting. Fiscal years for the financial statements included herein ended April 28, 2013, April 29, 2012, and April 27, 2011.
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries, and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the Fiscal 2013 presentation.
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
Property, Plant and Equipment:
Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings—40 years or less, machinery and equipment—15 years or less, computer software—3 to 7 years, and leasehold improvements—over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The Company reviews property, plant and equipment, whenever circumstances change such that the recorded value of an asset may not be recoverable. Factors that may affect recoverability include changes in planned use of the asset and the closing of facilities. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist and are largely independent. When the carrying value of the asset exceeds the future undiscounted cash flows, an impairment is indicated and the asset is written down to its fair value.
Goodwill and Intangibles:
Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. Indefinite-lived intangible assets are tested annually during the fourth quarter of each fiscal year, while the annual impairment tests of goodwill are performed during the third quarter of each fiscal year. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. The Company performs its impairment tests of goodwill at the reporting unit level.   The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test.   The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill.  Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions.  The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. This quantitative test involves estimating a reporting units fair value.
Indefinite-lived intangible assets are tested for impairment by either performing a qualitative evaluation or a quantitative calculation of fair value and comparison to carrying amount. The qualitative evaluation is an assessment of factors including, but not limited to, changes in management, overall financial performance, and other entity-specific events. The objective of the qualitative evaluation is to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets.
The Company's estimates of fair value when testing quantitatively for impairment of both goodwill and intangible assets with indefinite lives is based on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates, working capital changes and macroeconomic factors.
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

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss. Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income. The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements. The new amendments will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss, and cross-reference to other disclosures currently required under U.S. generally accepted accounting principles for certain other reclassification items. The Company will adopt this revised standard in the first quarter of Fiscal 2014. The adoption of this revised standard will not impact our results of operations or financial position.

In July 2012, the FASB issued an amendment to the indefinite-lived intangibles impairment standard. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can by-pass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible asset in any period. The Company early adopted this amendment in the fourth quarter of Fiscal 2013 for use in the Fiscal 2013 annual impairment testing. The adoption of this revised standard did not impact our results of operations or financial position.

In December 2011, the FASB issued an amendment on disclosures about offsetting assets and liabilities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is required to adopt this amendment on the first day of Fiscal 2014, and this adoption will only impact the notes to the financial statements and not the financial results. The Company did not expect a significant impact to its disclosure requirements from this amendment.

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
In September 2011, the FASB issued an amendment to the goodwill impairment standard. This amendment is intended to reduce the cost and complexity of the annual impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform a qualitative assessment in any subsequent period. The Company adopted this amendment in Fiscal 2012. This amendment does not impact our results of operations or financial position.

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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

3.	Discontinued Operations

In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and expects the sale to close during the first quarter of Fiscal 2014. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they are not material for separate balance sheet presentation.
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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Fiscal Year Ended
	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Sales	$47.7	$141.5	$148.0
Net after-tax losses	$(17.6)	$(51.2)	$(39.6)
Tax benefit on losses	$0.6	$1.4	$2.6

4.    Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax ($144.0 million after-tax or $0.45 per share) during Fiscal 2012, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

•	$50.9 million relating to asset write-downs and accelerated depreciation for the closure of six factories, including two in Europe, three in the U.S. and one in Asia/Pacific,

•	$81.7 million for severance and employee benefit costs relating to the reduction of the global workforce by approximately 1,400 positions, and

•
$72.9 million associated with other implementation costs, primarily for professional fees, contract termination and relocation costs for the establishment of the European supply chain hub and to improve global manufacturing efficiencies.

Of the $205.4 million total pre-tax charges in Fiscal 2012, $129.9 million was recorded in cost of products sold and $75.5 million in selling, general and administrative expenses (“SG&A”). In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for Fiscal 2012, for severance and employee benefit costs relating to workforce reductions by approximately 1,500 positions and the closure of two factories.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

Fiscal 2012
(In millions)
North American Consumer Products	$25.6
Europe	56.4
Asia/Pacific	65.7
U.S. Foodservice	52.8
Rest of World	4.4
Non-Operating	0.6
Total productivity charges	$205.4
(Totals may not add due to rounding)

Activity in other accrued liability balances for productivity charges were as follows:

(In millions)
Fiscal 2012 total company productivity charges	$165.6
Cash payments	(111.0)
Reserve balance at April 29, 2012	$54.6

Cash payments against the other accrued liabilities related to productivity initiatives of $44 million have been made during Fiscal 2013 and this Fiscal 2012 plan is now substantially complete.

5.	Acquisitions
On April 1, 2011, the Company acquired an 80% stake in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $493.5 million in cash, which included $10.6 million of acquired cash and $60.1 million of short-term investments. The Company also incurred $11.3 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling, general and administrative expenses in the Fiscal 2011 consolidated statement of income. During Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress for $80.1 million. See Note 18 for further details regarding this redeemable noncontrolling interest. The Coniexpress acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $301.6 million, which was assigned to the Rest of World segment and is not deductible for tax purposes. In addition, $161.9 million of intangible assets were acquired, $142.0 million of which relate to trademarks which are not subject to amortization. The remaining $19.9 million represents customer-related assets which are being amortized over 15 years.
On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China for $165.4 million in cash, which included $30.0 million of acquired cash, as well as a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $44.5 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities. The fair value of the earn-out was estimated using a discounted cash flow model and was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Key assumptions in determining the fair value of the earn-out included the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. The Foodstar acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $77.3 million, which was assigned to the Asia/Pacific segment and is not deductible for tax purposes. In addition, $70.7 million of intangible assets were acquired, $42.4 million of which relate to trademarks and are not subject to amortization. The remaining $28.3 million are being amortized over a weighted average life of 31 years. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million, of which $15.5 million was reported in cash from operating activities and $44.5 million was reported in cash from financing activities on the consolidated cash flow statement for the year ended April 28, 2013. In addition, the Company incurred a $12.1 million charge in the year ended April 28, 2013, which was recorded in SG&A on the consolidated income statement and in the Non-Operating segment, for the difference between the

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

settlement amount and current carrying value of the earn-out as reported on the Company's balance sheet at the date of this transaction.
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
In Fiscal 2012, the Company acquired an additional 10% interest in P.T. Heinz ABC Indonesia for $54.8 million. P.T. Heinz ABC Indonesia is an Indonesian subsidiary of the Company that manufacturers Asian sauces and condiments as well as juices and syrups. Prior to the transaction, the Company owned 65% of this business. During Fiscal 2011, the Company acquired the remaining 21% interest in Heinz UFE Ltd., a Chinese subsidiary of the Company that manufactures infant feeding products, for $6.3 million. Prior to the transaction, the Company owned 79% of the business.

6.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fiscal year ended April 28, 2013, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/ Pacific	U.S. Foodservice	Rest of World	Total
			(In thousands)
Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	1,107,075	1,145,288	395,199	257,674	280,291	3,185,527
Disposals	—	(527)	—	(899)	—	(1,426)
Impairment loss	—	—	(36,000)	—	—	(36,000)
Goodwill allocated to discontinued operations	—	—	(4,952)	—	—	(4,952)
Translation adjustments	(5,148)	(39,300)	5,595	—	(25,046)	(63,899)
Balance at April 28, 2013	$1,101,927	$1,105,461	$359,842	$256,775	$255,245	$3,079,250
As a result of classifying the LongFong business as held for sale, the Company took a non-cash impairment charge of $36.0 million to goodwill based on the fair value of the business based on the anticipated sale. During the second quarter of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. As such, the Company completed its annual impairment assessment of goodwill during the third quarter of Fiscal 2013. No additional impairments were identified during the Company's annual assessment of goodwill. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 28, 2013. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 29, 2012 and April 27, 2011.
During the fourth quarter of Fiscal 2013, the Company completed its annual review of indefinite-lived intangible assets. No impairments were identified during the Company’s annual assessment of indefinite-lived intangible assets.
During the second quarter of Fiscal 2012, the Company finalized the purchase price allocation for the Coniexpress acquisition in Brazil resulting primarily in immaterial adjustments between goodwill, income taxes and non-pension postretirement benefits.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Trademarks and other intangible assets at April 28, 2013 and April 29, 2012, subject to amortization expense, are as follows:

	April 28, 2013			April 29, 2012
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
			(In thousands)
Trademarks	$282,350	$(91,923)	$190,427	$282,937	$(87,925)	$195,012
Licenses	208,186	(169,666)	38,520	208,186	(163,945)	44,241
Recipes/processes	86,686	(37,907)	48,779	89,207	(35,811)	53,396
Customer-related assets	209,428	(77,310)	132,118	216,755	(69,244)	147,511
Other	50,606	(26,202)	24,404	48,643	(25,442)	23,201
	$837,256	$(403,008)	$434,248	$845,728	$(382,367)	$463,361
Amortization expense for trademarks and other intangible assets was $30.9 million, $31.8 million and $29.0 million for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of April 28, 2013, amortization expense for each of the next five fiscal years is estimated to be approximately $31 million.
Intangible assets not subject to amortization at April 28, 2013 totaled $981.3 million and consisted of $846.9 million of trademarks, $115.0 million of recipes/processes, and $19.4 million of licenses. Intangible assets not subject to amortization at April 29, 2012 totaled $1,035.3 million and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. The reduction in intangible assets, not subject to amortization expense, since April 29, 2012 is primarily due to translation adjustments and $14.6 million of intangible assets allocated to discontinued operations.

7.	Income Taxes
The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	2013	2012	2011
	(In thousands)
Current:
U.S. federal	$126,878	$112,064	$41,673
State	14,622	12,326	14,992
Foreign	187,363	216,076	161,355
	328,863	340,466	218,020
Deferred:
U.S. federal	(13,589)	(16,884)	122,757
State	894	4,124	(4,402)
Foreign	(74,570)	(82,740)	34,442
	(87,265)	(95,500)	152,797
Provision for income taxes	$241,598	$244,966	$370,817
Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $20.8 million in Fiscal 2013, $16.8 million in Fiscal 2012 and $21.4 million in Fiscal 2011.
The components of income from continuing operations before income taxes consist of the following:

	2013	2012	2011
	(In thousands)
Domestic	$378,283	$315,741	$470,646
Foreign	965,360	920,348	945,676
From continuing operations	$1,343,643	$1,236,089	$1,416,322

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	(7.7)	(8.7)	(5.6)
Changes in valuation allowances	0.9	1.5	(0.8)
Earnings repatriation	0.9	2.0	2.9
Tax free interest	(4.7)	(5.4)	(4.1)
Effects of revaluation of tax basis of foreign assets	(6.2)	(3.2)	(1.6)
Audit settlements and changes in uncertain tax positions	(0.3)	(2.0)	—
Other	0.1	0.6	0.4
Effective tax rate	18.0%	19.8%	26.2%

The decrease in the effective tax rate is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, which includes our Fiscal 2013 reorganization, and reduced charges for the repatriation of current year foreign earnings. See below for further explanation of the revaluation. These amounts were partially offset by lower current year benefits from tax free interest and tax on income of foreign subsidiaries. The prior year also contained a benefit from the resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom. The decrease in the effective tax rate in Fiscal 2012 was primarily the result of increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting from a statutory tax rate reduction in the U.K. These benefits were partially offset by changes in valuation allowances. The effective tax rate in Fiscal 2011 was impacted by lower benefits from foreign tax planning and higher costs for repatriation of earnings, partially offset by a net benefit related to changes in valuation allowances.
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
During the first quarter of Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in Fiscal 2013, fully recognized in the first quarter, of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million.
During the second quarter of Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense, fully recognized in the second quarter of Fiscal 2012, of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $34.8 million.
The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $17.9 million and $10.4 million during the second quarters Fiscal 2013 and Fiscal 2012, respectively, and is expected to make additional payments of approximately $16 million and $4 million during Fiscals 2014 and 2015, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table and note summarize deferred tax (assets) and deferred tax liabilities as of April 28, 2013 and April 29, 2012.

	2013	2012
	(In thousands)
Depreciation/amortization	$833,008	$910,987
Benefit plans	41,354	59,647
Deferred income	97,482	96,472
Financing costs	117,161	117,670
Other	46,510	48,371
Deferred tax liabilities	1,135,515	1,233,147
Operating loss carryforwards	(90,790)	(141,358)
Benefit plans	(211,658)	(195,697)
Depreciation/amortization	(158,194)	(147,745)
Tax credit carryforwards	(111,431)	(81,703)
Deferred income	(18,596)	(20,286)
Other	(97,894)	(96,502)
Deferred tax assets	(688,563)	(683,291)
Valuation allowance	46,069	90,553
Net deferred tax liabilities	$493,021	$640,409
The Company also has foreign deferred tax assets and valuation allowances of $117.9 million as of April 28, 2013, each related to statutory increases in the capital tax bases of certain internally generated intangible assets for which the probability of realization is remote. The table above excludes foreign deferred tax assets of $55.1 million, deferred tax liabilities of $5.2 million and a valuation allowance of $54.3 million related to a business classified as held for sale as of April 28, 2013.
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
At the end of Fiscal 2013, foreign operating loss carryforwards totaled $309.5 million. Of that amount, $86.6 million expire between 2014 and 2031; the other $222.9 million do not expire. Deferred tax assets of $75.3 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire between 2020 and 2023. Deferred tax assets of $9.7 million have been recorded for state operating loss carryforwards. These losses expire between 2014 and 2033. Additionally, the Company has incurred losses in a foreign jurisdiction where the realization of a tax benefit is considered remote and, as a result, the Company has no deferred tax asset recognized for such losses.
The net change in the Fiscal 2013 valuation allowance shown above is a decrease of $44.5 million. The decrease was primarily due to the classification of a foreign business as held for sale. The net change in the Fiscal 2012 valuation allowance was an increase of $26.2 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized, partially offset by the release of valuation allowance related to state tax loss and credit carryforwards that are now expected to be utilized. The net change in the Fiscal 2011 valuation allowance was an increase of $1.9 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized prior to their expiration date, partially offset by a reduction in unrealizable net state deferred tax assets.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at the beginning of the fiscal year	$52.7	$70.7	$57.1
Increases for tax positions of prior years	1.9	5.2	13.5
Decreases for tax positions of prior years	(8.6)	(18.0)	(26.0)
Increases based on tax positions related to the current year	13.9	3.7	10.8
Increases due to business combinations	—	—	26.9
Decreases due to settlements with taxing authorities	(4.1)	(2.2)	(5.4)
Decreases due to lapse of statute of limitations	(10.4)	(6.7)	(6.2)
Balance at the end of the fiscal year	$45.4	$52.7	$70.7
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $38.3 million and $38.9 million, on April 28, 2013 and April 29, 2012, respectively.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2013, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $4.2 million and $6.3 million, respectively. For Fiscal 2012, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $9.5 million and $4.7 million, respectively. For Fiscal 2011, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $1.3 million and $0.1 million, respectively. The total amount of interest and penalties accrued as of April 28, 2013 was $8.5 million and $6.9 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2012 were $16.0 million and $13.8 million, respectively.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $16.9 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of state and foreign audits in process.
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2010 for the U.S. and United Kingdom, through Fiscal 2009 for Italy, and through Fiscal 2008 for Australia and Canada.
Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to $5.7 billion at April 28, 2013. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. See Note 21 for a discussion of the Merger Agreement consummated on June 7, 2013.  The Company's provision for income taxes for the year ended April 28, 2013 does not include any effects of the Merger including the effects of any related changes in plans for the reinvestment of undistributed earnings of foreign subsidiaries.

8.Debt and Financing Arrangements
Short-term debt consisted of bank debt and other borrowings of $1.14 billion and $46.5 million as of April 28, 2013 and April 29, 2012, respectively. The weighted average interest rate was 1.4% and 5.1% for Fiscal 2013 and Fiscal 2012, respectively. See below for further discussion of a short-term credit agreement entered into in April 2013.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of April 28, 2013 and April 29, 2012:

	2013	2012
	(In thousands)
Japanese Yen Credit Agreement due October 2012 (variable rate)	—	186,869
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	25,688	43,164
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	56,293	64,060
5.35% U.S. Dollar Notes due July 2013	499,993	499,958
8.0% Heinz Finance Preferred Stock due July 2013	350,000	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	163,182	199,327
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	500,000	500,000
Japanese Yen Credit Agreement due October 2015 (variable rate)	152,983	—
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	100,000	100,000
2.00% U.S. Dollar Notes due September 2016	299,933	299,913
1.50% U.S. Dollar Notes due March 2017	299,648	299,556
U.S. Dollar Remarketable Securities due December 2020	119,000	119,000
3.125% U.S. Dollar Notes due September 2021	395,772	395,268
2.85% U.S. Dollar Notes due March 2022	299,565	299,516
6.375% U.S. Dollar Debentures due July 2028	231,396	231,137
6.25% British Pound Notes due February 2030	192,376	202,158
6.75% U.S. Dollar Notes due March 2032	435,185	435,112
7.125% U.S. Dollar Notes due August 2039	628,082	626,747
	4,749,096	4,851,785
Hedge Accounting Adjustments (See Note 13)	122,455	128,444
Less portion due within one year	(1,023,212)	(200,248)
Total long-term debt	$3,848,339	$4,779,981
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.07%	4.28%
During the first quarter of Fiscal 2013, the Company terminated its variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settled the associated swap, which had an immaterial impact to the Company's consolidated statement of income. In addition, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to $188.5 million U.S. dollars and the interest rate was fixed at 2.22%.
At April 28, 2013, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supported the Company's commercial paper borrowings. In April 2013, the Company entered into a new $1.5 billion 1.28% credit agreement under which it borrowed $1.1 billion primarily to pay off all of the outstanding commercial paper. Both credit agreements were terminated on June 7, 2013 in conjunction with the closing of the Merger Agreement. See Note 21 for further explanation of the financing implications on the Company's indebtedness as a result of this Merger Agreement. In addition, the Company has $438 million of foreign lines of credit available at April 28, 2013.
During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years. The prior year proceeds were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012.
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of April 28, 2013 and April 29, 2012.

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
Annual maturities of long-term debt during the next five fiscal years are $1.02 billion in 2014, $73.7 million in 2015, $163.1 million in 2016, $738.2 million in 2017 and $2.6 million in 2018.
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $158.7 million and $161.8 million as of April 28, 2013 and April 29, 2012, respectively, resulting in a decrease of $3.1 million in cash for sales under this program for Fiscal 2013 and an increase in cash of $132.8 million for Fiscal 2012. The fair value of the Deferred Purchase Price was $53.6 million and $56.8 million as of April 28, 2013 and April 29, 2012, respectively. The increase in cash proceeds related to the Deferred Purchase Price was $3.2 million and $117.1 million as of April 28, 2013 and April 29, 2012, respectively. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of April 28, 2013 and April 29, 2012, due to the nature of the short-term underlying financial assets. On May 31, 2013, subsequent to the Fiscal 2013 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 30, 2014. Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers will be accounted for subsequent to this amendment as secured borrowings and the receivables sold pursuant to this program will be included on the balance sheet as trade receivables, along with the Deferred Purchase Price.

9.	Supplemental Cash Flows Information

	2013	2012	2011
	(In thousands)
Cash Paid During the Year For:
Interest	$285,324	$277,954	$268,131
Income taxes	$327,046	$265,547	$154,527
Details of Acquisitions:
Fair value of assets	$—	$—	$1,057,870
Liabilities(1)	—	(3,250)	274,294
Redeemable noncontrolling interest(2)	—	—	124,669
Cash paid	—	3,250	658,907
Less cash acquired	—	—	40,605
Net cash paid for acquisitions	$—	$3,250	$618,302
_______________________________________

(1)	Includes contingent obligations to sellers of $44.5 million in 2011.

(2)	See Note 18 for additional information.
In addition, the Company acted as servicer for approximately $184.3 million and $205.6 million of trade receivables which were sold to unrelated third parties without recourse as of April 28, 2013 and April 29, 2012, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of April 28, 2013 or April 29, 2012 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

10.	Employees' Stock Incentive Plans and Management Incentive Plans
As of April 28, 2013, the Company had outstanding stock option awards, restricted stock units and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan. The compensation cost related to these plans primarily recognized in SG&A and the related tax benefit are as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(In millions)
Pre-tax compensation cost	$33.7	$36.5	$32.7
Tax benefit	10.8	12.0	10.4
After-tax compensation cost	$22.9	$24.5	$22.3

During Fiscals 2013 and 2012, the Company's plan from which it issued equity-based awards was the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002. During Fiscal 2011, the Company issued equity-based awards from the 2003 Plan and the 2000 Stock Option Plan (the “2000 Plan”).  The 2000 Plan was approved by Shareholders on September 12, 2000 and expired on September 12, 2010. Pursuant to the 2003 Plan, the Management Development & Compensation Committee ("MD&CC") was authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may have been issued as stock options. The maximum number of shares that may have been granted under this plan was 18.9 million shares. Shares issued under these plans were sourced from available treasury shares. The 2003 Plan was originally scheduled to continue to be used until there were no more outstanding shares to award.  Effective August 28, 2012, the MD&CC approved the 2013 Plan with a term of ten years.  The MD&CC was authorized to grant a maximum of 10 million shares for issuance as restricted stock units, restricted stock, or stock options.

On June 7, 2013, subsequent to the Fiscal 2013 year end and in connection with the Merger, all outstanding stock option awards, restricted stock units (except for certain retention RSUs which continue on their original terms) and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan were automatically canceled and converted into the right to receive certain cash consideration.

In the Merger, (i) each outstanding share of Company common stock (other than shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, and in each case not held on behalf of third parties) was cancelled and automatically converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon (the “Merger Consideration”), (ii) each outstanding stock option, whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the option, the Merger Consideration less the exercise price per share, (iii) each outstanding Company phantom unit, whether vested or unvested, was cancelled and automatically converted into the right to receive the Merger Consideration, and (iv) each outstanding Company restricted stock unit (other than retention restricted stock units, which will remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and that the general timing of payment would be in accordance with such terms), whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the restricted stock unit, the Merger Consideration plus any accrued and unpaid dividend equivalents, except that payment in respect of Company restricted stock units that have been deferred will be made in accordance with the terms of the award and the applicable deferral election made by the holder.

There are currently no outstanding stock option awards, restricted stock units and restricted stock awards, other than the retention RSUs described above.

Stock Options:
Stock options generally vest over a period of four years after the date of grant. Awards granted prior to Fiscal 2006 generally had a maximum term of ten years. Awards granted between Fiscal 2006 and Fiscal 2012 have a maximum term of seven years. Beginning in Fiscal 2013, awards have a maximum term of ten years.
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
The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. For the fiscal year ended April 28, 2013, $8.1 million of cash tax benefits was reported as an operating cash inflow and $10.3 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 29, 2012, $7.5 million of cash tax benefits was reported as an operating cash inflow and $7.6 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 27, 2011, $12.4 million of cash tax benefits was reported as an operating cash inflow and $8.6 million of excess tax benefits as a financing cash inflow.
A summary of the Company’s 2003 Plan at April 28, 2013 is as follows:

2003 Plan
(In thousands)
Number of shares authorized	18,869
Number of stock option shares granted	(11,533)
Number of stock option shares cancelled/forfeited and returned to the plan	1,113
Number of restricted stock units and restricted stock issued	(5,063)
Shares available for grant as stock options	3,386
During Fiscal 2013, the Company granted 1,540,340 option awards to employees sourced from the 2003 Plan. The weighted average fair value per share of the options granted during the fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011 as computed using the Black-Scholes pricing model was $5.79, $5.80, and $5.36, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
Dividend yield	3.7%	3.7%	3.9%
Expected volatility	19.4%	20.9%	20.5%
Expected term (years)	7.0	5.0	5.5
Risk-free interest rate	1.0%	1.0%	1.7%
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
	(In thousands, except per share data)
Options outstanding at April 28, 2010	12,921	$39.36	$508,611
Options granted	1,733	46.42	80,460
Options exercised	(4,813)	35.73	(171,980)
Options cancelled/forfeited and returned to the plan	(73)	42.81	(3,147)
Options outstanding at April 27, 2011	9,768	42.38	413,944
Options granted	1,649	52.19	86,068
Options exercised	(2,798)	37.99	(106,287)
Options cancelled/forfeited and returned to the plan	(11)	38.38	(435)
Options outstanding at April 29, 2012	8,608	45.69	393,290
Options granted	1,540	55.72	85,828
Options exercised	(3,504)	42.35	(148,376)
Options cancelled/forfeited and returned to the plan	(110)	50.67	(5,616)
Options outstanding at April 28, 2013	6,534	$49.76	$325,126
Options vested and exercisable at April 27, 2011	5,744	$40.65	$233,507
Options vested and exercisable at April 29, 2012	4,418	$43.90	$193,942
Options vested and exercisable at April 28, 2013	2,573	$48.01	$123,502

The following summarizes information about shares under option in the respective exercise price ranges at April 28, 2013:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average Remaining		Weighted- Average Remaining	Weighted- Average
Range of Exercise	Number	Life	Exercise Price	Number	Life	Exercise Price
Price Per Share	Outstanding	(Years)	Per Share	Exercisable	(Years)	Per Share
	(Options in thousands)
$31.95-$34.00	64	0.50	$33.86	64	0.50	$33.86
$34.01-$42.42	716	3.15	38.98	290	2.96	38.85
$42.43-$55.72	5,754	5.45	51.28	2,219	3.40	49.61
	6,534	5.15	$49.76	2,573	3.28	$48.01
The Company received proceeds of $113.5 million, $82.7 million, and $154.8 million from the exercise of stock options during the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively. The tax benefit recognized as a result of stock option exercises was $18.3 million, $15.1 million and $21.0 million for the fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
	(In thousands, except per share data)
Unvested options at April 29, 2012	4,190	$5.43
Options granted	1,540	5.79
Options vested	(1,662)	5.39
Options forfeited	(107)	$5.61
Unvested options at April 28, 2013	3,961	$5.59
Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $4.6 million and $6.4 million as of April 28, 2013 and April 29, 2012, respectively. This cost is expected to be recognized over a weighted-average period of 1.5 years.
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
Total compensation expense relating to RSUs and restricted stock was $23.6 million, $25.7 million and $23.2 million for the fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $24.9 million, $27.6 million, and $29.4 million at April 28, 2013, April 29, 2012, and April 27, 2011, respectively. The cost is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the Company’s RSU and restricted stock awards at April 28, 2013 is as follows:

2003 Plan
(In thousands)
Number of shares authorized	9,440
Number of shares reserved for issuance	(6,842)
Number of shares returned to the plan	1,779
Shares available for grant	4,377

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
	(In thousands, except per share data)
Unvested units and stock at April 28, 2010	1,496	$44.13
Units and stock granted	574	46.74
Units and stock vested	(725)	44.96
Units and stock cancelled/forfeited and returned to the plan	(49)	43.47
Unvested units and stock at April 27, 2011	1,296	44.84
Units and stock granted	526	52.31
Units and stock vested	(520)	45.27
Units and stock cancelled/forfeited and returned to the plan	(32)	45.90
Unvested units and stock at April 29, 2012	1,270	47.75
Units and stock granted	464	55.88
Units and stock vested	(567)	47.33
Units and stock cancelled/forfeited and returned to the plan	(53)	50.01
Unvested units and stock at April 28, 2013	1,114	$51.24
Upon share option exercise or vesting of restricted stock and RSUs, the Company uses available treasury shares and maintains a repurchase program that anticipates exercises and vesting of awards so that shares are available for issuance. The Company records forfeitures of restricted stock as treasury share repurchases.
Global Stock Purchase Plan:
The Company had a shareholder-approved employee global stock purchase plan (the “GSPP”) that permitted substantially all employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions at the end of two six-month offering periods. The offering periods were February 16 to August 15 and August 16 to February 15. The purchase price of the option was equal to 95% of the fair market value of the Company’s common stock on the last day of the offering period. The number of shares available for issuance under the GSPP was a total of five million shares. During the two offering periods from February 16, 2012 to February 15, 2013, employees purchased 121,460 shares under the plan. During the two offering periods from February 16, 2011 to February 15, 2012, employees purchased 165,635 shares under the plan.
As a result of the Merger Agreement, the Company's GSPP was terminated immediately following the scheduled purchases on the February 15, 2013 purchase date for the purchase period August 16, 2012 to February 15, 2013.
Annual Incentive Bonus:
The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $32 million, $34 million, and $45 million in Fiscals 2013, 2012 and 2011, respectively.
Long-Term Performance Program:
In Fiscal 2013, the Company granted performance awards as permitted in the 2003 Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the 2-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. The starting value was based on the average of each LTPP peer group company stock price for the 60 trading days prior to and including April 29, 2012. The ending value will be based on the average stock price for the 60 trading days prior to and including the close of the Fiscal 2014 year end, plus dividends paid over the 2 year performance period. The Company also granted performance awards in Fiscal 2012 under the

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2012-2013 LTPP and in Fiscal 2011 under the 2011-2012 LTPP. The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit are as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(In millions)
Pre-tax compensation cost	$17.3	$18.4	$21.5
Tax benefit	6.1	6.5	7.4
After-tax compensation cost	$11.2	$11.9	$14.1

11.	Fair Value Measurements
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
As of April 28, 2013 and April 29, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$68,892	$—	$68,892	$—	$90,221	$—	$90,221
Total assets at fair value	$—	$68,892	$—	$68,892	$—	$90,221	$—	$90,221
Liabilities:
Derivatives(a)	$—	$79,871	$—	$79,871	$—	$15,379	$—	$15,379
Earn-out(b)	$—	$—	$—	$—	$—	$—	$46,881	$46,881
Total liabilities at fair value	$—	$79,871	$—	$79,871	$—	$15,379	$46,881	$62,260

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

(b)
The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in Fiscal 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of April 29, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million (see Note 5 for additional information).

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2013 and 2012.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

As a result of classifying the LongFong business as held for sale, the Company took a non-cash impairment charge of $36.0 million to goodwill during the third quarter Fiscal 2013. This charge reduced the Company's carrying value to the estimated fair value of the anticipated sale, which is based on unobservable inputs and thus represents a Level 3 measurement. The remaining carrying value is not material. See Note 3 for further information.
The Company recognized $50.9 million of non-cash asset write-downs during Fiscal 2012 related to six factory closures. These factory closures are directly linked to the Company's Fiscal 2012 productivity initiatives (see Note 4). These charges reduced the Company's carrying value in the assets to the estimated fair value, the remainder of which is not material.

The aggregate fair value of the Company's long-term debt, including the current portion, was $5.35 billion as compared with the carrying value of $4.87 billion at April 28, 2013, and $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status:
The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at April 28, 2013 and April 29, 2012.

	Pension Benefits		Other Retiree Benefits
	2013	2012	2013	2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at the beginning of the year	$2,930,347	$2,765,316	$249,017	$234,431
Service cost	31,580	33,719	6,486	5,967
Interest cost	132,110	139,525	9,923	11,457
Participants’ contributions	2,294	2,281	659	712
Amendments	(145)	3,396	—	735
Actuarial loss	428,881	196,606	9,153	17,278
Settlement	(11,971)	(1,854)	—	—
Benefits paid	(157,672)	(152,342)	(15,760)	(19,574)
Exchange/other	(83,858)	(56,300)	(2,161)	(1,989)
Benefit obligation at the end of the year	$3,271,566	$2,930,347	$257,317	$249,017
Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$3,140,834	$3,261,881	$—	$—
Actual return on plan assets	429,011	84,004	—	—
Settlement	(11,971)	(1,854)	—	—
Employer contribution	69,388	23,469	15,101	18,862
Participants’ contributions	2,294	2,281	659	712
Benefits paid	(157,672)	(152,342)	(15,760)	(19,574)
Exchange/other	(92,741)	(76,605)	—	—
Fair value of plan assets at the end of the year	3,379,143	3,140,834	—	—
Funded status	$107,577	$210,487	$(257,317)	$(249,017)
Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits		Other Retiree Benefits
	2013	2012	2013	2012
	(In thousands)
Other non-current assets	$287,467	$399,868	$—	$—
Other accrued liabilities	(32,271)	(15,943)	(16,998)	(17,565)
Other non-current liabilities	(147,619)	(173,438)	(240,319)	(231,452)
Net asset/(liabilities) recognized	$107,577	$210,487	$(257,317)	$(249,017)
The accumulated benefit obligation for all defined benefit pension plans was $3.11 billion at April 28, 2013 and $2.79 billion at April 29, 2012.
Certain of the Company’s pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 28, 2013 were $631.7 million, $640.8 million, and $460.9 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets at April 29, 2012, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets were $630.3 million, $642.3 million and $452.9 million, respectively.
Certain of the Company's pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of the plan assets at April 28, 2013 were $900.3 million and $720.5 million, respectively. For pension plans having projected benefit obligations in excess of the fair value of plan assets at April 29, 2012, the projected benefit obligations and the fair value of plan assets were $642.3 million and $452.9 million, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:
Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Pension Benefits			Other Retiree Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$31,580	$33,719	$32,329	$6,486	$5,967	$6,311
Interest cost	132,110	139,525	142,133	9,923	11,457	12,712
Expected return on assets	(250,660)	(234,717)	(229,258)	—	—	—
Amortization of:
Prior service cost/(credit)	2,495	1,995	2,455	(6,178)	(6,127)	(5,155)
Net actuarial loss	75,897	83,800	77,687	1,803	1,095	1,604
Loss due to curtailment, settlement and special termination benefits	4,524	1,120	2,039	—	—	—
Net periodic benefit (income)/cost	(4,054)	25,442	27,385	12,034	12,392	15,472
Defined contribution plans	47,382	46,572	49,089	—	—	—
Total cost	$43,328	$72,014	$76,474	$12,034	$12,392	$15,472
Accumulated Other Comprehensive Income:
Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Pension Benefits		Other Retiree Benefits
	2013	2012	2013	2012
	(In thousands)
Net actuarial loss	$1,349,614	$1,174,199	$35,349	$28,000
Prior service cost/(credit)	27,410	30,051	(7,296)	(13,474)
Net amount recognized	$1,377,024	$1,204,250	$28,053	$14,526
The change in other comprehensive loss related to pension benefit losses arising during the period was $255.7 million and $353.1 million at April 28, 2013 and April 29, 2012, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $82.9 million and $87.3 million at April 28, 2013 and April 29, 2012, respectively.
The change in other comprehensive loss related to postretirement benefit losses arising during the period is $9.1 million and $18.0 million at April 28, 2013 and at April 29, 2012, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit gains to net income is $4.4 million and $5.0 million at April 28, 2013 and at April 29, 2012, respectively.
Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit cost/(credit) in the following fiscal year are as follows:

	Pension Benefits		Other Retiree Benefits
	2013	2012	2013	2012
	(In thousands)
Net actuarial loss	$95,772	$77,238	$2,030	$1,803
Prior service cost/(credit)	2,253	2,569	(6,180)	(6,174)
Net amount recognized	$98,025	$79,807	$(4,150)	$(4,371)

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Assumptions:
The weighted-average rates used for the fiscal years ended April 28, 2013 and April 29, 2012 in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Pension Benefits		Other Retiree Benefits
	2013	2012	2013	2012
Discount rate	4.0%	4.8%	3.4%	4.1%
Compensation increase rate	3.5%	3.4%	—%	—%
The weighted-average rates used for the fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011 in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Pension Benefits			Other Retiree Benefits
	2013	2012	2011	2013	2012	2011
Expected rate of return	8.1%	8.2%	8.2%	—%	—%	—%
Discount rate	4.0%	4.8%	5.6%	3.4%	4.1%	5.5%
Compensation increase rate	3.5%	3.4%	4.0%	—%	—%	—%
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
The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 6.3% for 2014, gradually decreases to 4.8% by 2021 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components	$1,551	$1,389
Effect on postretirement benefit obligations	$18,881	$16,978
Pension Plan Assets:
The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. The Company’s investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed income securities, while fixed income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Company common stock held as part of the equity securities amounted to less than one percent of plan assets at April 28, 2013 and April 29, 2012. The Company’s investment policy specifies the type of investment vehicles appropriate for the applicable plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling the applicable plan fiduciaries to fulfill their responsibilities.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at April 28, 2013 and April 29, 2012 were as follows:

			Target
	Plan Assets at		Allocation at
Asset Category	2013	2012	2013	2012
Equity securities	62%	61%	58%	59%
Debt securities	29%	31%	33%	32%
Real estate	8%	7%	8%	8%
Other	1%	1%	1%	1%
	100%	100%	100%	100%
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
Other Investments.  Primarily consist of real estate and private equity holdings. Direct investments of real estate and private equity are valued by investment managers based on the most recent financial information available, which typically represents significant observable data. As such, these investments are generally classified as Level 3.
Cash and Cash Equivalents.  This consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Institutional short-term investment vehicles are valued daily and are classified as Level 2.

	April 28, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$882,081	$—	$—	$882,081
Equity Securities (mutual and pooled funds)	182,723	1,057,111	—	1,239,834
Fixed Income Securities	49,577	919,383	11,336	980,296
Other Investments	—	—	256,781	256,781
Cash and Cash Equivalents	6,787	13,364	—	20,151
Total	$1,121,168	$1,989,858	$268,117	$3,379,143

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	April 29, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$822,184	$—	$—	$822,184
Equity Securities (mutual and pooled funds)	147,865	943,745	—	1,091,610
Fixed Income Securities	76,032	894,978	10,486	981,496
Other Investments	—	—	216,234	216,234
Cash and Cash Equivalents	10,335	18,975	—	29,310
Total	$1,056,416	$1,857,698	$226,720	$3,140,834
Level 3 Gains and Losses:
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

	Fair Value April 29, 2012	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 28, 2013
	(In thousands)
Fixed Income Securities	$10,486	$—	$—	$—	$—	$850	$11,336
Other Investments	216,234	58,701	(10,498)	(3,605)	(6,637)	2,586	256,781
Total	$226,720	$58,701	$(10,498)	$(3,605)	$(6,637)	$3,436	$268,117

	Fair Value April 27, 2011	Acquisitions	Transfers In	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 29, 2012
	(In thousands)
Fixed Income Securities	$9,649	$—	$—	$—	$—	$837	$10,486
Other Investments	131,095	96,938	10,138	(21,262)	753	(1,428)	216,234
Total	$140,744	$96,938	$10,138	$(21,262)	$753	$(591)	$226,720
Cash Flows:
The Company contributed $69.4 million to the defined benefit plans in Fiscal 2013, $33.1 million of which was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $100 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.
The Company paid $15.1 million for benefits in the postretirement medical plans in Fiscal 2013. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $17.1 million. The medical subsidy received in Fiscal 2013 was $0.5 million. The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (HCERA) was signed into law, which amends certain aspects of the PPACA. The PPACA and HCERA will have both immediate and long-term ramifications for many employers, including the Company, that provide retiree health benefits.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Benefit payments expected in future years are as follows:

	Pension Benefits	Other Retiree Benefits
	(In thousands)
2014	$190,917	$17,143
2015	$172,992	$17,675
2016	$174,486	$18,325
2017	$175,665	$19,095
2018	$174,844	$19,655
Years 2019-2023	$893,504	$97,337

Hawk Acquisition Holding Corporation has agreed that for purposes of eligibility, vesting, level of benefits and benefit accrual under employee benefit plans in which the Company's employees are eligible to participate, it will recognize service with the Company and its subsidiaries to the same extent that service was recognized under comparable Company employee benefit plans prior to the merger. See Note 21 for additional information.

13.	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At April 28, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $873 million, $160 million and $316 million, respectively. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively. The fair value of derivative financial instruments was a net liability of $11.0 million and a net asset of $74.8 million at April 28, 2013 and April 29, 2012, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of April 28, 2013 and April 29, 2012:

	April 28, 2013			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$23,240	$4,226	$—	$17,318	$6,851	$18,222
Other non-current assets	11,498	29,103	—	8,188	29,393	4,974
	34,738	33,329	—	25,506	36,244	23,196
Derivatives not designated as hedging instruments:
Other receivables, net	825	—	—	5,041	—	—
Other non-current assets	—	—	—	—	234	—
	825	—	—	5,041	234	—
Total assets	$35,563	$33,329	$—	$30,547	$36,478	$23,196
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$1,508	$—	$34,805	$10,653	$—	$2,760
Other non-current liabilities	217	—	37,520	14	—	—
	1,725	—	72,325	10,667	—	2,760
Derivatives not designated as hedging instruments:
Other payables	4,860	—	—	1,952	—	—
Other non-current liabilities	—	960	—	—	—	—
	4,860	960	—	1,952	—	—
Total liabilities	$6,585	$960	$72,325	$12,619	$—	$2,760

Refer to Note 11 for further information on how fair value is determined for the Company’s derivatives.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 28, 2013:

	Fiscal Year Ended
	April 28, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$47,623	$—	$(77,080)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$10,940	$—	$—
Cost of products sold	(4,584)	—	—
Selling, general and administrative expenses	(102)	—	—
Other income/(expense), net	13,924	—	(70,135)
Interest income/(expense)	29	(236)	(5,389)
	20,207	(236)	(75,524)
Fair value hedges:
Net losses recognized in other expense, net	—	(2,915)	70,135

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(7,976)	—	—
Net losses recognized in interest income	—	(1,193)	—
	(7,976)	(1,193)	—
Total amount recognized in statement of income	$12,231	$(4,344)	$(5,389)

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal year ended April 29, 2012:

	Fiscal Year Ended
	April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$45,658	$(2,341)	$5,725
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$8,033	$—	$—
Cost of products sold	(19,880)	—	—
Selling, general and administrative expenses	(62)	—	—
Other income, net	33,401	—	8,901
Interest income/(expense)	199	(146)	(5,966)
	21,691	(146)	2,935
Fair value hedges:
Net losses recognized in other expense, net	—	(19,181)	—

Derivatives not designated as hedging instruments:
Net losses recognized in other expense, net	(2,183)	—	—
Net gains recognized in interest income	—	$234	—
	$(2,183)	$234	$—
Total amount recognized in statement of income	$19,508	$(19,093)	$2,935

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
The Company also enters into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout the fiscal year, net losses of $70.1 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net during Fiscal 2013. This net

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation. These contracts are scheduled to mature in Fiscals 2014 and 2016.
Hedge accounting adjustments related to debt obligations totaled $122.5 million and $128.4 million as of April 28, 2013 and April 29, 2012, respectively. See Note 8 for further information.
Deferred Hedging Gains and Losses:
As of April 28, 2013, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $17.0 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expense, net, was not significant for the years ended April 28, 2013, April 29, 2012 and April 27, 2011. Amounts reclassified to earnings because the hedged transaction was no longer expected to occur were not significant for the years ended April 28, 2013, April 29, 2012 and April 27, 2011.
Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $369.9 million and $445.5 million that did not meet the criteria for hedge accounting as of April 28, 2013 and April 29, 2012, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized (losses)/gains related to outstanding contracts totaled $(4.0) million and $3.1 million as of April 28, 2013 and April 29, 2012, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains/(losses) of $3.6 million, $8.8 million and $(16.9) million for the years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument is being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap is being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. During the fiscal year ended April 28, 2013, the Company recorded a $1.8 million reduction in interest income, representing changes in the fair value of the swap and interest on the arrangement. Net unrealized losses totaled $1.0 million as of April 28, 2013. In connection with this swap, the Company is required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap which is reported in Other non-current assets on the consolidated balance sheets.
Concentration of Credit Risk:
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During Fiscal 2013 and 2012, one customer represented approximately 10% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

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
The following are reconciliations of income from continuing operations to income from continuing operations applicable to common stock and the number of common shares outstanding used to calculate basic earnings per share to those shares used to calculate diluted earnings per share:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Income from continuing operations attributable to H.J. Heinz Company	$1,087,615	$974,374	$1,029,067
Allocation to participating securities(a)	—	1,991	1,816
Preferred dividends	8	9	12
Income from continuing operations applicable to common stock	$1,087,607	$972,374	$1,027,239
Average common shares outstanding-basic	320,662	320,686	320,118
Effect of dilutive securities:
Convertible preferred stock	92	104	105
Stock options, restricted stock and the global stock purchase plan	2,418	2,531	2,819
Average common shares outstanding-diluted	323,172	323,321	323,042
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
Options to purchase an aggregate of 0.3 million, 0.8 million and 2.4 million shares of common stock as of April 28, 2013, April 29, 2012 and April 27, 2011 respectively, were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive. These options expire at various points in time through 2018.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.	Other Comprehensive Income/(Loss)
The following table summarizes the allocation of total other comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
April 28, 2013
Net income	$1,012,903	$14,430	$1,027,333
Other comprehensive income/loss, net of tax:
Foreign currency translation adjustments	(213,259)	(15,721)	(228,980)
Net pension and post-retirement benefit losses	(189,294)	(8)	(189,302)
Reclassification of net pension and post-retirement benefit losses to net income	54,833	—	54,833
Net deferred losses on derivatives from periodic revaluations	(11,736)	(7)	(11,743)
Net deferred losses on derivatives reclassified to earnings	29,646	(38)	29,608
Total comprehensive income/(loss)	$683,093	$(1,344)	$681,749
April 29, 2012
Net income	$923,159	$16,749	$939,908
Other comprehensive income/loss, net of tax:
Foreign currency translation adjustments	(359,771)	(17,720)	(377,491)
Net pension and post-retirement benefit losses	(258,067)	(12)	(258,079)
Reclassification of net pension and post-retirement benefit losses to net income	56,813	—	56,813
Net deferred gains/(losses) on derivatives from periodic revaluations	30,405	(28)	30,377
Net deferred (gains)/losses on derivatives reclassified to earnings	(14,088)	277	(13,811)
Total comprehensive income/(loss)	$378,451	$(734)	$377,717
April 27, 2011
Net income	$989,510	$16,438	$1,005,948
Other comprehensive income/loss, net of tax:
Foreign currency translation adjustments	563,060	4,816	567,876
Net pension and post-retirement benefit gains/(losses)	77,355	(57)	77,298
Reclassification of net pension and post-retirement benefit losses to net income	53,353	—	53,353
Net deferred gains/(losses) on derivatives from periodic revaluations	9,790	(395)	9,395
Net deferred (gains)/losses on derivatives reclassified to earnings	(21,365)	571	(20,794)
Total comprehensive income	$1,671,703	$21,373	$1,693,076

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
April 28, 2013
Foreign currency translation adjustments	$(115)	$—	$(115)
Net pension and post-retirement benefit losses	$(75,526)	$—	$(75,526)
Reclassification of net pension and post-retirement benefit losses to net income	$23,694	$—	$23,694
Net change in fair value of cash flow hedges	$17,712	$2	$17,714
Net hedging gains/losses reclassified into earnings	$25,954	$(13)	$25,941
April 29, 2012
Foreign currency translation adjustments	$180	$—	$180
Net pension and post-retirement benefit losses	$112,665	$9	$112,674
Reclassification of net pension and post-retirement benefit losses to net income	$25,070	$—	$25,070
Net change in fair value of cash flow hedges	$(17,770)	$9	$(17,761)
Net hedging gains/losses reclassified into earnings	$(10,756)	$92	$(10,664)
April 27, 2011
Foreign currency translation adjustments	$(1,158)	$—	$(1,158)
Net pension and post-retirement benefit gains	$(25,670)	$14	$(25,656)
Reclassification of net pension and post-retirement benefit losses to net income	$25,276	$—	$25,276
Net change in fair value of cash flow hedges	$(10,348)	$132	$(10,216)
Net hedging gains/losses reclassified into earnings	$(15,149)	$191	$(14,958)

16.	Segment Information
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
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, the Fiscal 2013 special items, including transaction-related costs associated with the proposed merger (see Note 21), a charge for

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the closure of a factory in South Africa and a charge for the settlement of the Foodstar earn-out (see Note 11), and costs associated with the Fiscal 2012 corporation-wide productivity initiatives (see Note 4) are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
	Net External Sales			Operating Income (Loss)
North American Consumer Products	$3,195,099	$3,241,533	$3,265,857	$790,939	$812,056	$832,719
Europe	3,314,523	3,441,282	3,236,800	593,044	608,829	581,148
Asia/Pacific	2,533,334	2,500,411	2,247,193	265,879	234,671	253,524
U.S. Foodservice	1,370,779	1,345,768	1,339,100	186,155	169,843	183,425
Rest of World	1,115,151	978,578	469,686	112,660	105,080	53,371
Non-Operating(a)	—	—	—	(226,588)	(222,754)	(216,549)
Fiscal 2013 special items(b)	—	—	—	(60,438)	—	—
Productivity initiatives(c)	—	—	—	—	(205,418)	—
Consolidated Totals	$11,528,886	$11,507,572	$10,558,636	$1,661,651	$1,502,307	$1,687,638
	Depreciation and Amortization Expenses			Capital Expenditures(d)
Total North America	$126,859	$131,023	$121,480	$107,207	$103,958	$101,001
Europe	98,806	98,384	91,222	96,112	113,420	97,964
Asia/Pacific	62,233	59,796	49,802	91,361	99,912	71,419
Rest of World	22,836	19,290	6,324	48,747	38,539	12,829
Non-Operating(a)	35,898	28,428	23,971	55,671	62,905	52,433
Consolidated Totals	$346,632	$336,921	$292,799	$399,098	$418,734	$335,646
	Identifiable Assets
Total North America	$3,289,900	$3,394,387	$3,633,276
Europe	5,129,880	4,158,349	4,398,944
Asia/Pacific	2,670,376	2,544,332	2,424,739
Rest of World	1,123,407	1,145,696	1,149,802
Non-Operating(e)	725,444	740,529	623,884
Consolidated Totals	$12,939,007	$11,983,293	$12,230,645

(a)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(b)	See Note 17 for further details on Fiscal 2013 special items.

(c)	See Note 4 for further details on Fiscal 2012 productivity initiatives.

(d)	Excludes property, plant and equipment obtained through acquisitions.

(e)	Includes identifiable assets not directly attributable to operating segments.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s revenues are generated via the sale of products in the following categories:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Ketchup and Sauces	$5,375,788	$5,232,607	$4,607,326
Meals and Snacks	4,240,808	4,337,995	4,134,836
Infant/Nutrition	1,189,015	1,232,248	1,175,438
Other	723,275	704,722	641,036
Total	$11,528,886	$11,507,572	$10,558,636
The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Fiscal Year Ended
	Net External Sales			Long-Lived Assets
	April 28, 2013	April 29, 2012	April 27, 2011
	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	April 28, 2013	April 29, 2012	April 27, 2011
	(In thousands)
United States	$3,857,247	$3,885,057	$3,916,988	$2,383,136	$2,419,518	$2,425,446
United Kingdom	1,597,755	1,611,177	1,506,607	1,133,086	1,207,918	1,245,047
Other	6,073,884	6,011,338	5,135,041	3,437,299	3,540,923	3,731,815
Total	$11,528,886	$11,507,572	$10,558,636	$6,953,521	$7,168,359	$7,402,308

17.	Quarterly Results

	2013
	First (13 Weeks)	Second (13 Weeks)	Third (13 Weeks)	Fourth (13 Weeks)	Total (52 Weeks)
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,783,451	$2,821,533	$2,933,331	$2,990,571	$11,528,886
Gross profit	1,001,944	1,013,016	1,106,515	1,073,995	4,195,470
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax	286,177	294,705	308,214	198,519	1,087,615
Net income attributable to H.J. Heinz Company	258,027	289,444	269,546	195,886	1,012,903
Per Share Amounts:
Net income from continuing operations—diluted	$0.89	$0.91	$0.95	$0.61	$3.37
Net income from continuing operations—basic	0.89	0.92	0.96	0.62	3.39
Cash dividends	0.515	0.515	0.515	0.515	2.06

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2012
	First (13 Weeks)	Second (13 Weeks)	Third (13 Weeks)	Fourth (13 1/2 Weeks)	Total (52 1/2 Weeks)
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,817,706	$2,803,271	$2,874,927	$3,011,668	$11,507,572
Gross profit	983,620	966,890	1,033,598	1,010,681	3,994,789
Income from continuing operations attributable to H.J. Heinz Company common shareholders, net of tax	234,493	244,934	288,283	206,664	974,374
Net income attributable to H.J. Heinz Company	226,114	237,009	284,694	175,342	923,159
Per Share Amounts:
Net income from continuing operations—diluted	$0.72	$0.76	$0.89	$0.64	$3.01
Net income from continuing operations—basic	0.73	0.76	0.90	0.65	3.03
Cash dividends	0.48	0.48	0.48	0.48	1.92
During Fiscal 2013, the Company's results included the following special items:
•As a result of the proposed merger, the Company incurred $44.8 million pre-tax in SG&A ($27.8 million after-tax or $0.09 per share) of transaction-related costs, including legal, accounting and other professional fees, during the fourth quarter of Fiscal 2013. See Note 21 for further explanation.
•Also during the fourth quarter of Fiscal 2013, the Company closed a factory in South Africa resulting in a $3.5 million pre-tax charge in costs of products sold ($2.6 million after-tax or $0.01 per share) primarily related to asset write-downs.
•On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30, resulting in a $42.7 million pre-tax ($39.1 million after-tax or $0.12 per share) currency translation loss in other expense, net, during the fourth quarter of Fiscal 2013. See Note 20 for further explanation.
•During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte earn-out that was due in Fiscal 2014 resulting in a $12.1 million pre-tax and after-tax charge ($0.04 per share) in SG&A. See Note 11 for further explanation.
During Fiscal 2012 the Company invested in productivity initiatives designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale (see Note 4). The pre-tax and after-tax charges as well as the EPS impact of these productivity initiatives on the Company's Fiscal 2012 quarterly results are as follows:

	2012
	Pre-tax charges	After-tax charges	EPS impact
	(Unaudited) (In millions, except per share amounts)
First Quarter	$40.2	$28.1	$0.09
Second Quarter	37.3	25.6	0.08
Third Quarter	33.7	22.6	0.07
Fourth Quarter	94.3	67.7	0.21
Total	$205.4	$144.0	$0.45
(Totals may not add due to rounding)

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

18.	Commitments and Contingencies
Legal Matters:
Certain suits and claims have been filed against the Company and have not been finally adjudicated. In the opinion of management, based upon the information that it presently possesses, the final conclusion and determination of these suits and claims would not be expected to individually and in the aggregate have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments:
Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $145.4 million in 2013, $155.2 million in 2012 and $112.4 million in 2011. Future lease payments for non-cancellable operating leases as of April 28, 2013 totaled $526.2 million (2014-$92.0 million, 2015-$71.6 million, 2016-$63.7 million, 2017-$52.7 million, 2018-$50.0 million and thereafter-$196.2 million).
As of April 28, 2013, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded them within Property, plant and equipment on the balance sheet as of that date. No significant credit guarantees existed between the Company and third parties as of April 28, 2013.
Redeemable Noncontrolling Interest:
The minority partner in Coniexpress has the right, at any time, to exercise a put option to require the Company to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). The Company also has a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest in the consolidated balance sheet. In the first quarter of Fiscal 2013, the minority partner exercised their put option for 15% of their initial 20% equity interest, retaining 5%. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. In addition, the amount of cumulative translation adjustment previously allocated to the redeemable noncontrolling interest was adjusted to reflect the change in ownership. The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value of the remaining 5% equity interest. Any subsequent change in maximum redemption value would be adjusted through retained earnings. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

19.	Advertising Costs
Advertising expenses (including production and communication costs) for fiscal years 2013, 2012 and 2011 were $465.0 million, $440.5 million and $368.6 million, respectively. For fiscal years 2013, 2012 and 2011, $151.1 million, $151.5 million and $119.0 million, respectively, were recorded as a reduction of revenue and $313.8 million, $289.1 million and $249.6 million, respectively, were recorded as a component of SG&A.

20.	Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. As a result, the Company recorded a $42.7 million pre-tax currency translation loss, which was reflected within other expense, net, on the consolidated statement of income during the fourth quarter of Fiscal 2013 ($39.1 million after-tax loss). The monetary net asset position of our Venezuelan subsidiary was also reduced as a result of the devaluation to $98.8 million at April 28, 2013.

21.     Subsequent Event
Merger Agreement with Berkshire Hathaway and 3G Capital
On February 13, 2013, the Company entered into the Merger Agreement with Parent and Merger Subsidiary. The terms of the Merger Agreement were unanimously approved by the Company's Board of Directors on February 13, 2013 and by the majority of votes cast at a special shareholder meeting on April 30, 2013. In addition, all required regulatory approvals were obtained in the U.S. and all applicable non-U.S. jurisdictions. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash for each share of common stock. The total aggregate value of the acquisition consideration was approximately $28.75 billion, including the assumption of the Company's outstanding debt.
The cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with debt financing provided by JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and a syndicate of other lenders pursuant to a new senior secured credit facility (the “Senior Credit Facilities”).

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor,

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn, and

•	$3.1 billion of 4.25% secured second lien notes with a 7.5 year maturity which are required to be exchanged within one year of consummation of the Merger Agreement for registered notes.
On June 7, 2013, this indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt.
In the Merger, (i) each outstanding share of Company common stock (other than shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, and in each case not held on behalf of third parties) was cancelled and automatically converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon (the “Merger Consideration”), (ii) each outstanding stock option, whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the option, the Merger Consideration less the exercise price per share, (iii) each outstanding Company phantom unit, whether vested or unvested, was cancelled and automatically converted into the right to receive the Merger Consideration, and (iv) each outstanding Company restricted stock unit (other than retention restricted stock units, which will remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and that the general timing of payment would be in accordance with such terms), whether vested or unvested, was cancelled and automatically converted into the right to receive, with respect to each share subject to the restricted stock unit, the Merger Consideration plus any accrued and unpaid dividend equivalents, except that payment in respect of Company restricted stock units that have been deferred will be made in accordance with the terms of the award and the applicable deferral election made by the holder.

At the effective time of the Merger, each holder of a certificate formerly representing any shares of Company common stock or of book-entry shares no longer had any rights with respect to the shares, except for the right to receive the Merger Consideration upon surrender thereof.
The Company may take any action it deems necessary or appropriate to cause, in accordance with the terms of the Merger Agreement, the vesting of any unvested amounts under the Supplemental Executive Retirement Plan and the Employees Retirement and Savings Excess Plan.  The Company intends to terminate and payout these two plans, as well as the Executive Deferred Compensation Plan , the Deferred Compensation Plan for Directors, the Deferred Compensation Plan for Non-Employee Directors and certain non-US non-qualified deferred compensation plans, within one year following the closing of the merger.
The acquisition will be accounted for as a purchase business combination.  The application of purchase accounting as of the closing date is expected to have a material effect on the Company's results of operations for periods after the acquisition.   The Company has begun the process to determine the purchase accounting allocation to the Company's assets and liabilities including estimating fair values of the Company's intangible and tangible assets.  While these estimates have not been completed, management expects that a substantial portion of the purchase price will be allocated to indefinite-lived intangible assets (principally brands) and goodwill.

Financing implications of the acquisition on our existing debt

A substantial portion of the Company's indebtedness was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggered certain downgrades in the ratings of the Company's debt).  Certain of the Company's outstanding indebtedness at April 28, 2013 that was not subject to acceleration upon a change of control and that either did not contain change of control repurchase obligations or where the holders did not elect to have such indebtedness repurchased in a change of control offer remain outstanding.
On March 13, 2013, the Company launched a consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement. As of March 21, 2013, the Company received the required consents to waive such provisions and as a result those notes remain outstanding.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 28, 2013, as stated in their report as set forth in Item 8.
(c) Changes in Internal Control over Financial Reporting
During the fourth quarter of Fiscal 2013, the Company continued its implementation of SAP software across operations in the countries of Spain, Germany and Canada. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.
There is nothing to be reported under this item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to this item will be set forth in an amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.

Item 11.	Executive Compensation.
Information relating to this item will be set forth in an amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to this item will be set forth in an amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item will be set forth in an amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.
Information relating to director independence is set forth under the caption “Director Independence Standards” in the Company's Amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.

Item 14.	Principal Accountant Fees and Services.
Information relating to this item will be set forth in an amendment to Form 10-K to be filed within 120 days of the Company's fiscal year ended April 28, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements and reports are filed as part of this report under Item 8—“Financial Statements and Supplementary Data”:
Consolidated Balance Sheets as of April 28, 2013 and April 29, 2012
Consolidated Statements of Income for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011
Consolidated Statements of Comprehensive Income for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011
Consolidated Statements of Equity for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011
Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated June 14, 2013, on the Company’s consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011

(2)	The following report and schedule is filed herewith as a part hereof:
Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011

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

2(a)
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2(b)
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, are incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

	3(ii)	The Company's By-Laws, as amended effective June 7, 2013, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.
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

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company's $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company's $500,000,000 5.35% Notes due 2013, $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

(d)
First Supplemental Indenture, dated as of March 21, 2013, to the Indenture, dated as of July 6, 2001, by and among H. J. Heinz Finance Company, H. J. Heinz Company and The Bank of New York Mellon is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 21, 2013.

(e)
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time, is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(f)
Security Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

(g)
Indenture dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer to be merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(h)
Supplemental Indenture dated as of June 7, 2013, by and among H.J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.2 of the Company's current Report on Form 8-K dated June 13, 2013.

(i)	Form of 4.25% Second Lien Senior Secured Notes due 2020, is incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 13, 2013.
(j)
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

(k)
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

(l)
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

(m)
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

(n)
Registration Rights Agreement, dated as of April 1, 2013 by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, as a guarantor and Wells Fargo Securities, LLC for itself and on behalf of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and the other Initial Purchasers, is incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated June 13, 2013.

(o)
Registration Rights Agreement Joinder dated as of June 7, 2013, by and among H.J. Heinz Company and each of the subsidiaries listed on Schedule 1 thereto, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers listed in Schedule 1 thereto, is incorporated by reference to Exhibit 10.9 of the Company's Current Reporton Form 8-K dated June 13, 2013.

10(a)	Management contracts and compensatory plans:
(i)
1986 Deferred Compensation Program for H.J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to the Exhibit 10(a)(xi) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(ii)
H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.

(iii)
H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(iv)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
(v)
H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(vi)
H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

(vii)
H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(viii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(ix)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

(x)
Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xi)
Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

	(xii)	Named Executive Officer and Director Compensation.
	(xiii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
	(xiv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.
(xv)
Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

	(xvi)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xvii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xviii)
Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xix)
Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xx)
Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxi)
Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxii)
Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 14, 2007.

(xxiii)
H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012) is incorporated herein by reference to Exhibit 10(a)(xxiii) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xxiv)
Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxv)
Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees-Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxvi)
Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxvii)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxviii)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.

(xxix)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.

(xxx)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees-Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.

(xxxi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxxii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiv)
Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees is incorporated herein by reference to the Exhibit 10(a)(iii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxv)
Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to the Exhibit 10(a)(iv) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

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

(xxxviii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxix)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

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

(xliv)
First Amendment to Third Amended and Restated Global Stock Purchase Plan-H.J. Heinz Company U.K. Sub-Plan is incorporated herein by reference to Exhibit 10(a)(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xlv)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlv) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xlvi)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlvi) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xlvii)
Separation Agreement and Release, dated as of July 24, 2012, between H. J. Heinz Company and C. Scott O'Hara is incorporated herein by reference to Exhibit 10(a)(i) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(xlviii)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees) (for awards under the Third Amended and Restated H.J. Heinz Company Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”)) is incorporated herein by reference to Exhibit 10(a)(ii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(xlix)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(l)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(iv) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(li)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(v) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(lii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(vi) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(liii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(vii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(liv)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees) (for awards under the H.J. Heinz Company Fiscal Year 2013 Stock Incentive Plan (the “2013 Plan”)) is incorporated herein by reference to Exhibit 10(a)(i) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lv)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(ii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lvi)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lvii)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(iv) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lviii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(v) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lix)
Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(vi) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

	(lx)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2012-2013).
	(lxi)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2013-2014).
	(lxii)	Form of Long-Term Incentive Program Award and Agreement (Fiscal Year 2014).
	(lxiii)	Form of Long-Term Performance Program Award Agreement (Fiscal Years 2014-2015).
	(lxiv)	Amendment No. 1, effective May 31, 2013, to the H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.

32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document

Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2013.

H. J. HEINZ COMPANY
(Registrant)
By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated. July 9, 2013.

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	July 9, 2013
Bernardo Hees	(Principal Executive Officer)
/s/ Paulo Basilio	Chief Financial Officer	July 9, 2013
Paulo Basilio	(Principal Financial Officer)
/s/ John Mastalerz Jr.	Corporate Controller	July 9, 2013
John Mastalerz Jr.	(Principal Accounting Officer)
*	Director	July 9, 2013
Gregory Abel
*	Director	July 9, 2013
Alexandre Behring
*	Director	July 9, 2013
Tracy Britt
*	Director	July 9, 2013
Warren Buffett
*	Director	July 9, 2013
Jorge Paulo Lemann
*	Director	July 9, 2013
Marcel Herrmann Telles

* /s/ Paulo Basilio		July 9, 2013
Paulo Basilio Attorney-in-Fact

Schedule II
H. J. Heinz Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended April 28, 2013, April 29, 2012 and April 27, 2011
(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Exchange	Balance at end of period
Fiscal year ended April 28, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,680	$1,937	$4,484	$(176)	$7,957
Other receivables	$607	$(183)	$64	$—	$360
Fiscal year ended April 29, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,909	$4,220	$3,807	$(642)	$10,680
Other receivables	$503	$108	$8	$4	$607
Fiscal year ended April 27, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,196	$1,997	$2,053	$769	$10,909
Other receivables	$268	$203	$—	$32	$503

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2(a)
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2(b)
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, are incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

3(ii)	The Company's By-Laws, as amended effective June 7, 2013, are incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.
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

(a)
Indenture among the Company, H. J. Heinz Finance Company, and Bank One, National Association dated as of July 6, 2001 relating to H. J. Heinz Finance Company's $550,000,000 6.75% Guaranteed Notes due 2032 and $250,000,000 7.125% Guaranteed Notes due 2039 is incorporated herein by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.

(b)
Indenture among H. J. Heinz Company and Union Bank of California, N.A. dated as of July 15, 2008 relating to the Company's $500,000,000 5.35% Notes due 2013, $300,000,000 2.000% Notes due 2016, $400,000,000 3.125% Notes due 2021, $300,000,000 1.50% Notes due 2017, $300,000,000 2.85% Notes due 2022 is incorporated herein by reference to Exhibit 4(d) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(c)
Five-Year Credit Agreement dated June 30, 2011 among H.J. Heinz Company, H.J. Heinz Finance Company, the banks listed on the signature pages thereto and J.P. Morgan Chase Bank, N.A. as Administrative Agent is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 7, 2011.

(d)
First Supplemental Indenture, dated as of March 21, 2013, to the Indenture, dated as of July 6, 2001, by and among H. J. Heinz Finance Company, H. J. Heinz Company and The Bank of New York Mellon is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 21, 2013.

(e)
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time, is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(f)
Security Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

(g)
Indenture dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer to be merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

(h)
Supplemental Indenture dated as of June 7, 2013, by and among H.J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent, is incorporated by reference to Exhibit 4.2 of the Company's current Report on Form 8-K dated June 13, 2013.

	(i)	Form of 4.25% Second Lien Senior Secured Notes due 2020, is incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 13, 2013.
(j)
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

(k)
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

(l)
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

(m)
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

(n)
Registration Rights Agreement, dated as of April 1, 2013 by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, as a guarantor and Wells Fargo Securities, LLC for itself and on behalf of J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and the other Initial Purchasers, is incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated June 13, 2013.

(o)
Joinder to Registration Rights Agreement dated as of June 7, 2013, by and among H.J. Heinz Company and each of the subsidiaries listed on Schedule 1 thereto, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers listed in Schedule 1 thereto, is incorporated by reference to Exhibit 10.9 of the Company's Current Reporton Form 8-K dated June 13, 2013.

10(a)	Management contracts and compensatory plans:
(i)
1986 Deferred Compensation Program for H.J. Heinz Company and affiliated companies, as amended and restated in its entirety effective January 1, 2005, is incorporated herein by reference to the Exhibit 10(a)(xi) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(ii)
H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008, is incorporated herein by reference to Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.

(iii)
H. J. Heinz Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(xii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(iv)	H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors is incorporated herein by reference to Appendix A to the Company's Proxy Statement dated August 3, 1995.
(v)
H. J. Heinz Company 1996 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(vii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(vi)
H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 1998.

(vii)
H. J. Heinz Company 2000 Stock Option Plan, as amended and restated effective August 13, 2008, is incorporated herein by reference to Exhibit 10(a)(viii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

	(viii)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(ix)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

(x)
Deferred Compensation Plan for Non-Employee Directors of H. J. Heinz Company, as amended and restated effective January 1, 2005, is incorporated herein by reference to Exhibit 10(a)(x) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xi)
Form of Stock Option Award and Agreement for U.S. Employees is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2005.

	(xii)	Named Executive Officer and Director Compensation.
	(xiii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
	(xiv)	Form of Fiscal Year 2007 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2006.

(xv)
Form of Fiscal Year 2008 Stock Option Award and Agreement (U.S. Employees) is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xvi)	Form of Stock Option Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xvii)	Form of Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.
(xviii)
Form of Revised Fiscal Year 2008 Restricted Stock Unit Award and Agreement is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xix)
Form of Restricted Stock Award and Agreement (U.S. Employees Retention) is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2007.

(xx)
Third Amended and Restated Fiscal Year 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10(a)(ix) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxi)
Third Amended and Restated Global Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a)(xiv) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxii)
Time Sharing Agreement dated as of September 14, 2007, between H. J. Heinz Company and William R. Johnson is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 14, 2007.

(xxiii)
H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012) is incorporated herein by reference to Exhibit 10(a)(xxiii) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xxiv)
Form of Stock Option Award and Agreement for U.K. Employees on International Assignment is incorporated herein by reference to Exhibit 10(a)(xvii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxv)
Form of Fiscal Year 2008 Restricted Stock Unit Award and Agreement (U.S. Employees-Retention) is incorporated herein by reference to Exhibit 10(a)(xxx) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxvi)
Form of Fiscal Year 2009 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2008.

(xxvii)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxviii)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.

(xxix)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2009.

(xxx)
Form of Fiscal Year 2010 Restricted Stock Unit Award and Agreement (U.S. Employees-Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2009.

(xxxi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xxxii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiii)
Form of Fiscal Year 2011 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(ii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxiv)
Form of Fiscal Year 2011 Stock Option Award Agreement for U.S. Employees is incorporated herein by reference to the Exhibit 10(a)(iii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

(xxxv)
Form of Fiscal Year 2011 Stock Option Award and Agreement for U.K. Expatriates on International Assignment is incorporated herein by reference to the Exhibit 10(a)(iv) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2010.

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

(xxxviii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) is incorporated herein by reference to Exhibit 10(a)(xxxix) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xxxix)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

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

(xliv)
First Amendment to Third Amended and Restated Global Stock Purchase Plan-H.J. Heinz Company U.K. Sub-Plan is incorporated herein by reference to Exhibit 10(a)(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xlv)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlv) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xlvi)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlvi) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xlvii)
Separation Agreement and Release, dated as of July 24, 2012, between H. J. Heinz Company and C. Scott O'Hara is incorporated herein by reference to Exhibit 10(a)(i) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(xlviii)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees) (for awards under the Third Amended and Restated H.J. Heinz Company Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”)) is incorporated herein by reference to Exhibit 10(a)(ii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(xlix)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(l)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(iv) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(li)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(v) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(lii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(vi) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(liii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees) (for awards under the 2003 Plan) is incorporated herein by reference to Exhibit 10(a)(vii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2012.

(liv)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees) (for awards under the H.J. Heinz Company Fiscal Year 2013 Stock Incentive Plan (the “2013 Plan”)) is incorporated herein by reference to Exhibit 10(a)(i) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lv)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (Non-U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(ii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lvi)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Time Based Vesting) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lvii)
Form of Fiscal Year 2013 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(iv) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lviii)
Form of Fiscal Year 2013 Stock Option Award and Agreement (U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(v) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

(lix)
Form of Fiscal Year 2013 Stock Option Award and Agreement (Non-U.S. Employees) (for awards under the 2013 Plan) is incorporated herein by reference to Exhibit 10(a)(vi) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2012.

	(lx)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2012-2013).
	(lxi)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2013-2014).
	(lxii)	Form of Long-Term Incentive Program Award and Agreement (Fiscal Year 2014).
	(lxiii)	Form of Long-Term Performance Program Award Agreement (Fiscal Years 2014-2015).
	(lxiv)	Amendment No. 1, effective May 31, 2013, to the H. J. Heinz Company Supplemental Executive Retirement Plan.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document