Form 10-K/A
period 2013-04-28
HEINZ H J CO
filed 2013-08-26
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 1-3385

H. J. HEINZ COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0542520
(State of Incorporation)	(I.R.S. Employer Identification No.)

One PPG Place	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

412-456-5700
(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.

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

INTRODUCTORY NOTE

On July 9, 2013, H. J. Heinz Company (the “Company,” “we,” “us,” and “our”) filed its annual report on Form 10-K for the year ended April 28, 2013 (the “Original Filing”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A completes the items identified below that were originally omitted from the Original Filing in the expectation that an amendment to the Original Filing would be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of our 2013 fiscal year.

As a result, this Amendment amends only Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). All other items in the Original Filing are unchanged and this Amendment does not amend, update or change any other information in the Original Filing.

On June 7, 2013, we were acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Holdings”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G SS Fund III,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among the Company, Holdings and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Holdings (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.”

As a result of the Merger and related transactions, our common stock was deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is no longer publicly traded.  We do not intend to file a proxy or information statement with respect to our 2013 annual meeting of shareholders or any action by written consent in lieu of such a meeting. However, we will continue reporting as a voluntary filer with the SEC.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 of the Exchange Act, this Amendment also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Our current Board of Directors consists of six members, who have been elected pursuant to a shareholders’ agreement among the Sponsors and Holdings. All of the directors are employees of the Sponsors or their respective subsidiaries and are therefore deemed to be affiliates of the Company. The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years, their ages and the year first elected as a director are set forth below.

Name	Age	Year First Elected a Director
Gregory Abel	51	2013
Alexandre Behring	46	2013
Tracy Britt	28	2013
Warren E. Buffett	82	2013
Jorge Paulo Lemann	74	2013
Marcel Herrmann Telles	63	2013

Gregory Abel
Age:  51
Chairman, Director, Chief Executive Officer and President, MidAmerican Energy Holdings Company (“MidAmerican”), an electric and natural gas service provider with more than 7.1 million customers worldwide; Chairman and Chief Executive Officer, PacifiCorp, an affiliate of MidAmerican; Chairman, Nothern Powergrid Holdings Company, an affiliate of MidAmerican; Director, Kern River Gas Transmission Company and Northern Natural Gas Company, both affiliates of MidAmerican; Director, HomeServices of America, Inc., the second-largest residential real estate brokerage firm in the United States.

Mr. Abel serves on the board and executive committee of the Edison Electric Institute and the Greater Des Moines Partnership.  He also serves on the Nuclear Electric Insurance Limited board of directors; the Kum & Go, L.C. board of directors; the executive board of the Mid-Iowa Council Boy Scouts of America; the American Football Coaches Foundation board of the directors and is a past member of the Drake University board of trustees.

Mr. Abel has experience as chief executive officer and director of multiple energy companies and is a Chartered Accountant and Certified Public Accountant.  Due to his service as a director in a highly-regulated industry and his management and accounting experience, he provides the Board of Directors with strong financial and accounting skills.

Alexandre Behring
Age:  46
Managing Partner 3G Capital (2004 – present); Director and Chairman, Burger King Worldwide Holdings, Inc. (October 2010-present).

Mr. Behring has served on our Board of Directors since June 2013. Mr. Behring is a co-founder of 3G Capital and has been its managing partner since 2004. Previously, Mr. Behring spent 10 years at GP Investments, Latin America’s largest private-equity firm, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as CEO of America Latina Logistica (“ALL”), Latin America’s largest railroad and logistics company. He served as a director of ALL until December 2011. Mr. Behring also serves as an alternate director of Lojas Americanas S.A., a retail chain operator based in Brazil. From July 2008 to May 2011, Mr. Behring served as a director of CSX Corporation, a U.S. rail-based transportation company. Mr. Behring is also currently a director of Burger King Worldwide, Inc., an affiliate of 3G Capital.

Mr. Behring was selected to be a member of the Board of Directors because of his extensive leadership experience in developing and operating both public and private companies.  Mr. Behring’s particular qualifications and operational, financial and strategic skills strengthen the Board of Directors’ collective knowledge and capabilities.

Tracy Britt
Age:  28
Chairman, Benjamin Moore, a leading manufacturer and retailer of paints and architectural coatings (June 2012-present); Chairman, Larson-Juhl, a manufacturer and distributor of wood and metal framing products (January 2012-present); Chairman, Oriental Trading, a direct merchant of party supplies, arts and crafts, toys and novelties (November 2012-present); Johns Manville, a manufacturer of commercial and industrial roofing systems, fire-protection systems, thermal and acoustical insulation, glass textile wall coverings and flooring (November 2012-present).

Ms. Britt received her B.A. from Harvard University in 2007 and her M.B.A. from Harvard Business School in 2009.  Ms. Britt was hired by Berkshire Hathaway in December 2009 as Financial Assistant to the Berkshire Hathaway Chairman.  Tracy is also a co-founder of Smart Woman Securities, a nonprofit organization with the goal of educating women about managing their finances.

Ms. Britt’s experience as chairman of several Berkshire Hathaway subsidiaries, as well as insight into financial, investment and other complex subjects as a result of her experience as Financial Assistant to the Chairman of Berkshire Hathaway.

Warren Buffett
Age:  82
Chairman and Chief Executive Officer, Berkshire Hathaway Inc. (1970-present); Director, The Washington Post Company (May 1996-May 2011)

Mr. Buffett brings over 43 years of experience as Chairman and Chief Executive Officer of publicly traded and private companies, providing the Board of Directors with a strong background in finance, investing and other complex subjects.  His extensive experience in investing and building companies provides the Board of Directors with strong leadership and an investor’s perspective. Mr. Buffett has pledged all of his Berkshire shares, representing 99% of his net worth, to philanthropic endeavors.

Mr. Buffett has significant investment experience, including the evaluation of strategic opportunities and challenges of the Company’s business and its competitive and financial position, as well as experience in public and private company financial reporting practices.

Jorge Paulo Lemann
Age: 74
Founding Partner, 3G Capital (2004 – present); Director, Anheuser-Busch InBev (2004-present)

Mr. Lemann founded and was senior partner of Banco de Investimentos Garantia S.A. in Brazil from 1971 through June 1998.  Until early 2005, Mr. Lemann was Director of The Gillette Company, Swiss Re and of Lojas Americanas.  He was also Chairman of the Latin American Advisory Committee of the New York Stock Exchange.  Mr. Lemann is co-founder and Board of Directors member of Fundação Estudar, a non-profit organization that provides scholarships for Brazilians and Endeavor, an international non-profit organization that supports entrepreneurs in emerging markets.

Mr. Lemann has experience as a director of a consumer products company and has a strong international experience in the beverage industry.  He also has broad knowledge of strategy, investing and business development.

Marcel Herrmann Telles
Age 63
Founding Partner, 3G Capital (2004-present); Director, Anheuser-Busch InBev (2004-present); Director, AmBev (2000-present)

Marcel Herrmann Telles has served on our Board of Directors since June 2013. Mr. Telles served as a member of the board of directors of Lojas Americanas S.A., and as Chief Executive Officer of Companhia Cervejaria Brahma (which became AmBev in 2002) from 1989 to 1999. He also served as a member of the board of directors of Burger King Worldwide Holdings, Inc. from 2010 to 2013. From 2009 to 2013, he served as a member of the Advisory Board of ITAU-UNIBANCO, a banking conglomerate based in Brazil. He serves on the board of directors of Fundação Estudar, a not-for-profit foundation in Brazil, and on the board of directors of ISMART, a not-for-profit foundation.

Mr. Telles has experience as the chief executive officer of a large brewing company and major consumer brand and as a director of multiple public and private companies in various industries. He has knowledge of strategy and business development, finance, supply chain management and distribution and leadership development.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.

As previously disclosed, on June 7, 2013, in accordance with the Merger Agreement, at the effective time of the Merger, each of William R. Johnson, Charles E. Bunch, Leonard S. Coleman Jr., John G. Drosdick, Edith E. Holiday, Candace Kendle, Franck J. Moison, Dean R. O’Hare, Nelson Peltz, Dennis H. Reilley, Lynn C. Swann, Thomas J. Usher and Michael F. Weinstein (the “Former Directors”) ceased serving as members of the Board of Directors of the Company.

EXECUTIVE OFFICERS

The names and ages of our current executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position
Bernardo Hees	43	Chief Executive Officer
Paulo Basilio	38	Chief Financial Officer
Kristen Clark	45	Senior Vice President and Chief People Officer
Brendan Foley	47	Zone President of Heinz North America
Matt Hill	42	Zone President of Heinz Europe
Andy Keatings	56	Chief Quality Officer
Emin Mammadov	36	Zone President of Heinz Russia, Turkey, and Middle East & Africa
John Mastalerz	46	Principal Accounting Officer
Michael Mullen	44	Senior Vice President of Corporate & Government Affairs
Eduardo Pelleissone	39	Executive Vice President of Operations
Fernando Pocaterra	59	Zone President of Heinz Latin America
Garry Price	52	Senior Vice President Global Strategy and Audit
Marcos Romaneiro	30	Senior Vice President Global Finance
Hein Schumacher	42	Zone President of Heinz Asia Pacific
Dan Shaw	62	General Counsel
Melissa Werneck	40	Senior Vice President of Performance and Information Technology

Bernardo Hees is the Chief Executive Officer of the Company. Previously, Mr. Hees served as Chief Executive Officer Burger King Worldwide Holdings, Inc. from 2010 to June 2013 and Burger King Worldwide, Inc. from June 2012 to June 2013 and as Chief Executive Officer of ALL from January 2005 to September 2010.  Mr. Hees has also been a Partner at 3G Capital since July 2010. Mr. Hees has experience as Chief Executive Officer of Burger King and for a large railroad and logistics company based in Brazil. He has knowledge of strategy and business development, finance, marketing and consumer insight, risk assessment, leadership development and succession planning.  Mr. Hees earned a degree in Economics from the Pontifícia Universidade Católica (Brazil) and a Masters in Business Administration (“MBA”) from the University of Warwick (United Kingdom). Mr. Hees joined Heinz in June 2013.

Paulo Basilio is the Chief Financial Officer of the Company. Mr. Basilio joined Heinz in June 2013. Mr. Basilio is a partner at an affiliate of 3G Capital and previously served as Chief Executive Officer of ALL from 2010 to 2012, after having served as ALL’s Chief Operating Officer, Chief Financial Officer and Analyst. Mr. Basilio holds a M.Sc. in Economics from Fundacao Getulio Vargas in Brazil.

Kristen Clark is the Senior Vice President and Chief People Officer of the Company.  Ms. Clark served as President of Heinz Canada until her appointment as Senior Vice President and Chief People Officer in June 2013.  Previously, Ms. Clark was Chief Strategy Officer for the Company.  Formerly, Ms. Clark served as the Group Vice President of Meals and Snacks for Heinz North America.  Prior to joining Heinz, Ms. Clark worked at Procter & Gamble and Johnson & Johnson in marketing and sales.  Ms. Clark joined Heinz in 2000. Ms. Clark graduated with an MBA from the Fuqua School of Business at Duke University and a BS in Business Administration from the University of Delaware.

Brendan Foley is the Zone President of Heinz North America.  Mr. Foley was most recently President of U.S. Consumer Products.  In this role, Mr. Foley was focused on reestablishing the U.S. Consumer Products business as a growth engine.  Mr. Foley’s prior positions with the Company included President of U.S. Foodservice and Group Vice President of Marketing for Frozen Meals and Snacks for U.S. Consumer Products. Mr. Foley joined the Company in 1998 and held various marketing and general management positions including Marketing Director of Classico/Gravy/Wylers, Marketing Director of Global Ketchup & Sauces and Senior Brand Manager of Ketchup.  Mr. Foley also led the acquisition and integration of Borden Foods into Heinz, which included the Classico and Wyler’s brands. Prior to joining the Company, Mr. Foley was with General Mills where he was Marketing Manager for new cereal products and also worked on the Cheerios, Trix Cereal and Yoplait Yogurt brands. Brendan graduated from Miami University of Ohio with a degree in Business Administration and Marketing.

Matt Hill is the Zone President of Heinz Europe.  Prior to his appointment, Mr. Hill was President of Heinz UK & Ireland, the second largest business for the Company globally. Mr. Hill joined Heinz in 2010 as Chief Marketing Officer for the UK & Ireland and was promoted after four months to Chief Commercial Officer managing Sales and Marketing, and responsible for delivery of the Annual Plan. He was promoted to President UK & Ireland in April 2012. Prior to joining the Company, Mr. Hill spent 17 years at Unilever in a variety of UK, European and Global marketing roles including 7 years at a Vice President level.  Mr. Hill has 20 years’ experience in the consumer packaged goods food industry. He brings experience of chilled, ambient and frozen product categories, of retail and foodservice channels, and of developed and emerging markets. Matt is an Economics graduate from the University of Warwick (United Kingdom). He is based in the United Kingdom and travels extensively throughout Europe.

Andy Keatings is the Chief Quality Officer of the Company.  As the Chief Quality Officer, Mr. Keatings is responsible for quality risk assessment in all of Heinz’s products globally.  Mr. Keatings is also responsible for global risk assessment and management, ensuring consistent product performance globally and driving continuous improvement.  Mr. Keatings joined Heinz in 1994.  He holds a degree in chemical engineering from Leeds University, U.K. Prior to joining the Company, Mr. Keatings worked in supply chain in the chemicals, pharmaceuticals and consumer goods industries.

Emin Mammadov is the Zone President of Heinz Russia, Turkey, and Middle East & Africa.  Mr. Mammadov most recently served as President, Heinz Africa & Middle East, where he focused on accelerating Heinz’s growth in the Emerging Markets.  Mr. Mammadov joined Heinz as Marketing Director for Heinz Russia and has since held the roles of Commercial Director, Heinz Russia, followed by an assignment in China as Managing Director, Heinz Foodstar & Heinz Sauces.  Prior to joining the Company, Mr. Mammadov spent more than eight years at Procter & Gamble mostly in several emerging markets, including Turkey.  Mr. Mammadov joined the Company in 2006.

John Mastalerz is the Principal Accounting Officer of H.J. Heinz Company. Mr. Mastalerz is responsible for overseeing all aspects of global accounting.  In his most recent role as Vice President & Corporate Controller at the Company, Mr. Mastalerz was responsible for global business unit adherence to all of the corporate accounting policies and directing the SEC and SOX reporting requirements of the Company.  Previously, Mr. Mastalerz was the Finance Process Optimization Leader on Project Keystone where he led the Keystone Plan Report team, working with the Company’s global finance teams to align and optimize its finance processes globally.  Prior to joining the Company in 2001, Mr. Mastalerz spent more than 11 years at PricewaterhouseCoopers.

Michael Mullen continues in his role as the Senior Vice President of Corporate & Government Affairs.  Mr. Mullen is responsible for all global internal and external communications, government affairs and corporate reputation management.  Mr. Mullen has held this role at H.J. Heinz Company since November 2012 and previously held the positions of Vice President of Corporate & Government Affairs and Director of Corporate Affairs. Mr. Mullen also has responsibility for the H.J. Heinz Company Foundation.  Mr. Mullen joined Heinz in 1998.

Eduardo Pelleissone is the Executive Vice President of Operations. Prior to joining the Company, Mr. Pelleissone was Chief Executive Officer of ALL.  Previously, Mr. Pelleissone held the roles of Chief Operating Officer, Managing Director and General Manager of Agricultural Products at ALL.  Before joining ALL, Mr. Pelleissone held several positions at Glencore Importadora e Exportadora SA. Mr. Pelleissone also serves as a Chairman of Brado Logistics S/A, Vetria Mining S/A, and Ritmo Logistics S/A, all subsidiaries of ALL.  In addition, Mr. Pelleissone is a director of the Federation of Industries of the State of Sao Paulo, Brazil, the largest professional association of Brazilian industry, and is a director of the National Association of Rail Transport, a Brazilian civil nonprofit entity that promotes the development and improvement of rail transport in Brazil.  In his role as Vice President of Operations, Mr. Pelleissone has responsibility for supply chain, procurement and operations. Mr. Pelleissone has an MBA in Logistics, Operations and Services from COPPEAD in Brazil.

Fernando Pocaterra is the Zone President of Heinz Latin America.  Since 2005, Mr. Pocaterra had been serving as Area Director of Heinz Latin America.  Previously, Mr. Pocaterra was President of Heinz Venezuela and Chief Operating Officer of Heinz Italy.  Prior to joining Heinz, Mr. Pocaterra worked in marketing at Procter & Gamble in Venezuela.  Mr. Pocaterra joined the Company in 1981.  He holds an engineering degree from Iowa State University.

Garry Price is the Senior Vice President, Global Strategy and Audit.  Mr. Price is responsible for Global Audit, European Business Strategy support, and special projects.  Since joining the Company in 1985, Mr. Price has held the role of Chief Financial Officer in Canada, Continental Europe, Western Europe, and UK & Ireland.  Most recently, Mr. Price served as the Vice President, Finance and Chief Financial Officer for Europe.  Mr. Price holds a degree in business administration from Wilfred Laurier University (Canada) and a CMA designation from the Canadian Society of Management Accountants.

Marcos Romaneiro is the Senior Vice President, Global Finance and is responsible for Planning, Treasury and Tax.  Previously, Mr. Romaneiro worked at 3G Capital and was responsible for evaluating and executing on private equity opportunities.  Prior to joining 3G Capital, Mr. Romaneiro spent six years in private equity at Cerberus Capital Management and Vestar Capital Partners.  Mr. Romaneiro is a graduate of Brown University in Business Economics and is a former professional soccer player.

Hein Schumacher is the Zone President of Heinz Asia Pacific.  Prior to being appointed Zone President of Heinz Asia Pacific, Mr. Schumacher had been President of Heinz Greater China since 2011and previously held the positions of Vice President Finance Heinz Europe, Vice President and Chief Strategy Officer for the Company and Vice President and Chief Financial Officer of Heinz Continental Europe.  Mr. Schumacher worked with Royal Ahold NV and Unilever NV prior to the Company in various roles.  He holds a Masters degree in finance as well as politics and international affairs from the University of Amsterdam, The Netherlands.  Mr. Schumacher joined Heinz in 2003.

Daniel F. Shaw is the Company’s General Counsel.  Prior to his appointment as General Counsel, Mr. Shaw had been Vice President and Deputy General Counsel since 2009.  Previously, Mr. Shaw worked at the U.S. Department of Justice and the Washington, D.C. law firm of Chayet and Sonnenreich.  Mr. Shaw is responsible for all legal affairs globally including but not limited to mergers and acquisitions, securities law, finance transactions, litigation, and general commercial and regulatory matters.  Mr. Shaw graduated from Williams College and received his Juris Doctor degree from the Dickinson School of Law.

Melissa Werneck is the Senior Vice President of Performance and Information Technology. Ms. Werneck is responsible for setting and cascading performance goals across the Company. She is also responsible for global information technology. Most recently, Ms. Werneck served as Performance Senior Vice President and Chief People Officer at ALL, and previously held various other senior roles in human resources at ALL. Prior to joining ALL in 1999, Ms. Werneck held various positions at Brahma, which later became Ambev. Melissa received a degree in Chemical Engineering from Universidade Federal de Minas Gerais in Brazil and an MBA from COPPEAD/Universidade Federal do Rio de Janeiro.

On June 7, 2013, the Company’s former Chief Executive Officer, William R. Johnson, and former Chief Financial Officer, Arthur Winkleblack resigned from their positions as executive officers of the Company. Since June 7, 2013, the Company has also announced the departures of the following executive officers:  Ted Bobby, Executive Vice President, General Counsel and Corporate Secretary; Dave Ciesinski, Vice President of Transition; Steve Clark, Senior Vice President, Chief People Officer; Ed McMenamin, Senior Vice President, Finance; David Moran, Executive Vice President, President & CEO of Heinz North America & Global Infant Nutrition; Meg Nollen, Senior Vice President of Strategy & Investor Relations; Bob Ostryniec, Senior Vice President, Chief Supply Chain Officer & Global ERM; Chris Warmoth, Executive Vice President, Heinz Asia Pacific; Dave Woodward, Executive Vice President, President & CEO of Heinz Europe; Roel van Neerbos, President, Heinz Continental Europe; and Diane Owen, Senior Vice President, Corporate Audit.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors

The Sponsors are party to a shareholders’ agreement with H.J. Heinz Holding Corporation (“Holdings”), the indirect parent corporation of the Company, pursuant to which the members of the Board of Directors of the Company are nominated and elected. For so long as each Sponsor owns at least 66% of the common stock of Holdings originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Holdings and each of its subsidiaries (including the Company). Following the closing of the Merger, all of the current members of the Board of Directors of the Company were so elected, in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s Amended and Restated Bylaws.

Board Committees

Since the closing of the Merger, when there ceased to be any pubic listing or trading market for our common stock, our Board of Directors has not established any committees of the Board. Until such time as any committees of the Board of Directors are created, the entire Board of Directors has and shall act on all matters that have or might otherwise have been delegated to a committee of the Board.

Code of Ethics

The Company has adopted a Global Code of Conduct applicable to all directors, officers and employees of the Company, including our chief executive officer, chief financial officer and principal accounting officer. The Global Code of Conduct is posted on our website at www.heinz.com. We intend to disclose on our website any amendments to or waivers of this Global Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports with the SEC. To the Company's knowledge, during the fiscal year ended April 28, 2013, all required filings were made on a timely basis, based on our review of the reports and written representations provided to the Company.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

INTRODUCTION

On February 13, 2013, the Company entered into the Merger Agreement with affiliates of the Sponsors, pursuant to which Merger Subsidiary agreed to be merged with and into the Company, subject to the terms, provisions and conditions of the Merger Agreement. The Merger was consummated on June 7, 2013, after the completion of the Company’s 2013 fiscal year (“Fiscal Year 2013”), which ended on April 28, 2013.

This Compensation Discussion and Analysis (“CD&A”), provides the disclosure required by Item 402(t) of Regulation S-K for the Fiscal Year 2013 and outlines compensation earned during the Fiscal Year 2013 by our then-current chief executive officer (the “CEO”), chief financial officer, and the three other most highly compensated executive officers for such fiscal year, whom we refer to collectively as our named executive officers (the “NEOs”). This CD&A does not reflect the payments that were and will be made to our then NEOs in connection with the Merger, which are described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

For purposes of this CD&A the “Committee” refers to the Management Development & Compensation Committee of the Board of Directors of the Company before the Merger and the decisions made by such Committee. Following the Merger, the Board of Directors of the Company did not designate a compensation committee and until it does so, the full Board of Directors of the Company will be responsible for all compensation committee functions including the approval of this CD&A.

PRIOR SAY-ON-PAY VOTE

The Committee carefully considered the results of the Fiscal Year 2012 advisory vote on executive compensation, in which over 78% of votes cast were “For” the compensation of the NEOs as described in the Fiscal Year 2012 Proxy Statement.  The Committee considered shareholder feedback on executive compensation received from a wide-ranging dialogue between management and numerous shareholders, including the Company's largest shareholders, many of whom have held Heinz stock for over a decade.  This dialogue took place both before and after the advisory vote on Fiscal Year 2012 compensation and provided an excellent opportunity to discuss the linkage between pay and performance for our NEOs.

Key Elements of our NEO Compensation Program - Fiscal Year 2013

COMPENSATION OBJECTIVES AND PRINCIPLES - FISCAL YEAR 2013

The Fiscal Year 2013 NEO compensation programs were designed to reward superior financial performance and achieve the following objectives, which were previously established by the Committee:

•
Link the pay opportunity for each NEO to the performance of the Company, including the building of shareholder value through the achievement of the financial and strategic objectives established by the Board of Directors;

•
Align the interests of our NEOs with those of our shareholders by paying a significant portion of compensation (salary plus annual bonus plus performance-based restricted stock units (“RSUs”), stock option and Long-Term Performance Program (“LTPP”) awards) under long-term incentive plans (approximately 65% at target for our CEO and 56% at target for the other NEOs) and requiring our NEOs to maintain meaningful equity ownership in the Company;

•	Provide competitive compensation to attract and retain superior executive talent for the long term; and

•	Provide a balance between risk and potential reward for NEOs by:

o	Achieving a balance of short-term and long-term goals;

o	Discouraging unnecessary or excessive assumption of risks that would threaten the reputation or sustainability of the Company; and

o	Encouraging appropriate assumption of risk for competitive advantage.

The key principles that have guided the decision-making process of the Committee on executive compensation matters include:

•	Applying a broader and more flexible orientation, generally a range around the median of comparator company compensation, which provides the ability to:

o	Establish pay levels commensurate with each NEO's years of experience in their current role and recent performance compared to peers in comparator companies;

o	Manage salaries and total compensation opportunity based on changing business conditions; and

o	Differentiate compensation based on a number of factors, including experience and performance.

•
Giving consideration to the differences in size, scope, and complexity between the Company and the comparator companies (this is one of several judgmental factors the Committee has considered and is not based on a formula).

•	Using an independent executive compensation consultant to provide expertise and experience.

FISCAL YEAR 2013 EXECUTIVE PAY GUIDELINES

The Committee confirmed the Company’s Executive Pay Guidelines, which, in the aggregate, approximated the median total compensation of the Compensation Peer Group (adjusted for size and other factors as described below), based on its judgment and that of its executive compensation consultant on the use of the compensation data from our Compensation Peer Group. The Fiscal Year 2013 Executive Pay Guidelines, which are expressed as a percentage of base salary and reflect target award amounts, are shown below and were unchanged for NEOs from Fiscal Year 2012.

	Annual Incentive	RSUs	Stock Options	LTPP Awards
Chairman, President & CEO	220%	120%	200%	275%
Executive Vice Presidents	100%	80%	85%	85%

The Committee could have exercised its discretion in setting target awards for performance-based RSUs, stock options, and LTPP awards at +25% to -100% of the amounts set forth above. For Fiscal Year 2013, the Committee exercised no discretion in making awards to the NEOs.

CASH COMPENSATION - FISCAL YEAR 2013

Base Salaries

Base salaries are the foundation for all of the NEO compensation programs as the amounts of incentive payments, equity awards, and benefits are, in most cases, linked to salary, as set forth in the Executive Pay Guidelines. As salary changes, all of the other elements have typically changed proportionately. Salaries of the NEOs have been reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Salary changes have typically taken effect in May of each year. In addition to the quantitative metrics identified in the table under “Management Development and Compensation Committee Decisions - Performance Measurements - Financial Metrics,” salary increases, if any, were based on an evaluation of the individual's most recent performance rating, level of pay compared to data from the Compensation Peer Group, and difficulty of replacement. For Fiscal Year 2013, the Committee approved no salary increases for NEOs.

Annual Cash Incentive Awards

NEOs have been eligible to earn annual cash awards under the Senior Executive Incentive Compensation Plan (the “SEICP”) from a pool of funds created from 1.5% of our net income and with reference to the same financial metrics for bonuses paid under our Annual Incentive Plan (the “AIP”) (see the chart under “Management Development and Compensation Committee Decisions - Performance Measurements - Financial Metrics”). The SEICP is intended to reward NEOs for achieving targeted levels of performance. The upside and downside variation around the target award opportunity facilitates the objective of varying annual cash compensation to reflect our operating performance and the contribution of each NEO. The Fiscal Year 2013 target awards and payments are described below in the narrative following the Summary Compensation Table under the heading “Senior Executive Incentive Compensation Plan-Material Factors.”

LONG-TERM INCENTIVE COMPENSATION - FISCAL YEAR 2013

Overview

Our Long-Term Incentive (“LTI”) Compensation Program provided performance-based RSUs, stock option, and LTPP awards. This program was primarily designed to reward outstanding long-term financial performance and the creation of shareholder value while also helping us to attract and retain key executives. In addition, the use of RSUs and stock options promoted stock ownership for NEOs. The Committee has annually reviewed the competitiveness of our LTI awards both in target value and mix between the various elements of LTI, based on data from the Compensation Peer Group and advice from its executive compensation consultant. The Committee has also annually examined the individual performance assessment, tally sheets, and the compensation earned by each NEO under prior LTI awards to better determine the size of new grants necessary to achieve the stated compensation objectives. The NEOs have not influenced the size or timing of their individual annual LTI awards, which have generally been awarded at the same time each year as part of a formal annual grant process administered by the Committee. However, the CEO could have recommended to the Committee an adjustment to the size of the LTI award that would have been determined under the Executive Pay Guidelines for an individual NEO (other than the CEO), based on considerations such as Company or Business Unit financial performance, individual performance, retention, long-term potential, and the NEO's Performance Management Development (“PMD”) rating. These adjustments can range from an increase of 25% to a decrease of 100% in the target award for each NEO. The Committee approved all LTI awards granted to NEOs and had the discretion to make adjustments to the established target award opportunities for each LTI program, which may be above or below the target guideline based on the factors discussed above. As described under “Fiscal Year 2013 Executive Pay Guidelines,” the Committee made no discretionary adjustments to the annual LTI awards for the NEOs for Fiscal Year 2013.

Performance-based Restricted Stock Units

In Fiscal Year 2013, the Committee approved annual grants of performance-based RSUs to each NEO. Target RSU awards for NEOs are based on the established Executive Pay Guidelines. In making this annual grant, the Committee determined the value of the RSUs to be granted to participants and the vesting and forfeiture provisions. To further align the Company’s equity programs with the Company's financial performance, vesting of the annual grant of RSUs awarded in August 2012 was contingent upon achieving the operating income (“OI”) financial performance threshold for Fiscal Year 2013 established by the Committee. This metric was expressed in constant currency and could be adjusted to exclude special items and accounting changes. It was selected because it complements the portfolio of metrics used by the Company in its incentive programs and reflects operational performance before the effects of interest, taxes, and other transactions. The OI financial performance threshold established by the Committee for the Fiscal Year 2013 grant was $1,481 million. Because the financial performance threshold for the Fiscal Year 2013 grant was achieved, the RSUs were scheduled to vest 25% per year on each of the first four anniversaries of the grant date. The Committee occasionally varied the vesting schedule to address circumstances where the awards were intended to facilitate greater retention of key employees, to recognize exceptional performance, to address cash flow issues for non-U.S. based individuals due to the timing of tax payments, or to align with the regulatory requirements of various countries. These awards have contained provisions including either accelerated vesting in the case of special performance awards, such as vesting one-third after the first two years and then one-third in years three and four with forfeiture of all unvested units upon termination; or, in the case of the special retention awards, full vesting on the third or fifth anniversary of the grant without the possibility of earlier vesting. For NEOs who are approaching retirement or are retirement eligible, the Committee has, from time-to-time, established vesting provisions that result in full forfeiture of any unvested portion of an award if the NEO retires prior to the vesting date.

Stock Options

In Fiscal Year 2013, the Committee determined the target grant date fair market value of non-qualified stock options to be granted to each NEO and the vesting and forfeiture provisions of those options. Target stock option awards for NEOs are based on the established Executive Pay Guidelines. All options were granted at an exercise price equal to the closing price of the Company’s Common Stock on the New York Stock Exchange (“NYSE”) on the date of grant. Accordingly, the stock options would have value only if the market price of the Company’s Common Stock increases after the grant date. The approach to vesting and expiration was influenced by considerations such as competitiveness, retention impact, and cost. The Committee generally, and in Fiscal Year 2013 granted, stock options that vest 25% per year on each of the first four anniversaries of the grant date. The Committee has occasionally granted awards that vest on a different schedule where the awards are intended to recognize new hires or promotions; to facilitate greater retention of key employees; or to recognize the exceptional performance of certain individuals. For NEOs who are approaching retirement or are retirement eligible, the Committee has, from time-to-time, established vesting provisions that result in full forfeiture of any unvested portion of an award if the NEO retires prior to the vesting date.

Long-Term Performance Program

In Fiscal Year 2013, following its review of the Company’s prior year performance and business plans for future years, the Committee approved annual LTPP awards providing for cash payments based on financial measures over a two-year period. Target LTPP awards for NEOs were based on the established Executive Pay Guidelines. The Company’s two LTPPs are described below under “Long Term Performance Programs-Material Factors.”

BENEFITS AND PERQUISITES - FISCAL YEAR 2013

The Company provided retirement benefits, including supplemental retirement, and other benefits at levels that approximate the median of our Compensation Peer Group (see “Management Development and Compensation Committee Decisions - Analytical Tools - Peer Groups” for a list of the Compensation Peer Group members) and supported succession planning, based on the following principles:

Supplemental retirement benefits must support one or more of the following objectives:

•	Link a portion of the benefit to Company and/or individual performance by basing the benefit primarily on salary and bonus earned;

•	Enhance retention;

•	Aid in the recruitment of new hires, particularly mid-career executives; and/or

•	Compensate for benefit limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”).

Each benefit and perquisite must support one or more of the following objectives:

•	Provide greater security/safety to the NEO;

•	Increase time available for business purposes;

•	Enhance personal financial management; and/or

•	Represent a competitive practice that helps to support recruitment and retention goals.

Management Development and Compensation Committee Decisions - Fiscal Year 2013

ANALYTICAL TOOLS

Tally Sheets

•
A tally sheet is a matrix used by the Committee that shows the individual elements of compensation and benefits, including retirement, for each NEO. The total of all compensation and benefit plan elements is included to reflect the full employment costs for each NEO.

•	Tally sheets were used for the following principal purposes:

o	To understand how decisions on each individual element of compensation affect total compensation for each NEO;

o	To gauge total compensation for each NEO against publicly available data for similar positions at comparator companies; and,

o	To confirm that performance-based compensation represents a substantial portion of each NEO's total compensation.

Peer Groups

One of the primary objectives of our NEO compensation programs was to provide compensation that is within a range around the median of comparator company compensation.  The Committee believed this practice was appropriate because it is based on an objective analysis of the Compensation Peer Group pay data provided by the Committee's executive compensation consultant, and because the Company directly competes with these companies to recruit and retain executive talent.

The compensation components used for comparison purposes included many of those disclosed in the Summary Compensation Table and the Grants of Plan Based Awards table. The Committee compared both the value of such compensation as well as the prevalence of individual components based upon available data. The Committee analyzed  the following components:

•	Salary;

•	Annual incentive (both target and actual);

•	Performance-based RSU and stock option awards (actual); and

•	LTPP awards (both target and actual).

The Committee utilized two peer groups: one for comparison purposes in establishing the Executive Pay Guidelines and one for measuring financial performance, based on total shareholder return (“TSR”) under the LTPP (the “TSR Peer Group”). The composition of each peer group was reviewed by the Committee at least once a year.

The Compensation Peer Group and the TSR Peer was comprised of the following companies:

	Compensation Peer Group	FY12-FY13 TSR Peer Group	FY13-FY14 TSR Peer Group
Campbell Soup Company	X	X	X
Colgate-Palmolive Company	X
ConAgra Foods, Inc.	X	X	X
Dean Foods Company	X	X	X
General Mills, Inc.	X	X	X
Hormel Foods Company		X	X
Kellogg Company	X	X	X
Kimberly-Clark Corporation	X
McCormick & Company, Incorporated		X	X
PepsiCo, Inc.	X
The Clorox Company	X
The Coca-Cola Company	X
The Hershey Company	X	X	X
The J.M. Smucker Company		X	X

INDEPENDENT EXECUTIVE COMPENSATION ADVISOR - FISCAL YEAR 2013

In determining total compensation and allocating the elements of total compensation for the NEOs individually and as a group, the Committee was assisted by: (i) the CEO and the Chief People Officer, who made recommendations regarding potential changes to NEO pay (the CEO does not participate in discussions regarding his pay) based on performance, regulatory, competitiveness, experience, and retention considerations; (ii) an independent executive compensation consultant from Mercer retained exclusively by the Committee to advise the Committee on all matters related to CEO and other NEO compensation; and (iii) the Total Rewards staff within the Company’s Human Resources Department, which acted as a liaison between the Committee and its executive compensation consultant and collects information and prepares materials for the Committee's use in making compensation decisions. Since the selection of the individual Mercer consultant by the Committee in Fiscal Year 2007, the Mercer consultant has not provided and does not provide any services to management or other Company employees. At the request of the Committee, the consultant has participated in each meeting of the Committee, providing guidance on market, regulatory, legislative, and governance concerns as well as conducting the annual review of NEO compensation. The Committee formally evaluated its executive compensation consultant annually, without the input of management. The Committee's consultant participated in all of the Committee meetings in Fiscal Year 2013.

In Fiscal Year 2013, Mercer received approximately $237,897 in fees from the Company in connection with the services related to executive and director compensation. Mercer and its affiliates also received an additional $71,285 in fees from the Company in Fiscal Year 2013 in connection with its provision of other services, which consisted primarily of services related to compensation tools and surveys, as well as our subsidiaries' generally available pension plans as requested by the pension plan trustees. The Mercer teams that provide these services are independently managed and are separate from the compensation consultant who provided executive and director compensation services. The decision to engage Mercer on all other compensation-related services was made by management and the pension plan trustees and reported to the Committee.

PERFORMANCE MEASUREMENTS - FISCAL YEAR 2013

Performance was Measured and Rewarded Based on Both:

1.	Total Company and/or business unit financial metrics; and

2.	Individual performance.

Financial Metrics

The financial metrics, as described further under “Senior Executive Incentive Compensation Plan-Material Factors,” used for all NEO compensation programs are similar to those that the investment community uses to project the future return from a company's stock:

1.	Sales growth;

2.	Profitability (both pre- and post-tax);

3.	Cash flow generation; and

4.	Return on Invested Capital (“ROIC”).

In addition, the creation of shareholder wealth as measured by relative TSR is also a key financial metric used to determine NEO compensation.

Our NEO compensation programs incorporated these metrics as illustrated in the chart below:

Metric	Salary Increase	Annual Bonus	LTPPs(1)	RSUs	Stock Options
Net Sales	X	X
Operating Income	X	X		X
Net Income	X	X
Earnings per Share	X	X
Operating Free Cash Flow	X	X
Return on Invested Capital	X		X
Total Shareholder Return	X		X
Stock Price	X		X	X	X
Cash Dividends or Dividend Equivalents				X
Individual Goals	X	X

_____________________
           (1)  Includes Fiscal Year 2012-2013 and Fiscal Year 2013-2014 LTPP awards

The specifics regarding how these metrics determined equity awards and incentive plan payouts are described below under “Senior Executive Incentive Compensation Plan - Material Factors.”

Individual Performance

Our PMD process was used by the Committee to establish individual performance goals for each of the NEOs on an annual basis and then to measure actual results against those goals. At the beginning of the Fiscal Year 2013, the CEO reviewed and approved proposed goals for the other NEOs and recommended individual performance goals for himself to the Committee. The Committee then reviewed, refined, and ultimately established the CEO's goals as well as the goals for the other NEOs. At the end of the fiscal year, the CEO reviewed his performance and the performance of the other NEOs against their respective individual personal goals with the Committee. Without any NEOs present, the Committee assigned a performance rating to each NEO and considers these performance ratings in determining:

•	The annual base salary for the next fiscal year;

•	Up to 20% of the target payout under the AIP objectives described below that are considered under the Senior Executive Incentive Compensation Plan SEICP; and

•	Between +25% and -100% of the size of the target annual performance-based RSU, stock option, and LTPP awards for the next fiscal year.

The specifics regarding how performance ratings influenced base salary, award grants, and payouts in Fiscal Year 2013 are described in detail under each program's description below.

Additional Information - Fiscal Year 2013

RISK ANALYSIS OF NEO COMPENSATION POLICIES AND PRACTICES

The Committee's independent executive compensation consultant annually reviewed with the Committee the design of the Company’s annual and long-term incentive programs for NEOs to assist the Committee in achieving the Company’s objective of an appropriate balance between risk and potential reward for executives. Using the “Compensation Committee Checklist for Assessing Incentives and Risk” developed by the Center on Executive Compensation, which was established at the direction of the Board of Directors of the HR Policy Association, coupled with a review of key documents governing these incentive programs, the Committee and its consultant concluded that the Fiscal Year 2013 executive compensation plans were designed in a manner to:

•	Achieve balance of short and long-term results aligned with key stakeholder interests;

•	Discourage executives from taking unnecessary or excessive risks that would threaten the reputation and/or sustainability of the Company; and

•	Encourage appropriate assumption of risk to the extent necessary for competitive advantage purposes.

TAX DEDUCTIBILITY OF COMPENSATION

Section 162(m) of the Code imposes a limit of $1,000,000 on the amount of non-performance-based compensation that a publicly-traded Company may deduct in any one year with respect to its CEO and each of its other three most highly-paid executive officers, excluding the Chief Financial Officer.  All annual incentives and long-term incentive amounts were designed to be deductible when they are paid to the NEOs because they met the definition of qualified performance-based compensation under Section 162(m). However, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee did not adopt a policy requiring all compensation to be deductible. The Committee considered the impact of Section 162(m) of the Code on the Company when making pay decisions, and its normal practice was to take such action as is necessary to preserve the Company’s tax deduction to the extent consistent with the applicable compensation objectives. However, the Committee reserved the right to forego any or all of the tax deduction if it believed it to be in the best interests of the Company's shareholders.

Pursuant to the Merger Agreement, the Committee approved a Fiscal Year 2012 - Fiscal Year 2013 LTPP payout at target and a target payout for total Company performance under the Fiscal Year 2013 AIP.  These payouts will not be tax deductible.

MANAGEMENT CHANGES IN FISCAL YEAR 2013

Michael D. Milone, the Company's former Executive Vice President, Rest of World, Global ERM & Global Infant/Nutrition, retired from the Company on June 22, 2012.  C. Scott O'Hara, the Company's former Executive Vice President & President and Chief Executive Officer of Heinz North America, ceased to be an executive officer of the Company on June 26, 2012.

David C. Woodward was promoted to Executive Vice President - Heinz Rest of World in May 2012 in anticipation of Mr. Milone's retirement.  Mr. Woodward was subsequently promoted, effective July 1, 2012, to Executive Vice President & President and Chief Executive Officer of Heinz North America.  Effective April 1, 2013, Mr. Woodward was assigned to the position of Executive Vice President & President and Chief Executive Officer of Heinz Europe, which was formerly held by David C. Moran, and Mr. Moran was assigned to the position of Executive Vice President & President and Chief Executive Officer of Heinz North America & Global Infant/Nutrition.

In addition to the Company’s five NEOs for Fiscal Year 2013 (W.R. Johnson, A.B. Winkleblack, D.C. Moran, C.J. Warmoth, and D.C. Woodward), we have provided disclosure for Mr. Milone in this Item 11, as required by Item 402(a)(3)(iv) of Regulation S-K, as Mr. Milone would have been one of the Company's NEOs had he still been serving as an executive officer at the end of Fiscal Year 2013.

Summary Compensation Table (Fiscal Year 2013)

			Bonus(1) (d)				Non-Equity Incentive Plan Compensation (g)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Annual Incentive Plan Awards ($)	Long Term Performance Program Awards ($)	Stock Awards (2) ($) (e)	Option Awards (3) ($) (f)	Annual Incentive Plan Award(4) ($)	Long Term Performance Program Awards (1) ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings (5) ($) (h)	All Other Compensation (6) (7) (8) (9) ($) (i)	Total ($) (j)
W.R. Johnson	2013	1,295,019	2,860,000	3,500,000	1,559,993	2,600,000	0	0	81,662	1,202,415	13,099,089
Chairman, President & Chief Executive Officer	2012	1,299,618	0	0	1,560,011	2,499,997	3,400,000	4,338,125	1,794,928	1,264,140	16,156,819
	2011	1,245,211	0	0	1,500,016	2,500,000	4,250,000	4,675,000	2,879,445	1,425,361	18,475,033

A.B. Winkleblack	2013	672,414	675,000	573,750	539,983	573,748	0	0	169,241	290,402	3,494,538
Executive Vice President & Chief Financial Officer	2012	674,809	0	0	540,010	573,748	801,300	697,255	172,628	308,772	3,768,522
	2011	647,318	0	0	519,997	552,498	970,000	722,500	74,326	351,122	3,837,761

D.C. Moran	2013	682,375	411,000	582,250	548,006	582,248	264,638	0	24,036	2,472,672	5,567,225
Executive Vice President & President and Chief Executive Officer of Heinz North America & Global Infant/Nutrition	2012	684,847	0	0	547,995	582,250	783,994	713,346	162,241	1,748,264	5,222,937
	2011	662,345	0	0	532,020	565,250	912,000	752,556	280,623	1,213,474	4,918,268

C.J. Warmoth	2013	617,625	372,000	527,000	496,019	527,000	340,134	0	836,211	166,446	3,882,435
Executive Vice President, Heinz Asia Pacific

D.C. Woodward (10)	2013	609,291	339,000	294,378	435,006	480,003	282,033	0	0	320,163	2,759,874
Executive Vice President & President and Chief Executive Officer of Heinz Europe

M.D. Milone(11)	2013	95,785	0	531,250	0	0	0	0	43,680	5,789,580	6,460,295
Retired Executive Vice President, Rest of World, Global ERM & Global Infant/Nutrition	2012	624,809	0	0	499,980	531,251	924,203	643,620	448,928	288,128	3,960,919
	2011	597,586	0	0	479,983	509,999	800,000	477,360	739,550	316,214	3,920,692

(1)
Pursuant to the Merger Agreement, the portion of the FY13 SEICP awards attributable to total Company performance were paid at 100% of target, with the portion attributable to the achievement of business unit financial metrics to be paid based on actual results against target, and the LTPP for FY12-FY13 was paid at 100% of the applicable target award.  The payments that are fixed at 100% of target pursuant to the Merger Agreement are reported in this column (d).  The portions of the awards that will be paid based on actual results against target are reported in column (g).

(2)
The value of the stock awards equals their grant date fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the RSU awards in this column (e), see Note 10, "Employees' Stock Incentive Plans and Management Incentive Plans" in Item 8-"Financial Statement and Supplementary Data."

(3)
The value of the stock option awards is equal to their grant date fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the stock option awards in this column (f), see Note 10, "Employees' Stock Incentive Plans and Management Incentive Plans" in Item 8-"Financial Statement and Supplementary Data."

(4)	Amounts reported in this column (g) reflect the portions of the FY13 SEICP awards that are attributable to actual business unit results against target, as described in Footnote (1) above.

(5)
Includes for FY13 for Messrs. Johnson, Winkleblack, Moran, Warmoth, Woodward, and Milone, respectively, the following amounts: (i) the annual change in net present value of pension benefits for each executive, which is the difference between the accrued lump sum values for pension accruals as of May 1, 2012 and May 1, 2013: $0, $169,241, $24,036, $836,211, $0, and $0, respectively; and (ii) the portion of interest accrued (but not currently paid or payable) on deferred compensation at a rate above 120% of the long-term Applicable Federal Rate (“AFR”): $81,662, $0, $0, $0, $0, and $43,680, respectively.

(6)
In accordance with SEC rules, disclosure of perquisites and other personal benefits is omitted if the aggregate amount of such compensation for an executive is less than $10,000 for the year. If the total amount is $10,000 or more, each perquisite must be identified by type, and if the amount of any perquisite exceeds the greater of $25,000 or 10% of total perquisites, the dollar value must be disclosed. Perquisites and other personal benefits provided to NEOs include financial counseling, tax preparation services, allowance for an automobile, executive group umbrella liability insurance, and private security. Mr. Moran's automobile benefit in the U.K., which is consistent with the benefit provided to other U.K. executives, includes the aggregate incremental cost of a leased vehicle, gas, value added taxes (“VAT”), administrative fees, and road use taxes. The amount reflected in this column (i) for Mr. Woodward includes (a) $48,677 for financial counseling and planning services, $23,157 of which is attributable to services provided by a consulting firm in FY13 and $25,520 of which is attributable to services provided in FY12 but not billed until FY13 due to an administrative oversight by the firm, and (b) a four-month extension of the temporary housing benefit associated with Mr. Woodward's relocation to the U.S. (as discussed in more detail in Footnote (9) below.)  The Company permitted limited use of its corporate aircraft by the NEOs and their families, and the aggregate incremental cost of such personal use, if any, is included in this column (i). Aggregate incremental cost includes the following trip specific costs: fuel, travel expenses of the crew, hangar costs, flight-specific insurance, landing fees, airport taxes and fees, customs fees, in-flight food, passenger ground transportation, flight planning, weather contract services, and any “deadhead” segments of flights. Mr. Johnson's aggregate incremental cost totaled $40,534. The Company provided drivers for occasional business and personal use by the NEOs, and the aggregate incremental cost related to such personal use, if any, is included in this column (i). The aggregate incremental cost consists of driver overtime and meals and mileage for the car at the Internal Revenue Service's published rates.

(7)
In addition to the perquisites described in Footnote (6) above, this column includes for FY13 for Messrs. Johnson, Winkleblack, Moran, Warmoth, Woodward, and Milone, the following: (i) amounts contributed by the Company under its Employee Retirement and Savings Plan and the Excess Plan: $771,520, $224,923, $206,731, $110,342, $38,100, and $133,817, respectively; and (ii) amounts paid by the Company to NEOs for payment of premiums allocable to executive life insurance provided through the Company in the amounts of $321,986, $33,914, $35,798, $31,074, $13,179, and $0, respectively. Mr. Woodward received employer contributions into the Heinz U.K. Pension Plan in the amount of $67,943 and received cash payments in lieu of pension contributions in the amount of $45,672. Due to Mr. Milone's retirement, he received a lump sum payment from the Company's Supplemental Executive Retirement Plan (SERP) in the amount of $5,574,929, payment for his accrued unused vacation days in the amount of $60,096, and monthly distributions from the Plan A benefit in the amount of $16,834. The amounts in column (i) do not include any value attributable to the Executive Estate Life Insurance Program (see the description in “Executive Estate Life Insurance Program” below).

(8)
Mr. Moran participated in the Company's Global Assignment Program (the “Program”) through April 2013. (As discussed in the CD&A, Mr. Moran was appointed to the position of Executive Vice President & President and Chief Executive Officer of Heinz North America & Global Infant/Nutrition effective April 1, 2013.  He returned to the U.S. on May 1, 2013.)  The Program is designed to relocate and support employees who are sent on assignment outside their home country and to place the employees in the same economic condition in the host country as they would have been in their home country. Among other benefits, the Program provides a housing allowance comprised of a housing budget ($190,064) (offset by an employee contribution ($30,634) based upon actual housing costs in the employee's home location) and a utilities allowance ($9,078); a cost of living allowance to help offset the difference in the cost of goods and services in the home location, compared to the cost of the same or similar goods and services in the host location ($32,874); and a home leave allowance ($29,161). Additionally, the Program provides certain other benefits to assist employees, including shipment and storage of personal effects ($14,584). These benefits are paid on a tax free basis. The Company also provided tax preparation services and audit support services, if needed ($24,473) and tax equalization designed to ensure that the employee pays tax at the same state and federal rates as if the employee remained in the employee's home country, including a gross-up for additional U.S. taxes paid as a result of the global assignment ($427,291), and the Company will assume responsibility for foreign taxes while on assignment ($1,497,670). This arrangement is designed to ensure that there is no undue hardship or windfall due to taxes while on assignment. Mr. Moran also received a relocation allowance ($7,500) in connection with his return to the U.S. on May 1, 2013.

Benefits under the Program that were paid to or on behalf of Mr. Moran in British pound sterling (“GBP”) have been converted from GBP to United States Dollars (“USD”) using the average daily exchange rate for FY13, which was 1.576018 USD per GBP.

(9)
During his transition to North America in connection with his appointment to the position of Executive Vice President & President and Chief Executive Officer of Heinz North America effective July 1, 2012, Mr. Woodward received relocation assistance comprised of a temporary housing benefit ($30,578) (which includes the four-month extension discussed in Footnote (6) above), a tax gross-up on the housing benefit ($21,241), and immigration assistance ($21,936).  Except as discussed in Footnote (6) above, Mr. Woodward's relocation benefits were consistent with the benefits provided to other Company executives.  (As discussed in the CD&A, Mr. Woodward was appointed to the position of Executive Vice President & President and Chief Executive Officer of Heinz Europe effective April 1, 2013, and he returned to the United Kingdom in May 2013.)

(10)
Mr. Woodward's FY12-13 LTPP award was granted in GBP and will be paid in USD.  This amount has been converted from GBP to USD using the exchange rate included in the Company's annual operating plan for the fiscal year in which the grant was made (1.620 USD per GBP).  The amount in column (h) has also been converted using the same exchange rate.  Other amounts in columns (c), (d) and (i) paid  to Mr. Woodward prior to July 1, 2012, which was the first day of his U.S. assignment, have been converted from GBP to USD using the average daily exchange rate from April 30, 2012 through June 30, 2012, which was 1.5753 USD per GBP.

(11)	Mr. Milone retired on June 22, 2012.

The following narrative provides additional information about the various Fiscal Year 2013 compensation plans, programs, and policies reflected in the Summary Compensation Table, although the Executive Estate Life Insurance Program did not result in any compensation reported in the Table for Fiscal Year 2013.

Executive Estate Life Insurance Program

In December 2001, we adopted an Executive Estate Life Insurance Program (“EELIP”) for certain eligible executives. Under the EELIP, in 2001 and 2002, eligible executives relinquished compensation in exchange for a loan from the Company equal to 150% of the amount relinquished (“EELIP Loans”). The proceeds of each EELIP Loan were used to fund a life insurance policy purchased by the executive's family trust. Each of the EELIP Loans was subject to vesting, and the Company will automatically be repaid the amount of the then outstanding principal and interest of the applicable EELIP Loan from the proceeds of the policy after the death of the participant and/or the death of the participant's spouse, as applicable. Mr. Johnson had an outstanding EELIP Loan to the Company that fully vested on or before September 2003. This EELIP Loan accrues interest at the annual rate of 4.99%. As of April 28, 2013, the total amount due to the Company plus the accrued interest under the EELIP Loan was $8,513,533. The EELIP Loan to Mr. Johnson is permitted to remain outstanding under the Sarbanes-Oxley Act of 2002, so long as the terms are not materially modified.   Mr. Milone paid $275,007 to the Company in March 2013 in full satisfaction of his EELIP loan.

Senior Executive Incentive Compensation Plan - Material Factors

In Fiscal Year 2013, the SEICP provided an annual cash incentive pool of 1.5% of the Company’s net income (the “Incentive Pool”) for possible award to the NEOs. The maximum award for any one participant could not exceed 40% of the Incentive Pool, with the total allocation to all NEOs limited to no greater than 100% of the Incentive Pool.

In Fiscal Year 2013, NEOs were eligible to earn annual cash awards under the Company’s SEICP with reference to the metrics established for the AIP in the following manner:

•	The maximum award amount for each NEO was determined as described above;

•
The award that would have been payable to each NEO under the AIP was determined with reference to the achievement of established metrics and other goals under the AIP, as may be determined by the Committee (the “AIP Bonus”); and

•
The Committee could make discretionary adjustments downward from the SEICP maximum award to the AIP Bonus or below while maintaining the deductibility of these adjustments under Section 162(m) of the Code, provided the payment does not exceed the allowable Incentive Pool maximum.

AIP metrics are comprised of Company-wide financial metrics, business unit financial metrics, and personal goals.  The Company-wide metrics for financial performance for the Fiscal Year 2013 AIP were:

1.	Earnings per Share (“EPS”)

EPS = net income / average fully-diluted shares outstanding

2.	Operating Free Cash Flow (“OFCF”)

OFCF = cash flow from operating activities - capital expenditures + proceeds from dispositions of property, plant, and equipment

3.	Net Sales Value (“NSV”)

NSV = gross sales - deals and allowances, excluding the impact of foreign currency

The Business Unit (“BU”) specific metrics for financial performance were:

1.	Business Unit Operating Income (“BU OI”)

BU OI = NSV - operating costs

2.	Business Unit Operating Free Cash Flow (“BU OFCF”)

BU OFCF = cash flow from operating activities - (intercompany royalties, as applicable, and dividend income/expense) - capital expenditures + proceeds from dispositions of property, plant, and equipment

3.	Business Unit Net Sales Value (“BU NSV”)

BU NSV = external gross sales - deals and allowances

The individual personal goals for Fiscal Year 2013 for Mr. Johnson included achieving specific milestones against the Company’s leadership succession planning, execution of Project Keystone, global product quality, and diversity. The individual personal goals for Fiscal Year 2013 for the other NEOs included financial metrics that were specific to their businesses, goals related to global productivity initiatives, product quality, and personnel development such as talent development and increasing diversity in executive positions.

For Fiscal Year 2013, the specific targets and weightings for the NEOs were:

Name	Weighting	Metrics	Target	Threshold to Maximum Range
W.R. Johnson	80%	EPS(1)	$3.60	80%(2)	110%
		OFCF	$1,130 million	80%(2)	115%
		NSV	$11,710 million	95%(2)	105%
	20%	Personal Goals	Personal Goals	0%	200%
A.B. Winkleblack	80%	EPS(1)	$3.60	80%(2)	110%
		OFCF	$1,130 million	80%(2)	115%
		NSV	$11,710 million	95%(2)	105%
	20%	Personal Goals	Personal Goals	0%	200%
D.C. Moran	40%	EPS(1)	$3.60	80%(2)	110%
C.J. Warmoth &		OFCF	$1,130 million	80%(2)	115%
D.C. Woodward		NSV	$11,170 million	95%(2)	105%
	40%	BU OI	Varies by BU	80%(2)	110%
		BU OFCF	Varies by BU	80%(2)	115%
		BU NSV	Varies by BU	95%(2)	105%
	20%	Personal Goals	Personal Goals	0%	200%

_____________________
(1)	Excludes charges for productivity initiatives related to severance, asset write-offs, and other implementation costs.
(2)	Minimum performance required to earn a payment under the AIP's financial metrics.

NOTE - Pursuant to the Merger Agreement, the portions of the Fiscal Year 2013 SEICP awards attributable to total Company performance and achievement of personal goals were paid at 100% of target, which the parties determined was appropriate in light of the Company's performance prior to its entry into the Merger Agreement and the anticipated impact of the acquisition on the performance criteria applicable to these awards. Also pursuant to the Merger Agreement, the portion of the Fiscal Year 2013 SEICP awards attributable to the achievement of business unit financial metrics will be paid based on actual results against target.  The business units for Messrs. Moran, Warmoth, and Woodward achieved between 91.5% and 108.6% of their respective OI targets, between 67.6% and 253.9% of their respective OFCF targets, and between 96.3% and 102.2% of their NSV targets.  The Committee utilized less than 40% of the available Incentive Pool. The bonuses were paid in cash to each NEO after the end of Fiscal Year 2013.

LTPP (Fiscal Year 2012-Fiscal Year 2013)

Pursuant to the Merger Agreement, all outstanding awards under the LTPP for Fiscal Years 2012-2013 have been amended to provide that each award will be paid at 100% of the applicable target. It is estimated that, in the absence of the impending acquisition, Company performance under this plan would have met the established targets.

Grants of Plan-Based Awards (Fiscal Year 2013)

Name	Award	Action Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards
				Minimum ($)	Target ($)	Maximum ($)
W.R. Johnson	SEICP (1)		June 12, 2012	$2,860,000	$2,860,000	$2,860,000
	FY13-14 LTPP (2)	June 12, 2012	June 12, 2012	$3,575,000	$3,575,000	$3,575,000
	Options (3)	August 27, 2012	August 31, 2012					$449,050	$55.72	$2,600,000
	RSUs (3)	August 27, 2012	August 31, 2012				$27,997			$1,559,993

A.B. Winkleblack	SEICP (1)		June 12, 2012	$675,000	$675,000	$675,000
	FY13-14 LTPP (2)	June 12, 2012	June 12, 2012	$573,750	$573,750	$573,750
	Options (3)	August 27, 2012	August 31, 2012					$99,093	$55.72	$573,748
	RSUs (3)	August 27, 2012	August 31, 2012				$9,691			$539,983

D.C. Moran	SEICP (4)		June 12, 2012	$411,000	$685,000	$2,630,547
	FY13-14 LTPP (2)	June 12, 2012	June 12, 2012	$582,250	$582,250	$582,250
	Options (3)	August 27, 2012	August 31, 2012					$100,561	$55.72	$582,248
	RSUs (3)	August 27, 2012	August 31, 2012				$9,835			$548,006

C. J. Warmoth	SEICP (4)		June 12, 2012	$372,000	$620,000	$2,630,547
	FY13-14 LTPP (2)	June 12, 2012	June 12, 2012	$527,000	$527,000	$527,000
	Options (3)	August 27, 2012	August 31, 2012					$91,019	$55.72	$527,000
	RSUs (3)	August 27, 2012	August 31, 2012				$8,902			$496,019

D. C. Woodward	SEICP (4)		June 12, 2012	$339,000	$565,000	$2,630,547
	FY13-14 LTPP (5)	June 12, 2012	June 12, 2012	$364,210	$364,210	$364,210
	FY13-14 LTPP (5)	July 27, 2012	July 27, 2012	$103,290	$103,290	$103,290
	Options (3)	August 27, 2012	August 31, 2012					$82,902	$55.72	$480,003
	RSUs (3)	August 27, 2012	August 31, 2012				$7,807			$435,006

M.D. Milone(6)	SEICP			$0	$0	$0
	FY13-14 LTPP			$0	$0	$0
	Options							$0	$0	$0
	RSUs						$0			$0

(1)
Messrs. Johnson and Winkleblack's payouts are based on Heinz total Company AIP financial metrics and personal goals. The target amounts reflect the target awards under our Executive Pay Guidelines. Pursuant to the Merger Agreement, Heinz total Company performance and personal performance will be paid at 100% of target, which is reflected in the minimum and maximum amounts set forth in the above table.

(2)
The target amounts reflect the target awards under our Executive Pay Guidelines. Pursuant to the Merger Agreement, all outstanding awards under the FY13-14 LTPP have been amended to provide that each award will be paid at 100% of the applicable target and prorated (55.49%) to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition. The minimum and maximum amounts included in the above table have been set at target to reflect the terms of the Merger Agreement.  Upon completion of the merger on June 7, 2013, the target award payouts were prorated 55.49% to reflect 404 days completed out of a possible 728 days in the two-year performance period.

(3)	The Committee met on August 27, 2012 and approved the FY13 stock option and RSU awards that were granted on August 31, 2012, at the Company's closing stock price as of the grant date ($55.72).
(4)
The payouts for Messrs. Moran, Warmoth, and Woodward are based 40% on Heinz total Company performance, 40% on actual business unit performance against target, and 20% on personal performance.  Pursuant to the Merger Agreement, Heinz total Company performance and personal performance will be paid at 100% of target, and those amounts comprise the minimum amounts reflected in this column. The target amounts reflect the target awards under our Executive Pay Guidelines. The maximum amounts reflect the maximum payment that can be made to each of these NEOs under the SEICP, 15% of the Incentive Pool, regardless of whether the financial results could have produced a higher AIP Bonus.

(5)
Mr. Woodward received two LTPP awards for FY13-14 due to his promotion, effective June 26, 2012, to the position of Executive Vice President and President & Chief Executive Officer of Heinz North America. Mr. Woodward's June 12, 2012 award was granted in GBP and converted to USD using a fixed FX rate of 1.561794. On July 27, 2012, Mr. Woodward received an incremental award in connection with his promotion to a new salary band, which was granted in USD. Pursuant to the Merger Agreement, all outstanding awards under the FY13-14 LTPP have been amended to provide that each award will be paid at 100% of the applicable target and prorated (55.49%)to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition. The minimum and maximum amounts have been set at target to reflect the terms of the Merger Agreement.  Upon completion of the merger on June 7, 2013, the target award payouts were prorated 55.49% to reflect 404 days completed out of a possible 728 days in the two-year performance period.

(6)	Mr. Milone retired on June 22, 2012.

The following tables and narrative provide additional information about the various Fiscal Year 2013 compensation plans, programs, and policies reflected in the Grants of Plan-Based Awards table.

RSUs-Material Factors

Annual Awards.    The Committee granted annual RSU awards to the NEOs at target award values determined in accordance with the Executive Pay Guidelines described in this CD&A. The actual number of RSUs granted was determined by dividing the target award value by the closing price of our stock on the NYSE on the date of the grant, rounded using the traditional rounding convention. RSUs vest 25% per year after achievement of the performance metric described under “Performance-based Restricted Stock Units” above.

The NEOs received cash dividend equivalents on RSUs during the restricted period at the same rate that shareholders received dividends on the Company’s Common Stock. Beginning with the Fiscal Year 2009 awards, cash dividend equivalents accrued each quarter but were not paid until the next annual vesting date, provided that the performance metric had been achieved, and, at that time, were paid only with respect to the portion of the awards that vested. The annual award is included as compensation for the year of the grant for purposes of calculating benefits for participants in the H. J. Heinz Company Supplemental Executive Retirement Plan (“SERP”) and the H. J. Heinz Company Employees Retirement and Savings Plan.

Each NEO agreed to non-competition, non-solicitation, and confidentiality covenants pursuant to their RSU award agreements. The NEOs agreed, during the term of employment and for eighteen months after termination of employment, not to compete against the Company and not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of our business purposes. The NEOs consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of the NEO's unvested RSUs.

In the event of an NEO's retirement, and assuming that any applicable performance threshold had been met, the RSUs will continue to vest according to their original schedule. In the event of the death or disability of an NEO, and assuming that any applicable performance threshold had been met, the RSUs will continue to vest according to their original schedule, but in no event later than the last business day of the month of the one-year anniversary of the date of termination of employment. Commencing with Fiscal Year 2011 awards, if an NEO's employment is terminated without cause, any unvested RSUs will be forfeited unless the executive executes a release of claims against the Company, in which case the RSUs will continue to vest in the same manner as in the case of death or disability. For all other terminations, except as described below under “RSU Change in Control Provisions,” all unvested RSUs would have been forfeited.

NOTE - Pursuant to the Merger Agreement, each vested and unvested RSU - other than retention RSUs - was canceled upon the closing of the acquisition, and the holder was entitled to receive $72.50 in cash for each RSU plus any accrued and unpaid dividend equivalents.  Payment in respect of deferred RSUs was made in accordance with the terms of such award and the applicable deferral election.   Retention RSUs (i.e., RSUs granted pursuant to retention awards) were canceled and converted to cash awards of $72.50 per share upon the closing of the acquisition. Such cash amounts will remain subject to the vesting provisions applicable to the original awards.  In addition, if a recipient of a retention award is terminated involuntarily without cause, such award would vest upon any such termination.

Stock Options-Material Factors

In Fiscal Year 2013, the Committee granted annual stock option awards to the NEOs at target award values determined in accordance with the Executive Pay Guidelines. The actual number of options granted was determined by dividing the target award value by the value of a Company stock option computed using the Black-Scholes pricing model for the date of grant, rounded using the traditional rounding convention. Such stock options were scheduled to vest 25% per year on the first four anniversaries of the date of the grant and expire ten years after the grant date.

Each NEO agreed, pursuant to the stock option award agreement, to the same non-competition, non-solicitation, and confidentiality covenants set forth in their RSU award agreements. In the event of any breach by the NEO of these covenants, the NEO must immediately return to us the pre-tax income resulting from any exercise of the options or any portion thereof, unless such exercise occurred more than twelve months prior to the date of the termination of the NEO's employment with the Company. A breach of these covenants could also result in the forfeiture of any unexercised portion of the options.

In the event of retirement, the stock options granted to the NEOs would have continued to vest according to their original schedule and expire on the earlier of five years after retirement or the original expiration date. If an NEO died while an employee or within five years after retirement, all of the stock options would have vested upon death and then expired on the earlier of one year after death or the original expiration date. In the event of disability while employed, the stock options would have vested upon such disability and then expired on the earlier of one year after the disability or the original expiration date. Commencing with the Fiscal Year 2011 awards, if an NEO's employment was terminated without cause, the stock options would have continued to vest according to their original schedule and expired 90 days after separation unless a release of claims against the Company is executed by the NEO, in which case the stock options will expire on the earlier of five years after the date of termination or the original expiration date. For all other terminations, except as described below under “Stock Option Change in Control Provisions,” unvested stock options will be forfeited.

NOTE - Pursuant to the Merger Agreement, all vested and unvested stock options were cancelled upon the closing of the acquisition, and the holder was entitled to receive a cash payment for each option equal to $72.50 per share minus the exercise price applicable to the option.

Long Term Performance Program-Material Factors

The LTPP (Fiscal Years 2013-2014) had two independently measured and equally weighted financial metrics:

After-Tax Return on Invested Capital-Fifty percent (50%) of the target award opportunity to be determined by the Company’s performance against a two-year ROIC metric established by the Committee.

ROIC for Fiscal Years 2013-2014 to be calculated as follows:

•	ROIC = Annual After-Tax Operating Profit /Annual Average Invested Capital

•	Annual After-Tax Operating Profit = (operating income - other expenses, net) x (1- effective tax rate)

•	Annual Average Invested Capital = five quarter average net debt + total shareholder's equity

•	ROIC for FY13-14 = (FY13 ROIC + FY14 ROIC) / 2

The percentage of the target LTPP award that could be earned for the Fiscal Years 2013-2014 performance period based on ROIC is summarized in the following chart:

Performance	2-Year Average ROIC	% of Target Achieved	Percent of Target Award Opportunity Earned(1)
Maximum	24.1%	120%	100%
Target	20.1%	100%	50%
Threshold	16.1%	80%	12.5%
Below Threshold	<16.10%	<80%	0%

_______________________
(1)	Represents one-half of the target award opportunity.

If the Board approved an acquisition or divestiture during a performance period, it may consider an adjustment to the ROIC targets based on the impact the transaction will have on ROIC. In addition, Annual After-Tax Operating Profit and Annual Average Invested Capital may be adjusted to eliminate the after-tax effects of any charges that may be excluded when determining performance against the financial measures under the LTPP. For treatment of the LTPP Awards in the Merger please see below.

Relative Total Shareholder Return-Fifty percent (50%) of the target award opportunity to be determined by our two-year TSR growth rate (the “TSR Value”) compared to the two-year TSR growth rates of the other companies in the TSR Peer Group, as described in the CD&A.

TSR Value for Fiscal Years 2013-2014 were to be calculated as follows:

•	Performance Period-Commenced the first day of Heinz's Fiscal Year 2013 and ends two years later on the last day of Heinz's Fiscal Year 2014.

•	Starting Value-Average of each TSR Peer Group company's stock price for the 60 trading days prior to the first day of the performance period.

•
Ending Value-Average of each TSR Peer Group company's stock price for the 60 trading days prior to and including the last day of the performance period plus all dividends paid over the performance period.

•	TSR Value-Growth rate between starting value and ending value.

The percentage of the target LTPP award that could be earned for the Fiscal Years 2013-2014 performance period is based on our ranking within the TSR Peer Group as shown in the following chart:

Rank Using TSR Peer Group	Percent of Target Award Opportunity Earned(1)
1	100%
2	87.5%
3	75%
4	62.5%
5	50%
6	37.5%
7	25%
8	12.5%
9-10	0%

_______________________
(1)	Represents one-half of the target award opportunity.

The LTPP awards were structured so that in the event of a qualifying termination (retirement, death, or disability) during the first year of the performance period, the award would have been pro-rated and paid at the end of the performance period based on the actual results achieved. If a qualifying termination occurred during the second year of the performance period, the full award would have been paid (without pro-rating) at the end of the performance period based on the actual results achieved. This approach recognized the contributions of the individual to the two-year performance results. Commencing with awards for the Fiscal Years 2012 -2013 performance period, if an NEO's employment was involuntarily terminated without cause, the LTPP award is forfeited upon such separation unless a release of claims against the Company is executed by the NEO, in which case the LTPP award is prorated (if applicable) and paid in the manner described above for a qualifying termination. For all other terminations, all unpaid LTPP awards would have been forfeited.

Each NEO agreed to non-solicitation and confidentiality covenants pursuant to their LTPP award agreements. The NEO agrees, during the term of employment and for eighteen months after termination of employment, not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of the Company’s business purposes. The NEO consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of any unpaid portion of the award to which the NEO would otherwise be entitled pursuant to the agreement.

NOTE - Pursuant to the Merger Agreement, all outstanding awards under the LTPP for Fiscal Years 2012-2013 and Fiscal Years 2013-2014 were amended to provide that each award will be paid at 100% of the applicable target, and with respect to the LTPP for Fiscal Years 2013-2014, prorated to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition.  The parties determined that these amendments were appropriate in light of the Company's performance prior to its entry into the Merger Agreement and the anticipated impact of the acquisition on the performance criteria applicable to these awards.

The following table sets forth each NEO's Outstanding Equity Awards, including awards of stock options and RSUs, as of the end of Fiscal Year 2013:

Outstanding Equity Awards at Fiscal Year-End (Fiscal Year 2013)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W.R. Johnson	474,137	—			$51.25	August 25, 2015		9,608	(1)	$696,580
	—	132,979	(1)		$39.03	August 24, 2016		16,157	(2)	$1,171,383
	233,209	233,209	(2)		$46.42	September 3, 2017		22,419	(3)	$1,625,378
	107,758	323,276	(3)		$52.19	August 29, 2018		27,997	(6)	$2,029,783
	—	449,050	(4)		$55.72	August 31, 2022

A.B. Winkleblack	91,594	—			$51.25	August 25, 2015		3,203	(1)	$232,218
	29,773	28,258	(1)		$39.03	August 24, 2016		5,601	(2)	$406,073
	51,539	51,539	(2)		$46.42	September 3, 2017		7,761	(3)	$562,673
	24,730	74,192	(3)		$52.19	August 29, 2018		9,691	(6)	$702,598
	—	99,093	(4)		$55.72	August 31, 2022

D.C. Moran	95,405	—			$51.25	August 25, 2015		3,336	(1)	$241,860
	—	29,434	(1)		$39.03	August 24, 2016		5,731	(2)	$415,498
	52,728	52,729	(2)		$46.42	September 3, 2017		7,875	(3)	$570,938
	25,097	75,291	(3)		$52.19	August 29, 2018		9,835	(6)	$713,038
	—	100,561	(4)		$55.72	August 31, 2022

C.J. Warmoth	67,011	22,337	(1)		$39.03	August 24, 2016		2,532	(1)	$183,570
	47,574	47,575	(2)		$46.42	September 3, 2017		5,170	(2)	$374,825
	22,715	68,147	(3)		$52.19	August 29, 2018		7,128	(3)	$516,780
	—	91,019	(4)		$55.72	August 31, 2022		8,902	(6)	$645,395

D.C. Woodward	—	12,290	(1)		$39.03	August 24, 2016		822	(1)	$59,595
	22,526	22,526	(2)		$46.42	September 3, 2017		1,445	(2)	$104,763
	12,688	38,067	(3)		$52.19	August 29, 2018		2,351	(3)	$170,448
	—	82,902	(4)		$55.72	August 31, 2022		20,000	(9)	$1,450,000
								7,807	(6)	$566,008

M.D. Milone	51,194	—			$45.54	August 27, 2014		1,871	(1)	$135,648
	60,517	—			$51.25	August 25, 2015		5,170	(2)	$374,825
	—	23,298	(1)		$39.03	August 24, 2016		7,185	(3)	$520,913
	47,574	47,575	(2)		$46.42	June 22, 2017	(7)
	22,898	68,697	(3)		$52.19	June 22, 2017	(8)

(1)	25% of the award vested on each of August 24, 2010, 2011 and 2012 and the remainder was scheduled to vest on August 24, 2013.
(2)	25% of the award vested on each of September 3, 2011 and 2012 and the remainder was scheduled to vest in 25% increments on September 3, 2013 and 2014.
(3)	25% of the award vested on August 29, 2012, and the remainder was scheduled to vest in 25% increments on August 29, 2013, 2014, and 2015.
(4)	The award was scheduled to vest in 25% increments on August 31, 2013, 2014, 2015, and 2016.
(5)	Based on the merger consideration of $72.50 per share.
(6)	The award was scheduled to vest in 25% increments on August 31, 2013, 2014, 2015, and 2016, assuming the performance threshold was achieved.
(7)
Due to Mr. Milone's retirement on June 22, 2012, pursuant to the terms of the stock option award agreement, the expiration date for this award has been accelerated from September 3, 2017 to June 22, 2017, which is the date that is five years after the date of his retirement.

(8)
Due to Mr. Milone's retirement on June 22, 2012, pursuant to the terms of the stock option award agreement, the expiration date for this award has been accelerated from August 29, 2018 to June 22, 2017, which is the date that is five years from the date of his retirement.

(9)	100% of the award was scheduled to vest on January 18, 2015.

NOTE - Pursuant to the Merger Agreement, each vested and unvested RSU - other than Retention RSUs - was canceled upon the closing of the acquisition, and the holder was entitled to receive $72.50 in cash for each RSU plus any accrued and unpaid dividend equivalents.  Payment in respect of deferred RSUs will be made in accordance with the terms of such award and the applicable deferral election. Retention RSUs (i.e., RSUs granted pursuant to retention awards) were canceled and converted to cash awards of $72.50 per share upon the closing of the acquisition. Such cash amounts will remain subject to the vesting provisions applicable to the original awards. In addition, if a recipient of a retention award is terminated involuntarily without cause, such award would vest upon any such termination.  All vested and unvested stock options were cancelled upon the closing of the acquisition, and the holder was entitled to receive a cash payment for each option equal to $72.50 per share minus the exercise price applicable to the option.

The following table sets forth the stock options exercised by the NEOs and the RSUs that vested for the NEOs in Fiscal Year 2013:

Option Exercises and Stock Vested (Fiscal Year 2013)

Name		Option Awards	Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
W.R. Johnson	766,935	$11,414,602	25,159	$1,412,072

A.B. Winkleblack	135,920	$1,786,203	8,589	$482,047

D.C. Moran	172,620	$2,618,373	8,826	$495,357

C. J. Warmoth	192,352	$2,300,234	7,492	$420,417

D. C. Woodward	129,659	$1,325,012	10,468	$588,909

M.D. Milone	148,547	$2,798,097	80,630	$4,690,118

_________________
(1)
Messrs. Johnson, Winkleblack, Moran, Warmoth, Woodward and Milone received the following shares, which were distributed (a) on August 24, 2012 at $56.27 per share: 9,608, 3,202, 3,336, 2,531, 7,822, and 1,870, respectively; (b) on August 25, 2012 at $56.46 per share: 0, 0, 0, 0, 1,140, and 0, respectively; (c) on August 29, 2012 at $56.12 per share: 7,472, 2,586, 2,625, 2,376, 783, and 2,395, respectively; and (d) on September 3, 2012 at $55.96 per share: 8,079, 2,801, 2,865, 2,585, 723, and 2,585. Due to Mr. Milone's retirement on June 22, 2012, he also received distribution of 73,780 deferred RSUs on December 22, 2012 at $58.36 per share.  The value of these distributions is reflected in the table above.

In addition, receipt is deferred on certain RSUs. Historically, the MDCC required the automatic deferral of each NEO's vested RSUs until after termination of employment, because our RSUs were not considered performance-based under Section 162(m) of the Code, which limits the deductibility of certain compensation. The MDCC eliminated this requirement beginning with the FY10 annual grant, because the RSUs are now performance-based awards and, as such, are not subject to Section 162(m). However, RSUs granted prior to FY10 are still subject to mandatory deferral. The value of the deferred vested awards, which is not reflected in the above table, is based on the closing price of the Company's stock on the vesting date, August 25, 2012, at $56.46 per share. Messrs. Johnson, Winkleblack, Moran, Warmoth, and Milone realized the following aggregate amounts as a result of such vestings, representing the deferred value of their RSUs: $413,118, $137,706, $143,465, $141,545, and $64,477, respectively.

NOTE - Pursuant to the Merger Agreement, each vested and unvested RSU - excluding retention RSUs - were canceled upon the closing of the acquisition, and the holder was entitled to receive $72.50 in cash for each RSU plus any accrued and unpaid dividend equivalents.  Payment in respect of deferred RSUs was made in accordance with the terms of such award and the applicable deferral election.   Retention RSUs (i.e., RSUs granted pursuant to retention awards) were canceled and converted to cash awards of $72.50 per share upon the closing of the acquisition. Such cash amounts will remain subject to the vesting provisions applicable to the original awards.  In addition, if a recipient of a retention award is terminated involuntarily without cause, such award would vest upon any such termination.

The Pension Benefits Table below sets forth a description of the retirement benefits for the NEOs:

Pension Benefits Table (Fiscal Year 2013)

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Fiscal Year 2013
W.R. Johnson	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	11	$498,498	$0

	Supplemental Executive Retirement Plan	31	$43,145,792	$147,364	(2)

A.B. Winkleblack	Supplemental Executive Retirement Plan	11	$1,635,477	$34,303	(2)

D.C. Moran	Supplemental Executive Retirement Plan	15	$1,938,741	$0

C.J. Warmoth	H.J. Heinz Company Limited Employer Financed Retirement Benefit Scheme (EFRBS)	9	$1,630,400	$0	(3)

D.C. Woodward	None	N/A	N/A	N/A

M.D. Milone	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	13	$4,109,462	$94,676	(4)

	Supplemental Executive Retirement Plan	32	$0	$5,574,929

____________________
(1)	Plan A was frozen on December 31, 1992, and no additional benefit accruals were earned after that date.
(2)
As permitted under U.S. Treasury regulations, the Company adopted an “early inclusion” date for recognition of Federal Insurance Contributions Act (“FICA”) taxes on vested SERP benefits. Under early inclusion, SERP benefits are subject to FICA taxes as accrued benefits vest and executives are responsible for paying the employee portion of FICA taxes with such tax payments funded through a reduction in the future benefit payments at retirement. The amount shown represents Messrs. Johnson and Winkleblack's reduction in current benefits to pay the FICA taxes on their vested SERP benefit.

(3)	Mr. Warmoth's benefit under the Employer Financed Retirement Benefit Scheme (EFRBS) is converted from GBP to USD using $1 USD = £0.625 GBP.
(4)
As provided under Plan A, employees may transfer funds from the H.J. Heinz Company Employee Retirement and Savings Plan (“RSP”) to secure a monthly retirement income benefit.  When Mr. Milone retired on June 22, 2012, he elected to transfer $1,415,000 for a 50% Joint and Survivor benefit, with a 4% annual cost of living provision of $8,819.56 per month commencing on July 1, 2012.  This benefit combined with his regular Plan A benefit produces a $10,496.28 monthly benefit.  Mr. Milone's Present Value of Accumulated Benefits under Plan A was calculated using the FY13 disclosure assumptions including a discount rate of 3.70% and the RP 2000 Combined White Collar Mortality Table, projected 15 years using scale AA.

Eligible earnings under all of the retirement plans listed above except Plan A of the H. J. Heinz Company Employees' Retirement System (“Plan A”) include base salary, annual bonus payments, and the value of the annual RSU award. The value of any stock options, any special RSU awards, and LTPP awards are not included as eligible earnings.

The Committee reviews annually the eligibility, costs, and competitiveness of these retirement benefits and believes that the retirement benefits afforded the NEOs meet our compensation objectives.

Plan A-Material Factors

Most U.S. full-time salaried employees hired before January 1, 1993 are entitled to retirement benefits under Plan A. These benefits are based on credited service and five-year average eligible compensation through December 31, 1992, the date on which Plan A was frozen. Messrs. Johnson and Milone, the only NEOs who are participants in Plan A, are fully vested in this benefit.

Supplemental Executive Retirement Plan (SERP)-Material Factors

Effective May 1, 2004, the Board of Directors amended the SERP to provide future benefits under a career average cash balance plan for all members. Under the cash balance plan formula, each of the NEOs receives a monthly pay credit of eight percent of eligible compensation. Eligible compensation includes base salary, annual bonus payments, and the value of the annual RSU award. The accumulated credits earn five percent interest, compounded monthly. The SERP was closed to new participants in April, 2010.

For service prior to May 1, 2004, participants receive a payment equal to the product of a service-related multiple, frozen as of May 1, 2004, and the participant's final average eligible compensation during the highest five of the ten years immediately prior to retirement. The service-related multiple ranges from one for less than six years of service with the Company, to a maximum of five after 35 years of service. The service-related multiple for each NEO currently participating in the SERP is as follows: Mr. Johnson, 3.7; Mr. Winkleblack, 1.0; and Mr. Moran, 1.0. Benefits under this service-related multiple formula are reduced by (i) the lump sum value of the Plan A benefit (if any), and (ii) the value of the participant's Age-Related Company Contribution Account under the Employee Retirement Savings Plan and the Excess Plan with earnings at a fixed rate of interest currently equivalent to the Moody's Aa Long Term Corporate Bond Index rate of return as such rate changes from time to time.

On May 6, 2002, the Board of Directors approved an additional benefit under the SERP for Mr. Johnson to align his benefit with competitive industry practices at that time. The benefit, which vested on May 6, 2007, reached its maximum of 26.95% of final average pay in Fiscal Year 2010 after seven years of additional service by Mr. Johnson. This benefit, including all other Company provided retirement benefits, when expressed as a straight life annuity, will be no more than 60% of Mr. Johnson's final average pay. The value of this benefit for Mr. Johnson is included in the SERP amount set forth in the table above under the column “Present Value of Accumulated Benefits.”

NOTE - Pursuant to the Merger Agreement, the Supplemental Executive Retirement Plan was fully vested and will be terminated within 1 year of the closing of the acquisition. At that time each NEO will then be entitled to all of their benefits under the terminated plan.

Nonqualified Deferred Compensation (Fiscal Year 2013)

A		B	C	D	E	F
Name	Plan	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY (3) ($)	Aggregate Withdrawals / Distributions (4) ($)	Aggregate Balance at Last FYE (5) ($)
W.R. Johnson	Deferred RSUs	$413,118	$0	$6,795,737	$0	$23,117,510
	1986 Plan	$0	$0	$104,249	$0	$799,242
	Executive Deferred Comp Plan	$0	$0	$0	$0	$0
	Excess Plan	$0	$764,507	$2,288,099	$0	$13,502,988
	Total:	$413,118	$764,507	$9,188,085	$0	$37,419,740
A.B. Winkleblack	Deferred RSUs	$137,706	$0	$2,473,279	$0	$8,410,623
	Executive Deferred Comp Plan	$0	$0	$0	$0	$0
	Excess Plan	$0	$213,579	$132,721	$0	$1,963,427
	Total:	$137,706	$213,579	$2,606,000	$0	$10,374,050
D.C. Moran	Deferred RSUs	$143,465	$0	$2,280,259	$0	$7,758,019
	Executive Deferred Comp Plan	$0	$0	$15,802	$0	$496,129
	Excess Plan	$0	$195,708	$17,286	$0	$1,718,803
	Total:	$143,465	$195,708	$2,313,348	$0	$9,972,952
C.J. Warmoth	Deferred RSUs	$141,545	$0	$816,340	$0	$2,798,041
	Executive Deferred Comp Plan	$0	$0	$0	$0	$0
	Excess Plan	$0	$105,501	$24,656	$0	$253,189
	Total:	$141,545	$105,501	$840,996	$0	$3,051,230
D.C. Woodward	Deferred RSUs	$0	$0	$0	$0	$0
	Executive Deferred Comp Plan	$0	$0	$0	$0	$0
	Excess Plan	$0	$26,100	$1,871	$0	$27,971
	Total:	$0	$26,100	$1,871	$0	$27,971
M.D. Milone	Deferred RSUs	$64,477	$0	-$3,812,536	$4,305,829	$0
	1986 Plan	$0	$0	$55,761	$0	$427,501
	Executive Deferred Comp Plan	$0	$0	$73,338	$289,972	$1,625,007
	Excess Plan	$0	$126,785	$21,310	$1,764,000	$0
	Total:	$64,477	$126,785	-$3,662,127	$6,359,800	$2,052,509

(1)
Amounts of deferred RSUs were granted in prior years and were reported in the Summary Compensation Table for the year of such grants. Amounts in this column represent RSUs granted in prior years that vested and were deferred in FY13. No RSUs granted in FY13 were vested in FY 2013.

(2)	Reflects employer contributions to the Excess Plan, which are reported in the 2013 rows of the “All Other Compensation” column of the Summary Compensation Table and quantified in Footnote (4) below.
(3)
The amounts reported include earnings from the 1986 Deferred Compensation Plan, the Executive Deferred Compensation Plan, and the Excess Plan, including investment gains or losses, cash dividend equivalents paid on deferred RSUs, and interest. Included in these amounts are $81,662 and $43,680 in interest accrued at a rate greater than 120% of the long-term AFR under the 1986 Deferred Compensation Plan for Messrs. Johnson and Milone, respectively, which are reported in the 2013 rows of the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(4)	Mr. Milone received the distributions reported in column (e) following his retirement from the Company in June 2012.
(5)	Includes the following amounts that were reported in the Summary Compensation Table for the fiscal years in which an executive was an NEO:
•
The interest on deferred compensation greater than 120% of the long-term AFR under the 1986 Deferred Compensation Plan is reported in the following rows of the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table in the amounts of: $81,662 (2013), $70,889 (2012), and $51,973 (2011) for Mr. Johnson; and $43,680 (2013), $37,918 (2012), and $27,800 (2011) for Mr. Milone.

•
The Company's contributions to the Excess Plan are included in the following rows of the “All Other Compensation” column of the Summary Compensation Table in the amounts of: $764,507 (2013), $895,864 (2012), and $950,519 (2011) for Mr. Johnson; $213,579 (2013), $212,484 (2012), and $220,183 (2011) for Mr. Winkleblack; $195,708 (2013), $209,353 (2012), and $223,609 (2011) for Mr. Moran; $105,501 (2013), $0 (2012), and $0 (2011) for Mr. Warmoth; $26,100 (2013), $0 (2012), and $0 (2011) for Mr. Woodward; $126,785 (2013), $192,535 (2012), and $202,606 (2011) for Mr. Milone.

1986 Deferred Compensation Plan-Material Factors

The 1986 Deferred Compensation Plan (the “1986 Plan”) permitted executives who were eligible under the Company’s Management Incentive Plan during 1986-87 to defer all or a part of their Fiscal Year 1986 and Fiscal Year 1987 annual bonus and LTI awards, as well as to roll over any previously deferred cash awards plus interest accrued. The 1986 Plan accounts accrue earnings at the greater of 150% of the Moody's Composite Bond Index or 15% per year. The deferred account is distributed upon age 65 in 15 equal annual installments. This program was closed in 1987 and, as such, no additional compensation may be deferred into it. Currently, Mr. Johnson and Mr. Milone participate in the 1986 Plan, and the portion of the interest accrued on this deferred compensation that was greater than 120% of the long-term AFR for Fiscal Year 2012 is included in the Summary Compensation Table and identified in Footnote (5)(ii) to that table.

Executive Deferred Compensation Plan-Material Factors

The Executive Deferred Compensation Plan (the “EDCP”) permits eligible executives to make irrevocable elections in advance of receipt to defer all or part of their annual incentive payment. The Committee determined that the EDCP is appropriate to enable executives to better plan for their retirement and manage their tax obligations.

Participants may elect a deferral period in which payments commence no earlier than one year after the year in which the compensation was earned and no later than the retirement date. Payments of deferred amounts may occur in a lump sum of cash or shares of Heinz stock or in up to 15 equal annual installments, according to the participant's election. In electing to defer an amount under the EDCP, a participant also defers any federal income tax obligations until the time at which the deferred amount is paid out.

A notional account is established for each participant's deferred amounts. Investment gains and losses on amounts deferred prior to Fiscal Year 2010 are credited to the account based on one or more of the following hypothetical investments as selected by the participant: (i) cash account bearing interest at the BNY Mellon Prime Account rate; (ii) H. J. Heinz Company stock account; or (iii) phantom investment alternatives that include several funds available to all employees through the Employees' Retirement and Savings Plan, plus a fixed income option. Participants may change the future allocations of their deferred account among the various investment alternatives, but amounts that have been allocated to the H. J. Heinz Company Stock Account may not be transferred to other investment options. Deferred compensation contributions made to the EDCP after Fiscal Year 2010 earn a fixed rate of interest, and participants no longer have a choice of investment options for these deferrals. The fixed interest rate used by Heinz is based on 120% of the long-term AFR. The fixed interest rate is set annually at the beginning of October and is effective at the beginning of the next calendar year. Participants may not transfer prior deferrals into this fixed rate account or any other investment options.

Participants have no interest in any specific asset of the Company; their rights to receive payments under the EDCP are equivalent to those of an unsecured general creditor. Any and all investments remain the property of the Company. The credited earnings on each NEO's account for Fiscal Year 2013 are included in the Non-Qualified Deferred Compensation table.

Employee Retirement and Savings Excess Plan (“Excess Plan”)-Material Factors

The Excess Plan provides supplementary benefits to the NEOs whose benefits under the Employees' Retirement and Savings Plan are limited because of the restriction on annual additions that may be made to a qualified defined contribution plan and/or the limitation on compensation that may be taken into account in calculating contributions to such a plan. Only the age-related company profit-sharing contributions are credited under the Excess Plan, and deferrals by the NEOs are not permitted. The Excess Plan also provides for contribution credit on the value of annual RSU awards and any RSU award granted on a pro-rata basis to new hires.

NOTE - Pursuant to the Merger Agreement, each of the Plans listed above, except the 1986 Plan, was fully vested and will be terminated within 1 year of the closing of the acquisition. At that time each NEO will then be entitled to all of their benefits under each terminated plan.

Potential Payments Upon Termination

NOTE - The tables and footnotes below provide the disclosure required by Item 402(t) of Regulation S-K and reflect the assumption that a hypothetical termination of employment occurred on the last day of Fiscal Year 2013.  The below table and footnotes do not reflect the payments that were and will be made to the NEOs in connection with the Merger, which are described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

The estimated payments to each NEO triggered in the event of an involuntary termination without cause, retirement, death, or disability, as of April 28, 2013, are set forth in the table below. There are no payments triggered by an involuntary termination with cause or a voluntary termination of employment.

Summary of Potential Payments Upon Termination (As of April 28, 2013)

Element	Involuntary Termination Without Cause	Retirement	Death	Disability

Severance (1)
W.R. Johnson	$2,600,000	$0	$0	$0
A.B. Winkleblack	$1,350,000	$0	$0	$0
D.C. Moran	$1,370,000	$0	$0	$0
C.J. Warmoth	$1,240,000	$0	$0	$0
D.C. Woodward	$1,200,000	$0	$0	$0
M.D. Milone (2)	$0	$0	$0	$0
Intrinsic Value of Accelerated RSUs (3)
W.R. Johnson	$0	$0	$3,191,613	$3,191,613
A.B. Winkleblack	$0	$0	$1,105,099	$1,105,099
D.C. Moran	$0	$0	$1,123,152	$1,123,152
C.J. Warmoth	$1,015,979	$0	$1,015,979	$1,015,979
D.C. Woodward	$2,040,519	$0	$590,519	$590,519
M.D. Milone	$0	$0	$0	$0
Intrinsic Value of Accelerated Stock Options (4)
W.R. Johnson	$0	$0	$24,633,692	$24,633,692
A.B. Winkleblack	$0	$0	$5,459,552	$5,459,552
D.C. Moran	$0	$0	$5,576,902	$5,576,902
C.J. Warmoth	$0	$0	$4,899,740	$4,899,740
D.C. Woodward	$0	$0	$3,163,061	$3,163,061
M.D. Milone	$0	$0	$0	$0
Long-Term Performance Program (5)
W.R. Johnson	$1,787,500	$1,787,500	$1,787,500	$1,787,500
A.B. Winkleblack	$286,875	$286,875	$286,875	$286,875
D.C. Moran	$291,125	$291,125	$291,125	$291,125
C.J. Warmoth	$263,500	$263,500	$263,500	$263,500
D.C. Woodward	$233,750	$233,750	$233,750	$233,750
M.D. Milone	$0	$0	$0	$0
Total
W.R. Johnson	$4,387,500	$1,787,500	$29,612,807	$29,612,807
A.B. Winkleblack	$1,636,875	$286,875	$6,851,527	$6,851,527
D.C. Moran	$1,661,125	$291,125	$6,991,179	$6,991,179
C.J. Warmoth	$2,519,479	$263,500	$6,179,219	$6,179,219
D.C. Woodward	$3,474,269	$233,750	$3,987,330	$3,987,330
M.D. Milone	$0	$0	$0	$0

(1)	Severance pay assumes 24 months of base salary with a signed release.
(2)	Mr. Milone retired on June 22, 2012.
(3)
Intrinsic value of RSUs for each termination event for which vesting is accelerated, determined based on the merger consideration of $72.50 per share. It is assumed that the performance metric for the FY13 RSUs is met.  In the event of the involuntary termination without cause of a retirement-eligible NEO, the executive would be treated, for purposes of RSU vestings, as if he had retired (i.e., vesting is not accelerated and continues according to the original vesting schedule). Mr. Woodward’s 20,000 retention RSUs would have an accelerated vesting only in the event of involuntary termination without cause and would have been forfeited for the other termination reasons.

(4)	Intrinsic value of stock options for each termination event for which vesting is accelerated, determined based on the merger consideration of $72.50 per share.
(5)
For the FY13-14 LTPP, termination during the first year of the two-year performance period generates a pro-rated award based on actual results. The assumption is that the termination occurs on the last day of the first year of the two-year performance period making the pro-rated award equal to one-half of the target payout. Upon completion of the merger on June 7, 2013, the target award payouts were prorated 55.49% to reflect 404 days completed out of a possible 728 days in the two-year performance period.

Severance Pay Plan-Material Factors

NEOs are eligible for benefits under the Severance Pay Plan provided that the reason for termination is involuntary on the part of the NEO and occurs for reasons beyond the NEO's control, such as job elimination, location closing, or reduction in the workforce. NEOs must be willing to provide satisfactory transitional assistance in order to be eligible for severance benefits.

Under the Severance Pay Plan, NEOs typically receive a severance payment equal to 24 months of salary following the execution of a release. Severance payments are generally made in a cash lump sum, but may occasionally be made in periodic payments at the Company’s discretion as soon as administratively feasible after the termination of employment and after the former NEO's executed release has become irrevocable.

In the event that an NEO is rehired within one year after such termination of employment, the NEO will be required to refund to the Company the portion of any severance pay that exceeded the amount of earnings the individual would have received as an employee of the Company between the time of termination and rehire.

Potential Payments Upon Change in Control

NOTE - The tables and footnotes below provide the disclosure required by Item 402(t) of Regulation S-K and reflect the assumption that a hypothetical termination change in control occurred on the last day of Fiscal Year 2013.  The table and footnotes do not reflect the payments that were and will be made to the NEOs in connection with the Merger, which are described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

The estimated payments to each NEO triggered in the event of a change in control of the Company on April 28, 2013 with and without termination of employment are set forth in the table below. There are no payments triggered by an involuntary termination for cause or a voluntary termination of employment (other than a termination for good reason, as described below).

Summary of Potential Payments Upon Change in Control for
Named Executive Officers (Fiscal Year 2013) (As of April 28, 2013)

	Change in Control
		Double Trigger (2)
Element	Single Trigger (1)	Involuntary Termination without Cause	Good Reason	Retirement	Death	Disability

Severance Protection Agreement
Bonus (3)
W.R. Johnson	$0	$2,860,000	$2,860,000	$0	$3,503,333	$3,503,333
A.B. Winkleblack	$0	$675,000	$675,000	$0	$815,433	$815,433
D.C. Moran	$0	$675,638	$675,638	$0	$790,544	$790,544
C.J. Warmoth	$0	$712,134	$712,134	$0	$698,738	$698,738
D.C. Woodward	$0	$621,033	$621,033	$0	$561,065	$561,065
M.D. Milone (4)	$0	$0	$0	$0	$0	$0

Severance (5)
W.R. Johnson	$0	$14,410,000	$14,410,000	$0	$0	$0
A.B. Winkleblack	$0	$4,471,300	$4,471,300	$0	$0	$0
D.C. Moran	$0	$4,426,632	$4,426,632	$0	$0	$0
C.J. Warmoth	$0	$2,637,476	$2,637,476	$0	$0	$0
D.C. Woodward	$0	$2,322,130	$2,322,130	$0	$0	$0
M.D. Milone	$0	$0	$0	$0	$0	$0

Continuation Coverage (Health & Life) (6)
W.R. Johnson	$0	$28,261	$28,261	$0	$0	$0
A.B. Winkleblack	$0	$130,003	$130,003	$0	$0	$0
D.C. Moran	$0	$135,655	$135,655	$0	$0	$0
C.J. Warmoth	$0	$80,988	$80,988	$0	$0	$0
D.C. Woodward	$0	$26,359	$26,359	$0	$0	$0
M.D. Milone	$0	$0	$0	$0	$0	$0

Additional Retirement Equivalent (7)
W.R. Johnson	$0	$0	$0	$0	$0	$0
A.B. Winkleblack	$0	$1,472,226	$1,472,226	$0	$0	$0
D.C. Moran	$0	$1,144,239	$1,144,239	$0	$0	$0
C.J. Warmoth	$0	$1,444,078	$1,444,078	$0	$0	$0
D.C. Woodward	$0	$147,752	$147,752	$0	$0	$0
M.D. Milone	$0	$0	$0	$0	$0	$0

Excise Tax Gross-Up (8)
W.R. Johnson	$0	$0	$0	$0	$0	$0
A.B. Winkleblack	$0	$0	$0	$0	$0	$0
D.C. Moran	$0	$0	$0	$0	$0	$0
C.J. Warmoth	$0	$0	$0	$0	$0	$0
D.C. Woodward	$0	$0	$0	$0	$0	$0
M.D. Milone	$0	$0	$0	$0	$0	$0

	Change in Control
			Double Trigger (2)
Element	Single Trigger (1)		Involuntary Termination without Cause		Good Reason		Retirement	Death		Disability

Other

Intrinsic Value of Accelerated Stock Options
W.R. Johnson	$24,633,692	(9)	$24,633,692	(10)	$24,633,692	(10)	$24,633,692	$24,633,692	(10)	$24,633,692	(10)
A.B. Winkleblack	$5,459,552	(9)	$5,459,552	(10)	$5,459,552	(10)	$5,459,552	$5,459,552	(10)	$5,459,552	(10)
D.C. Moran	$5,576,902	(9)	$5,576,902	(10)	$5,576,902	(10)	$5,576,902	$5,576,902	(10)	$5,576,902	(10)
C.J. Warmoth	$4,899,740	(9)	$4,899,740	(10)	$4,899,740	(10)	$4,899,740	$4,899,740	(10)	$4,899,740	(10)
D.C. Woodward	$3,163,061	(9)	$3,163,061	(10)	$3,163,061	(10)	$3,163,061	$3,163,061	(10)	$3,163,061	(10)
M.D. Milone	$0		$0		$0		$0	$0		$0

Intrinsic Value of Accelerated RSUs
W.R. Johnson	$5,523,123	(11)	$5,523,123	(12)	$5,523,123	(12)	$5,523,123	$5,523,123	(12)	$5,523,123	(12)
A.B. Winkleblack	$1,903,560	(11)	$1,903,560	(12)	$1,903,560	(12)	$1,903,560	$1,903,560	(12)	$1,903,560	(12)
D.C. Moran	$1,941,333	(11)	$1,941,333	(12)	$1,941,333	(12)	$1,941,333	$1,941,333	(12)	$1,941,333	(12)
C.J. Warmoth	$1,720,570	(11)	$1,720,570	(12)	$1,720,570	(12)	$1,720,570	$1,720,570	(12)	$1,720,570	(12)
D.C. Woodward	$900,813	(11)	$2,350,813	(12)	$900,813	(12)	$900,813	$900,813	(12)	$900,813	(12)
M.D. Milone	$0		$0		$0		$0	$0		$0

Long-Term Performance Program (13)
W.R. Johnson	$1,787,500		$1,787,500		$1,787,500		$1,787,500	$1,787,500		$1,787,500
A.B. Winkleblack	$286,875		$286,875		$286,875		$286,875	$286,875		$286,875
D.C. Moran	$291,125		$291,125		$291,125		$291,125	$291,125		$291,125
C.J. Warmoth	$263,500		$263,500		$263,500		$263,500	$263,500		$263,500
D.C. Woodward	$233,750		$233,750		$233,750		$233,750	$233,750		$233,750
M.D. Milone	$0		$0		$0		$0	$0		$0

Total
W.R. Johnson	$31,944,315		$49,242,576		$49,242,576		$31,944,315	$35,447,648		$35,447,648
A.B. Winkleblack	$7,649,987		$14,398,517		$14,398,517		$7,649,987	$8,465,421		$8,465,421
D.C. Moran	$7,809,360		$14,191,524		$14,191,524		$7,809,360	$8,599,904		$8,599,904
C.J. Warmoth	$6,883,810		$11,758,486		$11,758,486		$6,883,810	$7,582,548		$7,582,548
D.C. Woodward	$4,297,623		$8,864,897		$7,414,897		$4,297,623	$4,858,688		$4,858,688
M.D. Milone	$0		$0		$0		$0	$0		$0

_______________________
(1)	There is a change in control with a cash buyout of all Heinz equity and the executive continues in his job.
(2)
There is a change in control with a cash buyout of all Heinz equity and the executive's employment terminates within 24 months of the change in control for one of the following reasons: involuntary termination by the Company without cause; by the executive for good reason; death; or disability. Each payment is calculated pursuant to the severance protection agreement, a form of which is filed with the SEC, or the applicable equity plans.

(3)
In the event of involuntary termination without cause or termination by the NEO for good reason, the bonus is equal to the FY13 annual cash bonus award multiplied by the portion of the fiscal year worked by the NEO, which in this case is assumed to be the entire year. In the event of death or disability, the amount is equal to the average of FY13, FY12, and FY11 annual cash bonus awards multiplied by the portion of the fiscal year worked by the NEO, which in this case is assumed to be the entire year.

(4)	Mr. Milone retired on June 22, 2012.
(5)
Amount equals three times the sum of FY13 salary + the average of FY13, FY12, and FY11 annual cash bonus awards for Messrs. Johnson, Winkleblack and Moran and two times the sum of FY13 salary + the average of FY13, FY12 and FY11 annual cash bonus awards for Messrs. Warmoth and Woodward.

(6)
Amount equals 36 months of health care coverage for Mr. Johnson, 36 months of health care coverage and three years of life insurance premiums for Messrs. Winkleblack and Moran, 24 months of health care coverage, and two years of life insurance premiums for Messrs. Warmoth and Woodward. No discount rate was applied.

(7)	Calculated in accordance with Section 3.1(b)(iv) of the severance protection agreement. See “Severance Protection Agreements” Below.
(8)	Based on a cash-for-stock transaction and calculated in accordance with Sections 5 and 6 of the severance protection agreement.
(9)
The assumption is that all stock options are cancelled and cashed out at $72.50 per share at the time of the CIC; therefore, there is acceleration of the unvested stock option awards. The intrinsic value is reported.

(10)	The assumption is that all stock options are cancelled and cashed out at $72.50 per share at the time of the CIC along with a simultaneous termination.
(11)
The assumption is that all RSUs (excluding Woodward’s 20,000 retention RSUs) are cancelled and cashed out at $72.50 per share at the time of the CIC; therefore, there is acceleration of the unvested RSU awards. The intrinsic value is reported.

(12)
The assumption is that all RSUs are cancelled and cashed out at $72.50 per share at the time of the CIC along with a simultaneous termination. Mr. Woodward’s 20,000 retention RSUs would only accelerate in the event of involuntary termination without cause and would be forfeited for all other scenarios.

(13)
For the FY13-14 LTPP, a change in control generates a pro-rated award as of the date of the change in control. The change in control occurred on June 7, 2013 and the pro-rated factor was 55.49% to reflect 404 days completed out of a possible 728 days in the two-year performance period.  Pursuant to the Merger Agreement, all outstanding awards under the FY13-14 LTPP were amended to provide that each award will be paid at 100% of the applicable target.

Severance Protection Agreement

Each NEO has entered into a severance protection agreement with the Company. Each severance protection agreement provides that, in lieu of the benefits under the Severance Pay Plan, the Company will make the following payments or pay the cost of the following benefits if an executive's employment is terminated involuntarily other than for “cause” or voluntarily for “good reason,” (as such terms are defined in the NEO’s Severance Protection Agreement), within two years after a change in control of the Company:

•	All accrued compensation and a pro-rated bonus;
•
A lump sum payment equal to three times the sum of the executive's annual salary and his three-year actual bonus average as severance pay for Messrs. Johnson, Winkleblack and Moran and two times the sum of the executive's annual salary and his three-year actual bonus average as severance pay for Messrs. Warmoth and Woodward;

•
A lump sum payment of a retirement benefit determined by taking into account an additional three years of age, service, and contributions for purposes of calculating such retirement benefits for Messrs. Johnson, Winkleblack and Moran and an additional two years of age, service and contributions for purposes of calculating such retirement benefits for Messrs. Warmoth and Woodward;

•
Life insurance, (except for that of William R. Johnson, which was fully funded), medical, dental, and hospitalization benefits for the NEO and his dependents for three years, at the same level as immediately prior to the change in control or at the same level as other similarly situated executives who continue in the employ of the Company for Messrs. Johnson, Winkleblack and Moran and two years, at the same level as immediately prior to the change in control or at the same level as other similarly situated executives who continue in the employ of the Company for Messrs. Warmoth and Woodward. These amounts may be reduced to the extent that the executive becomes eligible for any such benefits pursuant to a subsequent employer's benefit plans; and

•
Reimbursement for the impact of excise taxes associated with payments that are contingent upon a change in control; however, the Company can reduce severance payments by up to 10% to avoid triggering the excise tax.

Board of Directors Report

The Board of Directors of the Company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has included such CD&A in this Form 10-K Amendment.

Director Compensation for Fiscal Year 2013

Upon the Merger, the membership of the Board of Directors of the Company was revised as otherwise set forth in this Form 10K Amendment. The following table and narrative sets forth the compensation paid to the non-employee directors of the Company in Fiscal Year 2013, but does not reflect the payments that were and will be made to the non-employee directors in connection with the Merger (if any), which is described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

Name (a)	Fees Earned Or Paid in Cash ($)(b)(1)	Stock Awards ($)(2)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)(f)	All Other Compensation ($)(4)(5)(g)	Total ($)(h)
Charles E. Bunch	100,000	181,090	—	—	—	—	281,090
Leonard S. Coleman	95,000	181,090	—	—	—	—	276,090
John G. Drosdick	85,000	181,090	—	—	—	—	266,090
Edith E. Holiday	94,000	181,090	—	—	—	—	275,090
Candace Kendle	85,000	181,090	—	—	—	—	266,090
Franck J. Moison(6)	28,333	—	—	—	—	—	28,333
Dean R. O'Hare	100,000	181,090	—	—	—	—	281,090
Nelson Peltz	94,000	181,090	—	—	—	—	275,090
Dennis H. Reilley	94,000	181,090	—	—	—	—	275,090
Lynn C. Swann	85,000	181,090	—	—	—	—	266,090
Thomas J. Usher, Presiding Director	104,000	181,090	—	—	—	—	285,090
Michael F. Weinstein	85,000	181,090	—	—	—	—	266,090

_______________________
(1)
Amounts reported in column (1) for each of Ms. Holiday, Mr. Peltz, Mr. Reilley, and Mr. Usher include $9,000 in fees paid for their service on the Transaction Committee appointed by the Board of Directors in connection with the acquisition.

(2)
Represents the grant date fair value of 3,250 restricted stock units granted to each director on August 31, 2012, at a value of $55.72 per unit. As of April 28, 2013, the aggregate number of stock awards granted to each director who elected to defer the receipt of the award were as follows: Mr. Coleman, 9,750; Mr. Drosdick, 21,750; Ms. Holiday, 28,250; Mr. Reilley, 21,750; Mr. Usher, 28,250; and Mr. Weinstein, 18,750.

(3)	See narrative below for description of non-employee director pension. Ms. Holiday is the only currently serving director who is eligible to receive this benefit upon retirement from the Board.
(4)
See narrative below for description of the director charitable award program. Ms. Holiday is the only currently serving director who is eligible to participate in this program. The Company made no payments related to this program to or on behalf of Ms. Holiday in FY13.

(5)	See narrative below for travel policy and use of corporate aircraft, including personal use, if any.
(6)	Mr. Moison was elected to the Board effective January 1, 2013 and received prorated fees for his service from January 1 through April 30, 2013.

Non-employee directors receive the following annual compensation:

•	$85,000 in cash and 3,250 restricted stock units payable in Common Stock;
•	$15,000 retainer for the chairs of the Audit and Management Development and Compensation Committees; and
•	$10,000 retainer for the chairs of the Corporate Social Responsibility and Corporate Governance Committees.

Annual restricted stock unit grants are restricted for six months, during which time directors receive cash dividend equivalents at the same rate as paid on the Company's Common Stock. Non-employee directors may defer some or all of their cash into either a Heinz common stock fund or a cash account and may defer equity compensation into a Company common stock fund. Amounts deferred into Company stock units are credited with additional stock units equal to the dollar amount of dividends paid from time to time. Sums deferred into cash accounts accrue interest calculated periodically at the prime rate. All amounts deferred are paid in stock or in cash, as specified by the director, on a date elected by the director at the time of the deferral. As of Fiscal Year 2013, six directors have elected to defer some or all of their compensation.

Directors are reimbursed for travel to Board of Directors' meetings for their actual out-of-pocket travel cost, up to the cost of a first-class, commercial airline ticket. The Company may, at its discretion, provide transportation via Company-operated aircraft or third-party charter aircraft. Directors are reimbursed for reasonable expenses incurred while traveling to or from Board of Directors' meetings or while conducting business on behalf of the Company. To the extent a director or a director's spouse uses the Company aircraft for personal travel, the director will receive imputed income for such use at the Standard Industry Fare Level established by the Internal Revenue Service, and the aggregate incremental cost of such use, if any, will be included in the “All Other Compensation” column in the table above.

The Company has maintained a charitable award program funded by insurance policies on the lives of non-employee directors who were members of the Board of Directors prior to 1995 as part of the Company's overall program to promote charitable giving at that time. Under the program, following the death of a covered non-employee director, the Company will donate $1,000,000 to qualifying charitable organizations recommended by the non-employee director and approved by the Company. The Company is reimbursed from the proceeds of the life insurance policies. Participants derive no financial benefit from these programs.

As of the end of Fiscal Year 2013, non-employee directors who were on the Board prior to January 31, 1994 will receive, upon retirement on or after age 70, a pension benefit for life equivalent to $30,000 annually.

Mr. Johnson, the only employee director in Fiscal Year 2013, received no additional compensation for serving on the Board or any committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Principal Shareholders

There are currently 1,000 shares of the Company’s common stock, no par value, issued and outstanding. Following the Merger, all of the issued and outstanding common stock of the Company is held by Parent. Hawk Acquisition Intermediate Corporation I (“Intermediate Holdings”) holds all the issued and outstanding common stock of Parent. Holdings holds all of the issued and outstanding common stock of Intermediate Holdings.

The following table describes the beneficial ownership of Holdings common stock as of August 15, 2013 by each person known to the Company to beneficially own more than five percent of Holdings’ common stock. The number of shares of common stock outstanding used in calculating the  percentage for each listed person includes the shares of common stock underlying the warrant  beneficially owned by that person that are exercisable within 60 days following August 15, 2013 but not for any other person. The beneficial ownership percentages reflected in the table below are based on 950,000,000 shares of Holdings’ common stock outstanding as of August 15, 2013.

Notwithstanding the beneficial ownership of common stock presented below, a shareholders agreement governs the Sponsors’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to this shareholders’ agreement (e.g., the Sponsors and Holdings) have agreed that all shares of the Sponsors shall be voted in accordance with the provisions thereof, including with respect to the election the board of directors of Holdings and its subsidiaries (including H.J. Heinz Company). See the “Corporate Governance — Election of Members to the Board of Directors” in Item 10, “Directors, Executive Officers and Corporate Governance” and Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name and Address	Number of Shares Beneficially Owned	Percent of Common Stock
3G Special Situations Fund III, L.P. (2)	475,000,000 (1)	50.00% (1)
Berkshire Hathaway Inc. (3)	521,195,654 (1)	52.32% (1)
Gregory Abel	-	-
Alexandre Behring	-	-
Tracy Britt	-	-
Warren E. Buffett	521,195,654 (3)	52.32% (3)
Jorge Paulo Lemann	-	-
Marcel Herrmann Telles	-	-
All directors and executive officers as a group	-	-

_______________________
(1)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.  Each of 3G Special Situations Fund III, L.P. and Berkshire Hathaway Inc. beneficially own 475,000,000 shares of common stock of Holdings. In addition, in connection with the Merger and the transactions contemplated thereby, Berkshire Hathaway Inc. was granted a warrant to purchase 46,195,654 shares of common stock of Holdings at an exercise price of $0.01 per share.

(2)
3G Special Situations Fund III Partners, L.P. (the “GP”) serves as the general partner of 3G Special Situations Fund III, L.P. (the “Fund”).   3G Capital Partners, L.P. (the “UGP”) is the general partner of the GP.  3G Capital Partners Ltd. (the “UUGP” and, together with the GP, the Fund and the UGP, the “3G Entities”) is the general partner of the UGP.   Each of the 3G Entities may be deemed to beneficially own, and to have shared voting and dispositive power with respect to, these shares of Common Stock. The address of each of the 3G Entities is 3G Capital, Inc., 600 Third Avenue, 37th Floor, New York, New York 10016. Mr. Behring is the managing partner of 3G Capital Partners, Ltd. and Messrs. Behring, Lemann, Hees, Basilio and Telles are directors of 3G Capital Partners, Ltd. A five member investment committee of 3G Capital Partners, L.P. is empowered to make decisions with respect to 3G Special Situations Fund III, L.P.’s investments, including H.J. Heinz Company, and, therefore, no individual member of the committee is deemed to be the beneficial owner of the shares of H.J. Heinz Company beneficially owned indirectly by 3G Special Situation Fund III, L.P. This investment committee has the power to vote, dispose of or sell all of the shares of H.J. Heinz Company. Messrs. Behring, Lemann and Telles are members of the investment committee and disclaim beneficial ownership of any shares of H.J. Heinz Company beneficially owned by 3G Special Situations Fund III, L.P., except to the extent of their pecuniary interest, if any, therein.

(3)
Berkshire Hathaway Inc., a diversified holding company whose address is 3555 Farnam Street, Omaha, NE 68131, owns an aggregate of 475,000,000 shares of common stock of Holdings, and has the right to acquire an additional 46, 195,654 shares of common stock under the Warrant. Warren E. Buffett, the Chairman and CEO of Berkshire Hathaway Inc., may be deemed to control Berkshire Hathaway Inc., and therefore may be deemed to beneficially own the shares of common stock of Holdings beneficially owned by Berkshire Hathaway Inc.

Equity Compensation Plan Information

In connection with the Merger, which was completed on June 7, 2013, all compensation plans under which equity securities were authorized for issuance have been terminated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

The Related Person Transaction Policy of the Board ensures that the Company's transactions with certain persons are not inconsistent with the best interests of the Company. A “Related Person Transaction” is a transaction with the Company in an amount exceeding $120,000 in which a Related Person has a direct or indirect material interest. A “Related Person” includes the executive officers, directors, nominees to the Board of Directors, and more than five percent shareholders of the Company, and any immediate family member of such a person. Under the Company's written Related Person Transaction Policy, Company management screens for any potential Related Person Transactions, primarily through the annual circulation of a Directors and Officers Questionnaire (“D&O Questionnaire”) to each member of the Board of Directors and each officer of the Company that is a reporting person under Section 16 of the Securities Exchange Act of 1934. The D&O Questionnaire contains questions intended to identify Related Persons and transactions between the Company and Related Persons. If a Related Person Transaction is identified, such transaction is brought to the attention of the Corporate Governance Committee for its approval, ratification, revision, or rejection in consideration of all of the relevant facts and circumstances.

Shareholders Agreement

In connection with the Merger, on June 7, 2013, Holdings entered into a shareholders agreement with the Sponsors, which governs, among other things, the Sponsors’ respective rights, duties and obligations with respect to the ownership of Holdings’ securities, including the nomination and election of the members of the board of directors of each of Holdings, Intermediate I, Parent and the Company. For so long as each Sponsor owns at least 66% of the common stock of Holdings originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Holdings and each of its subsidiaries (including the Company).If either Sponsor’s ownership of common stock of Holdings falls below such threshold, such Sponsor shall retain the right to nominate and elect a lesser number of representatives to the boards of directors, which number of representatives would be linked to such Sponsor’s percentage ownership of the originally acquired common stock of Holdings.

Director Independence Standards

We are a privately held corporation. As the Company is no longer listed on any exchange, we are no longer subject to any listing standards for director independence.

Item 14.	Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP has been the independent registered public accounting firm and has audited the consolidated financial statements of the Company since 1979.  In addition to performing the audit of the Company's consolidated financial statements, PricewaterhouseCoopers LLP provided various audit-related and tax services during Fiscal Year 2013. The following table shows fees for professional services rendered by PricewaterhouseCoopers LLP for the past two fiscal years (in thousands):

	Fiscal Year 2012	Fiscal Year 2013
Audit Fees(1)	$8,165	$9,053
Audit-Related Fees(2)	1,159	1,446
Tax Fees
Tax Compliance(3)	620	644
Other Tax Services(4)	842	2,164
All Other Fees	—	—
Total Fees	$10,786	13,307

(1)  Audit fees relate to professional services rendered for the integrated audit of the consolidated financial statements of the Company and of the Company's internal control over financial reporting, audits of the financial statements of certain subsidiaries and certain statutory audits, reviews of the Company's quarterly consolidated financial statements, and procedures in connection with comfort letters, consents and other services related to Securities and Exchange Commission filings.

(2)  Audit-related fees relate primarily to financial due diligence for potential acquisition transactions, audits of employee benefit plans and audit related procedures in connection with the Company's continued implementation of SAP software.

(3)  Tax compliance services consist of assistance with federal, state and international tax compliance, tax return preparation and tax audits.

(4)  Other tax services consist of fees related to tax planning regarding domestic and international taxes including tax planning related to potential acquisition transactions.

The Audit Committee prohibits the Company or any of its affiliates from receiving services from the Company's independent registered public accounting firm that could be considered to have an impact on independence and services prohibited by the Sarbanes-Oxley Act of 2002 and SEC regulations.

In accordance with Audit Committee policy and legal requirements, all services to be provided by the independent registered public accounting firm in a category are pre-approved by the Audit Committee prior to engagement. The pre-approved services are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. If necessary, the Chair of the Audit Committee has been delegated authority to pre-approve additional services and then notify the entire Audit Committee of the additional services and estimated fees at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.

Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2013.

H. J. HEINZ COMPANY
(Registrant)
By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on August 26, 2013.

Signature	Capacity	Date

/s/ Bernardo Hees	Chief Executive Officer	August 26, 2013
Bernardo Hees	(Principal Executive Officer)

/s/ Paulo Basilio	Chief Financial Officer	August 26, 2013
Paulo Basilio	(Principal Financial Officer)

/s/ John Mastalerz Jr.	Corporate Controller	August 26, 2013
John Mastalerz Jr.	(Principal Accounting Officer)

*	Director	August 26, 2013
Gregory Abel

*	Director	August 26, 2013
Alexandre Behring

*	Director	August 26, 2013
Tracy Britt

*	Director	August 26, 2013
Warren Buffett

*	Director	August 26, 2013
Jorge Paulo Lemann

*	Director	August 26, 2013
Marcel Hermann Telles

* /s/ Paulo Basilio		August 26, 2013
Paulo Basilio Attorney-in-Fact

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