Form 10-Q
period 2013-07-28
HEINZ H J CO
filed 2013-09-11
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2013
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

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, no par value per share, outstanding as of July 28, 2013 was 100 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(Unaudited)
	(In thousands)
Sales	$1,526,505	$1,112,872	$2,783,451
Cost of products sold	1,321,801	729,537	1,781,507
Gross profit	204,704	383,335	1,001,944
Selling, general and administrative expenses	304,922	243,364	585,547
Merger related costs	150,400	112,188	—
Operating (loss)/income	(250,618)	27,783	416,397
Interest income	3,653	2,878	8,325
Interest expense	110,482	35,350	72,590
Unrealized gain on derivative instruments	117,934	—	—
Other (expense)/income, net	(19,944)	(125,638)	2,283
(Loss)/income from continuing operations before income taxes	(259,457)	(130,327)	354,415
(Benefit from)/provision for income taxes	(186,556)	61,097	61,587
(Loss)/income from continuing operations	(72,901)	(191,424)	292,828
Income/(loss) from discontinued operations, net of tax	(1,700)	(1,273)	(28,150)
Net (loss)/income	(74,601)	(192,697)	264,678
Less: Net income attributable to the noncontrolling interest	1,275	2,874	6,651
Net (loss)/income attributable to H. J. Heinz Company	$(75,876)	$(195,571)	$258,027
Amounts attributable to the H.J. Heinz Company shareholders:
(Loss)/income from continuing operations, net of tax	$(74,176)	$(194,298)	$286,177
Loss from discontinued operations, net of tax	(1,700)	(1,273)	(28,150)
Net (loss)/income	$(75,876)	$(195,571)	$258,027

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(Unaudited)
	(In thousands)
Net (loss)/income	$(74,601)	$(192,697)	$264,678
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(168,334)	(97,863)	(308,406)
Reclassification of net pension and post-retirement benefit losses to net income	—	7,266	13,701
Net deferred gains/(losses) on derivatives from periodic revaluations	87,209	(1,059)	6,212
Net deferred losses/(gains) on derivatives reclassified to earnings	(107)	6,552	(9,105)
Total comprehensive loss	(155,833)	(277,801)	(32,920)
Comprehensive loss attributable to the noncontrolling interest	5,023	1,193	6,304
Comprehensive loss attributable to H. J. Heinz Company	$(150,810)	$(276,608)	$(26,616)

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	July 28, 2013 FY2014	April 28, 2013* FY2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,678,780	$2,476,699
Trade receivables, net	990,315	872,864
Other receivables, net	206,923	200,988
Inventories:
Finished goods and work-in-process	1,151,470	1,076,779
Packaging material and ingredients	262,903	255,918
Total inventories	1,414,373	1,332,697
Prepaid expenses	188,040	160,658
Other current assets	236,346	91,656
Total current assets	5,714,777	5,135,562
Property, plant and equipment	2,714,686	5,359,089
Less accumulated depreciation	32,743	2,900,288
Total property, plant and equipment, net	2,681,943	2,458,801
Goodwill	15,498,432	3,079,250
Trademarks, net	11,356,852	1,037,283
Other intangibles, net	2,090,174	378,187
Other non-current assets	1,121,953	849,924
Total other non-current assets	30,067,411	5,344,644
Total assets	$38,464,131	$12,939,007
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	July 28, 2013 FY2014	April 28, 2013* FY2013
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$155,430	$1,137,181
Portion of long-term debt due within one year	101,905	1,023,212
Trade payables	1,128,787	1,310,009
Other payables	144,566	182,828
Accrued marketing	291,513	313,930
Other accrued liabilities	683,228	705,482
Income taxes	59,457	114,230
Total current liabilities	2,564,886	4,786,872
Long-term debt	14,611,442	3,848,339
Deferred income taxes	4,158,583	678,565
Non-pension postretirement benefits	236,425	240,319
Other non-current liabilities	290,362	506,562
Total long-term liabilities	19,296,812	5,273,785
Redeemable noncontrolling interest	26,207	29,529
Equity:
Capital stock	16,500,000	107,774
Additional capital	—	608,504
(Accumulated deficit)/retained earnings	(75,876)	7,907,033
Accumulated other comprehensive loss	(74,934)	(1,174,538)
	16,349,190	7,448,773
Less:
Treasury stock at cost (109,831 shares at April 28, 2013)	—	(4,647,242)
Total H. J. Heinz Company shareholders’ equity	16,349,190	2,801,531
Noncontrolling interest	227,036	47,290
Total equity	16,576,226	2,848,821
Total liabilities and equity	$38,464,131	$12,939,007

_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net (loss)/income	$(74,601)	$(192,697)	$264,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36,410	35,880	72,638
Amortization	15,260	5,143	11,892
Inventory fair value step-up charged to cost of products sold	344,994	—	—
Deferred tax benefit	(194,433)	(20,492)	(26,609)
Net loss on divestitures	—	—	20,386
Pension contributions	(75,498)	(6,812)	(14,837)
Unrealized gain on derivative instruments	(117,934)	—	—
Other items, net	(48,199)	23,706	628
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	8,770	(3,360)	(87,419)
Inventories	163,504	(183,413)	(71,670)
Prepaid expenses and other current assets	13,107	(18,411)	(28,954)
Accounts payable	(181,047)	(69,825)	(29,052)
Accrued liabilities	(102,935)	48,025	(78,002)
Income taxes	(61,165)	10,163	15,356
Cash (used for)/provided by operating activities	(273,767)	(372,093)	49,035
Cash Flows from Investing Activities:
Capital expenditures	(29,281)	(120,154)	(84,211)
Proceeds from disposals of property, plant and equipment	156	108	10,530
Proceeds from divestitures	25,987	—	5,670
Acquisition of business, net of cash on hand	(21,494,287)	—	—
Other items, net	(25,954)	30,251	(5,397)
Cash used for investing activities	(21,523,379)	(89,795)	(73,408)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,643,351)	(439,747)	(200,210)
Proceeds from long-term debt	12,571,982	1,521	192,302
Debt issuance costs	(315,911)	—	—
Net (payments)/proceeds on commercial paper and short-term debt	(1,627,660)	480,672	6,164
Dividends	—	—	(165,569)
Exercise of stock options	—	886	12,537
Purchase of treasury stock	—	—	(18,045)
Acquisitions of subsidiary shares from noncontrolling interest	—	—	(80,132)
Capital contributions	16,500,000	—	—
Other items, net	9,659	42,086	10,432
Cash provided by/(used for) financing activities	24,494,719	85,418	(242,521)
Effect of exchange rate changes on cash and cash equivalents	(18,793)	(30,262)	(85,011)
Net increase/(decrease) in cash and cash equivalents	2,678,780	(406,732)	(351,905)
Cash and cash equivalents at beginning of period	—	2,476,699	1,330,441
Cash and cash equivalents at end of period	$2,678,780	$2,069,967	$978,536

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On June 7, 2013, H. J. Heinz Company (the “Company,” “we,” “us,” and “our”) was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among the Company, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Hawk Acquisition Intermediate Corporation II ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent, the entity that is controlled by the Sponsors. See Note 2 "Merger and Acquisition" for further information on the Merger.

Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Successor -The consolidated financial statements as of July 28, 2013, and for the period from February 8, 2013 through July 28, 2013, include the accounts of Merger Subsidiary from inception on February 8, 2013 and the accounts of the Company subsequent to the closing of the Merger on June 7, 2013.

Predecessor -The consolidated financial statements of the Company prior to the Merger on June 7, 2013.

The interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due in part to the seasonal nature of the Company's business. These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report on Form 10-K for the year ended April 28, 2013.

Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

(2)	Merger and Acquisition

On February 13, 2013, the Company entered into the Merger Agreement with Parent and Merger Subsidiary. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Holdings, which in turn is an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash, without interest and less applicable taxes thereon, for each share of common stock held prior to the effective time of the Merger.

Additionally, all outstanding stock option awards, restricted stock units (except for certain retention RSUs which continue on their original terms) and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan were automatically canceled and converted into the right to receive cash consideration of $72.50.

The total consideration paid in connection with the Merger was approximately $28.75 billion, including the assumption of the Company's outstanding debt, which was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds received by Merger Subsidiary of approximately $11.5 billion, pursuant to the Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of 4.25% Senior Secured Notes (as defined and described herein) by Merger Subsidiary, less applicable debt issuance costs of $315.9 million. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary, including Merger Subsidiary's obligations under the Senior Credit Facilities.

The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Merger reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

The following is a summary of the preliminary allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Current assets	$6,143,334
Property, Plant and Equipment	2,698,380
Trademark and other intangibles	13,527,757
Other assets	1,503,624
Trade and other payables	(2,521,402)
Long term debt	(3,021,882)
Deferred income taxes	(4,202,827)
Non-pension postretirement benefits and other noncurrent liabilities	(653,861)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,215,115
Goodwill on acquisition	15,537,849
Total consideration paid	$28,752,964

Trade receivables and payables, as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the Merger, based on management's judgments and estimates.

Finished goods and work-in-process inventory has been valued using a net realizable value approach resulting in a step-up of $384.4 million which is recognized in Cost of products sold in the Successor period as the related inventory is sold. Raw materials and packaging inventory has been valued using the replacement cost approach.

Property, plant and equipment have been valued using a combination of the income approach, the market approach and cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property, plant and equipment were estimated to be between 3 and 40 years.

Trademarks have been valued using the excess earnings method for top tier brands and the relief from royalty method for other brands. The excess earnings method estimates fair value of an intangible asset by deducting expected costs, including income taxes, from expected revenues attributable to that asset to arrive at after-tax cash flows. From such after-tax cash flows, after-tax contributory asset charges are deducted to arrive at incremental after-tax cash flows. These resulting cash flows are discounted to a present value to which the tax amortization benefit is added to arrive at fair value. Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have indefinite lives.

Customer relationships were determined using the distributor method, a variation of the excess earnings method discussed above, whereby distributor-based inputs for margins and contributory asset charges are used. The useful lives of customer relationships is estimated to be 20 years each.

Existing long term debt assumed in the Merger was fair valued based on quoted market prices. The debt assumed included the Company's existing 6.375% Debentures due 2028, 6.25% Notes due 2030, 6.75% Notes due 2032 and 7.125% Notes due 2039.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

The total non tax deductible goodwill relating to the Merger is $15.54 billion.

The Company incurred $150.4 million in Merger related costs on a pretax basis, including $60.4 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $90.0 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.

Prior to consummation of the Merger, the Company incurred $112.2 million of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $64.0 million of professional fees. These amounts are separately reflected in Merger related costs in the accompanying statement of operations for the Predecessor period. The Company also recorded a loss from the extinguishment of debt of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in Other (expense) income, net, in the accompanying statement of operations for the Predecessor period.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the Transaction had occurred as of April 30, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

	Three Months Ended July 28, 2013	Three Months Ended July 29, 2012
	(In thousands)

Revenue	$2,639,377	$2,783,451
Net income/(loss)	$162,487	$(265,815)

The most significant of the pro forma adjustments were to reflect the impact of Merger related costs, the unrealized gain on derivative instruments and higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step-up in inventory in the three months ended July 29, 2012.

(3)	Recently Issued Accounting Standards

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss. Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income. The amendment does not change the current requirements for reporting net income or other comprehensive income/loss in financial statements. The new amendment will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss, and cross-reference to other disclosures currently required under U.S. generally accepted accounting principles for certain other reclassification items. The Company adopted this revised standard in the first quarter of Fiscal 2014. The adoption of this revised standard did not impact our results of operations or financial position.

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

In December 2011, the FASB issued an amendment on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The Company adopted this amendment on the first day of Fiscal 2014, and this adoption did not impact the Company's disclosure requirements.

(4)	Fiscal 2014 Productivity Initiatives

During Fiscal 2014, the Company is investing in productivity initiatives designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The company recorded costs related to these initiatives, all of which were reported in the Non-Operating segment. These pre-tax costs were primarily comprised of severance and employee benefit costs related to a factory closure in China and the reduction of manufacturing in a factory in the U.K. These costs were primarily recorded in cost of products sold.

The Company did not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013
	(In millions)
Europe	$—	$3.6
Asia/Pacific	2.3	2.4
Total productivity charges	$2.3	$6.0

On August 9, 2013, the Company announced the beginning of a restructuring plan that will result in the reduction of a number of corporate and field positions across the Company's global business segments. The Company is undertaking the restructuring as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business.
As of September 11, 2013, the date of this filing, the number of employees impacted globally by this restructuring is approximately 1,200. The Company currently estimates it will incur total charges of approximately $160 million related to severance benefits and other severance-related expenses related to these impacted employees. The severance-related charges that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

(5)	Discontinued Operations

During the first quarter of Fiscal 2014, the Company completed the sale of Shanghai LongFong Foods ("LongFong") business, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. The net assets held for sale related to LongFong are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the condensed consolidated balance sheet as of April 28, 2013 as they are not material for separate balance sheet presentation.

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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In millions)
Sales	$2.9	$1.2	$10.2
Net after-tax losses	$(1.7)	$(1.3)	$(7.7)
Tax benefit on losses	$—	$—	$0.6

(6)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the Predecessor period April 29, 2013 to June 7, 2013, and the Successor period February 8, 2013 to July 28, 2013, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(In thousands)
Predecessor
Balance at April 28, 2013	1,101,927	1,105,461	359,842	256,775	255,245	3,079,250
Translation adjustments	(409)	9,849	(16,523)	—	(15,986)	(23,069)
Balance at June 7, 2013	1,101,518	1,115,310	343,319	256,775	239,259	3,056,181

Successor
Balance at February 8, 2013	—	—	—	—	—	—
Acquisition (see Note 2)	8,641,059	3,626,692	1,501,847	1,444,100	324,151	15,537,849
Translation adjustments	(1,579)	(24,000)	(5,163)	—	(8,675)	(39,417)
Balance at July 28, 2013	$8,639,480	$3,602,692	$1,496,684	$1,444,100	$315,476	$15,498,432

Prior to the Merger, total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific and $27.4 million for Rest of World. As a result of the Merger, there were no accumulated impairment losses to goodwill as of July 28, 2013.
Intangible assets not subject to amortization at July 28, 2013 totaled $12.19 billion and consisted of $11.36 billion of trademarks, $775.0 million of licenses, and $53.9 million of other intangibles. Intangible assets not subject to amortization at April 28, 2013 totaled $981.3 million and consisted of $846.9 million of trademarks, $115.0 million of recipes/processes, and $19.4 million of licenses. The increase in intangible assets, not subject to amortization expense, since April 28, 2013 is due to purchase accounting adjustments as a result of the Merger.

Other intangible assets at July 28, 2013 and April 28, 2013, subject to amortization expense, are as follows:

	Successor			Predecessor
	July 28, 2013			April 28, 2013
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Customer-related assets	1,122,403	(5,151)	1,117,252	209,428	(77,310)	132,118
Licenses	121,894	(1,591)	120,303	208,186	(169,666)	38,520
Other	23,779	(118)	23,661	419,642	(156,032)	263,610
	$1,268,076	$(6,860)	$1,261,216	$837,256	$(403,008)	$434,248

Amortization expense for Other intangible assets was $3.2 million during the Predecessor period and $6.9 million during the Successor period and $7.7 million for the first quarter ended July 29, 2012. Based upon the amortizable intangible assets recorded on the balance sheet as of July 28, 2013, average annual amortization expense for each of the next five fiscal years is estimated to be approximately $71.0 million.

(7)	Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2011 for the United Kingdom, through Fiscal 2010 for the U.S., and through Fiscal 2008 for Australia, Canada, and Italy.
For the Successor period the Company recorded a tax benefit of $186.6 million, or 71.9% of pretax loss. For the Predecessor period the Company recorded a tax expense of $61.1 million, or (46.9%) of pretax loss. In the first quarter of Fiscal 2013, the Company recorded a tax expense of $61.6 million, or 17.4% of pretax income.
The tax benefit in the Successor period included a benefit of $103.7 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted in the period, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was significantly increased due to the increase in deferred tax liabilities recorded in purchase accounting for the Merger. These benefits were partially offset by current period nondeductible Merger related costs.
The tax provision for the Fiscal 2014 Predecessor period was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.
The tax provision for the first quarter of Fiscal 2013 included a $12.9 million tax benefit from an intangible asset revaluation for tax purposes elected by a foreign subsidiary and a benefit of $9.5 million related to a 200 basis point statutory tax rate reduction also in the United Kingdom.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $55.4 million and $45.4 million on July 28, 2013 and April 28, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $47.4 million and $38.3 million on July 28, 2013, and April 28, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $19.8 million in the next 12 months primarily due to the progression of state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at July 28, 2013 and April 28, 2013 were $10.2 million and $8.5 million, respectively. The corresponding amounts of accrued penalties at July 28, 2013 and April 28, 2013 were $8.8 million and $6.9 million, respectively.

(8)	Employees’ Stock Incentive Plans and Management Incentive Plans

In connection with the Merger and in accordance with the existing change in control provisions in these plans, all outstanding stock option awards, restricted stock units (except for certain retention RSUs as discussed below) and restricted stock awards issued pursuant to various shareholder-approved plans and a shareholder-authorized employee stock purchase plan were automatically canceled and converted into the right to receive $72.50 in cash. The expense from accelerated vesting of these stock based awards totaling $24.3 million was recorded in Merger related costs in the accompanying statement of operations for the Predecessor period ended June 7, 2013.
Retention RSUs were not canceled in connection with the Merger, and remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and the general timing of payment would be in accordance with such terms. Pursuant to the Merger Agreement, these equity awards have been converted into liability awards and for the vested portion of these awards the Company recorded an amount equal to the Merger consideration plus any accrued and unpaid dividend equivalents.
The compensation cost related to equity plans that were in place in the Predecessor periods primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In millions)
Pre-tax compensation cost	$1.9	$26.1	$6.9
Tax benefit	0.7	7.9	2.1
After-tax compensation cost	$1.2	$18.2	$4.8
In the first quarter of Fiscal 2014, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards are tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric is based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards, as well as those granted in the first quarter of Fiscal 2013 were settled in connection with the Merger.
The compensation cost related to LTPP awards primarily recognized in Selling, general and administrative expenses("SG&A") and the related tax benefit are as follows:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In millions)
Pre-tax compensation cost	$—	$3.8	$8.7
Tax benefit	—	1.3	3.0
After-tax compensation cost	$—	$2.5	$5.7
At July 28, 2013, the Company has no outstanding stock option awards, restricted stock units and restricted stock awards, other than the retention RSUs described above and no new equity plans have been approved by the Board of Directors.

(9)	Pensions and Other Post-Retirement Benefits
Following the closing of the Merger, the Company's employees will continue to participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/cost are as follows:

	Successor		Predecessor
	February 8 - July 28, 2013		April 29 - June 7, 2013		Three Months Ended July 29, 2012
	Pension Benefits	Other Retiree Benefits	Pension Benefits	Other Retiree Benefits	Pension Benefits	Other Retiree Benefits
	(In thousands)
Service cost	$5,074	$908	$3,974	$740	$7,835	$1,614
Interest cost	17,423	1,257	13,576	937	32,882	2,473
Expected return on plan assets	(28,343)	—	(28,826)	—	(62,340)	—
Amortization of prior service cost/(credit)	—	—	245	(677)	632	(1,545)
Amortization of unrecognized loss	—	—	10,460	223	18,904	451
Settlements	—	—	—	—	1,014	$—
Special Termination Benefits	—	—	17,230	—	—	—
Net periodic benefit expense (income)	$(5,846)	$2,165	$16,659	$1,223	$(1,073)	$2,993

The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger and such plans will be terminated within 364 days of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor period ended June 7, 2013.

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $387.1 million as of July 28, 2013 and $399.9 million as of April 28, 2013.

During the first quarter of Fiscal 2014, the Company contributed $75 million in the Successor period and $7 million in the Predecessor period to these defined benefit plans. On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions.  The measure, which is designed to stabilize the discount rate used to determine the funding requirements from the effects of interest rate volatility, will serve to preserve existing credit balances in the Heinz U.S. funded defined benefit pension plans.  The Company expects to make combined cash contributions of approximately $170 million in Fiscal 2014, none of which relate to these U.S. funded defined benefit pension plans.  However, actual contributions may be affected by pension asset and liability valuations during the year.

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
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income and certain costs associated with Fiscal 2014 Productivity Initiatives (see Note 4) and Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.
The following table presents information about the Company’s reportable segments:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In thousands)
Net external sales:
North American Consumer Products	$396,751	$307,972	$758,852
Europe	442,581	284,657	777,916
Asia/Pacific	365,629	272,116	650,159
U.S. Foodservice	169,907	135,688	315,346
Rest of World	151,637	112,439	281,178
Consolidated Totals	$1,526,505	$1,112,872	$2,783,451
Operating income/(loss):
North American Consumer Products(a)	$(38,944)	$65,459	$183,431
Europe(a)	(25,053)	32,918	137,194
Asia/Pacific(a)	(11,033)	37,616	78,888
U.S. Foodservice(a)	(19,423)	15,531	36,650
Rest of World(a)	10,024	10,559	31,013
Other:
Non-Operating(b)	(13,507)	(16,070)	(50,779)
Special Items(c)	(152,682)	(118,230)	—
Consolidated Totals	$(250,618)	$27,783	$416,397
______________________________________

(a)
The negative impact of the inventory step-up adjustment recorded in purchase accounting to operating income in the Successor period was $139.9 million for North American Consumer Products, $105.6 million for Europe, $58.5 million for Asia/Pacific, $33.8 million million for U.S. Foodservice and $7.3 million million for Rest of World.

(b)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(c)	Includes costs related to Fiscal 2014 Productivity Initiatives and Merger related costs including legal, accounting and other professional fees as well as severance and employee benefit costs.

The Company’s revenues are generated via the sale of products in the following categories:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In thousands)
Ketchup and Sauces	$773,123	$533,932	$1,319,300
Meals and Snacks	492,181	359,412	962,879
Infant/Nutrition	165,415	118,528	296,718
Other	95,786	101,000	204,554
Total	$1,526,505	$1,112,872	$2,783,451

(11)	Comprehensive Income/(Loss)
The following table summarizes the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the first quarters of Fiscal 2014 and Fiscal 2013, respectively:

	Successor			Predecessor
	February 8 - July 28, 2013			April 29 - June 7, 2013			Three Months Ended July 29, 2012
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net (loss)/income	$(75,876)	$1,275	$(74,601)	$(195,571)	$2,874	$(192,697)	$258,027	$6,651	$264,678
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(161,968)	(6,366)	(168,334)	(93,780)	(4,083)	(97,863)	(295,375)	(13,031)	(308,406)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	—	—	—	7,291	(25)	7,266	13,654	47	13,701
Net deferred (losses)/gains on derivatives from periodic revaluations	87,141	68	87,209	(1,099)	40	(1,059)	6,180	32	6,212
Net deferred losses/(gains) on derivatives reclassified to earnings	(107)	—	(107)	6,551	1	6,552	(9,102)	(3)	(9,105)
Total comprehensive income/(loss)	$(150,810)	$(5,023)	$(155,833)	$(276,608)	$(1,193)	$(277,801)	$(26,616)	$(6,304)	$(32,920)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Predecessor
Three Months Ended July 29, 2012
Foreign currency translation adjustments	$161	$—	$161
Reclassification of net pension and post-retirement benefit losses to net income	$5,806	$—	$5,806
Net change in fair value of cash flow hedges	$(4,076)	$(11)	$(4,087)
Net hedging gains/losses reclassified into earnings	$(5,776)	$(1)	$(5,777)
April 29 - June 7, 2013
Foreign currency translation adjustments	$(116)	$—	$(116)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	$2,958	$—	$2,958
Net change in fair value of cash flow hedges	$377	$(13)	$364
Net hedging gains/losses reclassified into earnings	$2,822	$1	$2,823
Successor
February 8 - July 28, 2013
Foreign currency translation adjustments	$(47)	$—	$(47)
Net change in fair value of cash flow hedges	$(43,699)	$19	$(43,680)
Net hedging gains/losses reclassified into earnings	$(363)	$—	$(363)
The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H.J. Heinz Company:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In thousands)
Predecessor
Balance as of April 28, 2013	$(236,412)	$(962,653)	$24,527	(1,174,538)
Other comprehensive (loss)/income before reclassifications	(93,780)	—	(1,099)	(94,879)
Amounts reclassified from accumulated other comprehensive loss	—	7,291	6,551	13,842
Net current-period other comprehensive loss	(93,780)	7,291	5,452	(81,037)
Balance as of June 7, 2013	$(330,192)	$(955,362)	$29,979	$(1,255,575)

Successor
Balance as of February 8, 2013	$—	$—	$—	—
Other comprehensive (loss)/income before reclassifications	(161,968)	—	87,141	(74,827)
Amounts reclassified from accumulated other comprehensive loss	—	—	(107)	(107)
Net current-period other comprehensive loss	(161,968)	—	87,034	(74,934)
Balance as of July 28, 2013	$(161,968)	$—	$87,034	$(74,934)

The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H.J. Heinz Company for the three months ended July 28, 2013:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings	Reclassified from accumulated other comprehensive income/(loss) to earnings	Line affected by reclassification
(In thousands)
	Successor	Predecessor
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$265	$990	Sales
Foreign exchange contracts	205	1,814	Cost of products sold
Foreign exchange contracts	—	(1,859)	Other income
Foreign exchange contracts	—	61	Interest expense
Interest rate contracts	—	(20)	Interest expense
Cross-currency interest rate swap contracts	—	(538)	Other expense
Cross-currency interest rate swap contracts	—	(9,821)	Interest expense
	470	(9,373)	Loss from continuing operations before income tax
	(363)	2,822	Provision for income taxes
	$107	$(6,551)	Loss from continuing operations

Gains/(losses) on pension and post retirement benefit:
Actuarial gains/(losses)	$—	$(10,681)	(a)
Prior service credit/(cost)	—	432	(a)
	—	(10,249)	Loss from continuing operations before income tax
	—	2,958	Provision for income taxes
	$—	$(7,291)	Loss from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 9 for further details.

(12)	Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

	Capital Stock	Treasury Stock	Additional Capital	Retained Earnings	Accum OCI	Noncontrolling Interest	Total
Predecessor	(In thousands)
Balance as of April 28, 2013	$107,774	$(4,647,242)	$608,504	$7,907,033	$(1,174,538)	$47,290	$2,848,821
Comprehensive (loss)/ income(a)	—	—	—	(195,571)	(81,037)	502	(276,106)
Stock options exercised, net of shares tendered for payment	—	1,133	36,434	—	—	—	37,567
Stock option expense	—	—	(143,061)	—	—	—	(143,061)
Restricted stock unit activity	—	351	(68,499)	—	—	—	(68,148)
Other	—	36	(48)	(15)	—	—	(27)
Balance as of June 7, 2013	$107,774	$(4,645,722)	$433,330	$7,711,447	$(1,255,575)	$47,792	$2,399,046
______________________________________
(a) The allocation of the individual components of comprehensive (loss)/income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 11.

	Capital Stock	Additional Capital	Accumulated deficit	Accum OCI	Noncontrolling Interest	Total
Successor	(In thousands)
Balance as of February 8, 2013	$—	$—	$—	$—	$—	$—
Common stock issued to Holdings (b)	16,500,000	—	—	—	—	16,500,000
Fair Value of Noncontrolling Interest as of June 8, 2013		—	—	—	230,000	230,000
Comprehensive loss	—	—	(75,876)	(74,934)	(2,964)	(153,774)
Balance at July 28, 2013	$16,500,000	$—	$(75,876)	$(74,934)	$227,036	$16,576,226
______________________________________
(b) The Company issued 100 shares of common stock with no par value per share to Holdings.

(13)	Debt
The Company's long-term debt consists of the following:

	Successor	Predecessor
	July 28, 2013	April 28, 2013
	(Unaudited)
	(In thousands)
Term B-1 Loan	$2,935,563	$—
Term B-2 Loan	6,533,924	—
4.25% Second Lien Senior Secured Notes due 2020	3,100,000	—
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	11,168	25,688
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	47,301	56,293
5.35% U.S. Dollar Notes due July 2013	—	499,993
8.0% Heinz Finance Preferred Stock due July 2013	—	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	—	163,182
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	—	500,000
Japanese Yen Credit Agreement due October 2015 (variable rate)	—	152,983
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	—	100,000
2.00% U.S. Dollar Notes due September 2016	58,308	299,933
1.50% U.S. Dollar Notes due March 2017	17,742	299,648
U.S. Dollar Remarketable Securities due December 2020	—	119,000
3.125% U.S. Dollar Notes due September 2021	34,433	395,772
2.85% U.S. Dollar Notes due March 2022	5,599	299,565
6.375% U.S. Dollar Debentures due July 2028	258,727	231,396
6.25% British Pound Notes due February 2030	204,273	192,376
6.75% U.S. Dollar Notes due March 2032	477,739	435,185
7.125% U.S. Dollar Notes due August 2039	1,028,570	628,082
	14,713,347	4,749,096
Hedge Accounting Adjustments (See Note 16)	—	122,455
Less portion due within one year	(101,905)	(1,023,212)
Total long-term debt	$14,611,442	$3,848,339
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.01%	4.07%
Senior Credit Facilities

The Senior Credit Facilities is with a syndicate of banks and other financial institutions and provides financing of up to $9.5 billion and consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2.0 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities” and, together with the Term Loan Facilities, the "Senior Credit Facilities"). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn.

Borrowings under the Term Loan Facilities have tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Loans under the revolving credit facilities have 5 year maturities and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn.

The obligations of the Company under the Senior Credit Facilities are guaranteed by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary of the Company. The Senior Credit Facilities and any swap agreements and cash management arrangements provided by any party to the Senior Credit Facilities or any of its affiliates are expected to be secured on a first priority basis by a perfected security interest in substantially all of the Company's and each guarantor's tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property above a value to be agreed and all of the capital stock of the borrower and all capital stock directly held by the borrower or any subsidiary guarantor of each of its wholly-owned material restricted subsidiaries (limited to 65% of the capital stock of foreign subsidiaries).

The Senior Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limits or restricts the ability of the Company and its restricted subsidiaries to incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than the Merger); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business.

In addition, under the Revolving Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and events of default. As of July 28, 2013, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes

On April 1, 2013, in connection with the Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Merger Subsidiary, Holdings and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”).

On June 7, 2013, the Company, certain of its direct and indirect wholly owned domestic subsidiaries (the “Guarantors”), the Trustee and the Collateral Agent entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Notes. Also on June 7, 2013, in connection with the Merger, we executed a Joinder Agreement (the “Purchase Agreement Joinder”) to the Purchase Agreement, dated March 22, 2013 (the “Purchase Agreement”), among Merger Subsidiary, Parent and the several initial purchasers named in the schedule thereto (the “Initial Purchasers”), relating to the issuance and sale by Merger Subsidiary to the Initial Purchasers of $3.1 billion in aggregate principal amount of the Notes, pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Purchase Agreement.

Interest on the Notes accrues at the rate of 4.25% per annum and is payable, in cash, semi-annually in arrears on each date April 15 and October 15, beginning on October 15, 2013, to holders at the close of business on April 1 and October 1 immediately preceding the applicable interest payment date. Interest on the Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months. Each interest period will end on (but not include) the relevant interest payment date.

The Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates;

sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We are in compliance with these covenants as of July 28, 2013.

The Notes can be redeemed at any time prior to April 15, 2015 by paying a make-whole premium, plus accrued and unpaid interest to the redemption date. We may redeem all or part of the Notes at any time after April 15, 2015 at the following percentages: 2015: 102.125%, 2016: 101.0625%, 2017 and thereafter: 100.00%. In addition, at any time prior to April 15, 2015, we may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings.

If the Company experiences a change of control, the holders of the Notes have the right to require the Company to offer to repurchase the Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and additional amounts, if any, to the date of such repurchase.

On April 1, 2013, concurrently with the consummation of the issuance of the Notes, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") among Merger Subsidiary, Holdings and Wells Fargo Securities, LLC for itself and on behalf of the Initial Purchasers. On June 7, 2013, we executed a joinder to the Registration Rights Agreement pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we agreed, at our own cost, for the benefit of the holders of the Notes, to use our commercially reasonable efforts to file a registration statement (the “exchange offer registration statement”) with respect to a registered exchange offer (each, an “exchange offer”) to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest), to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date.

Financing implications of the acquisition on our existing debt

A substantial portion of the Company's indebtedness was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggered certain downgrades in the ratings of the Company's debt).  On June 7, 2013 certain of the Company's outstanding indebtedness that was not subject to acceleration upon a change of control and that either did not contain change of control repurchase obligations or where the holders did not elect to have such indebtedness repurchased in a change of control offer remain outstanding as at June 7, 2013.
On March 13, 2013, the Company launched a consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement. As of March 21, 2013, the Company received the required consents to waive such provisions and as a result those notes remain outstanding as at July 28, 2013.
Debt issuance costs
As of July 28, 2013, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Notes were $315.9 million, collectively. Amortization of debt issuance costs recorded were $8.6 million and $0.9 million for the Successor period and the Predecessor period, respectively. These costs are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

Total long term debt matures as follows:

	Fiscal Year
	2014	2015	2016	2017	2018	There After	Total
	(In thousands)
Maturity /Retirements	$101,905	$106,424	$104,591	$186,171	$97,776	$14,116,480	$14,713,347

(14)	Financing Arrangements
On May 31, 2013, the Company entered into an amendment of the $175 million accounts receivable securitization program that extended the term until May 30, 2014. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers subsequent to this amendment are accounted for as secured borrowings and the receivables sold pursuant to this program are included on the balance sheet as trade receivables, along with the Deferred Purchase price.
In addition, the Company acted as servicer for approximately $104 million and $191 million of trade receivables which were sold to unrelated third parties without recourse as of July 28, 2013 and April 28, 2013, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of July 28, 2013 and April 28, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of July 28, 2013 and April 28, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Successor				Predecessor
	July 28, 2013				April 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$161,271	$—	$161,271	$—	$68,892	$—	$68,892
Total assets at fair value	$—	$161,271	$—	$161,271	$—	$68,892	$—	$68,892
Liabilities:
Derivatives(a)	$—	$19,030	$—	$19,030	$—	$79,871	$—	$79,871
Total liabilities at fair value	$—	$19,030	$—	$19,030	$—	$79,871	$—	$79,871
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

The aggregate carrying value of the Company's long-term debt, including the current portion, approximates fair value at July 28, 2013. The aggregate fair value of the Company's long-term debt, including the current portion, was $5.35 billion as compared with the carrying value of $4.87 billion at April 28, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the first quarters of Fiscal 2014 and 2013.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At July 28, 2013, the Company had outstanding currency exchange and interest rate derivative contracts with notional amounts of $1.47 billion, and $9 billion, respectively. At April 28, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $873 million, $160 million and $316 million, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of July 28, 2013 and April 28, 2013:

	Successor		Predecessor
	July 28, 2013		April 28, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$24,505	$—	$23,240	$4,226	$—
Other non-current assets	3,051	240,146	11,498	29,103	—
	27,556	240,146	34,738	33,329	—
Derivatives not designated as hedging instruments:
Other receivables, net	272	—	825	—	—
Other non-current assets	—	—	—	—	—
	272	—	825	—	—
Total assets	$27,828	$240,146	$35,563	$33,329	$—
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$5,403	$—	$1,508	$—	$34,805
Other non-current liabilities	344	—	217	—	37,520
	5,747	—	1,725	—	72,325
Derivatives not designated as hedging instruments:
Other payables	13,284	—	4,860	—	—
Other non-current liabilities	—	—	—	960	—
Total liabilities	$19,031	$—	$6,585	$960	$72,325

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the first quarters ended July 28, 2013 and July 29, 2012:

	Successor		Predecessor
	February 8 - July 28, 2013		April 29 - June 7, 2013			Three Months Ended July 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$8,629	$122,212	$2,603	$—	$(4,079)	$4,889	$—	$5,123
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$265	$—	$990	$—	$—	$1,746	$—	$—
Cost of products sold	205	—	1,814	—	—	(1,368)	—	—
Selling, general and administrative expenses	—	—	—	—	—	(148)	—	—
Other (expense)/income, net	—	—	(1,858)	—	(9,821)	7,300	—	8,917
Interest (expense)/income	—	—	61	(20)	(538)	(50)	(59)	(1,452)
	470	—	1,007	(20)	(10,359)	7,480	(59)	7,465
Fair value hedges:
Net (losses)/gains recognized in other expense, net	—	(180)	—	(5,925)	—	—	4,634	—

Derivatives not designated as hedging instruments:
Unrealized gain on derivative instruments	—	117,934	—	—	—	—	—	—
Net losses recognized in other expense, net	(18,389)	—	(3,890)	—	—	(1,675)	—	—
Net gains recognized in interest income	—	—	—	—	—	—	193	—
	(18,389)	117,934	(3,890)	—	—	(1,675)	193	—
Total amount recognized in statement of income	$(17,919)	$117,754	$(2,883)	$(5,945)	$(10,359)	$5,805	$4,768	$7,465

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
Interest Rate Hedging:
The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates and London Interbank Offered Rates (LIBOR). Derivatives used to hedge risk associated with changes in the fair value of certain fixed-rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.
The Company also entered into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of the merger, these contracts were terminated in May 2013.

Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with income of $117.9 million in the Successor period. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9.0 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.
Deferred Hedging Gains and Losses:
As of July 28, 2013, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $7.3 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters of Fiscal 2014 and Fiscal 2013, respectively.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $752.6 million and $369.9 million that did not meet the criteria for hedge accounting as of July 28, 2013 and April 28, 2013, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains/(losses) related to outstanding contracts totaled $(13.0) million and $(4.0) million as of July 28, 2013 and April 28, 2013, respectively. These contracts are scheduled to mature within one year.
During the first quarter of Fiscal year 2013, forward contracts were put into place to help mitigate the unfavorable impact of translation associated with key foreign currencies which resulted in a gain of $6.2 million for the first quarter ended July 29, 2012.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument was being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated.
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

(17)	Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar. The amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $98.4 million at July 28, 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Merger

The H.J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. The Company has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.

On February 13, 2013, the Company entered into the Merger Agreement with Parent and Merger Subsidiary. The terms of the Merger Agreement were unanimously approved by the Company's Board of Directors on February 13, 2013 and by the majority of votes cast at a special shareholder meeting on April 30, 2013. The acquisition was consummated on June 7, 2013, and as a result, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Holdings, which is in turn an indirect wholly owned subsidiary of Parent. Parent is controlled by the Sponsors. Upon the completion of the Merger, the Company's shareholders received $72.50 in cash for each share of common stock. The total aggregate value of the Merger consideration was approximately $28.75 billion, including the assumption of the Company's outstanding debt. The Merger consideration was funded through a combination of equity contributed by the Sponsors totaling $16.5 billion and proceeds from long-term borrowings totaling $12.6 billion. The Company's capital structure is further discussed under Liquidity and Financial Position.

Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets were based on preliminary estimated fair values as of the Merger date, as described further in Note 2 to the Financial Statements. In addition to the transaction related expenses discussed further below, the following are reflected in our results of operations for the Successor period ended July 28, 2013:

•
The preliminary purchase accounting adjustment to inventory resulted in an increase in cost of products sold of approximately $345 million as those products were sold to customers during the period subsequent to the Merger.

•	Incremental amortization of approximately $4 million on the step-up in basis of definite-lived intangible assets which was included within cost of products sold.

•	Incremental interest expense of $73 million related to new borrowings under the Senior Credit Facilities and the Notes issued in a private offering, in connection with the Merger.

•	The purchase accounting adjustment to deferred pension costs resulted in a decrease in pension expense of approximately $4 million which was primarily reflected in cost of products sold.

•
We recognized a gain of $118 million on interest rate swap agreements entered into by Merger Subsidiary prior to the Merger to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded the gain due to changes in fair value of these instruments, and separately reflected in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. As of the Merger date, these interest rate swaps were designated as cash flow hedges of the variable interest payments on the term notes issued in connection with the Merger, with changes in fair value of the derivatives reflected in other comprehensive income from that date forward.

Transaction Related Expenses. The Company incurred $150.4 million in Merger related costs on a pretax basis, including $60.4 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $90 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.

Prior to consummation of the Merger, the Company incurred $112.2 million of Merger related costs, including $48.1 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans, and $64.0 million of professional fees. These amounts are separately reflected in Merger related costs in the accompanying statement of operations for the Predecessor period. The Company also recorded a loss from the extinguishment of debt of approximately $129.4 million for debt required to be repaid upon closing as a result of the change in control which is reflected in Other (expense) income, net, in the accompanying statement of operations for the Predecessor period.

Executive Overview

During the first quarter of Fiscal 2014, the Company's total sales were $1.11 billion for the Predecessor period and $1.53 billion for the Successor period, compared to reported sales of $2.78 billion for the first quarter of Fiscal 2013. The decline in sales was principally due to a decrease in volume of 4.5% as favorable volume in emerging markets was more than offset by declines in developed markets. Volume in the current quarter was unfavorably impacted by the strategic decision to realign promotional activity in the U.S. and U.K., the timing of sales in the U.K. related to the Project Keystone go-live in May, and by one extra month of sales (approximating 1.3% of sales) being reported in Brazil in the prior year as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting. Net pricing increased sales by 0.6%, driven by price increases in Brazil, Indonesia and the U.S. partially offset by price decreases in Venezuela. Divestitures decreased sales by 0.3% and unfavorable foreign exchange translation rates decreased sales by 0.9%.
In the first quarter of Fiscal 2014, gross profit, operating income and net income have been significantly impacted by Merger related costs and expenses. In addition, for the Successor period, the effects of the new basis of accounting resulted in increased non-cash charges to cost of sales for the step up in inventory value, increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulting in higher interest costs compared to prior year quarter. See The Merger and The Results of Operation sections for further information on the Merger related costs and expenses and further analysis of our operating results for the quarter.

Discontinued Operations

During the first quarter of Fiscal 2014, the Company completed the sale of Shanghai LongFong Foods, a maker of frozen products in China, resulting in an insignificant loss which has been recorded in discontinued operations in the Successor period.
During the first quarter of Fiscal 2013, the Company completed the sale of its U.S. Foodservice frozen desserts business, resulting in a $31.5 million pre-tax ($20.4 million after-tax) loss which has been recorded in discontinued operations.
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for discontinued operations:

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In millions)
Sales	$2.9	$1.2	$10.2
Net after-tax losses	$(1.7)	$(1.3)	$(7.7)
Tax benefit on losses	$—	$—	$0.6

Fiscal 2014 Productivity Initiatives

During Fiscal 2014, the Company is investing in productivity initiatives designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $2.3 million in the Successor period and $6.0 million in the Predecessor period which were recorded in the Non-Operating segment. See Note 4, “Fiscal 2014 Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the first quarter of Fiscal 2013.
On August 9, 2013, the Company announced the beginning of a restructuring plan that will result in the reduction of a number of corporate and field positions across the Company's global business segments. The Company is undertaking the restructuring as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business.
As of September 11, 2013, the date of this filing, the number of employees impacted globally by this restructuring is approximately 1,200. The Company currently estimates it will incur total charges of approximately $160 million related to severance benefits and other severance-related expenses related to these impacted employees and the ongoing annual cost savings is estimated to be approximately $150 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Period from February 8, 2013 through July 28, 2013 (Successor), the Period from April 29 through June 7, 2013 (Predecessor) and Three Months Ended July 29, 2012

Results of Continuing Operations

Sales were $1.53 billion for the Successor period and $1.11 billion for the Predecessor period, respectively, compared to $2.78 billion for the three months ended July 29, 2012, a decrease of $144 million or 5.2% period over period. Volume decreased 4.5%, as favorable volume in emerging markets was more than offset by declines in developed markets. Volume in the current quarter was unfavorably impacted by reduced promotional pricing mainly in the U.S. when compared to the prior year period and by one extra month of sales (approximating 1.3% of sales) being reported in Brazil in the prior year period as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting. Net pricing increased sales by 0.6%, driven by price increases in Brazil, Indonesia and the U.S. partially offset by price decreases in Venezuela. Divestitures decreased sales by 0.3% and unfavorable foreign exchange translation rates decreased sales by 0.9%.

Gross profit decreased $414 million or 41.3% to $205 million for the Successor period and $383 million for the Predecessor, respectively, from a gross profit of $1.0 billion for the three months ended July 29, 2012, and gross profit margin decreased to 22.3% from 36.0%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory. Gross profit was also negatively impacted by the lower volume and by Fiscal 2014 productivity initiatives of $2 million for the Successor period and $6 million for the Predecessor period, respectively. These productivity related charges are recorded in the non-operating segment.

Selling, general and administrative expenses ("SG&A") decreased $37 million, or 6.4% to $305 million for the Successor period and $243 million for the Predecessor period, and decreased as a percentage of sales to 20.8% from 21.0% period over period. The decrease in SG&A is attributable to lower marketing spend and general and administrative expense.

Merger related costs in the Successor period include $60.4 million consisting primarily of advisory fees, legal, accounting and other professional costs and $90.0 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. In the Predecessor period, Merger related costs include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans, and $64 million of professional fees.

Operating income decreased $639 million to an operating loss of $251 million for the Successor period and an operating income of $28 million for the Predecessor period, respectively, reflecting the decrease in gross profit discussed above and the impact of the merger related charges.

Net interest expense increased $75 million, to $107 million for the Successor period and $32.5 million for the Predecessor period, respectively, reflecting higher average debt balances resulting from the Merger. Included in the Successor period is $24.5 million of interest expense incurred by Merger Subsidiary prior to the consummation of the Merger. Other income(expense), net, decreased $148 million, to an expense of $20 million for the Successor period and expense of $126 million for the Predecessor period, respectively, primarily related to the costs for early extinguishment of debt related to the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded gain of $117.9 million due to changes in fair value of these instruments and separately reflected in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.

For the Successor period the Company recorded a tax benefit of $186.6 million, or 71.9% of pretax loss. For the Predecessor period the Company recorded a tax expense of $61.1 million, or (46.9%) of pretax loss. In the first quarter of Fiscal 2013, the Company recorded a tax expense of $61.6 million, or 17.4% of pretax income.

The Successor period tax benefit included a benefit of $103.7 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted in the period, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting for the Merger. These benefits were partially offset by current period nondeductible Merger related costs.

The tax provision for the Predecessor period was principally caused by the effect of increased repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period, and the effect of current period nondeductible Merger related costs.

The tax provision for the first quarter of Fiscal 2013 included the benefit of an intangible asset revaluation and a benefit of $9.5 million related to 200 basis point statutory tax rate reduction also in the United Kingdom.

The net loss from continuing operations attributable to H. J. Heinz Company was $74 million for the Successor period and $194 million for the Predecessor period, respectively, compared to net income of $286 million in the first quarter of Fiscal 2013.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $54 million, or 7.1%, to $397 million for the Successor period and $308 million for the Predecessor period, respectively. Higher net price of 0.5% reflects higher pricing on ketchup in the U.S. primarily resulting from reduced promotions. Volume was down 7.4% reflecting declines in Heinz® ketchup, Classico® pasta sauces, Ore-Ida® frozen potatoes and Smart Ones® frozen entrees, primarily due to the strategic decision to realign promotional activity. Unfavorable Canadian exchange translation rates decreased sales 0.2%.

Gross profit decreased $162 million, or 51.6%, to $28 million for the Successor period and $123 million for the Predecessor period, and the gross profit margin decreased to 21.5% from 41.3%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, and lower volume. Operating income decreased $157 million to an operating loss of $39 million for the Successor period and operating income of $66 million for the Predecessor period reflecting the decline in gross profit, partially offset by lower SG&A primarily related to lower marketing spend.

Europe

Heinz Europe sales decreased $51 million, or 6.5%, to $443 million for the Successor period and $285 million for the Predecessor period. Volume was down 6.1% as strong performance in Russia was more than offset by soft category sales in the U.K., Italy and Continental Europe. Volume in the U.K. was also impacted by the strategic decision to realign promotional activity and by the timing of sales related to the Project Keystone go-live in May. Net pricing decreased 0.2% primarily reflecting lower pricing on soup and beans in the U.K. The divestitures of a small soup business in Germany and a non-core product line in Russia decreased sales 1.1%. Favorable exchange translation rates increased sales 0.9%.

Gross profit decreased $138 million, or 46.3%, to $61 million for the Successor period and $98 million for the Predecessor period, while the gross profit margin decreased to 21.9% from 38.2%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and lower volume. Operating income decreased $129 million to an operating loss of $25 million for the Successor period and operating income of $33 million for the Predecessor period, reflecting the decline in gross profit, partially offset by lower SG&A primarily related to lower marketing spend.

Asia/Pacific

Heinz Asia/Pacific sales decreased $12 million, or 1.9%, to $366 million for the Successor period and $272 million for the Predecessor period, as unfavorable exchange translation rates decreased sales by 3.3%. Volume increased 0.7% largely a result of growth in ABC® products in Indonesia in part due to holiday timing, and continued strong performance of Master® branded sauces in China and Heinz branded infant feeding products in China. These increases were partially offset by declines in Glucon D® and Complan® branded products in India. Pricing increased 0.7%, due to ABC® sauces in Indonesia and Master® branded sauces in China, partially offset by higher promotion spending in Australia.

Gross profit decreased $53 million, or 25.6%, to $62 million for the Successor period and $93 million for the Predecessor period, while the gross profit margin decreased to 24.4% from 32.1%. These decreases are related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, as well as, unfavorable foreign exchange translation rates. Operating income decreased $52 million to an operating loss of $11 million for the Successor period and operating income of $38 million for the Predecessor period, reflecting the decline in gross profit, partially offset by lower SG&A. SG&A in the prior year benefited from a gain on the sale of excess land in Indonesia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $10 million, or 3.1%, to $170 million for the Successor period and $136 million for the Predecessor period. Pricing increased sales 0.9%, largely due to price increases on ketchup while volume decreased by 4.0% reflecting declines in ketchup and frozen soup.

Gross profit decreased $41 million, or 46.6%, to $9 million for the Successor period and $39 million for the Predecessor period and the gross profit margin decreased to 15.4% from 28.0%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and lower volume. Operating income decreased $41 million to an operating loss of $19 million for the Successor period and operating income of $16 million for the Predecessor period reflecting the decline in gross profit.

Rest of World

Sales for Rest of World decreased $17 million, or 6.1%, to $152 million for the Successor period and $112 million for the Predecessor period. Volume decreased 4.9% as a result of one extra month of sales reported in Brazil in the prior year quarter as discussed above, whose impact was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. The volume decline in Brazil was partially offset by favorable volume in Venezuela and Mexico. Pricing increased sales by 2.3%, largely due to price increases on Quero® branded products in Brazil, partially offset by price decreases in Venezuela. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 3.5%.

Gross profit decreased $12 million, or 13.3%, to $45 million for the Successor period and $36 million for the Predecessor period, and the gross profit margin decreased to 30.5% from 33.1%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, the lower volume in Brazil resulting from the extra month of results in the prior quarter and lower results in Venezuela. Operating income decreased $10 million to $10 million for the Successor period and $11 million for the Predecessor period, primarily reflecting the decline in gross profit.

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Notes:

•$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Prior to the Merger, Merger Subsidiary entered into interest rate swaps to mitigate exposure to the variable interest rates on these term loans and as a result, the rate on future interest payments beginning in January 2015 and extending through July 2020 have been fixed at an average fixed rate of 2.1%,

•$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn, and

•$3.1 billion of 4.25% secured second lien notes with a 7.5 year maturity, which are required to be exchanged within one year of consummation of the Merger Agreement for registered notes.

On June 7, 2013, Merger Subsidiary's indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt. Refer to Note 13 of consolidated interim financial statements for a more thorough discussion of our new debt arrangements.

Cash used for operating activities was $274 million for the Successor period and $372 million for the Predecessor period, compared to cash provided by operating activities of $49 million for the three months ended July 29, 2012. The decline reflects the operating loss in the current period resulting from merger related costs and charges incurred on the early extinguishment of debt, and unfavorable movements in accounts payable and income taxes, partially offset by favorable movements in inventories.

Cash used for investing activities totaled $21.5 billion for the Successor period and $89.8 million for the Predecessor period, compared to $73 million for the prior year quarter. Reflected in our cash flows used in investing activities for the Successor period, is the merger consideration, net of cash on hand, of $21.5 billion.

Cash provided by financing activities totaled $24.4 billion for the Successor period and $85.4 million for the Predecessor period, compared to cash used for financing activities of $243 million in the prior year quarter. The Merger was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $11.5 billion under Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Notes. The Company used such proceeds, which was partially offset by $315.9 million of debt issuance costs, to repay $4.2 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts. Net cash used in the first quarter of Fiscal 2013 primarily related to an additional interest acquired in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80 million and dividend payments of $166 million.

At July 28, 2013, the Company had total debt of $14.71 billion and cash and cash equivalents of $2.68 billion.

In order to more efficiently manage foreign cash, we had a taxable distribution of earnings from certain foreign subsidiaries to the U.S. in the Predecessor period ended June 7, 2013 totaling approximately $420 million which resulted in a charge to our provision for income taxes of approximately $100 million in the same period. We are able to use existing foreign tax credit carryforwards to offset the tax liability created by such distributions such that there were no incremental cash taxes incurred in the period.  Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. We continue to expect to reinvest the majority of the earnings of our foreign subsidiaries in our international operations. However we have determined that a portion of our unremitted foreign earnings are likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings which we currently do not consider permanently reinvested, a deferred tax liability of approximately $215 million has been recorded as of July 28, 2013.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company expects to make quarterly cash distributions to Holdings to fund this dividend.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company's cash requirements for operations, including capital spending, debt maturities and interest payments. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.

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

On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30. The monetary net asset position of our Venezuelan subsidiary was also reduced as a result of the devaluation. While our future operating results in Venezuela will be negatively impacted by the currency devaluation, we plan to take actions to help mitigate these effects. Accordingly, we do not expect the devaluation to have a material impact on our operating results going forward. In Fiscal 2013, sales in Venezuela represented 3% of the Company's total sales.

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

The following table represents the contractual obligations of the Company as of July 28, 2013.

	Fiscal Year
	2014	2015-2016	2017-2018	2019 Forward	Total
	(In thousands)
Long Term Debt(1)	$111,163	$223,085	$299,135	$16,397,768	$17,031,151
Capital Lease Obligations	2,859	13,897	5,958	12,819	35,533
Operating Leases	68,771	135,279	105,642	281,019	590,711
Purchase Obligations	1,272,084	580,239	154,863	231,595	2,238,781
Other Long Term Liabilities Recorded on the Balance Sheet	206,460	218,717	210,004	229,961	865,142
Total	$1,661,337	$1,171,217	$775,602	$17,153,162	$20,761,318

(1)
Amounts include expected cash payments for interest on fixed rate long-term debt. Due to the uncertainty of forecasting expected variable rate interest payments, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain incentive compensation arrangements and pension and postretirement benefit commitments. Long-term liabilities related to income taxes and insurance accruals included on the consolidated balance sheet are excluded from the table above as the Company is unable to estimate the timing of the payments for these items.

As of the end of the first quarter of Fiscal 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $64.4 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

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

Fiscal 2014 Results Excluding Charges for Productivity Initiatives and Merger Related Costs

The adjustments were charges in Fiscal 2014 for non-recurring productivity initiatives and merger related costs that, in management's judgment, significantly affect the year-over-year assessment of operating results. See "The Merger" and “Fiscal 2014 Productivity Initiatives” sections for further explanation of these charges and the following reconciliation of the Company's first quarter of Fiscal 2014 results excluding charges for merger related costs and productivity initiatives to the relevant GAAP measure.

	Successor
	February 8 - July 28, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax Loss	Net Loss attributable to H.J. Heinz Company
	(Amounts in thousands except per share amounts)
Reported results	$1,526,505	$204,704	$304,922	$150,400	$(250,618)	$(259,457)	$(74,176)
Charges for productivity initiatives and merger related costs	—	2,039	243	150,400	152,682	61,285	51,074
Results excluding charges for productivity initiatives and merger related costs	$1,526,505	$206,743	$304,679	$—	$(97,936)	$(198,172)	$(23,102)

	Predecessor
	April 29 - June 7, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax Loss	Net Loss attributable to H.J. Heinz Company
	(Amounts in thousands except per share amounts)
Reported results	$1,112,872	$383,335	$243,364	$112,188	$27,783	$(130,327)	$(194,298)
Charges for productivity initiatives and merger related costs	—	5,725	(11,591)	112,188	106,322	235,690	168,735
Results excluding charges for productivity initiatives and merger related costs	$1,112,872	$389,060	$254,955	$—	$134,105	$105,363	$(25,563)

There were no such adjustments in the Company's first quarter of Fiscal 2013.

EBITDA & Adjusted EBITDA (from Continuing Operations)

EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, transaction costs, restructuring and related professional fees.    EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity.

We believe that EBITDA and adjusted EBITDA are useful to investors, analysts and other external users of our consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other one-time items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

Because of their limitations, neither EBITDA nor adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Additionally, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt agreements.

	Successor	Predecessor
	February 8 - July 28, 2013	April 29 - June 7, 2013	Three Months Ended July 29, 2012
	(In thousands)
(Loss)/income from continuing operations, net of tax	$(72,901)	$(191,424)	$292,828
Interest expense, net	106,829	32,472	64,265
Provision for income tax	(186,556)	61,097	61,587
Depreciation	36,410	35,880	72,638
Amortization	15,260	5,143	11,892
EBITDA	$(100,958)	$(56,832)	$503,210

Amortization of inventory step-up	344,994	—	—
Charges for productivity initiatives and merger related costs	152,688	118,188	—
Unrealized gain on derivative instruments	(117,934)	—	—
Loss from the extinguishment of debt	—	129,367	—
Other expense/(income), net	10,541	(4,824)	(4,922)
Stock based compensation	—	4,318	15,600
Other adjustments	1,900	(11,908)	(3,300)
Adjusted EBITDA	$291,231	$178,309	$510,588
The decrease in net income in the Successor and Predecessor periods of Fiscal 2014 was driven by productivity initiatives, merger related costs, and a increase in interest expense related to new borrowings under the new Senior Credit Facilities and the Notes. The decrease was partially offset by an unrealized gain on interest rate swap agreements that served as economic hedges of future interest payments on new borrowings and a decrease in income tax expense. The decline in Adjusted EBITDA was primarily due to the strategic decision to realign promotional activity in the U.S. and the U.K., one extra month of sales being reported in Brazil in the prior year as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting, the timing of sales in the U.K. related to the Project Keystone go-live in May, and unfavorable exchange translation rates.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in the Annual Report on Form 10-K for the year ended April 28, 2013 its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Company's current Form 10-K have occurred as of July 28, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the three months ended July 28, 2013. For additional information, refer to pages 23-25 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

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

(b) Changes in Internal Control over Financial Reporting

During the first three months of Fiscal 2014, the Company continued its implementation of SAP software across operations in the U.K. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report under this item.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended April 28, 2013, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or results of operations.

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

•	changes in estimates in critical accounting judgments and changes in laws and regulations, including tax laws,

•	the success of tax planning strategies,

•	the possibility of increased pension expense and contributions and other people-related costs,

•	the potential adverse impact of natural disasters, such as flooding and crop failures, and the potential impact of climate change,

•	the ability to implement new information systems, potential disruptions due to failures in information technology systems, and risks associated with social media, and

•	other factors described in “Risk Factors” and "Cautionary Statement Relevant to Forward-Looking Information" in the Company's Form 10-K for the fiscal year ended April 28, 2013.

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

2.1
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2.2
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, is incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

3(ii)	Amended and Restated Bylaws of H. J. Heinz Company dated June 7, 2013, is incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.
4.1
Indenture, dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer, which was merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

4.2
 Supplemental Indenture, dated as of June 7, 23013, by and among H. J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent is incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

4.3	Form of 4.25% Second Lien Senior Secured Notes due 2020 (included in Exhibit 4.1)
10.1
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.2
Security Agreement, dated as of June 7 , 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.3
Guaranty Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto , and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.4
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.5
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.6
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.7
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.8
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

10.9
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

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date:	September 11, 2013
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	September 11, 2013
		By:	/s/ John Mastalerz Jr.
John Mastalerz Jr.
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

2.1
Agreement and Plan of Merger, dated as of February 13, 2013, by and among H.J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 15, 2013.

2.2
Amendment to Agreement and Plan of Merger, dated as of March 4, 2013, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) and Hawk Acquisition Sub, Inc. is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 6, 2013.

3(i)
Amended and Restated Articles of Incorporation of H. J. Heinz Company dated June 7, 2013, is incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

3(ii)	Amended and Restated Bylaws of H. J. Heinz Company dated June 7, 2013, is incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated June 13, 2013.
4.1
Indenture, dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., as Issuer, which was merged with and into H.J. Heinz Company, the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent is incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

4.2
 Supplemental Indenture, dated as of June 7, 23013, by and among H. J. Heinz Company, the parties signatories thereto as Guarantors and Wells Fargo Bank, National Association as Trustee and Collateral Agent is incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

4.3	Form of 4.25% Second Lien Senior Secured Notes due 2020 (included in Exhibit 4.1)
10.1
Credit Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the other agents party thereto, and the lenders party thereto from time to time is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.2
Security Agreement, dated as of June 7 , 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.3
Guaranty Agreement, dated as of June 7, 2013, by and among H. J. Heinz Company, Hawk Acquisition Intermediate Corporation II, Hawk Acquisition Sub, Inc., the subsidiary guarantors from time to time party thereto , and JPMorgan Chase Bank, N.A., as collateral agent, is incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.4
Purchase Agreement, dated March 22, 2013, by and among Hawk Acquisition Sub, Inc., Hawk Acquisition Intermediate Corporation II and the several initial purchasers named in the schedule thereto, is incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.5
Joinder Agreement, dated June 7, 2013, by and among H.J. Heinz Company and certain of its wholly owned subsidiaries, is incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.6
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent, is incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.7
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof (collectively, the “Grantors”) in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties, is incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated June 13, 2013.

10.8
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

10.9
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

31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________