Form 10-Q
period 2013-10-27
HEINZ H J CO
filed 2013-12-11
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock, no par value per share, outstanding as of October 27, 2013 was 100 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(Unaudited)
	(In thousands)
Sales	$2,717,336	$2,821,534
Cost of products sold	1,827,088	1,808,517
Gross profit	890,248	1,013,017
Selling, general and administrative expenses	710,917	617,286
Merger related costs	7,538	—
Operating income	171,793	395,731
Interest income	5,702	7,821
Interest expense	160,333	69,388
Other expense, net	(11,296)	(6,277)
Income from continuing operations before income taxes	5,866	327,887
(Benefit from)/provision for income taxes	(34,182)	31,037
Income from continuing operations	40,048	296,850
Loss from discontinued operations, net of tax	(3,936)	(5,262)
Net income	36,112	291,588
Less: Net income attributable to the noncontrolling interest	2,071	2,144
Net income attributable to H. J. Heinz Company	$34,041	$289,444
Amounts attributable to H.J. Heinz Company common shareholders:
Income from continuing operations, net of tax	37,977	$294,706
Loss from discontinued operations, net of tax	(3,936)	(5,262)
Net income	$34,041	$289,444

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(Unaudited)
	(In thousands)
Sales	$4,243,841	$1,112,872	$5,604,984
Cost of products sold	3,148,889	729,537	3,590,024
Gross profit	1,094,952	383,335	2,014,960
Selling, general and administrative expenses	1,015,839	243,364	1,202,833
Merger related costs	157,938	112,188	—
Operating (loss)/income	(78,825)	27,783	812,127
Interest income	9,355	2,878	16,146
Interest expense	270,815	35,350	141,978
Unrealized gain on derivative instruments	117,934	—	—
Other expense, net	(31,240)	(125,638)	(3,994)
(Loss)/income from continuing operations before income taxes	(253,591)	(130,327)	682,301
(Benefit from)/provision for income taxes	(220,738)	61,097	92,624
(Loss)/income from continuing operations	(32,853)	(191,424)	589,677
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(33,411)
Net (loss)/income	(38,489)	(192,697)	556,266
Less: Net income attributable to the noncontrolling interest	3,346	2,874	8,795
Net (loss)/income attributable to H. J. Heinz Company	$(41,835)	$(195,571)	$547,471
Amounts attributable to the H.J. Heinz Company shareholders:
(Loss)/income from continuing operations, net of tax	$(36,199)	$(194,298)	$580,882
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(33,411)
Net (loss)/income	$(41,835)	$(195,571)	$547,471

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(Unaudited)
	(In thousands)
Net income	$36,112	$291,588
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	286,458	144,979
Net pension and post-retirement benefit gains	14,213	—
Reclassification of net pension and post-retirement benefit losses to net income	—	13,450
Net deferred (losses)/gains on derivatives from periodic revaluations	(60,078)	705
Net deferred (gains)/losses on derivatives reclassified to earnings	(960)	4,890
Total comprehensive income	275,745	455,612
Comprehensive income attributable to the noncontrolling interest	(573)	(418)
Comprehensive income attributable to H. J. Heinz Company	$275,172	$455,194

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(Unaudited)
	(In thousands)
Net (loss)/income	$(38,489)	$(192,697)	$556,266
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	118,094	(97,863)	(163,427)
Net pension and post-retirement benefit gains	14,213	—	—
Reclassification of net pension and post-retirement benefit losses to net income	—	7,266	27,151
Net deferred gains/(losses) on derivatives from periodic revaluations	27,132	(1,059)	6,917
Net deferred (gains)/losses on derivatives reclassified to earnings	(1,067)	6,552	(4,215)
Total comprehensive income/(loss)	119,883	(277,801)	422,692
Comprehensive loss attributable to the noncontrolling interest	4,450	1,193	5,886
Comprehensive income/(loss) attributable to H. J. Heinz Company	$124,333	$(276,608)	$428,578

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	October 27, 2013 FY 2014	April 28, 2013* FY 2013
	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,590,155	$2,476,699
Trade receivables, net	1,050,429	872,864
Other receivables, net	220,867	200,988
Inventories:
Finished goods and work-in-process	1,234,718	1,076,779
Packaging material and ingredients	296,109	255,918
Total inventories	1,530,827	1,332,697
Prepaid expenses	164,236	160,658
Other current assets	188,057	91,656
Total current assets	5,744,571	5,135,562
Property, plant and equipment	2,819,966	5,359,089
Less accumulated depreciation	111,029	2,900,288
Total property, plant and equipment, net	2,708,937	2,458,801
Goodwill	15,652,494	3,079,250
Trademarks, net	11,561,977	1,037,283
Other intangibles, net	2,084,517	378,187
Other non-current assets	1,041,449	849,924
Total other non-current assets	30,340,437	5,344,644
Total assets	$38,793,945	$12,939,007
_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	October 27, 2013 FY 2014	April 28, 2013* FY2013
	(Unaudited)
	(In thousands)
Liabilities and Equity
Current Liabilities:
Short-term debt	$137,197	$1,137,181
Portion of long-term debt due within one year	106,353	1,023,212
Trade payables	1,240,811	1,310,009
Other payables	154,407	182,828
Accrued marketing	329,605	313,930
Other accrued liabilities	712,126	705,482
Income taxes	39,776	114,230
Total current liabilities	2,720,275	4,786,872
Long-term debt	14,618,371	3,848,339
Deferred income taxes	4,057,854	678,565
Non-pension postretirement benefits	229,788	240,319
Other non-current liabilities	470,071	506,562
Total long-term liabilities	19,376,084	5,273,785
Redeemable noncontrolling interest	27,979	29,529
Equity:
Capital stock	16,320,000	107,774
Additional capital	224	608,504
(Accumulated deficit)/retained earnings	(41,835)	7,907,033
Accumulated other comprehensive income/(loss)	166,168	(1,174,538)
	16,444,557	7,448,773
Less:
Treasury stock at cost (109,831 shares at April 28, 2013)	—	(4,647,242)
Total H. J. Heinz Company shareholders’ equity	16,444,557	2,801,531
Noncontrolling interest	225,050	47,290
Total equity	16,669,607	2,848,821
Total liabilities and equity	$38,793,945	$12,939,007

_______________________________________
* The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See Notes to Condensed Consolidated Financial Statements.
_______________________________________

H. J. HEINZ COMPANY AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net (loss)/income	$(38,489)	$(192,697)	$556,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	114,330	35,880	147,334
Amortization	29,821	4,276	21,075
Amortization of deferred debt issuance costs	18,807	867	2,333
Inventory fair value step-up charged to cost of products sold	383,300	—	—
Deferred tax benefit	(257,990)	(20,492)	(60,101)
Net loss on divestitures	—	—	20,915
Pension contributions	(105,857)	(6,812)	(31,701)
Unrealized gain on derivative instruments	(117,934)	—	—
Other items, net	13,854	23,706	14,623
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(36,558)	(3,360)	(148,839)
Inventories	26,228	(183,413)	(241,878)
Prepaid expenses and other current assets	21,611	(18,411)	(7,022)
Accounts payable	(79,527)	(69,825)	95,077
Accrued liabilities	(30,724)	48,025	(51,899)
Income taxes	(70,433)	10,163	(24,906)
Cash (used for)/provided by operating activities	(129,561)	(372,093)	291,277
Cash Flows from Investing Activities:
Capital expenditures	(98,833)	(120,154)	(175,673)
Proceeds from disposals of property, plant and equipment	4,332	108	15,133
Proceeds from divestitures	25,987	—	16,777
Acquisition of business, net of cash on hand	(21,494,287)	—	—
Other items, net	(4,478)	30,251	(7,500)
Cash used for investing activities	(21,567,279)	(89,795)	(151,263)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,663,521)	(439,747)	(208,728)
Proceeds from long-term debt	12,568,875	1,521	198,419
Debt issuance costs	(320,824)	—	—
Net (payments)/proceeds on commercial paper and short-term debt	(1,647,305)	480,672	19,996
Dividends	(180,000)	—	(333,349)
Exercise of stock options	—	886	60,664
Purchase of treasury stock	—	—	(80,016)
Acquisitions of subsidiary shares from noncontrolling interest	—	—	(80,132)
Capital contributions	16,500,000	—	—
Other items, net	31,199	42,086	1,536
Cash provided by/(used for) financing activities	24,288,424	85,418	(421,610)
Effect of exchange rate changes on cash and cash equivalents	(1,429)	(30,262)	(41,643)
Net increase/(decrease) in cash and cash equivalents	2,590,155	(406,732)	(323,239)
Cash and cash equivalents at beginning of period	—	2,476,699	1,330,441
Cash and cash equivalents at end of period	$2,590,155	$2,069,967	$1,007,202
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

Successor -The consolidated financial statements as of October 27, 2013, and for the period from February 8, 2013 through October 27, 2013, include the accounts of Merger Subsidiary from inception on February 8, 2013 and the accounts of the Company subsequent to the closing of the Merger on June 7, 2013.

Predecessor -The consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Change In Fiscal Year

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. The Company's Form 10-Q for the quarter ended October 27, 2013 will be the last interim filing under the old fiscal year, and the Company will file a Transitional Report on Form 10-K for the eight months ended December 29, 2013. The Company will subsequently file its quarterly and annual reports for the new fiscal year ending December 28, 2014.

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

The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the Merger reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The Company has also not yet finalized its estimated acquisition date deferred taxes associated with planned repatriation of accumulated earnings of foreign subsidiaries. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

The following is a summary of the preliminary allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Current assets	$6,138,826
Property, Plant and Equipment	2,683,059
Trademark and other intangibles	13,527,665
Other assets	1,475,152
Trade and other payables	(2,520,207)
Long term debt	(3,021,655)
Deferred income taxes	(4,173,721)
Non-pension postretirement benefits and other noncurrent liabilities	(658,439)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,192,672
Goodwill on acquisition	15,560,292
Total consideration paid	$28,752,964

During the quarter ended October 27, 2013, the Company made revisions to the preliminary purchase price allocation, principally affecting estimated deferred taxes and goodwill, which were not recorded retrospectively due to immateriality.

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

The total non tax deductible goodwill relating to the Merger is $15.56 billion. The goodwill recognized relates principally to the Company's established global organization, reputation and strategic positioning.

The Company incurred $157.9 million in Merger related costs on a pretax basis, including $70.0 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.

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

	Second Quarter Ended		Six Months Ended
	October 27, 2013 FY 2014	October 28, 2012 FY 2013	Six Months Ended October 27, 2013	Six Months Ended October 28, 2012 FY 2013
	(In thousands)

Revenue	$2,717,336	$2,821,533	$5,356,713	$5,604,984
Income/(loss) from continuing operations	$74,968	$202,560	$237,455	$(63,255)

The most significant of the pro forma adjustments were to reflect the impact of Merger related costs, the unrealized gain on derivative instruments, higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step-up in inventory, and higher interest expense associated with increased debt, in the prior year periods.

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

(4)	Fiscal 2014 Restructuring and Productivity Initiatives

During Fiscal 2014, the Company is investing in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of October 27, 2013, these initiatives have resulted in the reduction of approximately 2,000 corporate and field positions across the Company's global business segments as well as the closure and consolidation of manufacturing and corporate office facilities.

The Company recorded pre-tax costs related to these initiatives of $198.7 million in the three months ended October 27, 2013 (the Three Month Successor period), $201.0 million in the Successor period from February 8, 2013 to October 27, 2013 (the Year-to-Date Successor period), and $6.0 million in the Predecessor period, which were recorded in the Non-Operating segment.  These pre-tax restructuring and productivity initiatives were comprised of the following:

•
$150.7 million for the Three Month Successor period and $153.0 million for the Year-to-Date Successor period for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company.

•
$40.6 million for the Three Month Successor period and Year-to-Date Successor period associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•
$7.4 million for the Three Month Successor period and Year-to-Date Successor period, and $6.0 million for the Predecessor period relating to asset write-downs and accelerated depreciation for the closure of corporate offices and a factory in China and the reduction of manufacturing capacity of a factory in the U.K.

Of the $198.7 million total pre-tax charges for the three months ended October 27, 2013, $38.9 million was recorded in Cost of products sold and $159.8 million in Selling, general and administrative expenses ("SG&A"). Of the $201.0 million total pre-tax charges in the Year-to-Date Successor period, $40.9 million was recorded in Cost of products sold and $160.1 million in SG&A.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor		Predecessor
	Three months ended October 27, 2013	February 8 - October 27, 2013	April 29 - June 7, 2013
	(In millions)
North American Consumer Products	$43.7	$43.7	$—
Europe	63.8	63.8	3.6
Asia/Pacific	7.2	9.5	2.4
U.S. Foodservice	21.8	21.8	—
Rest of World	17.5	17.5	—
Non-Operating	44.7	44.7	—
Total productivity charges	$198.7	$201.0	$6.0

On November 14, 2013, the Company announced the planned closure and consolidation of 3 factories in the U.S. and Canada by the middle of calendar year 2014.  The number of employees expected to be impacted by these 3 plant closures and consolidation is approximately 1,350. The Company currently estimates it will incur total charges of approximately $63 million related to severance benefits and other severance-related expenses related to these factory closures.  In addition the Company will recognize accelerated depreciation on assets to be disposed of.

The severance-related charges that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.
Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Fiscal 2014 restructuring and productivity initiatives	$153.0	$40.6	$193.6
Cash payments	38.0	10.5	48.5
Accrual balance at October 27, 2013	$115.0	$30.1	$145.1
______________________________________
(a) Other exit costs primarily represent professional fees, and contract and lease termination costs.

(5)	Discontinued Operations

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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In millions)
Sales	$—	$5.7
Net after-tax losses	$(3.9)	$(4.6)
Tax benefit on losses	$—	$—

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In millions)
Sales	$2.9	$1.2	15.9
Net after-tax losses	$(5.6)	$(1.3)	(12.3)
Tax benefit on losses	$—	$—	0.6

(6)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the Predecessor period April 29, 2013 to June 7, 2013, and the Successor period February 8, 2013 to October 27, 2013, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/Pacific	U.S. Foodservice	Rest of World	Total
	(In thousands)
Predecessor
Balance at April 28, 2013	1,101,927	1,105,461	359,842	256,775	255,245	3,079,250
Translation adjustments	(409)	9,849	(16,523)	—	(15,986)	(23,069)
Balance at June 7, 2013	1,101,518	1,115,310	343,319	256,775	239,259	3,056,181

Successor
Balance at February 8, 2013	—	—	—	—	—	—
Acquisition (see Note 2)	8,698,266	3,689,719	1,403,531	1,450,552	318,224	15,560,292
Translation adjustments	(24,853)	135,802	(16,315)	—	(2,432)	92,202
Balance at October 27, 2013	$8,673,413	$3,825,521	$1,387,216	$1,450,552	$315,792	$15,652,494

Prior to the Merger, total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific and $27.4 million for Rest of World. As a result of the Merger, there were no accumulated impairment losses to goodwill as of October 27, 2013.
Intangible assets not subject to amortization at October 27, 2013 totaled $12.39 billion and consisted of $11.56 billion of trademarks, $776.9 million of licenses, and $50.6 million of other intangibles. Intangible assets not subject to amortization at April 28, 2013 totaled $981.3 million and consisted of $846.9 million of trademarks, $115.0 million of recipes/processes, and $19.4 million of licenses. The increase in intangible assets, not subject to amortization expense, since April 28, 2013 is due to purchase accounting adjustments as a result of the Merger and subsequent translation adjustments due to changes in foreign exchange rates.

Other intangible assets at October 27, 2013 and April 28, 2013, subject to amortization expense, are as follows:

	Successor			Predecessor
	October 27, 2013			April 28, 2013
	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Customer-related assets	1,136,287	(19,437)	1,116,850	209,428	(77,310)	132,118
Licenses	123,119	(6,792)	116,327	208,186	(169,666)	38,520
Other	24,644	(747)	23,897	419,642	(156,032)	263,610
	$1,284,050	$(26,976)	$1,257,074	$837,256	$(403,008)	$434,248

Amortization expense for Other intangible assets was $3.2 million during the Predecessor period and $27.0 million during the Successor period and $19.7 million for the second quarter ended October 28, 2012. Based upon the amortizable intangible assets recorded on the balance sheet as of October 27, 2013, average annual amortization expense for each of the next five fiscal years is estimated to be approximately $71.0 million.

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
The quarterly income tax provision is ordinarily comprised of tax on ordinary income using the most recent estimated annual effective tax rate, adjusted for the effect of discrete items.  However, due to the recent acquisition of Heinz and related costs incurred, the restructuring and productivity charges and significant amount of special items anticipated for the remainder of the year, a reliable estimated annual effective tax rate does not currently exist.  Accordingly, the income tax benefit recognized for both the second quarter ending October 27, 2013, and the period February 8, 2013 through October 27, 2013, is the amount of tax expense associated with actual results generated in each period.
For the year to date Successor period ended October 27, 2013, the Company recorded a tax benefit of $220.7 million, or 87% of pretax loss. For the Predecessor period ended June 7, 2013, the Company recorded a tax expense of $61.1 million, or (46.9%) of pretax loss. For the six month period ending October 28, 2012, the Company recorded a tax expense of $92.6 million, or 13.6% of pretax income.
The tax benefit in the Successor period included a benefit of $105.6 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was significantly increased as compared to the prior year due to the increase in deferred tax liabilities recorded in purchase accounting for the Merger.
The tax provision for the Fiscal 2014 Predecessor period was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.

The tax provision for the six month period ending October 28, 2012 included a $63.0 million tax benefit that occurred as a result of an increase in the tax basis of both fixed and intangible assets resulting from a tax-free reorganization in a foreign jurisdiction, a $13.0 million tax benefit from an intangible asset revaluation for tax purposes elected by a foreign subsidiary, and a benefit of $9.7 million related to a 200 basis point statutory tax rate reduction also in the United Kingdom.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $57.9 million and $45.4 million on October 27, 2013 and April 28, 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $49.6 million and $38.3 million on October 27, 2013, and April 28, 2013, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $20.2 million in the next 12 months primarily due to the progression of state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at October 27, 2013 and April 28, 2013 were $10.6 million and $8.5 million, respectively. The corresponding amounts of accrued penalties at October 27, 2013 and April 28, 2013 were $9.1 million and $6.9 million, respectively.

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
The compensation cost related to equity plans that were in place in the Predecessor periods primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In millions)
Pre-tax compensation cost	$0.5	$11.8
Tax benefit	0.2	4.1
After-tax compensation cost	$0.3	$7.7

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In millions)
Pre-tax compensation cost	$2.4	$26.1	$18.7
Tax benefit	0.9	7.9	6.2
After-tax compensation cost	$1.5	$18.2	$12.5
In the first quarter of Fiscal 2014, the Company granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance

Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric was based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards, as well as those granted in the first quarter of Fiscal 2013 were settled in connection with the Merger.
The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit during the Predecessor period are as follows (there was no compensation cost related to LTPP awards in the Successor periods):

	Predecessor
	April 29 - June 7, 2013 FY 2014	Three Months Ended October 28, 2012 FY 2013	Six Months Ended October 28, 2012 FY 2013

Pre-tax compensation cost	$3.8	$2.4	$11.1
Tax benefit	1.3	0.8	3.8
After-tax compensation cost	$2.5	$1.6	$7.3

At October 27, 2013, the Company has no outstanding stock option awards, restricted stock units and restricted stock awards, other than the retention RSUs described above.
During the quarter ended October 27, 2013, the Board adopted the H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”).  On October 16, 2013, the Company granted non-qualified stock options to purchase up to 14,300,000 shares of Common Stock in H.J. Heinz Holding Corporation to select employees and Directors.  With respect to the 14,300,000 shares underlying such options, the exercise price is $10.00 per share with a five year cliff vesting from the grant date, provided the employee is continuously employed by H.J. Heinz Holding Corporation or one of its subsidiaries or affiliates. The weighted-average grant date fair value of the options granted was $2.43 per share based on the following input assumptions: exercise price of $10.00 per share; risk-free interest rate of 1.41%; expected term of 5 years; expected volatility of 24.3%; expected forfeiture rate of 5.0%; and expected dividend yield of zero.  The Company recorded $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three months ended October 27, 2013 related to stock options.

(9)	Pensions and Other Post-Retirement Benefits
Following the closing of the Merger, the Company's employees will continue to participate in various employee benefit plans that were in place prior to the acquisition.
The components of net periodic benefit (income)/expense are as follows:

	Second Quarter Ended
	Successor	Predecessor	Successor	Predecessor
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
	Pension Benefits		Other Retiree Benefits
	(In thousands)
Service cost	$9,209	$7,968	$1,617	$1,633
Interest cost	31,593	33,371	2,240	2,492
Expected return on plan assets	(51,396)	(63,290)	—	—
Amortization of prior service cost/(credit)	—	641	—	(1,544)
Amortization of unrecognized loss	—	19,180	—	450
Curtailments	14,854	—	(1,021)	$—
Settlements	—	333	—	$—
Special Termination Benefits	739	—	—	—
Net periodic benefit (income)/expense	$4,999	$(1,797)	$2,836	$3,031

	Six Months Ended
	Successor		Predecessor
	February 8 - October 27, 2013 FY 2014		April 29 - June 7, 2013 FY 2014		Six Months Ended October 28, 2012 FY 2013
	Pension Benefits	Other Retiree Benefits	Pension Benefits	Other Retiree Benefits	Pension Benefits	Other Retiree Benefits
	(In thousands)
Service cost	$14,283	$2,525	$3,974	$740	$15,803	$3,247
Interest cost	49,016	3,497	13,576	937	66,253	4,965
Expected return on plan assets	(79,739)	—	(28,826)	—	(125,630)	—
Amortization of prior service cost/(credit)	—	—	245	(677)	1,273	(3,089)
Amortization of unrecognized loss	—	—	10,460	223	38,084	901
Curtailments	14,854	(1,021)	—	—	—	—
Settlements	—	—	—	—	1,347	—
Special Termination Benefits	739	—	17,230	—	—	—
Net periodic benefit expense/ (income)	$(847)	$5,001	$16,659	$1,223	$(2,870)	$6,024

The reductions in work force resulting from restructuring of the Company triggered curtailment and special termination benefit charges for certain defined benefit plans in the second quarter of FY14. The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger and such plans will be terminated within 364 days of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor period ended June 7, 2013.

The amounts recognized for pension benefits as Other non-current assets on the Company's condensed consolidated balance sheets were $428.9 million as of October 27, 2013 and $399.9 million as of April 28, 2013.

During the first six months of Fiscal 2014, the Company contributed $106 million in the Successor period and $7 million in the Predecessor period to these defined benefit plans. On July 6, 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions.  The measure, which is designed to stabilize the discount rate used to determine the funding requirements from the effects of interest rate volatility, will serve to preserve existing credit balances in the Heinz U.S. funded defined benefit pension plans.  The Company expects to make combined cash contributions of approximately $160 million for the period April 29, 2013 through December 29, 2013, none of which relate to these U.S. funded defined benefit pension plans.  However, actual contributions may be affected by pension asset and liability valuations during the year.

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
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income and certain costs associated with Fiscal 2014 Restructuring and Productivity Initiatives (see Note 4) and Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

The following table presents information about the Company’s reportable segments:

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In thousands)
Net external sales:
North American Consumer Products	$747,724	$794,957
Europe	782,573	808,427
Asia/Pacific	561,505	600,607
U.S. Foodservice	346,487	348,028
Rest of World	279,047	269,515
Consolidated Totals	$2,717,336	$2,821,534
Operating income/(loss):
North American Consumer Products(a)	$184,390	$190,341
Europe(a)	116,812	140,398
Asia/Pacific(a)	9,838	53,818
U.S. Foodservice(a)	57,097	44,223
Rest of World(a)	39,265	27,094
Other:
Non-Operating(b)	(29,409)	(60,143)
Special Items(c)	(206,200)	—
Consolidated Totals	$171,793	$395,731

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In thousands)
Net external sales:
North American Consumer Products	$1,144,475	$307,972	$1,553,809
Europe	1,225,154	284,657	1,586,343
Asia/Pacific	927,134	272,116	1,250,766
U.S. Foodservice	516,394	135,688	663,374
Rest of World	430,684	112,439	550,692
Consolidated Totals	$4,243,841	$1,112,872	$5,604,984
Operating income/(loss):
North American Consumer Products(a)	$145,446	$65,459	$373,772
Europe(a)	91,759	32,918	277,592
Asia/Pacific(a)	(1,195)	37,616	132,705
U.S. Foodservice(a)	37,674	15,531	80,873
Rest of World(a)	49,289	10,559	58,107
Other:
Non-Operating(b)	(43,064)	(16,070)	(110,922)
Special Items(c)	(358,734)	(118,230)	—
Consolidated Totals	$(78,825)	$27,783	$812,127
______________________________________

(a)
The negative impact of the inventory step-up adjustment recorded in purchase accounting to operating income in the Successor period was $139.8 million and $0.0 million for North American Consumer Products, $110.3 million and $4.7 million for Europe, $89.6 million and $31.1 million for Asia/Pacific, $33.8 million and $0.0 million for U.S. Foodservice and $9.8 million and $2.5 million for Rest of World for the six and three months ended October 27, 2013, respectively.

(b)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(c)
Includes costs related to Fiscal 2014 Restructuring and Productivity Initiatives and Merger related costs including legal, accounting and other professional fees as well as severance and employee benefit costs.

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In thousands)
Ketchup and Sauces	$1,330,635	$1,315,116
Meals and Snacks	968,823	1,067,216
Infant/Nutrition	272,965	285,254
Other	144,913	153,948
Total	$2,717,336	$2,821,534

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In thousands)
Ketchup and Sauces	$2,103,758	$533,932	$2,634,416
Meals and Snacks	1,461,004	359,412	2,030,095
Infant/Nutrition	438,380	118,528	581,971
Other	240,699	101,000	358,502
Total	$4,243,841	$1,112,872	$5,604,984

(11)	Comprehensive Income/(Loss)
The following tables summarize the allocation of total comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest for the second quarter and six months ended October 27, 2013 and October 28, 2012, respectively:

	Second Quarter Ended
	Successor			Predecessor
	October 27, 2013 FY 2014			October 28, 2012 FY 2013
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net (loss)/income	$34,041	$2,071	$36,112	$289,444	$2,144	$291,588
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	389,606	(1,210)	388,396	146,681	(1,702)	144,979
Net deferred (losses) on net investment hedges from periodic revaluations	(101,938)	—	(101,938)	—	—	—
Net pension and post-retirement benefit (losses)/gains	14,213	—	14,213	—	—	—
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	—	—	—	13,438	12	13,450
Net deferred (losses)/gains on other derivatives from periodic revaluations	(59,799)	(279)	(60,078)	704	1	705
Net deferred losses/(gains) on derivatives reclassified to earnings	(951)	(9)	(960)	4,927	(37)	4,890
Total comprehensive income/(loss)	275,172	573	275,745	455,194	418	455,612

	Successor			Predecessor
	February 8 - October 27, 2013 FY 2014			April 29 - June 7, 2013 FY 2014			Six Months Ended October 28, 2012 FY 2013
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net (loss)/income	$(41,835)	$3,346	$(38,489)	$(195,571)	$2,874	$(192,697)	$547,471	$8,795	$556,266
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	227,608	(7,576)	220,032	(93,780)	(4,083)	(97,863)	(148,694)	(14,733)	(163,427)
Net deferred (losses) on net investment hedges from periodic revaluations	(101,938)	—	(101,938)	—	—	—	—	—	—
Net pension and post-retirement benefit (losses)/gains	14,213	—	14,213	—	—	—	—	—	—
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	—	—	—	7,291	(25)	7,266	27,092	59	27,151
Net deferred (losses)/gains on other derivatives from periodic revaluations	27,343	(211)	27,132	(1,099)	40	(1,059)	6,884	33	6,917
Net deferred losses/(gains) on derivatives reclassified to earnings	(1,058)	(9)	(1,067)	6,551	1	6,552	(4,175)	(40)	(4,215)
Total comprehensive income/(loss)	$124,333	$(4,450)	$119,883	$(276,608)	$(1,193)	$(277,801)	$428,578	$(5,886)	$422,692

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	Second Quarter Ended
	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Predecessor
October 28, 2012 FY 2013
Foreign currency translation adjustments	$(164)	$—	$(164)
Reclassification of net pension and post-retirement benefit losses to net income	$5,675	$—	$5,675
Net change in fair value of cash flow hedges	$320	$(1)	$319
Net hedging gains/losses reclassified into earnings	$2,560	$(13)	$2,547
Successor
October 27, 2013 FY 2014
Foreign currency translation adjustments	$153	$—	$153
Net change in fair value of net investment hedges	$64,491	$—	$64,491
Net pension and post-retirement benefit (losses)/gains	$(3,480)	$—	$(3,480)
Net change in fair value of cash flow hedges	$31,762	$93	$31,855
Net hedging gains/losses reclassified into earnings	$365	$(3)	$362

	Six Months Ended
	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Predecessor
October 28, 2012 FY 2013
Foreign currency translation adjustments	$(3)	$—	$(3)
Reclassification of net pension and post-retirement benefit losses to net income	$11,481	$—	$11,481
Net change in fair value of cash flow hedges	$(3,756)	$(12)	$(3,768)
Net hedging gains/losses reclassified into earnings	$(3,216)	$(14)	$(3,230)
April 29 - June 7, 2013
Foreign currency translation adjustments	$(116)	$—	$(116)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	$2,958	$—	$2,958
Net change in fair value of cash flow hedges	$377	$(13)	$364
Net hedging gains/losses reclassified into earnings	$2,822	$1	$2,823
Successor
February 8 - October 27, 2013
Foreign currency translation adjustments	$106	$—	$106
Net change in fair value of net investment hedges	$64,491	$—	$64,491
Net pension and post-retirement benefit (losses)/gains	$(3,480)	$—	$(3,480)
Net change in fair value of cash flow hedges	$(11,924)	$74	$(11,850)
Net hedging gains/losses reclassified into earnings	$3	$(3)	$—

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H.J. Heinz Company:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In thousands)
Predecessor
Balance as of April 28, 2013	$(236,412)	$(962,653)	$24,527	(1,174,538)
Other comprehensive (loss)/income before reclassifications	(93,780)	—	(1,099)	(94,879)
Amounts reclassified from accumulated other comprehensive loss	—	7,291	6,551	13,842
Net current-period other comprehensive loss	(93,780)	7,291	5,452	(81,037)
Balance as of June 7, 2013	$(330,192)	$(955,362)	$29,979	$(1,255,575)

Successor
Balance as of February 8, 2013	$—	$—	$—	—
Other comprehensive (loss)/income before reclassifications	227,608	14,213	27,343	269,164
Net change in fair value of net investment hedges	(101,938)	—	—	(101,938)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,058)	(1,058)
Net current-period other comprehensive loss	125,670	14,213	26,285	166,168
Balance as of October 27, 2013	$125,670	$14,213	$26,285	$166,168

The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H.J. Heinz Company for the second quarter and six months ended October 27, 2013:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings		Reclassified from accumulated other comprehensive income/(loss) to earnings	Line affected by reclassification
(In thousands)
	Successor		Predecessor
	Three months ended October 27, 2013 FY 2014	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(558)	$(325)	$990	Sales
Foreign exchange contracts	1,190	1,427	1,814	Cost of products sold
Foreign exchange contracts	—	—	(1,859)	Other income
Foreign exchange contracts	(46)	(46)	—	Selling, general, and administrative expenses
Foreign exchange contracts	—	—	61	Interest expense
Interest rate contracts	—	—	(20)	Interest expense
Cross-currency interest rate swap contracts	—	—	(538)	Other expense
Cross-currency interest rate swap contracts	—	—	(9,821)	Interest expense
	586	1,056	(9,373)	Gain/(loss) from continuing operations before income tax
	365	2	2,822	Provision for income taxes
	$951	$1,058	$(6,551)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Actuarial gains/(losses)	$—	$—	$(10,681)	(a)
Prior service credit/(cost)	—	—	432	(a)
	—	—	(10,249)	Loss from continuing operations before income tax
	—	—	2,958	Provision for income taxes
	$—	$—	$(7,291)	Loss from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 9 for further details.

(12)	Changes in Equity
The following table provides a summary of the changes in the carrying amounts of total equity, H. J. Heinz Company shareholders’ equity and equity attributable to the noncontrolling interest:

	Capital Stock	Treasury Stock	Additional Capital	Retained Earnings	Accum OCI	Noncontrolling Interest	Total
Predecessor	(In thousands)
Balance as of April 28, 2013	$107,774	$(4,647,242)	$608,504	$7,907,033	$(1,174,538)	$47,290	$2,848,821
Comprehensive (loss)/ income(a)	—	—	—	(195,571)	(81,037)	502	(276,106)
Stock options exercised, net of shares tendered for payment	—	1,133	36,434	—	—	—	37,567
Stock option expense	—	—	(143,061)	—	—	—	(143,061)
Restricted stock unit activity	—	351	(68,499)	—	—	—	(68,148)
Other	—	36	(48)	(15)	—	—	(27)
Balance as of June 7, 2013	$107,774	$(4,645,722)	$433,330	$7,711,447	$(1,255,575)	$47,792	$2,399,046

	Capital Stock	Additional Capital	Accumulated deficit	Accum OCI	Noncontrolling Interest	Total
Successor	(In thousands)
Balance as of February 8, 2013	$—	$—	$—	$—	$—	$—
Common stock issued to Holdings (b)	16,500,000	—	—	—	—	16,500,000
Fair Value of Noncontrolling Interest as of June 8, 2013	—	—	—	—	230,000	230,000
Comprehensive (loss)/income (a)	—	—	(41,835)	166,168	(4,950)	119,383
Dividends Paid to Shareholder	(180,000)	—	—	—	—	(180,000)
Stock option expense	—	224	—	—	—	224
Balance at October 27, 2013	$16,320,000	$224	$(41,835)	$166,168	$225,050	$16,669,607
______________________________________
(a) The allocation of the individual components of comprehensive (loss)/income attributable to H. J. Heinz Company and the noncontrolling interest is disclosed in Note 11.
(b) The Company issued 100 shares of common stock with no par value per share to Holdings.

(13)	Debt
The Company's long-term debt consists of the following:

	Successor	Predecessor
	October 27, 2013	April 28, 2013
	(Unaudited)
	(In thousands)
$2.95 billion Term B-1 Loan	$2,928,804	$—
$6.55 billion Term B-2 Loan	6,518,134	—
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	—
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	10,845	25,688
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	73,296	56,293
5.35% U.S. Dollar Notes due July 2013	—	499,993
8.0% Heinz Finance Preferred Stock due July 2013	—	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	—	163,182
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	—	500,000
Japanese Yen Credit Agreement due October 2015 (variable rate)	—	152,983
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	—	100,000
2.00% U.S. Dollar Notes due September 2016	58,308	299,933
1.50% U.S. Dollar Notes due March 2017	17,742	299,648
U.S. Dollar Remarketable Securities due December 2020	—	119,000
3.125% U.S. Dollar Notes due September 2021	34,433	395,772
2.85% U.S. Dollar Notes due March 2022	5,599	299,565
$235 million 6.375% U.S. Dollar Debentures due July 2028	258,336	231,396
£125 million 6.25% British Pound Notes due February 2030	214,408	192,376
$437 million 6.75% U.S. Dollar Notes due March 2032	477,313	435,185
$931 million 7.125% U.S. Dollar Notes due August 2039	1,027,506	628,082
	14,724,724	4,749,096
Hedge Accounting Adjustments (See Note 16)	—	122,455
Less portion due within one year	(106,353)	(1,023,212)
Total long-term debt	$14,618,371	$3,848,339
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.01%	4.07%
Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of banks and other financial institutions and provides financing of up to $9.5 billion and consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2.0 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities” and, together with the Term Loan Facilities, the "Senior Credit Facilities"). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn.

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

In addition, under the Revolving Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and events of default. As of October 27, 2013, the Company is in compliance with these credit facility covenants.

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

sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We are in compliance with these covenants as of October 27, 2013.

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
On March 13, 2013, the Company launched a consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement. As of March 21, 2013, the Company received the required consents to waive such provisions and as a result those notes remain outstanding as at October 27, 2013.
Debt issuance costs
As of October 27, 2013, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Notes were $320.8 million, collectively. Amortization of debt issuance costs recorded were $12.4 million and $21.0 million for the three months ended October 27, 2013 and the period February 8, 2013 to October 27, 2013 respectively, and $0.9 million for the Predecessor period. These costs are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

Total long term debt matures as follows:

	Fiscal Year
	2014	2015	2016	2017	2018	There After	Total
	(In thousands)
Maturity /Retirements	$106,353	$106,584	$112,064	$193,374	$104,151	$14,102,198	$14,724,724

(14)	Financing Arrangements
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
In addition, the Company acted as servicer for approximately $104 million and $191 million of trade receivables which were sold to unrelated third parties without recourse as of October 27, 2013 and April 28, 2013, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of October 27, 2013 and April 28, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

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
As of October 27, 2013 and April 28, 2013, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Successor				Predecessor
	October 27, 2013				April 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$182,826	$—	$182,826	$—	$68,892	$—	$68,892
Total assets at fair value	$—	$182,826	$—	$182,826	$—	$68,892	$—	$68,892
Liabilities:
Derivatives(a)	$—	$202,834	$—	$202,834	$—	$79,871	$—	$79,871
Total liabilities at fair value	$—	$202,834	$—	$202,834	$—	$79,871	$—	$79,871
_______________________________________

(a)
Foreign currency derivative contracts are valued based on observable market spot and forward rates and classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency interest rate swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy. The total rate of return swap is valued based on observable market swap rates and the Company's credit spread, and is classified within Level 2 of the fair value hierarchy.

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.62 billion as compared with the carrying value of $14.72 billion at October 27, 2013, and $5.35 billion as compared with the carrying value of $4.87 billion at April 28, 2013. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the first quarters of Fiscal 2014 and 2013.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At October 27, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.06 billion, $9 billion and $8.3 billion respectively. At April 28, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $873 million, $160 million and $316 million, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of October 27, 2013 and April 28, 2013:

	Successor			Predecessor
	October 27, 2013			April 28, 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$29,011	$—	$—	$23,240	$4,226	$—
Other non-current assets	6,291	137,894	—	11,498	29,103	—
	35,302	137,894	—	34,738	33,329	—
Derivatives not designated as hedging instruments:
Other receivables, net	9,630	—	—	825	—	—
Other non-current assets	—	—	—	—	—	—
	9,630	—	—	825	—	—
Total assets	$44,932	$137,894	$—	$35,563	$33,329	$—
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$5,079	$—	$—	$1,508	$—	$34,805
Other non-current liabilities	272	—	166,429	217	—	37,520
	5,351	—	166,429	1,725	—	72,325
Derivatives not designated as hedging instruments:
Other payables	31,054	—	—	4,860	—	—
Other non-current liabilities	—	—	—	—	960	—
Total liabilities	$36,405	$—	$166,429	$6,585	$960	$72,325

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the second quarters ended October 27, 2013 and October 28, 2012:

	Second Quarter Ended
	Successor			Predecessor
	October 27, 2013 FY 2014			October 28, 2012 FY 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$10,692	$(102,253)	$(166,429)	$7,184	$—	$(6,798)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(558)	$—	$—	$2,439	$—	$—
Cost of products sold	1,190	—	—	(3,920)	—	—
Selling, general and administrative expenses	(46)	—	—	31	—	—
Other expense, net	—	—	—	1,259	—	(5,908)
Interest expense	—	—	—	(70)	(59)	(1,215)
	586	—	—	(261)	(59)	(7,123)
Fair value hedges:
Net losses recognized in other expense, net	—	—	—	—	(3,900)	—

Derivatives not designated as hedging instruments:
Unrealized gain on derivative instruments	—	—	—	—	—	—
Net (losses)/gains recognized in other expense, net	(8,881)	—	—	564	—	—
Net gains recognized in interest income	—	—	—	—	297	—
	(8,881)	—	—	564	297	—
Total amount recognized in statement of operations	$(8,295)	$—	$—	$303	$(3,662)	$(7,123)

The following table presents the pre-tax effect of derivative instruments on the consolidated statement of income for the six months ended October 27, 2013 and October 28, 2012:

	Successor			Predecessor
	February 8 - October 27, 2013 FY 2014			April 29 - June 7, 2013 FY 2014			Six Months Ended October 28, 2012 FY 2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$19,308	$19,959	$(166,429)	$2,603	$—	$(4,079)	$12,360	$—	$(1,675)
Net (losses)/gains reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(325)	$—	$—	$990	$—	$—	$4,184	$—	$—
Cost of products sold	1,427	—	—	1,814	—	—	(5,288)	—	—
Selling, general and administrative expenses	(46)	—	—	—	—	—	(117)	—	—
Other expense, net	—	—	—	(1,858)	—	(9,821)	8,559	—	3,009
Interest income/(expense)	—	—	—	61	(20)	(538)	(120)	(118)	(2,667)
	1,056	—	—	1,007	(20)	(10,359)	7,218	(118)	342
Fair value hedges:
Net (losses)/gains recognized in other expense, net	—	(180)	—	—	(5,925)	—	—	734	—

Derivatives not designated as hedging instruments:
Unrealized gain on derivative instruments	—	117,934	—	—	—	—	—	—	—
Net losses recognized in other expense, net	(27,270)	—	—	(3,890)	—	—	(1,111)	—	—
Net gains recognized in interest income	—	—	—	—	—	—	—	490	—
	(27,270)	117,934	—	(3,890)	—	—	(1,111)	490	—
Total amount recognized in statement of operations	$(26,214)	$117,754	$—	$(14,249)	$(10,379)	$(10,359)	$7,213	$1,106	$118,096

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
Deferred Hedging Gains and Losses:
As of October 27, 2013, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $10.4 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters of Fiscal 2014 and Fiscal 2013, respectively.
Hedges of Net Investments in Foreign Operations:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. We designated cross currency swap contracts between pound sterling and USD, the Euro and USD, the Australian Dollar and USD, and the Japanese Yen and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In relation to the cross currency swaps:
•We pay 6.462% per annum on the pound sterling notional amount of £2.795 billion and receive 6.15% per annum on the USD notional amount of $4.5 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.
•We pay 5.696% per annum on the Euro notional amount of €2.21 billion and receive 6.15% per annum on the USD notional amount of $3.0 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.
•We pay 9.164% per annum on the Australian dollar notional amount of A$793.8 million and receive 6.15% per annum on the USD notional amount of $750.0 million on each January 10, April 10, July 10 and October 10, through the maturity date of the swap, which was also expected to be on October 10, 2019.
•We pay 4.104% per annum on the Japanese yen notional amount of ¥4,854.5 billion and receive 6.15% per annum on the USD notional amount of $50.0 million on each January 11, April 11, July 11 and October 11, through the maturity date of the swap, which was also expected to be on October 11, 2019.
The net amounts paid or received on a quarterly basis are recorded in Other income/(expense), net, in the consolidated statement of operations, and are immaterial in the quarter ended October 27, 2013.
Other Activities:
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. The Company maintained foreign currency forward contracts with a total notional amount of $1,081.2 million and $369.9 million that did not meet the criteria for hedge accounting as of October 27, 2013 and April 28, 2013, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. Net unrealized gains/(losses) related to outstanding contracts totaled $(19.8) million and $(4.0) million as of October 27, 2013 and April 28, 2013, respectively. These contracts are scheduled to mature within one year.
During the first quarter of Fiscal year 2013, forward contracts were put into place to help mitigate the unfavorable impact of translation associated with key foreign currencies which resulted in a loss of $(4.8) million for the second quarter ended October 28, 2012 and a gain of $1.4 million for the six months ended October 28, 2012.
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

(17)	Venezuela- Foreign Currency and Inflation
The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar. The amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $101.2 million at October 27, 2013.

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

Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets were based on preliminary estimated fair values as of the Merger date, as described further in Note 2 to the Financial Statements. In addition to the transaction related expenses discussed further below, the following are reflected in our results of operations for the three month Successor period ended October 27, 2013 (the Three Month Successor period) and the Successor period from February 8, 2013 to October 27, 2013 (the Year-to-Date Successor period):

•
The preliminary purchase accounting adjustment to inventory resulted in an increase in cost of products sold of approximately $38 million and $383 million, respectively, as those products were sold to customers during the period subsequent to the Merger.

•	Incremental amortization of approximately $14 million and $18 million, respectively, on the step-up in basis of definite-lived intangible assets which was included within cost of products sold.

•
Incremental interest expense of $91 million and $164 million, respectively, related to new borrowings under the Senior Credit Facilities and the Notes issued in a private offering, in connection with the Merger.

•
The purchase accounting adjustment to deferred pension costs resulted in a decrease in pension expense of approximately $9 million and $13 million, respectively, which was primarily reflected in cost of products sold.

•
The purchase accounting adjustment to deferred derivative gains related to foreign currency cash flow hedges resulted in an increase in cost of products sold of approximately $9 million and $11 million, respectively.

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

Transaction Related Expenses. During the Three Month Successor period and the Year-to-Date Successor period, the Company incurred $7.5 million and $157.9 million, respectively, in Merger related costs on a pretax basis, including $9.6 million and $70.0 million, respectively, consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million during the Year-to-Date Successor period related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.

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

Change In Fiscal Year. On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. The Company's Form 10-Q for the quarter ended October 27, 2013 will be the last interim filing under the old fiscal year, and the Company will file a Transitional Report on Form 10-K for the eight months ended December 29, 2013. The Company will subsequently file its quarterly and annual reports for the new fiscal year ending December 28, 2014.

Executive Overview

During the second quarter of Fiscal 2014, the Company's total sales were $2.72 billion, compared to $2.82 billion for the second quarter of Fiscal 2013. The decline in sales was principally due to unfavorable foreign exchange translation rates which decreased sales by 2.2% and a decrease in volume of 1.5% as favorable volume in emerging markets was more than offset by declines in developed markets. Volume in the current quarter was unfavorably impacted by category softness and the continuation of the strategic decision to realign promotional activity in the U.S. and U.K. Net pricing increased sales by 0.4%, driven by price increases in Brazil, Indonesia and the U.K.
In the second quarter of Fiscal 2014, gross profit, operating income and net income have been significantly impacted by Merger and restructuring related costs and expenses. In addition, for the Successor period, the effects of the new basis of accounting resulted in increased non-cash charges to cost of sales for the step up in inventory value, increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulting in higher interest costs compared to prior year quarter. See The Merger and The Results of Operation sections for further information on the Merger related costs and expenses and further analysis of our operating results for the quarter.

Fiscal 2014 Restructuring and Productivity Initiatives

During Fiscal 2014, the Company is investing in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of October 27, 2013, these initiatives have resulted in the reduction of approximately 2,000 corporate and field positions across the Company's global business segments as well as the closure and consolidation of manufacturing and corporate office facilities. Including charges incurred as of October 27, 2013, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions and the ongoing annual cost savings is estimated to be approximately $250 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results. The Company recorded pre-tax costs related to these productivity initiatives of $199 million in the Three Month Successor period, $201 million in the Year-to-Date Successor period and $6 million in the Predecessor period which were recorded in the Non-Operating segment. See Note 4, “Fiscal 2014 Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the second quarter and first half of Fiscal 2013.
On November 14, 2013, the Company announced the planned closure of 3 factories in the U.S. and Canada by the middle of calendar year 2014.  The number of employees expected to be impacted by these 3 plant closures and consolidation is approximately 1,350. The Company currently estimates it will incur total charges of approximately $63 million related to severance benefits and other severance-related expenses related to these factory closures.  In addition the Company will recognize accelerated depreciation on assets to be disposed of. The ongoing annual cost savings is estimated to be approximately $55 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for discontinued operations:

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In millions)
Sales	$—	$5.7
Net after-tax losses	$(3.9)	$(4.6)
Tax benefit on losses	$—	$—

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In millions)
Sales	$2.9	$1.2	$15.9
Net after-tax losses	$(5.6)	$(1.3)	$(12.3)
Tax benefit on losses	$—	$—	$0.6

THREE MONTHS ENDED OCTOBER 27, 2013 (SUCCESSOR) AND OCTOBER 28, 2012 (PREDECESSOR)

Results of Continuing Operations

Sales for the three months ended October 27, 2013 decreased $104 million, or 3.7%, to $2.72 billion. Volume decreased 1.5%, as favorable volume in emerging markets was more than offset by declines in developed markets. Volume in the current quarter was unfavorably impacted by category softness and reduced promotional pricing mainly in the U.S. and U.K. when compared to the prior year period. Net pricing increased sales by 0.4%, driven by price increases in Brazil, Indonesia and the U.K. partially offset by price decreases in Australia, Italy and New Zealand. Divestitures decreased sales by 0.4% and unfavorable foreign exchange translation rates decreased sales by 2.2%.

Gross profit decreased $123 million or 12.1% to $890 million, and gross profit margin decreased to 32.8% from 35.9%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and severance costs related to the current year restructuring plan discussed above. Gross profit was also negatively impacted by the lower volume in current period. The charges related to the current year restructuring plan are recorded in the non-operating segment.

Selling, general and administrative expenses ("SG&A") increased $94 million, or 15.2% to $711 million, and increased as a percentage of sales to 26.2% from 21.9% period over period. The increase in SG&A is attributable to higher fixed selling and general and administrative expense resulting from the Restructuring and Merger related initiatives.

Merger related costs in the current period include $7.5 million consisting primarily of advisory fees, legal, accounting and other professional costs.

Operating income decreased $224 million or 56.6%, to $172 million, reflecting the decrease in gross profit discussed above and the impact of the restructuring and merger related items discussed above.

Net interest expense increased $93 million, to $155 million, reflecting higher average debt balances resulting from the Merger. Other income(expense), net, was $11 million of expense this year compared to $6 million of expense in the prior year. The increase is primarily related to an increase in amortization of debt issuance costs related to the Merger.

For the current quarter the Company recorded a tax benefit of $34.2 million, or (582.7%) of pretax income. In the prior year the Company recorded a tax expense of $31.0 million, or 9.5% of pretax income. The current period tax benefit results from a significant amount of tax exempt income being offset by tax deductible expenses in higher tax rate jurisdictions. The prior year included a $63.0 million tax benefit that occurred as a result of an increase in the tax basis of both fixed and intangible assets resulting from a tax-free reorganization in a foreign jurisdiction.

The net income from continuing operations attributable to H. J. Heinz Company was $38 million compared to $295 million in the prior year.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $47 million, or 5.9%, to $748 million. Higher net price of 0.1% reflects higher pricing on ketchup primarily resulting from reduced promotions offset by price reductions on frozen appetizers and snacks. Volume was down 5.0% primarily reflecting declines in Heinz® gravy, Ore-Ida® frozen potatoes and Smart Ones® frozen entrees, partially due to the strategic decision to realign promotional activity as well as category softness. Unfavorable Canadian exchange translation rates decreased sales 1.0%.

Gross profit decreased $25 million, or 7.6%, to $303 million and the gross profit margin decreased slightly to 40.6% from 41.3%. These decreases are primarily related to lower volume and higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets. Operating income decreased $6 million or 3.1% to $184 million reflecting the decline in gross profit, partially offset by lower SG&A primarily related to reduced costs related to workforce reductions and lower marketing spend.

Europe

Heinz Europe sales decreased $26 million, or 3.2%, to $783 million. Volume was down 3.0% as strong performance in Russia was more than offset by soft category sales in the U.K., Italy and Continental Europe. Volume in the U.K. was also impacted by the strategic decision to realign promotional activity. Net pricing increased 0.6% primarily reflecting higher pricing in the U.K partially offset by reduced pricing in Italy and Russia. The divestitures of a small soup business in Germany and a non-core product line in Russia decreased sales 1.5%. Favorable exchange translation rates increased sales 0.7%.

Gross profit decreased $19 million, or 6.3%, to $289 million while the gross profit margin decreased to 36.9% from 38.1%. These decreases are primarily related to higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets and lower volume. Operating income decreased $24 million to $117 million reflecting the decline in gross profit and higher SG&A primarily related to increased marketing spend across Europe.

Asia/Pacific

Heinz Asia/Pacific sales decreased $39 million, or 6.5%, to $562 million, as unfavorable exchange translation rates decreased sales by 7.3%. Volume increased 1.2% largely a result of continued strong performance of Master® branded sauces and Heinz branded infant feeding products in China and frozen products in Japan. These increases were partially offset by declines in Glucon D® and Complan® branded products in India and by declines in ABC® products in Indonesia primarily due to the timing of Ramadan. Pricing decreased 0.4%, due to higher promotion spending in Australia and New Zealand partially offset by increased pricing on ABC® sauces in Indonesia.

Gross profit decreased $53 million, or 28.5%, to $132 million, while the gross profit margin decreased to 23.6% from 30.8%. These decreases are related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, as well as, unfavorable foreign exchange translation rates. Operating income decreased $44 million to $10 million, reflecting the decline in gross profit, partially offset by lower SG&A.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $2 million, or 0.4%, to $346 million. Pricing decreased sales 0.4%, as price decreases on frozen soup were partially offset by price increases on ketchup. Volume was flat as increases across Heinz® ketchup and sauces were offset by declines in frozen soup.

Gross profit increased $3 million, or 2.7%, to $104 million and the gross profit margin increased to 29.9% from 29.0%. These increases are primarily related to lower manufacturing costs resulting from the current year restructuring initiatives partially offset by increased cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets. Operating income increased $13 million to $57 million reflecting the increase in gross profit and lower SG&A resulting from the current year restructuring initiatives.

Rest of World

Sales for Rest of World increased $10 million, or 3.5%, to $279 million. Volume increased 5.6% as volume growth was realized across the segment. Pricing increased sales by 3.4%, largely due to price increases on Quero® branded products in Brazil and Heinz branded products in Egypt. Foreign exchange translation rates decreased sales 5.4%.

Gross profit increased $11 million, or 12.6%, to $100 million, and the gross profit margin increased to 35.8% from 33.0%. These increases are primarily related to higher sales and favorable product mix partially offset by higher cost of products sold associated with the amortization of the preliminary purchase accounting adjustments relative to customer related assets. Operating income increased $12 million to $39 million, primarily reflecting the increase in gross profit and lower G&A costs partially offset by increased marketing across the segment.

THE PERIOD FROM FEBRUARY 8, 2013 THROUGH OCTOBER 27, 2013 (SUCCESSOR), THE PERIOD FROM APRIL 29, 2013 THROUGH JUNE 7, 2013 (PREDECESSOR) AND SIX MONTHS ENDED OCTOBER 28, 2012

Results of Continuing Operations

Sales were $4.24 billion for the Successor period and $1.11 billion for the Predecessor period, respectively, compared to $5.60 billion for the six months ended October 28, 2012, a decrease of $248 million or 4.4% period over period. Volume decreased 3.0%, as favorable volume in emerging markets was more than offset by declines in developed markets. Volume in the current six month period was unfavorably impacted by reduced promotional pricing mainly in the U.S. when compared to the prior year period and by one extra month of sales (approximating 0.7% of sales) being reported in Brazil in the prior year period as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting. Net pricing increased sales by 0.5%, driven by price increases in Brazil, Indonesia and the U.K. partially offset by price decreases in Australia and Venezuela. Divestitures decreased sales by 0.4% and unfavorable foreign exchange translation rates decreased sales by 1.6%.

Gross profit decreased $537 million or 26.6% to $1,095 million for the Successor period and $383 million for the Predecessor, respectively, from a gross profit of $2.01 billion for the six months ended October 28, 2012, and gross profit margin decreased to 27.6% from 35.9%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and incremental amortization of the step-up in basis of definite lived intangible assets. Gross profit was also negatively impacted by the lower volume and by Fiscal 2014 restructuring and productivity initiatives of $41 million for the Successor period and $6 million for the Predecessor period, respectively. The restructuring and productivity related charges are recorded in the non-operating segment.

Selling, general and administrative expenses ("SG&A") increased $56 million, or 4.7% to $1,016 million for the Successor period and $243 million for the Predecessor period, and increased as a percentage of sales to 23.5% from 21.5% period over period. The increase in SG&A is attributable to severance related to the Fiscal 2014 Restructuring and Productivity Initiatives.

Merger related costs in the Successor period include $70 million consisting primarily of advisory fees, legal, accounting and other professional costs and $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. In the Predecessor period, Merger related costs include $48 million resulting from the acceleration of stock options, restricted stock units and other compensation plans, and $64 million of professional fees.

Operating income decreased $863 million to an operating loss of $79 million for the Successor period and an operating income of $28 million for the Predecessor period, respectively, reflecting the decrease in gross profit discussed above and the impact of the merger related charges.

Net interest expense increased $168 million, to $261 million for the Successor period and $32 million for the Predecessor period, respectively, reflecting higher average debt balances resulting from the Merger. Included in the Successor period is $25 million of interest expense incurred by Merger Subsidiary prior to the consummation of the Merger. Other income(expense), net, decreased $153 million, to an expense of $31 million for the Successor period and expense of $126 million for the Predecessor period, respectively, primarily related to the costs for early extinguishment of debt related to the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million due to changes in fair value of these instruments and separately reflected in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.
For the Successor period the Company recorded a tax benefit of $221 million, or 87.0% of pretax loss. For the Predecessor period the Company recorded a tax expense of $61 million, or (46.9%) of pretax loss. In the first six months of Fiscal 2013, the Company recorded a tax expense of $93 million, or 13.6% of pretax income.
The tax benefit in the Successor period included a benefit of $106 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting for the Merger.
The tax provision for the Predecessor period was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.
The tax provision for the first six months of Fiscal 2013 included the $63 million tax benefit that occurred as a result of an increase in the tax basis of both fixed and intangible assets resulting from a tax-free reorganization in a foreign jurisdiction, a $13 million tax benefit from an intangible asset revaluation for tax purposes elected by a foreign subsidiary, and a benefit of $10 million related to a 200 basis point statutory tax rate reduction also in the United Kingdom.
The net loss from continuing operations attributable to H. J. Heinz Company was $36 million for the Successor period and $194 million for the Predecessor period, compared to net income of $581 million in the first six months of Fiscal 2013.

OPERATING RESULTS BY BUSINESS SEGMENT

North American Consumer Products

Sales of the North American Consumer Products segment decreased $101 million, or 6.5%, to $1,144 million for the Successor period and $308 million for the Predecessor period, respectively. Higher net price of 0.3% reflects higher pricing on ketchup in the U.S. primarily resulting from reduced promotions partially offset by lower pricing on frozen appetizers and snacks. Volume was down 6.2% reflecting declines in Heinz® ketchup and gravy, Ore-Ida® frozen potatoes and Smart Ones® frozen entrees, primarily due to the strategic decision to realign promotional activity and category softness. Unfavorable Canadian exchange translation rates decreased sales 0.6%.

Gross profit decreased $187 million, or 29.1%, to $332 million for the Successor period and $123 million for the Predecessor period, and the gross profit margin decreased to 31.3% from 41.3%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, and lower volume. Operating income decreased $163 million to $145 million for the Successor period and $66 million for the Predecessor period reflecting the decline in gross profit, partially offset by lower SG&A primarily related to lower marketing spend and G&A expenses related to the current year restructuring initiatives.

Europe

Heinz Europe sales decreased $77 million, or 4.8%, to $1,225 million for the Successor period and $285 million for the Predecessor period. Volume was down 4.5% as strong performance in Russia and Germany was more than offset by soft category sales in the U.K., Italy and The Netherlands. Volume in the U.K. was also impacted by the strategic decision to realign promotional activity and by the timing of sales related to the Project Keystone go-live in May. Net pricing increased 0.2% primarily reflecting higher pricing in the U.K offset by pricing declines in Italy and Russia. The divestitures of a small soup business in Germany and a non-core product line in Russia decreased sales 1.3%. Favorable exchange translation rates increased sales 0.8%.

Gross profit decreased $157 million, or 25.9%, to $350 million for the Successor period and $98 million for the Predecessor period, while the gross profit margin decreased to 29.7% from 38.1%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and lower volume. Operating income decreased $153 million to $92 million for the Successor period and operating income of $33 million for the Predecessor period, reflecting the decline in gross profit, partially offset by lower SG&A expenses.

Asia/Pacific

Heinz Asia/Pacific sales decreased $52 million, or 4.1%, to $927 million for the Successor period and $272 million for the Predecessor period, as unfavorable exchange translation rates decreased sales by 5.2%. Volume increased 1.0% largely a result of continued strong performance of Master® branded sauces in China and Heinz branded infant feeding products in China as well as frozen products in Japan. These increases were partially offset by declines in Glucon D® and Complan® branded products in India. Pricing increased 0.2%, as price increases on ABC® sauces in Indonesia and Master® branded sauces in China were offset by higher promotion spending in Australia and New Zealand.

Gross profit decreased $106 million, or 26.9%, to $195 million for the Successor period and $93 million for the Predecessor period, while the gross profit margin decreased to 24.0% from 31.5%. These decreases are related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, as well as, unfavorable foreign exchange translation rates. Operating income decreased $96 million to an operating loss of $1 million for the Successor period and operating income of $38 million for the Predecessor period, reflecting the decline in gross profit, partially offset by lower SG&A expense across the region as well as lower marketing spend in India. SG&A in the prior year benefited from a gain on the sale of excess land in Indonesia.

U.S. Foodservice

Sales of the U.S. Foodservice segment decreased $11 million, or 1.7%, to $516 million for the Successor period and $136 million for the Predecessor period. Pricing increased sales 0.2%, largely due to price increases on ketchup partially offset by pricing decreases on frozen soup. Volume decreased by 1.9% reflecting declines primarily in ketchup and frozen soup.

Gross profit decreased $38 million, or 20.3%, to $112 million for the Successor period and $39 million for the Predecessor period and the gross profit margin decreased to 23.1% from 28.5%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and lower volume. Operating income decreased $28 million to $38 million for the Successor period and operating income of $16 million for the Predecessor period reflecting the decline in gross profit partially offset by lower SG&A primarily related to the current year restructuring initiatives.

Rest of World

Sales for Rest of World decreased $8 million, or 1.4%, to $431 million for the Successor period and $112 million for the Predecessor period. Volume increased 0.3% as volume gains across the segment were partially offset by the one extra month of sales reported in Brazil in the prior year as discussed above, the impact of which was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing increased sales by 2.8%, largely due to price increases on Quero® branded products in Brazil, partially offset by price decreases in Venezuela. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 4.5%.

Gross profit decreased $1 million, or 0.6%, to $145 million for the Successor period and $36 million for the Predecessor period while the gross profit margin increased to 33.3% from 33.0%. The decrease in gross profit is primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and the lower volume in Brazil resulting from the extra month of results in the prior year period, partially offset by the favorable impact of the higher pricing. Operating income increased $2 million to $49 million for the Successor period and $11 million for the

Predecessor period, primarily reflecting the decline in gross profit which was more than offset by lower SG&A primarily related to the current year restructuring initiatives.

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

•	$3.1 billion of 4.25% secured second lien notes with a 7.5 year maturity, which are required to be exchanged within one year of consummation of the Merger Agreement for registered notes.

On June 7, 2013, Merger Subsidiary's indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt. Refer to Note 13 of consolidated interim financial statements for a more thorough discussion of our new debt arrangements.

Cash used for operating activities was $130 million for the Successor period and $372 million for the Predecessor period, compared to cash provided by operating activities of $291 million for the six months ended October 28, 2012. The decline reflects the operating loss in the current period resulting from merger and restructuring related costs and charges incurred on the early extinguishment of debt. The decline also reflects unfavorable movements in accounts payable and income taxes, additional pension funding, partially offset by favorable movements in inventories.

Cash used for investing activities totaled $21.6 billion for the Successor period and $89.8 million for the Predecessor period, compared to $151 million for the prior year. Reflected in our cash flows used in investing activities for the Successor period is the merger consideration, net of cash on hand, of $21.5 billion.

Cash provided by financing activities totaled $24.3 billion for the Successor period and $85.4 million for the Predecessor period, compared to cash used for financing activities of $422 million in the prior year. The Merger was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $11.5 billion under Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Notes. The Company used such proceeds, which was partially offset by $320.8 million of debt issuance costs, to repay $4.2 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts. Net cash used in the first six months of Fiscal 2013 primarily related to an additional interest acquired in Coniexpress S.A. Industrias Alimenticias ("Coniexpress") for $80 million and dividend payments of $333 million.

At October 27, 2013, the Company had total debt of $14.86 billion and cash and cash equivalents of $2.59 billion.

In order to more efficiently manage foreign cash, we had a taxable distribution of earnings from certain foreign subsidiaries to the U.S. in the Predecessor period ended June 7, 2013 totaling approximately $420 million which resulted in a charge to our provision for income taxes of approximately $100 million in the same period. We are able to use existing foreign tax credit carryforwards to offset the tax liability created by such distributions such that there were no incremental cash taxes incurred in the period.  Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated unremitted foreign earnings are likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings preliminarily determined not to be permanently reinvested, a deferred tax liability of approximately $195 million is recorded. As of October 27, 2013, the Company has not yet finalized its estimate of acquisition date deferred taxes associated with repatriation plans and further adjustments of this estimate may be made as the purchase price allocation is finalized during the measurement period.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company expects to continue to make quarterly cash distributions to Holdings to fund this dividend.

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

Venezuela- Foreign Currency and Inflation

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary's balance sheet, which was $101.2 million at October 27, 2013.

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

The following table represents the contractual obligations of the Company as of October 27, 2013.

	Fiscal Year
	2014	2015-2016	2017-2018	2019 Forward	Total
	(In thousands)
Long Term Debt(1)	$393,536	$1,431,672	$1,330,168	$16,760,743	$19,916,119
Capital Lease Obligations	3,343	19,377	20,029	13,383	56,132
Operating Leases	42,471	127,715	105,202	303,987	579,375
Purchase Obligations	664,233	816,081	180,318	222,064	1,882,696
Other Long Term Liabilities Recorded on the Balance Sheet	115,687	190,036	159,551	588,527	1,053,801
Total	$1,219,270	$2,584,881	$1,795,268	$17,888,704	$23,488,123

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

As of the end of the second quarter of Fiscal 2014, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $67.5 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards
See Note 3 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

Fiscal 2014 Results Excluding Charges for Productivity Initiatives and Merger Related Costs

The adjustments were charges in Fiscal 2014 for productivity initiatives and merger related costs that, in management's judgment, significantly affect the year-over-year assessment of operating results. See "The Merger" and “Fiscal 2014 Productivity Initiatives” sections for further explanation of these charges and the following reconciliation of the Company's second quarter of Fiscal 2014 results excluding charges for merger related costs and productivity initiatives to the relevant GAAP measure.

	Successor
	Second Quarter Ending October 27, 2013 FY 2014
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax Income	Net Income attributable to H.J. Heinz Company
	(In thousands)
Reported results	$2,717,336	$890,248	$710,917	$7,538	$171,793	$5,866	$37,977
Charges for productivity initiatives and merger related costs	—	38,861	159,801	7,538	206,200	206,200	143,926
Results excluding charges for productivity initiatives and merger related costs	$2,717,336	$929,109	$551,116	$—	$377,993	$212,066	$181,903

	Successor
	February 8 - October 27, 2013 FY 2014
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating (Loss) / Income	Pre-Tax (Loss) / Income	Net (Loss) / Income attributable to H.J. Heinz Company
	(In thousands)
Reported results	$4,243,841	$1,094,952	$1,015,839	$157,938	$(78,825)	$(253,591)	$(36,199)
Charges for productivity initiatives and merger related costs	—	40,901	159,895	157,938	358,734	358,734	248,592
Results excluding charges for productivity initiatives and merger related costs	$4,243,841	$1,135,853	$855,944	$—	$279,909	$105,143	$212,393

	Predecessor
	April 29 - June 7, 2013 FY 2014
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax (Loss) / Income	Net Loss attributable to H.J. Heinz Company
	(In thousands)
Reported results	$1,112,872	$383,335	$243,364	$112,188	$27,783	$(130,327)	$(194,298)
Charges for productivity initiatives and merger related costs	—	5,725	317	112,188	118,230	247,598	168,735
Results excluding charges for productivity initiatives and merger related costs	$1,112,872	$389,060	$243,047	$—	$146,013	$117,271	$(25,563)

There were no such adjustments in the Company's second quarter of Fiscal 2013.

EBITDA & Adjusted EBITDA (from Continuing Operations)

EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with projects, transaction costs, restructuring and related professional fees.    EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity.

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

	Second Quarter Ended
	Successor	Predecessor
	October 27, 2013 FY 2014	October 28, 2012 FY 2013
	(In thousands)
Income from continuing operations, net of tax	$40,048	$296,850
Interest expense, net	154,631	61,567
(Benefit from)/provision for income tax	(34,182)	31,037
Depreciation	77,920	74,696
Amortization	20,968	10,370
EBITDA	$259,385	$474,520

Amortization of inventory step-up	38,306	—
Merger related costs	7,538	—
Severance related costs	150,726	—
Other special charges/(income)	37,185	(2,609)
Asset write downs and accelerated depreciation	7,362	—
Other expense, net	11,296	6,277
Stock based compensation	224	14,200
Adjusted EBITDA	$512,022	$492,388

	Successor	Predecessor
	February 8 - October 27, 2013 FY 2014	April 29 - June 7, 2013 FY 2014	Six Months Ended October 28, 2012 FY 2013
	(In thousands)
(Loss)/income from continuing operations, net of tax	$(32,853)	$(191,424)	$589,677
Interest expense, net	261,460	32,472	125,832
(Benefit from)/provision for income tax	(220,738)	61,097	92,624
Depreciation	114,330	35,880	147,334
Amortization	29,821	4,276	21,075
EBITDA	$152,020	$(57,699)	$976,542

Amortization of inventory step-up	383,300	—	—
Merger related costs	157,938	112,188	—
Severance related costs	152,989	—	—
Other special charges/(income)	39,085	(12,136)	(7,361)
Asset write downs and accelerated depreciation	7,362	6,000	—
Unrealized gain on derivative instruments	(117,934)	—	—
Loss from the extinguishment of debt	—	129,367	—
Other expense/(income), net	31,240	(3,729)	3,994
Stock based compensation	224	4,318	29,800
Adjusted EBITDA	$806,224	$178,309	$1,002,975
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

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in the Annual Report on Form 10-K for the year ended April 28, 2013 its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Company's current Form 10-K have occurred as of October 27, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the six months ended October 27, 2013. For additional information, refer to pages 23-25 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

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

(b) Changes in Internal Control over Financial Reporting

During the first six months of Fiscal 2014, the Company continued its implementation of SAP software across operations in the U.K. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•	the ability to identify and anticipate and respond through innovation to consumer trends,

•	the need for product recalls,

•	the ability to maintain favorable supplier and customer relationships, and the financial viability of those suppliers and customers,

•	currency valuations and devaluations and interest rate fluctuations,

•	our substantial level of indebtedness and related debt-service obligations,

•	changes in credit ratings, leverage, and economic conditions, and the impact of these factors on our cost of borrowing and access to capital markets,

•
our ability to effectuate our strategy, including our continued evaluation of potential opportunities, such as strategic acquisitions, joint ventures, divestitures and other initiatives, our ability to identify, finance and complete these transactions and other initiatives, and our ability to realize anticipated benefits from them,

•	the ability to successfully complete cost reduction programs and increase productivity including our restructuring and productivity initiatives,

•	the ability to effectively integrate acquired businesses,

•	new products, packaging innovations, and product mix,

•	the effectiveness of advertising, marketing, and promotional programs,

•	supply chain efficiency,

•	cash flow initiatives,

•	risks inherent in litigation, including tax litigation,

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

3(ii)	Amended and Restated Bylaws of H. J. Heinz Company effective June 7, 2013 and amended October 15, 2013.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H. J. HEINZ COMPANY
(Registrant)
Date:	December 11, 2013
		By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
(Principal Financial Officer)

Date:	December 11, 2013
		By:	/s/ John Mastalerz Jr.
John Mastalerz Jr.
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX
DESCRIPTION OF EXHIBIT
Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3(ii)	Amended and Restated Bylaws of H. J. Heinz Company effective June 7, 2013 and amended October 15, 2013.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32(a)	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32(b)	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.LAB	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________