Form 10-KT
period 2013-12-29
HEINZ H J CO
filed 2014-03-07
CIK 46640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 29, 2013 to December 29, 2013
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
None of the voting or non-voting common equity of the registrant is held by non-affiliates or of the registrant. There is no public market for any class of common equity of the registrant.
The number of shares of the Registrant’s Common Stock, no par value per share, outstanding as of December 29, 2013, was 100 shares.

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
As a result of the Merger and the transactions entered into in connection therewith, we have inherited the liabilities and obligations of Merger Subsidiary, including Merger Subsidiary's obligations under the Senior Credit Facilities. The Senior Credit Facilities consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the new senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the term loan was drawn, and no revolving loans were drawn.
Also on June 7, 2013, in connection with the Merger, we executed a Joinder Agreement (the “Purchase Agreement Joinder”) to the Purchase Agreement, dated March 22, 2013 (the “Purchase Agreement”), among Merger Subsidiary, Parent and the several initial purchasers named in the schedule thereto (the “Initial Purchasers”), relating to the issuance and sale by Merger Subsidiary to the Initial Purchasers of $3.1 billion in aggregate principal amount of Merger Subsidiary's 4.25% Second Lien Senior Secured Notes due 2020 (the “Notes”), pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Purchase Agreement. On June 7, 2013, the Company entered into a supplemental indenture (the "Supplemental Indenture") to the Indenture dated as of April 1, 2013 governing the Notes pursuant to which the Company assumed all of the obligations of Merger Subsidiary as issuer of the Notes.
We refer to the Merger and the related transactions, including the issuance and sale of the Notes, the entering into the Purchase Agreement Joinder, the Supplemental Indenture and the borrowings under the Senior Credit Facilities, as the “Transactions.”
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
On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013 (collectively the "transition period") as a separate transition period.
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
Heinz, Classico, Jack Daniel’s*, Wyler’s, Heinz Bell ’Orto, Chef Francisco, Ore-Ida, Bagel Bites, Weight Watchers* Smart Ones, Poppers, T.G.I. Friday’s*, Delimex, Escalon, PPI, Nancy’s, Lea & Perrins, Renee’s Gourmet, HP

Europe	17	—	Heinz, Orlando, Karvan Cevitam, Roosvicee, Weight Watchers*, Farley’s, Plasmon, Nipiol, Pudliszki, Honig, De Ruijter, Aunt Bessie*, Lea & Perrins, HP, Amoy*, Daddies, Wyko, Benedicta
Asia/Pacific	21	—
Heinz, Wattie’s, ABC, Farley’s, Greenseas, Ocean Blue, Ox & Palm, Ore-Ida, Lea & Perrins, HP, Classico, Weight Watchers*, Cottee’s, Complan, Glucon D, Golden Circle, Original Juice Co., Master, Guanghe

Rest of World	6	2	Heinz, Farley’s, Complan, HP, Lea & Perrins, Classico, Wattie’s, Quero
	59	6	* Used under license

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
The Company’s products are sold through its own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities, and certain government agencies. For the Successor period from February 8, 2013 through December 29, 2013, the Predecessor period from April 29, 2013 through June 7, 2013, Fiscal 2013, 2012 and 2011, one customer, Wal-Mart Stores Inc., represented approximately 10% of the Company’s sales. In addition, the Company has sales to a third party which is controlled by one of the Sponsors totaling less than 1% of the Company's consolidated net sales. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company’s estimated capital expenditures for environmental control facilities for the remainder of 2014 and the succeeding fiscal year are not material and are not expected to materially affect the earnings, cash flows or competitive position of the Company.
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
The Company had approximately 28,700 full time employees, including open positions, at December 29, 2013.
Segment information is set forth in this report in Note 17, “Segment Information” in Item 8—“Financial Statements and Supplementary Data.”
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
The total cash consideration paid in connection with the Merger was approximately $28.75 billion, including the assumption of the Company's outstanding debt, which was funded from equity contributions from the Sponsors, as well as proceeds received by Merger Subsidiary from the Senior Credit Facilities and upon the issuance of the Notes (as defined and described herein). The Senior Credit Facilities consist of:

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

On June 7, 2013, this indebtedness was assumed by the Company.

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
The acquisition has been accounted for as a purchase business combination.  The application of purchase accounting as of the closing date has had a material effect on the Company's results of operations for periods after the acquisition. See "The Merger" in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4, "Merger and Acquisition" in Item 8- "Financial Statements and Supplementary Data".
Financing implications of the acquisition on our historic debt
A substantial portion of the Company's indebtedness was subject to acceleration upon a change of control or required the Company to offer holders the option to repurchase such indebtedness from such holders (assuming such change of control triggered certain downgrades in the ratings of the Company's debt).  Certain of the Company's outstanding indebtedness at June 7, 2013 that was not subject to acceleration upon a change of control and that either did not contain change of control repurchase obligations or where the holders did not elect to have such indebtedness repurchased in a change of control offer remain outstanding.
On March 13, 2013, the Company launched a successful consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement.
Changes in the Directors and Officers of the Company
On June 7, 2013, in connection with the Merger and related transactions, William R. Johnson resigned as Chief Executive Officer of the Company and Arthur B. Winkleblack resigned as Chief Financial Officer of the Company. Bernardo Hees was appointed as Chief Executive Officer of the Company and Paulo Basilio was appointed as Chief Financial Officer of the Company, each effective as of the consummation of the Merger.
Also in accordance with the terms of the Merger Agreement, as of the effective time of the Merger, each of William R. Johnson, Charles E. Bunch, Leonard S. Coleman Jr., John G. Drosdick, Edith E. Holiday, Candace Kendle, Franck J. Moison, Dean R. O'Hare, Nelson Peltz, Dennis H. Reilley, Lynn C. Swann, Thomas J. Usher and Michael F. Weinstein (the “Former Directors”) ceased serving as members of the board of directors of the Company and, in connection therewith, the Former Directors also ceased serving on any committees of which such Former Directors were members.

Warren Buffett, Alexandre Behring, Gregory Abel, Jorge Paulo Lemann, Marcel Herrmann Telles and Tracy Britt Cool were elected as new members of the board of directors of the Company on June 7, 2013.

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
The Company’s performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the U.S., Venezuela and other international locations where the Company does business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results. In addition, recent uncertainty in Europe, particularly in Greece, Italy, Ireland, Portugal and Spain could adversely affect our Euro-denominated assets and global operations.
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
As a result of the Merger on June 7, 2013, H. J. Heinz Company is now controlled by the Sponsors. The Sponsors beneficially own substantially all of the equity interests in Parent. The Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders. For example, the Sponsors could cause us to make acquisitions that increase the amount of our indebtedness. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of the equity of Parent, they will continue to be able to strongly influence or effectively control our decisions.

Our business could be adversely impacted as a result of the Merger and significant costs, expenses and fees.

The Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations or activities and may be diverted from the day-to-day operations of our business;

•	our associates may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

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
Our high degree of indebtedness could have important consequences for our creditors, including holders of the Notes. For example, they could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	increase our vulnerability to general economic and industry conditions;

•
expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest (however we have entered into swap arrangements which may serve to mitigate variable interest rate risk while they remain in place);

•	make it more difficult for us to make payments on our indebtedness; and

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities.

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
Prior to the Fiscal 2013 year end, H. J. Heinz Company common stock was traded principally on The New York Stock Exchange under the symbol HNZ. As a result of the Merger, the common stock of the Company is now privately held by a subsidiary of Parent, the sole shareholder of the Company. The Company's stock is no longer traded on The New York Stock Exchange or any other stock exchange or public market. As a result Earnings per share information has not been presented.

Item 6.	Selected Financial Data.
The following table presents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 2009 through 2013 and for the periods from April 29 to June 7 2013 (Predecessor) and February 8 to December 29, 2013 (Successor). All amounts are in thousands except per share data.

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011	April 28, 2010	April 29, 2009
	(29 Weeks)(3)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Sales(1)	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636	$10,323,968	$9,826,298
Interest expense(1)	$408,503	$35,350	$283,607	$293,009	$272,660	$293,574	$336,509
(Loss)/income from continuing operations(1)	$(66,082)	$(191,424)	$1,102,045	$991,123	$1,045,505	$962,840	$969,186
(Loss)/income from continuing operations attributable to H.J. Heinz Company common shareholders(1)	$(71,385)	$(194,298)	$1,087,615	$974,374	$1,029,067	$945,389	$954,297
Short-term debt and current portion of long-term debt	$251,454	NA	$2,160,393	$246,708	$1,534,932	$59,020	$65,638
Long-term debt, exclusive of current portion(2)	$14,617,646	NA	$3,848,339	$4,779,981	$3,078,128	$4,559,152	$5,076,186
Total assets	$38,972,348	NA	$12,939,007	$11,983,293	$12,230,645	$10,075,711	$9,664,184

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

(2)
Long-term debt, exclusive of current portion, includes $122.5 million, $128.4 million, $150.5 million, $207.1 million, and $251.5 million of hedge accounting adjustments associated with interest rate swaps at April 28, 2013, April 29, 2012, April 27, 2011, April 28, 2010, and April 29, 2009, respectively. There were no interest rate swaps requiring such hedge accounting adjustments at December 29, 2013.

(3)
Refers to the weeks of operating activity included in the period. The activity in the period February 8, 2013 to April 28, 2013 related primarily to the issuance of the Second Lien Senior Secured Notes due 2020 and recognition of associated issuance costs and interest expense.

The Successor period results include the following special items:

•
The Company incurred Merger related costs of $157.9 million consisting primarily of advisory fees, legal, accounting and other professional costs, as well as severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. See Note 4, “Merger and Acquisition” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

•
The Company is investing in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The Company recorded pre-tax costs related to these initiatives of $410.4 million in the Successor period. See Note 7, “Restructuring and Productivity Initiatives” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

The results of the Predecessor period from April 29, 2013 to June 7, 2013 include the following special items:

•
Prior to consummation of the Merger, the Company incurred Merger related costs of $112.2 million resulting from the acceleration of expense for stock options, restricted stock units and other compensation plans pursuant to the existing change in control provisions of those plans. The Company also recorded a loss from the extinguishment of debt of $129.4 million for debt required to be repaid upon closing as a result of the change in control. See Note 4, “Merger and Acquisition” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

Fiscal 2013 results include the following special items:

•
As a result of the Merger, the Company incurred $44.8 million pre-tax of transaction-related costs, including legal, accounting and other professional fees, during the fourth quarter of Fiscal 2013. See Note 4, “Merger and Acquisition” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

•	Also during the fourth quarter of Fiscal 2013, the Company closed a factory in South Africa resulting in a $3.5 million pre-tax charge primarily related to asset write-downs.

•
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30, resulting in a $42.7 million pre-tax currency translation loss during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

•
During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte ("Foodstar") earn-out that was due in 2014 resulting in a $12.1 million pre-tax charge in SG&A. See Note 13, "Fair Value Measurements" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

Fiscal 2012 results from continuing operations include expenses of $205.4 million pre-tax for productivity initiatives. See Note 7, "Restructuring and Productivity Initiatives" in Item 8—"Financial Statement and Supplementary Data" for further explanation of these initiatives.

Fiscal 2010 results from continuing operations include expenses of $35.9 million pre-tax for upfront productivity charges and a gain of $15.0 million pre-tax on a property disposal in the Netherlands. The upfront productivity charges include costs associated with targeted workforce reductions and asset write-offs, that were part of a corporation-wide initiative to improve productivity. The asset write-offs related to two factory closures and the exit of a formula business in the U.K.

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
Purchase Accounting Effects. The Merger was accounted for using the acquisition method of accounting which affected our results of operations in certain significant respects. The Sponsors' cost of acquiring the Company has been pushed down to establish a new accounting basis for the Company. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The allocation of the total purchase price to the Company's net tangible and identifiable intangible assets was based on preliminary estimated fair values as of the Merger date, as described further in Note 4 to the Financial Statements. In addition to the transaction related expenses discussed further below, the following are reflected in our results of operations for the Successor period from February 8, 2013 to December 29, 2013:

•
The purchase accounting adjustment to inventory resulted in an increase in cost of products sold of approximately $383 million as those products were sold to customers during the period subsequent to the Merger.

•	Incremental amortization of approximately $34 million on the step-up in basis of definite-lived intangible assets which was included within cost of products sold.

•	Incremental interest expense of $226 million related to new borrowings under the Senior Credit Facilities and the Notes issued in a private offering, in connection with the Merger.

•	The purchase accounting adjustment to deferred pension costs resulted in a decrease in pension expense of approximately $17 million which was primarily reflected in cost of products sold.

•	The purchase accounting adjustment to deferred derivative gains related to foreign currency cash flow hedges resulted in an increase in cost of products sold of approximately $14 million.

•
We recognized a gain of $118 million on interest rate swap agreements entered into by Merger Subsidiary prior to the Merger to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded the gain due to changes in fair value of these instruments, and separately reflected the gain in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. As of the Merger date, these interest rate swaps were designated as cash flow hedges of the variable interest payments on the term notes issued in connection with the Merger, with changes in fair value of the derivatives reflected in other comprehensive income from that date forward.

Transaction Related Expenses. During the Successor period, the Company incurred $157.9 million in Merger related costs on a pretax basis, including $70.0 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million during the Successor period related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.
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
Periods Presented
Successor -The consolidated financial statements as of December 29, 2013, and for the period from February 8, 2013 through December 29, 2013, include the accounts of Merger Subsidiary from inception on February 8, 2013 and the accounts of the Company subsequent to the closing of the Merger on June 7, 2013. The activity in the period February 8, 2013 to April 28, 2013 related primarily to the issuance of the Second Lien Senior Secured Notes due 2020 and recognition of associated issuance costs and interest expense. The cash was invested in a money market account until the completion of the Merger on June 7, 2013. See Note 10 for further details. The following represents the condensed financial information for Merger Subsidiary for the period February 8, 2013 to April 28, 2013 and as at April 28, 2013:

Hawk Acquisition Sub, Inc. (Successor)

Condensed Statement of Operations
For the Period from February 8, 2013 through April 28, 2013

February 8 - April 28, 2013
(In thousands)
Merger related costs	$19,713
Operating loss	(19,713)
Unrealized loss on derivative instrument	(65,294)
Interest Expense, net	(10,743)
Loss from continuing operations before income tax	(95,750)
Benefit from income taxes	37,842
Net loss	$(57,908)

Hawk Acquisition Sub, Inc. (Successor)

Condensed Balance Sheet
As of April 28, 2013

April 28, 2013
(In thousands)
Cash	$3,011,750
Other assets	125,231
Total assets	$3,136,981

Notes payable	$3,100,000
Other liabilities	94,889
Total liabilities	3,194,889
Shareholder's deficit	(57,908)
Total liabilities and shareholder's deficit	$3,136,981

Predecessor - the consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Transition period - the combination of the Successor and the Predecessor period from April 29, 2013 to June 7, 2013.

Fiscal 2013 - the fiscal year from April 30, 2012 to April 28, 2013.

Fiscal 2012 - the fiscal year from April 28, 2011 to April 29, 2012.

Fiscal 2011 - the fiscal year from April 29, 2010 to April 27, 2011.

Executive Overview
The Company's total sales were $6.24 billion for the Successor period and $1.11 billion for the Predecessor period, compared to $7.44 billion for the eight months ended December 23, 2012 (based on the Company's former fiscal month end). The decline in sales was principally due to unfavorable foreign exchange translation rates which decreased sales by 1.8%, partially offset by an increase in volume of 0.8% as favorable volume in emerging markets coupled with 2.2% of incremental volume due to an extra week of sales in the Successor period to align to the new year end exceeded declines in developed markets. Volume in the Successor period was unfavorably impacted by category softness and reduced promotional pricing mainly in the U.S when compared to the prior year period and by one extra month of sales (approximating 0.5% of sales) being reported in Brazil in the prior year period as the subsidiary's fiscal reporting was conformed to the Company's fiscal period. Net pricing increased sales by 0.3%, driven by price increases in Brazil, Indonesia and U.S. Foodservice. Divestitures decreased sales by 0.4%.
In the Successor and Predecessor periods February 8, 2013 to December 29, 2013, and April 29, 2013 to June 7, 2013, respectively, gross profit, operating income and net income have been significantly impacted by Merger and restructuring related costs and expenses. In addition, for the Successor period, the effects of the new basis of accounting resulted in increased non-cash charges to cost of sales for the step up in inventory value, increased amortization expense associated with the fair value adjustments to intangible assets and the increased borrowings to fund the Merger resulted in higher interest costs compared to prior year quarter. See The Merger and The Results of Operation sections for further information on the Merger related costs and expenses and further analysis of our operating results for the quarter.

Transition Period Restructuring and Productivity Initiatives

During the transition period, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of December 29, 2013, these initiatives have resulted in the reduction of approximately 3,400 corporate and field positions across the Company's global business segments as well as the closure and consolidation of manufacturing and corporate office facilities. Including charges incurred as of December 29, 2013, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses related to the reduction in corporate and field positions and the ongoing annual cost savings is estimated to be approximately $250 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these work force reductions are subject to a number of assumptions and may differ from actual results.
On November 14, 2013, the Company announced the planned closure of 3 factories in the U.S. and Canada by the middle of calendar year 2014.  The number of employees expected to be impacted by these 3 plant closures and consolidation is approximately 1,350. The Company currently estimates it will incur total charges of approximately $63 million for severance benefits and other severance-related expenses related to these factory closures.  In addition the Company will recognize accelerated depreciation on assets to be disposed of. In the Successor period, the Company incurred an immaterial amount of severance benefits and other severance-related expenses, and $55.6 million in accelerated depreciation related to these factory closures. The ongoing annual cost savings is estimated to be approximately $55 million. The severance-related charges and cost savings assumptions that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions.

The Company recorded pre-tax costs related to these productivity initiatives of $410 million in the Successor period and $6 million in the Predecessor period which were recorded in the Non-Operating segment. See Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 7 – Restructuring and Productivity Initiatives” for additional information on these productivity initiatives. There were no such charges in the eight months ended December 23, 2012.

Fiscal 2012 Productivity Initiatives

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax during the fiscal year ended April 29, 2012, all of which were reported in the Non-Operating segment. In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for the fiscal year ended April 29, 2012 . See Note 7, "Restructuring and Productivity Initiatives" in Item 8- "Financial Statements and Supplementary Data" and the "Liquidity and Financial Position" section below for additional information on these productivity initiatives.

Discontinued Operations
In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and during the Successor period, the sale was completed, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. As a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 were reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they were not material for separate balance sheet presentation.
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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Sales	$2.9	$1.2	$47.7	$141.5	$148.0
Net after-tax losses	$(5.6)	$(1.3)	$(17.6)	$(51.2)	$(39.6)
Tax benefit on losses	$—	$—	$0.6	$1.4	$2.6

Results of Continuing Operations

On October 21, 2013, the Company's Board of Directors approved a change in the Company's fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the Successor period from February 8, 2013 through December 29, 2013 and the Predecessor period from April 29, 2013 through June 7, 2013. As a result, the following discussion compares our results of operations for the 35 week transition period to our results of operations for the eight months, or 34 weeks, ended December 23, 2012.
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
Throughout this discussion, data for all periods except as of and for the eight months ended December 23, 2012, are derived from our audited consolidated financial statements, which appear in Item 8 – “Consolidated financial Statements and Supplementary Data” of this annual report on form 10-K. All data as of and for the eight months ended December 23, 2012, are derived from our unaudited consolidated financial information, which is presented in the table below and in Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 22 – Change in Fiscal Year End”.

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - December 23, 2012
	(29 Weeks)	(6 Weeks)	(34 Weeks)
			(Unaudited)
	(In thousands)
Sales	$6,239,562	$1,112,872	$7,438,060
Cost of products sold	4,587,791	729,537	4,746,057
Gross profit	1,651,771	383,335	2,692,003
Selling, general and administrative expenses	1,501,807	243,364	1,606,902
Merger related costs	157,938	112,188	—
Operating (loss)/income	(7,974)	27,783	1,085,101
Interest income	13,071	2,878	20,459
Interest expense	408,503	35,350	188,544
Unrealized gain on derivative instruments	117,934	—	—
Other expense, net	(12,233)	(125,638)	(5,216)
(Loss)/income from continuing operations before income taxes	(297,705)	(130,327)	911,800
(Benefit from)/provision for income taxes	(231,623)	61,097	142,528
(Loss)/income from continuing operations	(66,082)	(191,424)	769,272
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(36,322)
Net (loss)/income	(71,718)	(192,697)	732,950
Less: Net income attributable to the noncontrolling interest	5,303	2,874	10,619
Net (loss)/income attributable to H. J. Heinz Company	$(77,021)	$(195,571)	$722,331
The Company’s revenues are generated via the sale of products in the following categories:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - December 23, 2012	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(34 weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Ketchup and Sauces	$3,081,347	$533,932	$3,476,252	$5,375,788	$5,232,607	$4,607,326
Meals and Snacks	2,185,831	359,412	2,736,800	4,240,808	4,337,995	4,134,836
Infant/Nutrition	624,359	118,528	760,670	1,189,015	1,232,248	1,175,438
Other	348,025	101,000	464,338	723,275	704,722	641,036
Total	$6,239,562	$1,112,872	$7,438,060	$11,528,886	$11,507,572	$10,558,636

Company Results - The period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to Eight Months Ended December 23, 2012

Sales were $6.24 billion for the Successor period and $1.11 billion for the Predecessor period, respectively, compared to $7.44 billion for the eight months ended December 23, 2012, a decrease of $86 million or 1.2% period over period. Volume increased 0.8%, as favorable volume in emerging markets coupled with an extra week of sales in the Successor period to align to the new year end (approximating 2.2% of incremental volume) exceeded declines in developed markets. Volume in the current eight month period was unfavorably impacted by reduced promotional pricing mainly in the U.S. when compared to the prior year period and by one extra month of sales (approximating 0.5% of sales) being reported in Brazil in the prior year period as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting. Net pricing increased sales by 0.3%, driven by price increases in Brazil, Indonesia and U.S. Foodservice partially offset by price decreases in Australia, New Zealand, Italy and Venezuela. Divestitures decreased sales by 0.4% and unfavorable foreign exchange translation rates decreased sales by 1.8%.

Gross profit decreased $657 million or 24.4% to $1.65 billion for the Successor period and $383 million for the Predecessor, respectively, from a gross profit of $2.69 billion for the eight months ended December 23, 2012, and gross profit margin decreased to 27.7% from 36.2%. These decreases are primarily related to higher cost of products sold in the Successor period associated with the purchase accounting adjustments related to the step up in value of inventory ($383 million) and incremental amortization of the preliminary step-up in basis of definite lived intangible assets ($34 million). Gross profit was also negatively impacted by restructuring and productivity initiatives of $169 million for the Successor period and $6 million for the Predecessor period, respectively. The restructuring and productivity related charges are recorded in the non-operating segment.

Selling, general and administrative expenses ("SG&A") increased $138 million, or 8.6% to $1.50 billion for the Successor period and $243 million for the Predecessor period, and increased as a percentage of sales to 23.7% from 21.6% period over period. The increase in SG&A is attributable to severance related to the restructuring and productivity initiatives of $242 million.

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

Operating income decreased $1.07 billion to an operating loss of $8 million for the Successor period and an operating income of $28 million for the Predecessor period, respectively, reflecting the decrease in gross profit discussed above and the impact of the merger related charges.

Net interest expense increased $260 million, to $395 million for the Successor period and $32 million for the Predecessor period, respectively, reflecting higher average debt balances resulting from the Merger. Included in the Successor period is $25 million of interest expense incurred by Merger Subsidiary prior to the consummation of the Merger. Other income (expense), net, decreased $133 million, to an expense of $12 million for the Successor period and expense of $126 million for the Predecessor period, respectively, primarily related to the costs for early extinguishment of debt related to the Merger.

Prior to the Merger, Merger Subsidiary entered into interest rate swap agreements to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the Merger date, and as such, we recorded a gain of $118 million in the Successor period due to changes in fair value of these instruments, and separately reflected the gain in the accompanying statement of operations. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary.
For the Successor period the Company recorded a tax benefit of $232 million, or 77.8% of pretax loss. For the Predecessor period the Company recorded a tax expense of $61 million, or (46.9%) of pretax loss. In the eight months ended December 23, 2012, the Company recorded a tax expense of $143 million, or 15.6% of pretax income.
The tax benefit in the Successor period included a benefit of $107 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013, and a favorable jurisdictional income mix. The benefit of the statutory tax rate reduction in the United Kingdom was favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting for the Merger.
The tax provision for the Predecessor period April 29, 2013 to June 7, 2013 was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of current period nondeductible Merger related costs.
The tax provision for the eight months ended December 23, 2012 included the $63 million tax benefit that occurred as a result of an increase in the tax basis of both fixed and intangible assets resulting from a tax-free reorganization in a foreign jurisdiction, a $13 million tax benefit from an intangible asset revaluation for tax purposes elected by a foreign subsidiary, and a benefit of $10 million related to a 200 basis point statutory tax rate reduction also in the United Kingdom.
The net loss from continuing operations attributable to H. J. Heinz Company was $71 million for the Successor period and $194 million for the Predecessor period, compared to net income of $759 million in the eight months ended December 23, 2012.

OPERATING RESULTS BY BUSINESS SEGMENT

The following discussion compares the operating results by business segment for the period from February 8, 2013 through December 29, 2013 (Successor) and the period from April 29, 2013 through June 7, 2013 (Predecessor) compared to the eight months ended December 23, 2012. All data for the eight months ended December 23, 2012, are derived from our unaudited consolidated financial information, which is presented in the table below:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	February 8 - December 29, 2013	April 29 - June 7, 2013	February 8 - December 29, 2013	April 29 - June 7, 2013
	Net External Sales		Gross Profit		Operating Income (Loss)
	(In thousands)
North American Consumer Products	$1,669,924	$307,971	$547,009	$123,357	$269,642	$65,459
Europe	1,829,607	284,657	575,231	98,220	195,235	32,918
Asia/Pacific	1,328,488	272,116	290,385	92,895	11,833	37,616
U.S. Foodservice	772,598	135,688	192,604	38,579	84,273	15,531
Rest of World	638,945	112,440	215,107	35,673	74,238	10,560
Non-Operating	—	—	(168,565)	(5,389)	(643,195)	(134,301)
Consolidated Totals	$6,239,562	$1,112,872	$1,651,771	$383,335	$(7,974)	$27,783

	Predecessor
	April 30 - December 23, 2012
	Net External Sales	Gross Profit	Operating Income (Loss)
	(In thousands)
North American Consumer Products	$2,047,516	$855,759	$505,418
Europe	2,124,441	815,198	374,519
Asia/Pacific	1,647,494	517,640	169,432
U.S. Foodservice	871,974	244,772	101,162
Rest of World	746,635	255,112	82,025
Non-Operating	—	3,522	(147,455)
Consolidated Totals	$7,438,060	$2,692,003	$1,085,101

North American Consumer Products

Sales of the North American Consumer Products segment decreased $70 million, or 3.4%, to $1.67 billion for the Successor period and $308 million for the Predecessor period, respectively. Lower net price of 0.7% reflects increased promotional activity on frozen appetizers and snacks, frozen potatoes and frozen meals and sides, partially offset by higher pricing from reduced ketchup promotions in the U.S. Volume was down 1.8% reflecting category softness in frozen potatoes and frozen nutritional entrees, along with a reduction in Heinz® ketchup promotional activity, partially offset by 2.6% of incremental volume due to the extra week of sales to align to the new year end. Unfavorable Canadian exchange translation rates decreased sales 0.8%.

Gross profit decreased $185 million, or 21.7%, to $547 million for the Successor period and $123 million for the Predecessor period, and the gross profit margin decreased to 33.9% from 41.8%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, and lower volume. Operating income decreased $170 million to $270 million for the Successor period and $65 million for the Predecessor period reflecting the decline in gross profit, partially offset by lower SG&A primarily related to the current year restructuring initiatives.

Europe

Heinz Europe sales decreased $10 million, or 0.5%, to $1.83 billion for the Successor period and $285 million for the Predecessor period. Volume was up 0.2% as 2.0% of incremental volume due to the extra week of sales to align to the new year end as well as strong performance in Russia and Germany was largely offset by soft category sales in the U.K., Italy and The Netherlands. Volume in the U.K. was also impacted by the strategic decision to realign promotional activity and by the timing of sales related to the Project Keystone(1) go-live in May 2013. Net pricing decreased 0.4% primarily reflecting higher pricing in Benelux and Eastern Europe which was more than offset by pricing declines in Italy and Russia. The divestitures of a small soup business in Germany and a non-core product line in Russia decreased sales 1.4%. Favorable exchange translation rates increased sales 1.1%.

Gross profit decreased $142 million, or 17.4%, to $575 million for the Successor period and $98 million for the Predecessor period, while the gross profit margin decreased to 31.9% from 38.4%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory. Operating income decreased $146 million to $195 million for the Successor period and operating income of $33 million for the Predecessor period, reflecting the decline in gross profit and higher SG&A expenses primarily related to increased marketing spend in Russia and Italy.

(1) Project Keystone is a multi-year global program designed to drive productivity and make Heinz much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP

Asia/Pacific

Heinz Asia/Pacific sales decreased $47 million, or 2.8%, to $1.33 billion for the Successor period and $272 million for the Predecessor period, as unfavorable exchange translation rates decreased sales by 6.3%. Volume increased 3.1% largely a result of the 1.7% of incremental volume due to the extra week of sales to align to the new year end and continued strong performance of Master® branded sauces in China and Heinz branded infant feeding products in China as well as frozen products in Japan and ABC® sauces in Indonesia. These increases were partially offset by declines in Glucon D® and Complan® branded products in India. Pricing increased 0.4%, as price increases on ABC® sauces in Indonesia and Master® branded sauces in China were offset by higher promotion spending in Australia and New Zealand.

Gross profit decreased $134 million, or 26.0%, to $290 million for the Successor period and $93 million for the Predecessor period, while the gross profit margin decreased to 23.9% from 31.4%. These decreases are related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory, as well as, unfavorable foreign exchange translation rates. Operating income decreased $120 million to $12 million for the Successor period and $38 million for the Predecessor period, reflecting the decline in gross profit, partially offset by lower SG&A expense across the region including lower marketing spend in India. SG&A in the prior year benefited from a gain on the sale of excess land in Indonesia.

U.S. Foodservice

Sales of the U.S. Foodservice segment increased $36 million, or 4.2%, to $773 million for the Successor period and $136 million for the Predecessor period. Pricing increased sales 2.0%, largely due to price increases on ketchup and other sauces and condiments partially offset by pricing decreases on frozen soup. Volume increased by 2.1% largely a result of the 3.0% of incremental volume from the extra week of sales to align to the new year end and increases primarily in ketchup and other sauces and condiments partially offset by volume declines in frozen soup.

Gross profit decreased $14 million, or 5.6%, to $193 million for the Successor period and $39 million for the Predecessor period and the gross profit margin decreased to 25.5% from 28.1%. These decreases are primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory partially offset by increased volume and pricing. Operating income decreased $1 million to $84 million for the Successor period and $16 million for the Predecessor period reflecting the decline in gross profit offset by lower SG&A primarily related to the current year restructuring initiatives.

Rest of World

Sales for Rest of World increased $5 million, or 0.6%, to $639 million for the Successor period and $112 million for the Predecessor period. Volume increased 3.3% largely as a result of 1.8% of incremental volume due to the extra week of sales to align to the new year end and volume gains across the segment which were partially offset by the one extra month of sales reported in Brazil in the prior year as discussed above, the impact of which was split evenly between the Ketchup & Sauces and Meals & Snacks categories and mainly impacted Quero® branded sales. Pricing increased sales by 2.6%, largely due to price increases on

Quero® branded products in Brazil, partially offset by price decreases in Venezuela. (See the “Venezuela- Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Foreign exchange translation rates decreased sales 5.3%.

Gross profit decreased $4 million, or 1.7%, to $215 million for the Successor period and $36 million for the Predecessor period while the gross profit margin decreased to 33.4% from 34.2%. The decrease in gross profit is primarily related to higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step up in value of inventory and the lower volume in Brazil resulting from the extra month of results in the prior year period, partially offset by reduced cost of products sold in Mexico following the switch to local production, expansion of higher margin Complan® branded products in Nigeria, and the favorable impact of the higher pricing. Operating income increased $3 million to $74 million for the Successor period and $11 million for the Predecessor period, primarily reflecting the decline in gross profit which was more than offset by lower SG&A primarily related to the current year restructuring initiatives.

Fiscal 2013 Company Results - Fiscal Year Ended April 28, 2013 compared to Fiscal Year Ended April 29, 2012

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

Operating income increased $159 million, or 10.6%, to $1.66 billion. Excluding the special items in the current year and charges for productivity initiatives in Fiscal 2012, operating income increased $14 million, or 0.8%, to $1.72 billion.

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

The effective tax rate for Fiscal 2013 decreased to 18.0% from 19.8% in the prior year on a reported basis. Excluding special items in the current year and productivity initiatives last year, the effective rate was 18.2% compared to 21.3% last year. The decrease in the effective tax rate is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, which includes our Fiscal 2013 reorganization, and reduced charges for the repatriation of current year foreign earnings. See below in "Liquidity and Financial Position" for further explanation. These amounts were partially offset by lower current year benefits from tax free interest and tax on income of foreign subsidiaries. The prior year also contained a benefit from the resolution of a foreign tax case. Both periods contained a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom.

Income from continuing operations attributable to H. J. Heinz Company was $1.09 billion, an increase of 11.6% compared to $974 million in the prior year on a reported basis. Excluding special items(2), income from continuing operations was $1.17 billion, an increase of 4.5% compared to $1.12 billion in the prior year excluding charges for productivity initiatives.

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

Despite unfavorable foreign exchange translation rates, gross profit increased $48 million, or 6.3%, to $805 million, and the gross profit margin increased to 31.8% from 30.3%. The higher gross margin reflects productivity improvements and higher pricing, partially offset by higher commodity costs, particularly sugar costs in Indonesia. SG&A increased as investments in marketing and improved capabilities in our emerging markets businesses were partially offset by foreign exchange translation rates and a gain in the current year on the sale of excess land in Indonesia. Operating income increased by $31 million, or 13.3%, to $266 million. Australia's operating income improved this year as a result of savings from last year's productivity initiatives.

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

Fiscal 2012 Company Results - Fiscal Year Ended April 29, 2012 compared to Fiscal Year Ended April 27, 2011

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

Income from continuing operations attributable to H. J. Heinz Company was $974 million, a decrease of 5.3%. Excluding charges for productivity initiatives(3), income from continuing operations attributable to H. J. Heinz Company was $1.12 billion compared to $1.03 billion in Fiscal 2011, an increase of 8.7%. This increase was largely due to higher sales and a lower effective tax rate, partially offset by a lower gross margin and investments in marketing, emerging markets capabilities and Project Keystone.

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

Rest of World

Sales for Rest of World increased $509 million, or 108.3%, to $979 million. The acquisition of Coniexpress S.A. Industrias Alimenticias ("Coniexpress" or "Quero") in Brazil , which was completed at the end of Fiscal 2011, increased sales 76.6%. Higher pricing increased sales by 21.5%, largely due to price increases in Latin America taken to mitigate inflation. (See the “Venezuela - Foreign Currency and Inflation” section below for further discussion on inflation in Venezuela.) Volume increased 11.9% mainly due to increases in Heinz® ketchup and baby food in Latin America. Volume in Latin America was unfavorably impacted in Fiscal 2011 by labor disruptions which occurred in Venezuela. Ketchup and sauces in South Africa and improvements across product categories in the Middle East also drove favorable volume. Foreign exchange translation rates decreased sales 1.7%.

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

Liquidity and Financial Position

In connection with the Merger, the cash consideration was funded from equity contributions from the Sponsors and cash of the Company, as well as proceeds received by Merger Subsidiary in connection with the following debt financing pursuant to the Senior Credit Facilities and the Notes:

•
$9.5 billion in senior secured term loans, with tranches of 6 and 7 year maturities and fluctuating interest rates based on, at the Company's election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor. Prior to the Merger, Merger Subsidiary entered into interest rate swaps to mitigate exposure to the variable interest rates on these term loans and as a result, the rate on future interest payments beginning in January 2015 and extending through July 2020 have been fixed at an average fixed rate of 4.5%,

•
$2.0 billion senior secured revolving credit facility with a 5 year maturity and a fluctuating interest rate based on, at the Company's election, base rate or LIBOR, with respective spreads ranging from 50-100 basis points for base rate loans and 150-200 basis points for LIBOR loans, on which nothing is currently drawn, and

•	$3.1 billion of 4.25% secured second lien notes with a 7.5 year maturity, which are required to be exchanged within one year of consummation of the Merger Agreement for registered notes.

On June 7, 2013, Merger Subsidiary's indebtedness was assumed by the Company, substantially increasing the Company's overall level of debt. Refer to Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 10 – Debt and Financing Arrangements" for a more thorough discussion of our new debt arrangements.

Cash provided by operating activities was $35 million for the Successor period and cash used for operating activities was $372 million for the Predecessor period, compared to cash provided by operating activities of $350 million for the eight months ended December 23, 2012. The decline reflects the operating loss in the transition period resulting from merger and restructuring related costs and charges incurred on the early extinguishment of debt. The decline also reflects unfavorable movements in accounts payable and income taxes, additional pension funding, partially offset by favorable movements in inventories.
Cash provided by operating activities in Fiscal 2013 was $1.39 billion compared to $1.49 billion in Fiscal 2012. The decline reflects unfavorable movements in receivables, inventories and income taxes as well as increased pension contributions and cash paid in the current year for transaction costs related to the Merger. The unfavorable movement in receivables is largely due to an increase in cash received under the accounts receivable securitization program during Fiscal 2013. These were partially offset by favorable movements in payables. In addition, the settlement of the Foodstar earn-out resulted in a cash payment of $60 million, of which $15 million was reported in cash from operating activities and $45 million was reported in cash from financing activities on the consolidated cash flow statement. Cash paid in Fiscal 2013 for Fiscal 2012 productivity initiatives was $74 million ($29 million of which were capital expenditures) compared to $122 million ($25 million of which were net capital expenditures) in the prior year.
For Fiscal 2012, cash provided by operating activities was $1.49 billion compared to $1.58 billion in Fiscal 2011. The decline in Fiscal 2012 versus Fiscal 2011 reflects the cash impact of spending on productivity initiatives, as well as unfavorable movements in accounts payable and accrued income taxes, partially offset by favorable movements in receivables and inventories. Cash required for productivity initiatives was $122 million.

Cash used for investing activities totaled $21.7 billion for the Successor period and $89.8 million for the Predecessor period, compared to $205 million for the eight months ended December 23, 2012. Reflected in our cash flows used in investing activities for the Successor period is the merger consideration, net of cash on hand, of $21.5 billion.

For Fiscal 2013, cash used for investing activities totaled $373 million compared to $402 million in Fiscal 2012. Capital expenditures totaled $399 million (3.4% of sales) compared to $419 million (3.6% of sales) in Fiscal 2012, which was in-line with planned levels. Proceeds from disposals of property, plant and equipment were $19 million compared to $10 million in Fiscal 2012. The increase was primarily due to cash received for the sale of land in Indonesia in the current year. Proceeds from divestitures were $17 million in Fiscal 2013 compared to $4 million in Fiscal 2012. The Fiscal 2013 decrease in restricted cash was $4 million compared to an increase in restricted cash of $39 million in Fiscal 2012, which primarily represented collateral that the Company was required to maintain in connection with a total rate of return swap entered into during the third quarter of Fiscal 2012. Cash received for the sale of short-term investments in Brazil in Fiscal 2012 was $57 million.

For Fiscal 2012, cash used for investing activities totaled $402 million compared to $950 million of Fiscal 2011. Capital expenditures totaled $419 million (3.6% of sales) compared to $336 million (3.1% of sales) in Fiscal 2011, which was in-line with planned levels. Higher capital spending reflects increased investments in Project Keystone, capacity projects in emerging markets and productivity initiatives. Cash paid for acquisitions in Fiscal 2012 totaled $3 million compared to $618 million in Fiscal 2011 primarily related to Coniexpress in Brazil and Foodstar in China.

Cash provided by financing activities totaled $24.1 billion for the Successor period and $85.4 million for the Predecessor period, compared to cash used for financing activities of $824 million in the eight months ended December 23, 2012. The Merger was funded by equity contributions from the Sponsors totaling $16.5 billion as well as proceeds of approximately $11.5 billion under Senior Credit Facilities (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon the issuance of the Notes. The Company used such proceeds, which was partially offset by $320.8 million of debt issuance costs, to repay $4.2 billion of the Predecessor's outstanding short and long term debt and associated hedge contracts. Net cash used in the eight months of Fiscal 2013 primarily related to an additional interest acquired in Coniexpress for $80 million and dividend payments of $334 million.

For Fiscal 2013, cash provided by financing activities totaled $257 million compared to cash used of $363 million in Fiscal 2012.

•
Proceeds from long-term debt were $205 million in Fiscal 2013 and $1.91 billion in Fiscal 2012. During the first quarter of Fiscal 2013, the Company entered into a new variable rate three year 15 billion Japanese yen denominated credit agreement. The proceeds were swapped to 188.5 million U.S. dollars and the interest rate was fixed at 2.22%. During the fourth quarter of Fiscal 2012, the Company issued $300 million 1.50% Notes due 2017 and $300 million 2.85% Notes due 2022. During the second quarter of Fiscal 2012, the Company issued $300 million 2.00% Notes due 2016 and $400 million 3.125% Notes due 2021. During the first quarter of Fiscal 2012, the Company issued $500 million of private placement notes at an average interest rate of 3.48% with maturities of three, five, seven and ten years. Additionally, during the first quarter of Fiscal 2012, the Company issued $100 million of private placement notes at an average interest rate of 3.38% with maturities of five and seven years.

•
Fiscal 2013 proceeds from debt issuances were used to terminate a variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settle the associated swap, which had an immaterial impact to the Company's consolidated statement of income. Overall, payments on long-term debt were $224 million in Fiscal 2013 compared to $1.44 billion in Fiscal 2012. The prior year proceeds from debt issuances were used for the repayment of commercial paper and to pay off the Company's $750 million of notes which matured on July 15, 2011 and $600 million notes which matured on March 15, 2012.

•	Net proceeds on commercial paper and short-term debt were $1.09 billion in Fiscal 2013 compared to net payments of $43 million in Fiscal 2012.

•
Cash payments for treasury stock purchases, net of cash from option exercises, used $26 million of cash in the Fiscal 2013 compared to $119 million in Fiscal 2012. The Company repurchased 2.4 million shares of stock at a total cost of $139 million in Fiscal 2013 and 3.9 million shares of stock at a total cost of $202 million in Fiscal 2012. Under the terms of the Merger Agreement, the Company suspended its share repurchase program from February 13, 2013 through the closing of the acquisition on June 7, 2013.

•
Dividend payments totaled $666 million in Fiscal 2013, compared to $619 million in Fiscal 2012, reflecting an increase in the annualized dividend per common share to $2.06. Until the effective time of the Merger, the Merger Agreement permitted the Company to continue to declare and pay regular quarterly cash dividends not to exceed $0.515 per share of common stock with record dates and payment dates that were substantially consistent with the Company's past practice. The Merger Agreement did not permit the Company to pay a prorated dividend for the quarter in which the merger was completed.

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

For Fiscal 2011, cash used for financing activities totaled $483 million. Proceeds from long-term debt were $230 million relating to a variable rate, three-year 16 billion Japanese yen denominated credit agreement which was swapped to $193 million and the interest rate was fixed at 2.66%. Payments on long-term debt were $46 million as the proceeds discussed above were used in the funding of the Foodstar acquisition and for general corporate purposes. Net payments on commercial paper and short-term debt were $193 million. Cash proceeds from option exercises, net of treasury stock purchases, provided $85 million of cash. The Company purchased 1.4 million shares of stock at a total cost of $70 million. Dividend payments totaled $580 million.

At December 29, 2013, the Company had total debt of $14.87 billion and cash and cash equivalents of $2.46 billion.

In order to more efficiently manage foreign cash, we had a taxable distribution of earnings from certain foreign subsidiaries to the U.S. in the Predecessor period ended June 7, 2013 totaling approximately $420 million which resulted in a charge to our provision for income taxes of approximately $100 million in the same period. We were able to use existing foreign tax credit carryforwards to offset the tax liability created by such distributions such that there were no incremental cash taxes incurred in the period.  Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. While we continue to expect to reinvest a substantial portion of the future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated unremitted foreign earnings are likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings preliminarily determined not to be permanently reinvested, a deferred tax liability of approximately

$345 million is recorded. The Company currently anticipates repatriating the majority of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of a substantial portion of its foreign tax credit carryforwards. As of December 29, 2013, the Company has not yet finalized its estimate of acquisition date deferred taxes associated with repatriation plans and further adjustments of this estimate may be made as the purchase price allocation is finalized during the measurement period.

At December 29, 2013, approximately $1.4 billion of cash and short-term investments were held by international subsidiaries. A portion of the undistributed earnings of certain of the subsidiaries is not considered to be permanently reinvested for which deferred taxes of $345 million have been provided or taxes have been previously paid.  As a result, the Company can repatriate up to $2.6 billion of cash to the U.S. without incurring any additional tax expense.  For those undistributed earnings considered to be permanently reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.   If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made two distributions totaling $360 million in cash to Holdings during the Successor period and expects to continue to make quarterly cash distributions to fund this dividend.

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
The following table represents the contractual obligations of the Company as of December 29, 2013:

	Fiscal Year
	2014	2015-2016	2017-2018	2019 Forward	Total
	(In thousands)
Long Term Debt(1)	$585,724	$1,608,122	$1,479,042	$16,886,521	$20,559,409
Capital Lease Obligations	13,154	21,826	6,334	10,439	51,753
Operating Leases	137,360	112,919	91,320	160,237	501,836
Purchase Obligations	1,309,655	454,390	160,057	132,709	2,056,811
Other Long Term Liabilities Recorded on the Balance Sheet	113,576	144,671	106,791	317,131	682,169
Total	$2,159,469	$2,341,928	$1,843,544	$17,507,037	$23,851,978

(1)
Amounts include expected cash payments for interest on fixed rate long-term debt and fixed payments on interest rate swap contracts beginning in 2015 used to mitigate the variable interest payments on the Term Loans Facilities (see Item 8 – “Consolidated Financial Statements and Supplementary Data – Note 10 – Debt and Financing Arrangements”). Due to the uncertainty of forecasting expected variable rate interest payments on the Term Loan Facilities up until 2015 and other variable rate debt not covered by such swap contracts, those amounts are not included in the table.

Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and pension and postretirement benefit commitments. Pension benefits are expected to continue into the foreseeable future, but the Company has not included anything in the 2019 Forward column as it is unable to estimate the amount of such benefit payments. Defined benefit plan contributions for the next fiscal year are expected to be approximately $67 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. Payments of postretirement benefits for the next fiscal year are expected to be approximately $14.7 million. Long-term liabilities related to income taxes and insurance accruals included on the consolidated balance sheet are excluded from the table above as the Company is unable to estimate the timing of the payments for these items.
At December 29, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $62 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur.

Off-Balance Sheet Arrangements and Other Commitments
The Company does not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
As of April 28, 2013, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded it within Property, plant and equipment on the balance sheet as of that date.
On May 31, 2013, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 30, 2014. Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers are accounted for subsequent to this amendment as secured borrowings and the receivables sold pursuant to this program are included on the balance sheet as trade receivables, along with the Deferred Purchase Price. The amount of trade receivables included on the balance sheet at December 29, 2013 which are acting as collateral for these borrowings was $140 million. The Company acted as servicer for $159 million and $162 million of U.S. trade receivables sold through this program that were not recognized on the balance sheet as of April 28, 2013 and April 29, 2012, respectively. In addition, the Company acted as servicer for approximately $76.5 million, $184 million and $206 million of trade receivables which were sold to unrelated third parties without recourse as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively.
The Company has not recorded any servicing assets or liabilities as of December 29, 2013 and April 28, 2013 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.
No significant credit guarantees existed between the Company and third parties as of December 29, 2013.

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

The following table presents information related to foreign currency contracts held by the Company:

	Aggregate Notional Amount			Net Unrealized Gains/(Losses)
	December 29, 2013	April 28, 2013	April 29, 2012	December 29, 2013	April 28, 2013	April 29, 2012
	(In millions)
Purpose of Hedge:
Intercompany cash flows	$1,300	$402	$1,090	$(1)	$(3)	$13
Forecasted purchases of raw materials and finished goods and foreign currency denominated obligations	753	422	578	34	21	(5)
Forecasted sales and foreign currency denominated assets	397	49	245	1	11	9
Net investment hedges	8,300	—	—	(191)	—	—
	$10,750	$873	$1,913	$(157)	$29	$17

As of December 29, 2013, the Company’s foreign currency contracts mature within two years. Contracts that meet qualifying criteria are accounted for as either foreign currency cash flow hedges, fair value hedges or net investment hedges of foreign operations. Any gains and losses related to contracts that do not qualify for hedge accounting are recorded in current period earnings in other income and expense.

We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. We designated cross currency swap contracts with a total notional value of $8.3 billion between pound sterling and USD, the Euro and USD, the Australian Dollar and USD, and the Japanese Yen and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. The net unrealized loss totaled $(190.6) million as of December 29, 2013. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
Substantially all of the Company’s foreign business units’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 15, “Derivative Financial Instruments and Hedging Activities” in Item 8—“Financial Statements and Supplementary Data.”)
Interest Rate Sensitivity:  The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s debt obligations totaled $14.87 billion, $6.01 billion (including $122 million relating to hedge accounting adjustments) and $5.03 billion (including $128 million relating to hedge accounting adjustments) at December 29, 2013, April 28, 2013 and April 29, 2012, respectively. The Company’s debt obligations are summarized in Note 10, “Debt and Financing Arrangements” in Item 8—“Financial Statements and Supplementary Data.”
In order to manage interest rate exposure, the Company historically utilized interest rate swaps to convert fixed-rate debt to floating. These derivatives were primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that were attributable to the hedged risk, were recognized in current period earnings.

The following table presents additional information related to interest rate contracts designated as fair value hedges by the Company (these derivatives were terminated as part of the Merger agreement):

	April 28, 2013	April 29, 2012
	(Dollars in millions)
Pay floating swaps—notional amount	$160	$160
Net unrealized gains	$33	$36
Weighted average maturity (years)	7.2	8.2
Weighted average receive rate	5.87%	6.09%
Weighted average pay rate	1.48%	1.57%

Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with income of $118 million in the Successor period. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9 billion met the criteria for hedge accounting and were designated as hedges of future interest payments. The net unrealized gains on the interest rate swaps was $148 million as of December 29, 2013 and the weighted average maturity of the contracts is 6.2 years. The swap agreements do not become effective until January 2, 2015, therefore there have been no amounts exchanged through the eight months ended December 29, 2013.

The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument was being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated. During the fiscal year ended April 28, 2013, the Company recorded a $2 million reduction in interest income, representing changes in the fair value of the swap and interest earned on the arrangement. Net unrealized losses totaled $1 million as of April 28, 2013. In connection with this swap, the Company was required to maintain a restricted cash collateral balance of $34 million with the counterparty for the term of the swap. See Note 15, “Derivative Financial Instruments and Hedging Activities” in Item 8-“Financial Statements and Supplementary Data” for additional information.

The Company had outstanding cross-currency interest rate swaps with a total notional amount of $316 million and $386 million as of April 28, 2013 and April 29, 2012, respectively, which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of the merger, these contracts were terminated in May 2013. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout the fiscal year, net losses of $70 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net during Fiscal 2013. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation. Net unrealized (losses)/gains related to these swaps totaled $(72) million and $20 million as of April 28, 2013 and April 29, 2012, respectively.
Effect of Hypothetical 10% Fluctuation in Market Prices:  As of December 29, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts, interest rate contracts and cross-currency interest rate swaps assuming a hypothetical 10% fluctuation in currency and swap rates would be approximately:

Fair Value Effect
(In millions)
Foreign currency contracts	$27
Interest rate swap contracts	$82
Cross-currency interest rate swaps	$1,068

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

On March 18, 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In December 2013, the regulation that created the SICAD mechanism was amended to require the Central Bank of Venezuela to include on its website the weekly average exchange rate implied by transactions settled via the SICAD auction mechanism. For the weeks of December 23 and December 30, 2013, the SICAD rate posted on the website of the Central Bank of Venezuela was 11.3 BsF/US$. The Company settles its foreign currency denominated payables through the Venezuelan currency exchange board, known as CADIVI. In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (CENCOEX) to replace CADIVI. In addition, the government changed SICAD to include certain types of transactions, including dividends and royalties. The Company has never participated in the SICAD mechanism and has no plans to do so. As a result, the official exchange rate will continue to be used to remeasure the financial statements into U. S. dollars.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar, changing the official exchange rate from 4.30 to 6.30 BsF/US$. As a result, the Company recorded a $43 million pre-tax currency translation loss, which was reflected within other expense, net, on the consolidated statement of income during the fourth quarter of Fiscal 2013 ($39 million after-tax loss).
During Fiscal 2012, the Venezuelan government announced that it will be instituting price controls on a number of food and personal care products sold in the country.   Such controls have impacted the products that the Company currently sells within this country. In Fiscal 2013, sales in Venezuela represented approximately 3% of the Company's total sales.
The amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $109 million at December 29, 2013 translated at the official exchange rate of 6.30 BsF/US$.

Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements in Item 8-“Financial Statements and Supplementary Data” of this Form 10-K.

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

Transition Period Results Excluding Charges for Productivity Initiatives and Merger Related Costs

The adjustments were charges in the transition period for productivity initiatives and merger related costs that, in management's judgment, significantly affect the year-over-year assessment of operating results. See "The Merger" and “Transition Period Productivity Initiatives” sections for further explanation of these charges and the following reconciliation of the Company's Successor and Predecessor results excluding charges for merger related costs and productivity initiatives to the relevant GAAP measure.

	Successor
	February 8 - December 29, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating (Loss) / Income	Unrealized gain on derivative instruments	Pre-Tax (Loss) / Income	Net (Loss) / Income attributable to H.J. Heinz Company
	(In thousands)
Reported results	$6,239,562	$1,651,771	$1,501,807	$157,938	$(7,974)	$117,934	$(297,705)	$(71,385)
Charges for productivity initiatives and merger related costs, and unrealized gain on derivative instruments	—	168,667	239,332	157,938	565,936	117,934	475,142	336,547
Results excluding charges for productivity initiatives and merger related costs, and unrealized gain on derivative instruments	$6,239,562	$1,820,438	$1,262,475	$—	$557,962	$—	$177,437	$265,162

	Predecessor
	April 29 - June 7, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Merger Related Costs	Operating Income	Pre-Tax (Loss) / Income	Net Loss attributable to H.J. Heinz Company
	(In thousands)
Reported results	$1,112,872	$383,335	$243,364	$112,188	$27,783	$(130,327)	$(194,298)
Charges for productivity initiatives and merger related costs	—	5,725	317	112,188	118,230	247,598	180,643
Results excluding charges for productivity initiatives and merger related costs	$1,112,872	$389,060	$243,047	$—	$146,013	$117,271	$(13,655)

There were no such adjustments in the eight months ended December 23, 2012.

Fiscal 2013 Results Excluding Special Items

The special items are charges in Fiscal 2013 related to the following that, in management's judgment, significantly affect the year-over-year assessment of operating results:

•
Transaction-related costs, including legal, accounting and other professional fees, recorded during the fourth quarter of Fiscal 2013 as a result of the Merger. See Note 4, “Merger and Acquisition” in Item 8- “Financial Statements and Supplementary Data” for further explanation.

•	A charge primarily related to asset write-downs for the closure of a factory in South Africa.

•
A currency translation loss recorded in our Venezuelan business due to a devaluation of its currency relative to the U.S. dollar during the fourth quarter of Fiscal 2013. See Note 20, "Venezuela- Foreign Currency" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

•
A charge for the Company's early settlement of the earn-out payment that was due in 2014 related to the Fiscal 2011 acquisition of Foodstar. See Note 13, "Fair Value Measurements" in Item 8—"Financial Statement and Supplementary Data" for further explanation.

The following is the reconciliation of the Company's Fiscal 2013 results excluding these charges to the relevant GAAP measures.

	Fiscal Year Ended
	April 28, 2013
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Pre-Tax Income	Net Income attributable to H.J. Heinz Company
	(Amounts in thousands except per share amounts)
Reported results	$11,528,886	$4,195,470	$2,533,819	$1,661,651	$1,343,643	$1,087,615
Merger related costs	—	—	44,814	44,814	44,814	27,752
Charge for South Africa factory closure	—	3,543	—	3,543	3,543	2,550
Currency translation loss in Venezuela	—	—	—	—	42,698	39,132
Charge for settlement of Foodstar earn-out	—	—	12,081	12,081	12,081	12,081
Results excluding special items	$11,528,886	$4,199,013	$2,476,924	$1,722,089	$1,446,779	$1,169,130

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

	Fiscal Year Ended
	April 29, 2012
(Continuing Operations)	Sales	Gross Profit	SG&A	Operating Income	Pre-Tax Income	Net Income attributable to H.J. Heinz Company

Reported results	$11,507,572	$3,994,789	$2,492,482	$1,502,307	$1,236,089	$974,374
Charges for productivity initiatives	—	129,938	75,480	205,418	205,418	143,974
Results excluding charges for productivity initiatives	$11,507,572	$4,124,727	$2,417,002	$1,707,725	$1,441,507	$1,118,348

EBITDA & Adjusted EBITDA (from Continuing Operations)

EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with projects, transaction costs, restructuring and related professional fees.    EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The Company’s definition of EBITDA may not be comparable to similarly titled measures used by other companies.

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

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 30 - December 23, 2012 FY 2013	April 28, 2013
	(29 Weeks)	(6 Weeks)	(34 Weeks)	(52 Weeks)
	(In thousands)
(Loss)/income from continuing operations, net of tax	$(66,082)	$(191,424)	$769,272	$1,102,045
Interest expense, net	395,432	32,472	168,085	255,812
(Benefit from)/provision for income tax	(231,623)	61,097	142,528	241,598
Depreciation, including accelerated depreciation for restructuring	230,987	35,880	194,420	302,057
Amortization	48,975	4,276	27,833	42,161
EBITDA	$377,689	$(57,699)	$1,302,138	$1,943,673

Amortization of inventory step-up	383,300	—	—	—
Merger related costs	157,938	112,188	—	44,814
Severance related costs	283,142	—	—	—
Other special charges/(income)	61,830	(12,136)	(5,798)	584
Asset write downs	2,405	—	—	—
Unrealized gain on derivative instruments	(117,934)	—	—	—
Loss from the extinguishment of debt	—	129,367	—	—
Other expense/(income), net	12,233	(3,729)	5,216	62,196
Stock based compensation	4,800	4,318	36,600	51,000
Adjusted EBITDA	$1,165,403	$172,309	$1,338,156	$2,102,267
The decrease in (loss)/income from continuing operations, net of tax in the transition period was driven by productivity initiatives, merger related costs, and an increase in interest expense related to new borrowings under the new Senior Credit Facilities and the Notes. The decrease was partially offset by an unrealized gain on interest rate swap agreements that served as economic hedges of future interest payments on new borrowings and a decrease in income tax expense. Adjusted EBITDA for the transition period was flat versus the eight months of fiscal year 2013 as category softness and reduced promotional pricing mainly in the U.S. during the transition period along with one extra week of global sales to align with the new calendar year, was offset by one extra month of sales being reported in Brazil in the prior year as the subsidiary's fiscal reporting was conformed to the Company's fiscal period as the subsidiary no longer required an earlier closing date to facilitate timely reporting, the timing of sales in the U.K. related to the Project Keystone go-live in May, and unfavorable exchange translation rates.

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

All goodwill is assigned to reporting units, which are primarily one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the cash flows arising from each business combination. The Company performs its impairment tests of goodwill at the reporting unit level. Subsequent to the Merger no annual impairment tests have yet been carried out but must be performed within 12 months of the date of the Merger. The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill. The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test.

The Company's estimates of fair value when testing for impairment of both goodwill and intangible assets with indefinite lives under the quantitative assessment are based on a discounted cash flow model as management believes forecasted cash flows are the best indicator of fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model, including future volume trends, revenue and expense growth rates, terminal growth rates, weighted-average cost of capital, tax rates, capital spending and working capital changes. The assumptions used in the discounted cash flow models are determined utilizing historical data, current and anticipated market conditions, product category growth rates, management plans, and market comparables. Most of these assumptions vary among the reporting units, but generally, higher assumed growth rates and discount rates are utilized for tests of reporting units for which the principal market is an emerging market compared to those for which the principal market is a developed market. For each of the reporting units tested quantitatively in Fiscal 2013, we used a market-participant, risk-adjusted-weighted-average cost of capital to discount the projected cash flows of those operations or assets. Such discount rates ranged from 7% to 15% in Fiscal 2013. Management believes the assumptions used for the impairment evaluation are consistent with those that would be utilized by market participants performing similar valuations of our reporting units. For years prior to the Merger, we validated our fair values for reasonableness by comparing the sum of the fair values for all of our reporting units to our market capitalization and a reasonable control premium.

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

As a result of the Merger, the carrying value of the Company's goodwill and indefinite-lived intangible assets has increased substantially and therefore the Company's exposure to impairment has increased.  The Company has not performed an annual impairment test for goodwill or indefinite-lived intangible assets in the transition period ended December 29, 2013 and has not identified any interim impairment triggers subsequent to the Merger, however, the Company will be required to perform an annual impairment test within one year of the Merger (before June 2014).  Fair value estimates used in testing for impairment of goodwill and indefinite-lived intangible assets require judgment and are sensitive to changes in underlying assumptions.  Examples of events or circumstances that could reasonably be expected to have an adverse effect on underlying key assumptions and estimated fair value of our reporting units and brands would include a significant decrease in projected future revenues and cash flows, failure to realize all of our projected cost savings, significant prolonged weakness in demand for our products in a specific market or category, adverse competitive pressures that affect our longer term volume and pricing trends and volatility in the equity and debt markets or other country specific factors which could result in a higher discount rate.

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
The Company recognized pension (income)/expense related to defined benefit programs of $33 million, $17 million, $(4) million, $25 million, and $27 million for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013, 2012, and 2011 respectively, which reflected expected return on plan assets of $116 million, $29 million, $251 million, $235 million, and $229 million, respectively. The Company contributed $152 million and $7 million to the defined benefit plans in the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively. The Company contributed $69 million to its pension plans in Fiscal 2013 and $23 million in Fiscal 2012. The Company expects to contribute approximately $67 million to its pension plans in Calendar Year 2014.
One of the significant assumptions for pension plan accounting is the expected rate of return on pension plan assets. Over time, the expected rate of return on assets should approximate actual long-term returns. In developing the expected rate of return, the Company considers average real historic returns on asset classes, the investment mix of plan assets, investment manager performance and projected future returns of asset classes developed by respected advisors. When calculating the expected return on plan assets, the Company primarily uses a market-related-value of assets that spreads asset gains and losses (difference between actual return and expected return) uniformly over 3 years. The weighted average expected rate of return on plan assets used to calculate annual expense was 6.2% for the Successor Period ended December 29, 2013, 8.1% for the Predecessor Period ended June 7, 2013 and the year ended April 28, 2013, and 8.2% for the years ended April 29, 2012 and April 27, 2011. For purposes of calculating expense for 2014, the weighted average rate of return will be 6.2%.
Another significant assumption used to value benefit plans is the discount rate. The discount rate assumptions used to value pension and postretirement benefit obligations reflect the rates available on high quality fixed income investments available (in each country where the Company operates a benefit plan) as of the measurement date. The Company uses bond yields of appropriate duration for each country by matching it with the duration of plan liabilities. The weighted average discount rate used to measure the projected benefit obligation was 4.5% for the Successor Period ended December 29, 2013, 4.1% for the Predecessor Period ended June 7, 2013, 4.0% for the year ended April 28, 2013, and 4.8% for the year ended April 29, 2012.
Deferred gains and losses result from actual experience differing from expected financial and actuarial assumptions. The pension plans currently have a deferred gain of $99.5 million at December 29, 2013. Deferred gains and losses outside the corridor are amortized through the actuarial calculation into annual expense over the estimated average remaining service period of plan participants, which is currently 10 years. However, if all or almost all of a plan’s participants are inactive, deferred gains and losses are amortized through the actuarial calculation into annual expense over the estimated average remaining life expectancy of the inactive participants.
The Company’s investment policy provides general guidelines to assist plan fiduciaries in making certain decisions with respect to the investment of Plan assets. Those guidelines primarily relate to the selection and monitoring of investment vehicles, investment managers and asset allocation strategies.
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at December 29, 2013 and April 28, 2013 were as follows:

	Plan Assets at		Target Allocation at
Asset Category	December 29, 2013	April 28, 2013	December 29, 2013	April 28, 2013
Equity securities	53%	62%	58%	58%
Debt securities	26%	29%	33%	33%
Real estate	8%	8%	8%	8%
Cash and cash equivalents	13%	1%	1%	1%
	100%	100%	100%	100%

The Company also provides certain postretirement health care benefits. The postretirement health care benefit expense and obligation are determined using the Company’s assumptions regarding health care cost trend rates. The health care trend rates are developed based on historical cost data, the near-term outlook on health care trends and the likely long-term trends. The postretirement health care benefit obligation at December 29, 2013 was determined using an average initial health care trend rate of 6.0% which gradually decreases to an average ultimate rate of 4.8% in 8 years. A one percentage point increase in the assumed health care cost trend rate would increase the service and interest cost components of annual expense by $0.9 million and increase the benefit obligation by $15.7 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the service and interest cost by $0.8 million and decrease the benefit obligation by $14.2 million.
Sensitivity of Assumptions
If we assumed a 100 basis point change in the following rates, the Company’s 2014 projected benefit obligation and expense would increase (decrease) by the following amounts (in millions):

	100 Basis Point
	Increase	Decrease
Pension benefits
Discount rate used in determining projected benefit obligation	$(417)	$519
Discount rate used in determining net pension expense	< $1	$(5)
Long-term rate of return on assets used in determining net pension expense	$(19)	$19
Other benefits
Discount rate used in determining projected benefit obligation	$(18)	$20
Discount rate used in determining net benefit expense	< $1	< $1

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
The Company has a significant amount of undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Our intent is to continue to reinvest these earnings to support our priorities for growth in international markets and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. The Company believes it is not practicable to calculate the deferred tax liability associated with these undistributed earnings as there is a significant amount of uncertainty with respect to the tax impact resulting from the significant judgment required to analyze the amount of foreign tax credits attributable to the earnings, the potential timing of any distributions, as well as the local withholding tax and other indirect tax consequences that may arise due to the potential distribution of these earnings. While we continue to expect to reinvest a substantial portion of the prior and future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated undistributed foreign earnings are likely to be needed to meet U.S. cash needs. For the portion of unremitted foreign earnings preliminarily determined not to be permanently reinvested, a deferred tax liability of approximately $342 million is recorded at December 29, 2013. The Company currently anticipates repatriating the majority of the earnings which are no longer permanently reinvested during 2014. The Company has not yet finalized its estimate of acquisition date deferred taxes associated with repatriation plans and further adjustments of this estimate may be made as the purchase price allocation is finalized during the measurement period.

Input Costs
In general, the effects of cost inflation may be experienced by the Company in future periods. During the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and Fiscals 2013, 2012, and 2011, the Company experienced wide-spread inflationary increases in commodity input costs, which is expected to continue in the year ended December 28, 2014. Price increases and continued productivity improvements are expected to more than offset these cost increases.

Stock Market Information
Prior to the Fiscal 2013 year end, H. J. Heinz Company common stock was traded principally on The New York Stock Exchange under the symbol HNZ. As a result of the Merger, the common stock of the Company is now privately held by a subsidiary of Parent, the sole shareholder of the Company. The Company's stock is no longer traded on The New York Stock Exchange or any other stock exchange or public market. As a result Earnings per share information has not been presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
This information is set forth in this report in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 31.

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework" (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

/s/ Bernardo Hees
Chief Executive Officer

/s/ Paulo Basilio
Chief Financial Officer

March 7, 2014

Report of Independent Registered Public Accounting Firm (Successor)

To Shareholders and Board of Directors of H.J. Heinz Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of H.J. Heinz Company and its subsidiaries ("Successor Company") at December 29, 2013, and the results of their operations and their cash flows for the period from February 8, 2013 through December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 7, 2014

Report of Independent Registered Public Accounting Firm (Predecessor)

To Shareholders and Board of Directors of H.J. Heinz Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of H.J. Heinz Company and its subsidiaries ("Predecessor Company") at April 28, 2013 and April 29, 2012, and the results of their operations and their cash flows for the period from April 29, 2013 to June 7, 2013 and for each of the three years in the period ended April 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 7, 2014

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Operations

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Sales	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636
Cost of products sold	4,587,791	729,537	7,333,416	7,512,783	6,614,259
Gross profit	1,651,771	383,335	4,195,470	3,994,789	3,944,377
Selling, general and administrative expenses	1,501,807	243,364	2,489,005	2,492,482	2,256,739
Merger related costs	157,938	112,188	44,814	—	—
Operating (loss)/income	(7,974)	27,783	1,661,651	1,502,307	1,687,638
Interest income	13,071	2,878	27,795	34,547	22,548
Interest expense	408,503	35,350	283,607	293,009	272,660
Unrealized gain on derivative instruments	117,934	—	—	—	—
Other expense, net	(12,233)	(125,638)	(62,196)	(7,756)	(21,204)
(Loss)/income from continuing operations before income taxes	(297,705)	(130,327)	1,343,643	1,236,089	1,416,322
(Benefit from)/provision for income taxes	(231,623)	61,097	241,598	244,966	370,817
(Loss)/income from continuing operations	(66,082)	(191,424)	1,102,045	991,123	1,045,505
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(74,712)	(51,215)	(39,557)
Net (loss)/income	(71,718)	(192,697)	1,027,333	939,908	1,005,948
Less: Net income attributable to the noncontrolling interest	5,303	2,874	14,430	16,749	16,438
Net (loss)/income attributable to H. J. Heinz Company	$(77,021)	$(195,571)	$1,012,903	$923,159	$989,510
Amounts attributable to H. J. Heinz Company common shareholders:
(Loss)/income from continuing operations, net of tax	$(71,385)	$(194,298)	$1,087,615	$974,374	$1,029,067
Loss from discontinued operations, net of tax	(5,636)	(1,273)	(74,712)	(51,215)	(39,557)
Net (loss)/income	$(77,021)	$(195,571)	$1,012,903	$923,159	$989,510

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
Net (loss)/income	$(71,718)	$(192,697)	$1,027,333	$939,908	$1,005,948
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	11,247	(97,863)	(228,980)	(377,491)	567,876
Net pension and post-retirement benefit gains/ (losses)	102,452	—	(189,302)	(258,079)	77,298
Reclassification of net pension and post-retirement benefit losses to net income	—	7,266	54,833	56,813	53,353
Net deferred gains/(losses) on derivatives from periodic revaluations	111,196	(1,059)	(11,743)	30,377	9,395
Net deferred (gains)/losses on derivatives reclassified to earnings	(2,743)	6,552	29,608	(13,811)	(20,794)
Total comprehensive income/(loss)	150,434	(277,801)	681,749	377,717	1,693,076
Comprehensive loss/(income) attributable to the noncontrolling interest	5,555	1,193	1,344	734	(21,373)
Comprehensive income attributable to H.J. Heinz Company	$155,989	$(276,608)	$683,093	$378,451	$1,671,703

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	Successor	Predecessor
	December 29, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,458,992	$2,476,699	$1,330,441
Trade receivables (net of allowances: $684, $7,957 and $10,680)	1,099,655	872,864	815,600
Other receivables (net of allowances: $98, $360 and $607)	244,528	200,988	177,910
Inventories:
Finished goods and work-in-process	1,138,373	1,076,779	1,082,317
Packaging material and ingredients	297,023	255,918	247,034
Total inventories	1,435,396	1,332,697	1,329,351
Prepaid expenses	145,096	160,658	174,795
Other current assets	60,458	91,656	54,139
Total current assets	5,444,125	5,135,562	3,882,236
Property, plant and equipment:
Land	225,577	78,800	81,185
Buildings and leasehold improvements	617,413	996,719	1,009,379
Equipment, furniture and other	1,986,501	4,283,570	4,175,997
	2,829,491	5,359,089	5,266,561
Less accumulated depreciation	165,999	2,900,288	2,782,423
Total property, plant and equipment, net	2,663,492	2,458,801	2,484,138
Other non-current assets:
Goodwill	15,070,062	3,079,250	3,185,527
Trademarks, net	12,130,873	1,037,283	1,090,892
Other intangibles, net	2,358,781	378,187	407,802
Other non-current assets	1,305,015	849,924	932,698
Total other non-current assets	30,864,731	5,344,644	5,616,919
Total assets	$38,972,348	$12,939,007	$11,983,293

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Balance Sheets

	Successor	Predecessor
	December 29, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012
	(In thousands)
Liabilities and Equity
Current liabilities:
Short-term debt	$143,689	$1,137,181	$46,460
Portion of long-term debt due within one year	107,765	1,023,212	200,248
Trade payables	1,192,074	1,310,009	1,202,398
Other payables	148,193	182,828	146,414
Accrued interest	172,340	60,432	60,884
Accrued marketing	370,329	313,930	303,132
Other accrued liabilities	588,281	645,050	586,885
Income taxes	202,188	114,230	101,540
Total current liabilities	2,924,859	4,786,872	2,647,961
Long-term debt and other non-current liabilities:
Long-term debt	14,617,646	3,848,339	4,779,981
Deferred income taxes	4,160,903	678,565	817,928
Non-pension post-retirement benefits	196,372	240,319	231,452
Other non-current liabilities	529,425	506,562	581,390
Total long-term debt and other non-current liabilities	19,504,346	5,273,785	6,410,751
Commitments and contingent liabilities (See Note 18)
Redeemable noncontrolling interest	29,885	29,529	113,759
Equity:
Capital stock:
Third cumulative preferred, $1.70 first series, $10 par value	—	—	61
Common stock, 431,096 shares issued, $0.25 par value	—	107,774	107,774
Common stock, 100 shares issued, no par value	16,140,000	—	—
	16,140,000	107,774	107,835
Additional capital	1,427	608,504	594,608
(Accumulated deficit)/retained earnings	(77,021)	7,907,033	7,567,278
Accumulated other comprehensive income/(loss)	233,010	(1,174,538)	(844,728)
	16,297,416	7,448,773	7,424,993
Less:
Treasury shares, at cost (109,831 shares at April 28, 2013 and 110,870 shares at April 29, 2012)	—	4,647,242	4,666,404
Total H.J. Heinz Company shareholders’ equity	16,297,416	2,801,531	2,758,589
Noncontrolling interest	215,842	47,290	52,233
Total equity	16,513,258	2,848,821	2,810,822
Total liabilities and equity	$38,972,348	$12,939,007	$11,983,293

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	Successor		Predecessor
	February 8 - December 29, 2013		April 29 - June 7, 2013		April 28, 2013		April 29, 2012		April 27, 2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(In thousands, except per share amounts)
PREFERRED STOCK
Balance at beginning of period	—	—	—	—	6	$61	7	$69	7	$70
Conversion of preferred into common stock	—	—	—	—	(6)	(61)	(1)	(8)	—	(1)
Balance at end of period	—	—	—	—	—	—	6	61	7	69
Authorized shares- December 29, 2013	—	—
COMMON STOCK
Balance at beginning of period	—	—	431,096	107,774	431,096	107,774	431,096	107,774	431,096	107,774
Common stock issued to Holdings	100	16,500,000	—	—	—	—	—	—	—	—
Dividends Paid to Shareholder	—	(360,000)	—	—	—	—	—	—	—	—
Balance at end of period	100	16,140,000	431,096	107,774	431,096	107,774	431,096	107,774	431,096	107,774
Authorized shares- December 29, 2013	100
ADDITIONAL CAPITAL
Balance at beginning of period		—		608,504		594,608		629,367		657,596
Conversion of preferred into common stock		—		—		(3,600)		(539)		(39)
Stock options exercised, net of shares tendered for payment		—		(299)	(3)	(7,204)	(3)	(15,220)	(3)	(26,482)	(3)
Cancellation of stock options and restricted stock units		—		(178,287)		—		—		—
Stock option expense		1,427		4,587		10,088		10,864		9,447
Restricted stock unit activity		—		(1,127)		(5,837)		4,305		(8,119)
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		18,956		(34,483)		(2,411)
Other, net		—		(48)		1,493		314		(625)
Balance at end of period		1,427		433,330		608,504		594,608		629,367
RETAINED EARNINGS
Balance at beginning of period		—		7,907,033		7,567,278		7,264,678		6,856,033
Net (loss)/income attributable to H.J. Heinz Company		(77,021)		(195,571)		1,012,903		923,159		989,510
Cash dividends:
Preferred (per share $1.70 per share in 2013, 2012 and 2011)		—		—		(8)		(9)		(12)
Common (per share $2.06, $1.92, and $1.80 in 2013, 2012 and 2011, respectively)		—		—		(665,683)		(619,095)		(579,606)
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		(7,703)		—		—
Other(4)		—		(15)		246		(1,455)		(1,247)
Balance at end of period		(77,021)		7,711,447		7,907,033		7,567,278		7,264,678
TREASURY STOCK
Balance at beginning of period	—	—	(109,830)	(4,647,242)	(110,871)	(4,666,404)	(109,819)	(4,593,362)	(113,404)	(4,750,547)
Shares reacquired	—	—	—	—	(2,431)	(139,069)	(3,860)	(201,904)	(1,425)	(70,003)
Conversion of preferred into common stock	—	—	—	—	79	3,661	12	547	1	40
Stock options exercised, net of shares tendered for payment	—	—	24	1,133	2,802	127,084	2,298	105,144	4,495	203,196
Restricted stock unit activity	—	—	8	351	443	20,618	303	14,087	296	13,756
Other, net(2)	—		1	36	148	6,868	195	9,084	218	10,196
Balance at end of period	—	$—	(109,797)	$(4,645,722)	(109,830)	$(4,647,242)	(110,871)	$(4,666,404)	(109,819)	$(4,593,362)

(1)	See Note No. 5 for further details.

(2)	Includes activity of the Global Stock Purchase Plan.

(3)	Includes income tax benefit resulting from exercised stock options.

(4)	Includes unpaid dividend equivalents on restricted stock units.
See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Equity

	Successor		Predecessor
	February 8 - December 29, 2013		April 29 - June 7, 2013		April 28, 2013		April 29, 2012		April 27, 2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
	(In thousands, except per share amounts)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Balance at beginning of period		$—		$(1,174,538)		$(844,728)		$(299,564)		$(979,581)
Net pension and post-retirement benefit (losses)/gains		102,464		—		(189,294)		(258,067)		77,355
Reclassification of net pension and post-retirement benefit losses to net income		—		7,291		54,833		56,813		53,353
Foreign currency translation adjustments		22,548		(93,780)		(197,126)		(359,771)		563,060
Net deferred (losses)/gains on derivatives from periodic valuations		110,686		(1,099)		(11,736)		30,405		9,790
Net deferred losses/(gains) on derivatives reclassified to earnings		(2,688)		6,551		29,646		(14,088)		(21,365)
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		(16,133)		(456)		(2,176)
Balance at end of period		233,010		(1,255,575)		(1,174,538)		(844,728)		(299,564)
TOTAL H.J. HEINZ COMPANY SHAREHOLDERS’ EQUITY		16,297,416		2,351,254		2,801,531		2,758,589		3,108,962
NONCONTROLLING INTEREST
Balance at beginning of period		—		47,290		52,233		73,504		57,151
Fair Value of Noncontrolling Interest as of June 8, 2013		230,000		—		—		—		—
Net income attributable to the noncontrolling interest		4,823		2,900		12,925		15,884		16,438
Other comprehensive income/(loss), net of tax:
Net pension and post-retirement benefit losses		(12)		—		(8)		(12)		(57)
Foreign currency translation adjustments		(13,736)		(2,414)		(5,232)		(5,945)		4,816
Reclassification of net pension and post-retirement benefit losses to net income		—		(25)		—		—		—
Net deferred gains/(losses) on derivatives from periodic valuations		510		40		(7)		(28)		(395)
Net deferred losses on derivatives reclassified to earnings		(55)		1		(38)		277		571
Purchase of subsidiary shares from noncontrolling interests(1)		—		—		—		(19,885)		(1,750)
Dividends paid to noncontrolling interest		(5,688)		—		(12,583)		(11,562)		(3,270)
Balance at end of period		215,842		47,792		47,290		52,233		73,504
TOTAL EQUITY		$16,513,258		$2,399,046		$2,848,821		$2,810,822		$3,182,466
Note: See Footnote explanations on Page 48.

See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Consolidated Statements of Cash Flows

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
Operating Activities	(In thousands)
Net (loss)/income	$(71,718)	$(192,697)	$1,027,333	$939,908	$1,005,948
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	230,987	35,880	302,057	295,718	255,227
Amortization	48,975	4,276	42,161	43,499	39,597
Amortization of deferred debt issuance costs	29,091	867	4,692	3,576	3,836
Inventory fair value step-up charged to cost of products sold	383,300	—	—	—	—
Deferred tax (benefit)/provision	(298,003)	(20,492)	(87,265)	(94,816)	153,725
Net losses on divestitures	—	—	19,532	—	—
Impairment on assets held for sale	—	—	36,000	—	—
Pension contributions	(152,116)	(6,812)	(69,388)	(23,469)	(22,411)
Asset write-downs from Fiscal 2012 productivity initiatives	—	—	—	58,736	—
Unrealized gain on derivative instruments	(117,934)	—	—	—	—
Other items, net	49,535	23,706	84,834	75,375	98,172
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Receivables (includes proceeds from securitization)	(118,509)	(3,360)	(166,239)	171,832	(91,057)
Inventories	84,339	(183,413)	(49,468)	60,919	(80,841)
Prepaid expenses and other current assets	43,630	(18,411)	14,111	(11,584)	(1,682)
Accounts payable	(89,807)	(69,825)	168,898	(72,352)	233,339
Accrued liabilities	77,724	48,025	71,846	(20,008)	(60,862)
Income taxes	(64,436)	10,163	(9,141)	65,783	50,652
Cash provided by/(used for) operating activities	35,058	(372,093)	1,389,963	1,493,117	1,583,643
Investing activities:
Capital expenditures	(202,015)	(120,154)	(399,098)	(418,734)	(335,646)
Proceeds from disposals of property, plant and equipment	6,098	108	18,986	9,817	13,158
Acquisitions of business, net of cash on hand	(21,494,287)	—	—	(3,250)	(618,302)
Proceeds from divestitures	25,987	—	16,787	3,828	1,939
Sale of short-term investments	—	—	—	56,780	—
Change in restricted cash	—	33,892	3,994	(39,052)	(5,000)
Other items, net	(7,214)	(3,641)	(13,789)	(11,394)	(5,781)
Cash used for investing activities	(21,671,431)	(89,795)	(373,120)	(402,005)	(949,632)
Financing activities:
Payments on long-term debt	(2,669,915)	(439,747)	(224,079)	(1,440,962)	(45,766)
Proceeds from long-term debt	12,574,575	1,521	205,350	1,912,467	229,851
Debt issuance costs	(320,824)	—	—	—	—
Net (payments)/proceeds on commercial paper and short-term debt	(1,640,590)	480,672	1,089,882	(42,543)	(193,200)
Dividends	(360,000)	—	(665,691)	(619,104)	(579,618)
Purchases of treasury stock	—	—	(139,069)	(201,904)	(70,003)
Exercise of stock options	—	886	113,477	82,714	154,774
Acquisition of subsidiary shares from noncontrolling interests	—	—	(80,132)	(54,824)	(6,338)
Capital contributions	16,500,000	—	—	—	—
Other items, net	25,995	42,086	(42,811)	1,321	27,791
Cash provided by/(used for) financing activities	24,109,241	85,418	256,927	(362,835)	(482,509)
Effect of exchange rate changes on cash and cash equivalents	(13,876)	(30,262)	(127,512)	(122,147)	89,556
Net increase/(decrease) in cash and cash equivalents	2,458,992	(406,732)	1,146,258	606,130	241,058
Cash and cash equivalents at beginning of period	—	2,476,699	1,330,441	724,311	483,253
Cash and cash equivalents at end of period	$2,458,992	$2,069,967	$2,476,699	$1,330,441	$724,311
See Notes to Consolidated Financial Statements

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

Organization

On June 7, 2013, H. J. Heinz Company (the “Company,” “we,” “us,” and “our”) was acquired by H.J. Heinz Holding Corporation (formerly known as Hawk Acquisition Holding Corporation) (“Parent”), a Delaware corporation controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”), pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among the Company, Parent and Hawk Acquisition Sub, Inc., a Pennsylvania corporation and an indirect wholly owned subsidiary of Parent (“Merger Subsidiary”), in a transaction hereinafter referred to as the “Merger.” As a result of the Merger, Merger Subsidiary merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Hawk Acquisition Intermediate Corporation II ("Holdings"), which in turn is an indirect wholly owned subsidiary of Parent. See Note 2 "Merger and Acquisition" for further information on the Merger.
Basis of Presentation

The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 805, Business Combinations. The Sponsors' cost of acquiring the Company has been pushed-down to establish a new accounting basis for the Company. Accordingly, the consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Periods Presented

Successor -The consolidated financial statements as of December 29, 2013, and for the period from February 8, 2013 through December 29, 2013, include the accounts of Merger Subsidiary from inception on February 8, 2013 and the accounts of the Company subsequent to the closing of the Merger on June 7, 2013. The activity in the period February 8, 2013 to April 28, 2013 related primarily to the issuance of the Second Lien Senior Secured Notes due 2020 and recognition of associated issuance costs and interest expense. The cash was invested in a money market account until the completion of the Merger on June 7, 2013. See Note 10 for further details. The following represents the condensed financial information for Merger Subsidiary for the period February 8, 2013 to April 28, 2013 and as at April 28, 2013:

Hawk Acquisition Sub, Inc. (Successor)

Condensed Statement of Operations
For the Period from February 8, 2013 through April 28, 2013

February 8 - April 28, 2013
(In thousands)
Merger related costs	$19,713
Operating loss	(19,713)
Unrealized loss on derivative instrument	(65,294)
Interest Expense, net	(10,743)
Loss from continuing operations before income tax	(95,750)
Benefit from income taxes	37,842
Net loss	$(57,908)

Hawk Acquisition Sub, Inc. (Successor)

Condensed Balance Sheet
As of April 28, 2013

April 28, 2013
(In thousands)
Cash	$3,011,750
Other assets	125,231
Total assets	$3,136,981

Notes payable	$3,100,000
Other liabilities	94,889
Total liabilities	3,194,889
Shareholder's deficit	(57,908)
Total liabilities and shareholder's deficit	$3,136,981

Predecessor - the consolidated financial statements of the Company prior to the Merger on June 7, 2013.

Transition period - the combination of the Successor and the Predecessor period from April 29, 2013 to December 29, 2013.

Fiscal 2013 - the fiscal year from April 30, 2012 to April 28, 2013.

Fiscal 2012 - the fiscal year from April 28, 2011 to April 29, 2012.

Fiscal 2011 - the fiscal year from April 29, 2010 to April 27, 2011.

Change In Fiscal Year

On October 21, 2013, our board of directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. As a result of this change, the consolidated financial statements include presentation of the transition period beginning on April 29, 2013 and ending on December 29, 2013.

Earnings per share information has not been presented because the Company's stock is no longer publicly traded.

2.    Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries, and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform with the December 29, 2013 presentation.
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
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income/(loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in net income for the period.
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
Goodwill and Intangibles:
Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. Prior to the Merger, indefinite-lived intangible assets were tested annually during the fourth quarter of each fiscal year, while the annual impairment tests of goodwill were performed during the third quarter of each fiscal year. Subsequent to the Merger no annual impairment tests have yet been carried out but must be performed within 12 months of the date of the Merger. All goodwill is assigned to reporting units, which are primarily one level below our operating segments. The Company performs its impairment tests of goodwill at the reporting unit level.  The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test.  The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair values of a reporting unit is less than its carrying amount, including goodwill.  Factors considered as part of the qualitative assessment include entity-specific industry, market and general economic conditions.  The Company may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. This quantitative test involves estimating a reporting unit's fair value and comparing it to the reporting unit's carrying value. If the carrying value exceeds fair value, the Company would perform step two to estimate the extent of the impairment, if any.
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company's estimates of fair value when testing quantitatively for impairment of both goodwill and intangible assets with indefinite lives is based principally on a discounted cash flow model, using a market participant approach, that requires significant judgment and requires assumptions about future volume trends, revenue and expense growth rates, terminal growth rates, discount rates, tax rates and working capital changes.
Revenue Recognition:
The Company recognizes revenue when title, ownership and risk of loss pass to the customer. This primarily occurs upon delivery of the product to the customer. For the most part, customers do not have the right to return products unless damaged or defective. Revenue is recorded net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are primarily classified as part of selling, general and administrative expenses.
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
Stock-Based Employee Compensation Plans:
The Company recognizes the cost of all stock-based awards to employees, including grants of employee stock options, on a straight-line basis over their respective requisite service periods (generally equal to an award’s vesting period). A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. The vesting approach used does not affect the overall amount of compensation expense recognized, but could accelerate the recognition of expense. Prior to the Merger, the Company followed its previous vesting approach for the remaining portion of those outstanding awards that were unvested and granted prior to May 4, 2006, and accordingly, recognized expense from the grant date to the earlier of the actual date of retirement or the vesting date. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, stock-based compensation expense could be materially impacted.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Compensation cost related to all stock-based awards is determined using the grant date fair value. Determining the fair value of employee stock options at the grant date requires judgment in estimating the expected term that the stock options will be outstanding prior to exercise as well as the volatility and dividends over the expected term. Compensation cost for restricted stock units is determined based on the fair value of the Company’s stock at the grant date. Prior to the Merger, the Company applied the modified-prospective transition method for stock options granted on or prior to, but not vested as of, May 3, 2006. Compensation cost related to these stock options was determined using the grant date fair value originally estimated and disclosed in a pro forma manner in prior period financial statements in accordance with the original provisions of the Financial Accounting Standards Board’s (“FASB’s”) guidance for stock compensation.
Stock-based compensation expense is primarily recognized as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, short-term and long-term debt, swaps, forward contracts, and option contracts. The carrying values for the Company’s financial instruments approximate fair value, except as disclosed in Note 13. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes.
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
Dividends:
Berkshire Hathaway has an $8.0 billion preferred stock investment in Parent which requires a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company's Board of Directors declares quarterly cash distributions to Holdings to fund this dividend. As the Company has an accumulated deficit in the Successor period, these quarterly distributions are recorded as a reduction of common stock.

3.    Recently Issued Accounting Standards

In February 2013, the FASB issued an amendment to the comprehensive income standard to improve the transparency of reporting reclassifications out of accumulated other comprehensive income/loss. Other comprehensive income/loss includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income/loss into net income. The amendments do not change the current requirements for reporting net income or other comprehensive income/loss in financial statements. The new amendments will require the Company to present the effects on income statement line items of certain significant amounts reclassified out of accumulated other comprehensive income/loss, and cross-reference to other disclosures currently required under U.S. generally accepted accounting principles for certain other reclassification items. The Company adopted this revised standard in the first quarter of the transition period. The adoption of this revised standard did not impact our results of operations or financial position.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In December 2011, the FASB issued an amendment on disclosures about offsetting assets and liabilities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The Company was required to adopt this amendment on the first day of Fiscal 2014, and this adoption only impacted the notes to the financial statements and not the financial results.

4.    Merger and Acquisition
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the preliminary allocation of the purchase price of the Merger to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In thousands)
Cash (including excess cash from Parent)	$3,223,588
Other current assets	3,734,558
Property, Plant and Equipment	2,681,670
Trademark and other intangibles	14,406,924
Other non-current assets	652,038
Trade and other payables	(2,799,165)
Long term debt	(3,021,655)
Deferred income taxes	(4,221,354)
Non-pension postretirement benefits and other noncurrent liabilities	(662,439)
Redeemable non controlling interest and non controlling interest	(258,008)
Net assets acquired	13,736,157
Goodwill on acquisition	15,016,807
Total consideration pushed down from Parent	28,752,964
Debt repayment and associated costs	(3,976,847)
Excess cash from parent	(1,153,621)
Other transaction related costs	(58,242)
Total consideration paid to predecessor shareholders	23,564,254
Cash and cash equivalents of Predecessor at June 7, 2013	(2,069,967)
Acquisitions of business, net of cash on hand	$21,494,287

Subsequent to the first quarter of the transition period, the Company made revisions to the purchase price allocation based on updated fair value estimates principally affecting trademarks and other intangibles and related tax effects. The adjustments were not recorded retrospectively as the impact was not considered to be material.

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

Trademarks have been valued using the excess earnings method for top tier brands and the relief from royalty method for other brands. The excess earnings method estimates fair value of an intangible asset by deducting expected costs, including income taxes, from expected revenues attributable to that asset to arrive at after-tax cash flows. From such after-tax cash flows, after-tax contributory asset charges are deducted to arrive at incremental after-tax cash flows. These resulting cash flows are discounted to a present value to which the tax amortization benefit is added to arrive at fair value. Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The Company's trademarks are considered to have indefinite lives.

Customer relationships were determined using the distributor method, a variation of the excess earnings method discussed above, whereby distributor-based inputs for margins and contributory asset charges are used. The useful lives of customer relationships is estimated to be 20 years.

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

The total non tax deductible goodwill relating to the Merger is $15.02 billion. The goodwill recognized relates principally to the Company's established global organization, reputation and strategic positioning.

In the Successor period February 8, 2013 to December 29, 2013, the Company incurred $157.9 million in Merger related costs on a pretax basis, including $70.0 million consisting primarily of advisory fees, legal, accounting and other professional costs. The Company also incurred $87.9 million related to severance and compensation arrangements pursuant to existing agreements with certain former executives and employees in connection with the Merger. These amounts are separately reflected in the accompanying statement of operations for the Successor period.

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

In the fourth quarter of Fiscal 2013, the Company incurred $44.8 million of Merger related costs, including legal, accounting and other professional fees.

The following unaudited pro forma financial data summarizes the Company's results of operations as if the Transaction had occurred as of April 30, 2012. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the Merger been consummated on April 30, 2012.

	Eight Months Ended	Fiscal Year
	December 29, 2013	April 28, 2013
	(In thousands)

Revenue	$7,352,434	$11,528,886
Income/(loss) from continuing operations	$186,721	$324,042

The most significant of the pro forma adjustments were to reflect the impact of Merger related costs, the unrealized gain on derivative instruments, higher cost of products sold associated with the preliminary purchase accounting adjustments related to the step-up in inventory, amortization of intangible assets and depreciation of property, plant and equipment, and higher interest expense associated with increased debt, in the prior year period.

5.    Other Acquisitions
On April 1, 2011, the Company acquired an 80% stake in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $493.5 million in cash, which included $10.6 million of acquired cash and $60.1 million of short-term investments. The Company also incurred $11.3 million of pre-tax costs related to the acquisition, consisting primarily of professional fees, which were recorded in selling, general and administrative expenses in the Fiscal 2011 consolidated statement of income. During Fiscal 2013, the Company acquired an additional 15% interest in Coniexpress for $80.1 million. See Note 18 for further details regarding this redeemable noncontrolling interest. The Coniexpress acquisition was accounted for as a business combination and, accordingly, the purchase price was allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $301.6 million, which was assigned to the Rest of World segment and is not deductible for tax purposes. In addition, $161.9 million of intangible assets were acquired, $142.0 million of which relate to trademarks which are not subject to amortization. The remaining $19.9 million represents amortized customer-related assets.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

On November 2, 2010, the Company acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China for $165.4 million in cash, which included $30.0 million of acquired cash, as well as a potential earn-out payment contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. In accordance with accounting principles generally accepted in the United States of America, a liability of $44.5 million was recognized for an estimate of the acquisition date fair value of the earn-out and is included in Other non-current liabilities. The fair value of the earn-out was estimated using a discounted cash flow model and was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Key assumptions in determining the fair value of the earn-out included the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. The Foodstar acquisition has been accounted for as a business combination and, accordingly, the purchase price has been allocated to the assets and liabilities based upon their estimated fair values as of the acquisition date. The allocations of the purchase price resulted in goodwill of $77.3 million, which was assigned to the Asia/Pacific segment and is not deductible for tax purposes. In addition, $70.7 million of intangible assets were acquired, $42.4 million of which relate to trademarks and are not subject to amortization. The remaining $28.3 million are amortized customer-related assets and land usage rights. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million, of which $15.5 million was reported in cash from operating activities and $44.5 million was reported in cash from financing activities on the consolidated cash flow statement for the year ended April 28, 2013. In addition, the Company incurred a $12.1 million charge in the year ended April 28, 2013, which was recorded in SG&A on the consolidated income statement and in the Non-Operating segment, for the difference between the settlement amount and current carrying value of the earn-out as reported on the Company's balance sheet at the date of this transaction.
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
The following table summarizes the allocation of the cash paid to the fair value of assets acquired and liabilities assumed:

Predecessor
April 27, 2011 FY 2011
(in thousands)
Details of Acquisitions:
Fair value of assets	$1,057,870
Liabilities(1)	274,294
Redeemable noncontrolling interest(2)	124,669
Cash paid	658,907
Less cash acquired	40,605
Net cash paid for acquisitions	$618,302
_______________________________________

(1)	Includes contingent obligations to sellers of $44.5 million in 2011.

(2)	See Note 18 for additional information.
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

In the third quarter of Fiscal 2013, the Company's Board of Directors approved management's plan to sell Shanghai LongFong Foods ("LongFong"), a maker of frozen products in China which was previously reported in the Asia/Pacific segment. During the fourth quarter of Fiscal 2013, the Company secured an agreement with a buyer and during 2014, the sale was completed, resulting in an insignificant pre-tax and after-tax loss which was recorded in discontinued operations in the Successor period. As

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

a result, LongFong's net assets were classified as held for sale and the Company adjusted the carrying value to estimated fair value, recording a $36.0 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during the third quarter of Fiscal 2013. The net assets held for sale related to LongFong as of April 28, 2013 are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities on the consolidated balance sheet as of April 28, 2013 as they are not material for separate balance sheet presentation.
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
The operating results related to these businesses have been included in discontinued operations in the Company's consolidated statements of income for all periods presented. The following table presents summarized operating results for these discontinued operations:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Sales	$2.9	$1.2	$47.7	$141.5	$148.0
Net after-tax losses	$(5.6)	$(1.3)	$(17.6)	$(51.2)	$(39.6)
Tax benefit on losses	$—	$—	$0.6	$1.4	$2.6

7.    Restructuring and Productivity Initiatives

Transition Period

During the transition period, the Company is investing in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. As of December 29, 2013, these initiatives have resulted in the reduction of approximately 3,400 corporate and field positions across the Company's global business segments as well as the closure, or planned closure, and consolidation of manufacturing and corporate office facilities.

The Company recorded pre-tax costs related to these initiatives of $410.4 million in the Successor period from February 8, 2013 to December 29, 2013, and $6 million in the Predecessor period, which were recorded in the Non-Operating segment.  These pre-tax restructuring and productivity initiatives were comprised of the following:

•
$274.5 million for the Successor period for severance and employee benefit costs relating to the reduction of corporate and field positions across the Company, including pension curtailment and special termination charges of $56.6 million (see Note 14).

•	$69.7 million for the Successor period associated with other implementation costs, primarily for professional fees, and contract and lease termination costs.

•
$66.2 million for the Successor period, and $6 million for the Predecessor period relating to non-cash asset write-downs and accelerated depreciation for the closure of corporate offices and a factory in China and the reduction of manufacturing capacity of a factory in the U.K, and the planned closure and consolidation of 3 factories in the U.S. and Canada.

Of the $410.4 million total pre-tax charges in the Year-to-Date Successor period, $168.7 million was recorded in Cost of products sold and $241.7 million in Selling, general and administrative expenses ("SG&A").

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013

North American Consumer Products	$114.5	$—
Europe	129.1	3.6
Asia/Pacific	28.1	2.4
U.S. Foodservice	27.5	—
Rest of World	48.3	—
Non-Operating	62.9	—
Total productivity charges	$410.4	$6.0
(Totals may not add due to rounding)

On November 14, 2013, the Company announced the planned closure and consolidation of 3 factories in the U.S. and Canada by the middle of calendar year 2014.  The number of employees expected to be impacted by these 3 plant closures and consolidation is approximately 1,350. The Company currently estimates it will incur total charges of approximately $63 million related to severance benefits and other severance-related expenses related to these factory closures, of which an immaterial amount was charged to the consolidated statement of operations in the Successor period.  In addition the Company will recognize accelerated depreciation on assets to be disposed of from November 2013 to the planned date of closure for the difference between the carrying amount and the projected recovery for these assets upon disposition in the second half of calendar year 2014.

The severance-related charges that the Company expects to incur in connection with these factory workforce reductions and factory closures are subject to a number of assumptions and may differ from actual results.  The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or related to, these cost reductions. Including charges incurred as of December 29, 2013, the Company currently estimates it will incur total charges of approximately $300 million related to severance benefits and other severance-related expenses.

Activity in other accrued liability balances for restructuring and productivity charges incurred by the Successor were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Transition period restructuring and productivity initiatives	$217.9	$69.7	$287.6
Cash payments	(124.6)	(28.1)	(152.7)
Accrual balance at December 29, 2013	$93.3	$41.6	$134.9
(Totals may not add due to rounding)
______________________________________
(a) Other exit costs primarily represent professional fees, and contract and lease termination costs.

Fiscal 2012

On May 26, 2011, the Company announced that it would invest in productivity initiatives during Fiscal 2012 designed to increase manufacturing effectiveness and efficiency as well as accelerate overall productivity on a global scale. The Company recorded costs related to these productivity initiatives of $205.4 million pre-tax ($144.0 million after-tax) during Fiscal 2012, all of which were reported in the Non-Operating segment. These pre-tax costs were comprised of the following:

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

Of the $205.4 million total pre-tax charges in Fiscal 2012, $129.9 million was recorded in cost of products sold and $75.5 million in SG&A. In addition, after-tax charges of $18.9 million were recorded in losses from discontinued operations for Fiscal 2012, for severance and employee benefit costs relating to workforce reductions by approximately 1,500 positions and the closure of two factories.

The Company does not include productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

Fiscal 2012
(In millions)
North American Consumer Products	$25.6
Europe	56.4
Asia/Pacific	65.7
U.S. Foodservice	52.8
Rest of World	4.4
Non-Operating	0.6
Total productivity charges	$205.4
(Totals may not add due to rounding)

There were no charges for productivity initiatives in Fiscal 2013. The amount included in other accrued liabilities related to productivity initiatives totaled $54.6 million at April 29, 2012, all of which was paid in cash during Fiscal 2013.

8.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fiscal years ended April 29, 2012 and April 28, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the Successor period from February 8, 2013 to December 29, 2013, by reportable segment, are as follows:

	North American Consumer Products	Europe	Asia/ Pacific	U.S. Foodservice	Rest of World	Total
			(In thousands)
Predecessor
Balance at April 27, 2011	$1,111,737	$1,221,240	$392,080	$257,674	$315,710	$3,298,441
Purchase accounting adjustments	—	(600)	—	—	1,380	780
Disposals	—	(1,532)	—	—	—	(1,532)
Translation adjustments	(4,662)	(73,820)	3,119	—	(36,799)	(112,162)
Balance at April 29, 2012	1,107,075	1,145,288	395,199	257,674	280,291	3,185,527
Disposals	—	(527)	—	(899)	—	(1,426)
Impairment loss	—	—	(36,000)	—	—	(36,000)
Goodwill allocated to discontinued operations	—	—	(4,952)	—	—	(4,952)
Translation adjustments	(5,148)	(39,300)	5,595	—	(25,046)	(63,899)
Balance at April 28, 2013	1,101,927	1,105,461	359,842	256,775	255,245	3,079,250
Translation adjustments	(409)	9,849	(16,523)	—	(15,986)	(23,069)
Balance at June 7, 2013	$1,101,518	$1,115,310	$343,319	$256,775	$239,259	$3,056,181

Successor
Balance at February 8, 2013	$—	$—	$—	$—	$—	$—
Merger (see Note 4)	8,641,059	3,626,692	1,501,847	1,444,100	324,151	15,537,849
Purchase accounting adjustment	(122,842)	(105,383)	(210,647)	(55,763)	(26,407)	(521,042)
Translation adjustments	(52,976)	191,063	(69,438)	—	(15,394)	53,255
Balance at December 29, 2013	$8,465,241	$3,712,372	$1,221,762	$1,388,337	$282,350	$15,070,062
The Company recorded goodwill of $15.0 billion in connection with the Merger based on the preliminary purchase price allocation. Subsequent to the first quarter of the transition period, the Company made revisions to the purchase price allocation based on updated fair value estimates and related tax effects, which resulted in increased value allocated primarily to customer-related and other intangible assets and a corresponding reduction in goodwill. The adjustments were not recorded retrospectively as the impact was not considered to be material.
As a result of classifying the LongFong business as held for sale in Fiscal 2013, the Company took a non-cash impairment charge of $36.0 million to goodwill based on the fair value of the business based on the anticipated sale. During the second quarter of Fiscal 2013, the Company changed its annual goodwill impairment testing date from the fourth quarter to the third quarter of each year. As such, the Company completed its annual impairment assessment of goodwill during the third quarter of Fiscal 2013. No additional impairments were identified during the Company's annual assessment of goodwill. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $120.6 million consisting of $54.5 million for Europe, $38.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 28, 2013. Total goodwill accumulated impairment losses for the Company since Fiscal 2003 were $84.7 million consisting of $54.5 million for Europe, $2.7 million for Asia/Pacific and $27.4 million for Rest of World as of April 29, 2012 and April 27, 2011.
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Customer-related and other intangible assets at December 29, 2013, April 28, 2013 and April 29, 2012, subject to amortization expense, are as follows:

	Successor			Predecessor
	December 29, 2013			April 28, 2013			April 29, 2012
	Gross	Accum Amort	Net	Gross	Accum Amort	Net	Gross	Accum Amort	Net
	(In thousands)
Licenses	$119,714	$(10,030)	$109,684	$208,186	$(169,666)	$38,520	$208,186	$(163,945)	$44,241
Customer-related assets	1,375,876	(35,773)	1,340,103	209,428	(77,310)	132,118	216,755	(69,244)	147,511
Other	24,665	(1,118)	23,547	419,642	(156,032)	263,610	420,787	(149,178)	271,609
	$1,520,255	$(46,921)	$1,473,334	$837,256	$(403,008)	$434,248	$845,728	$(382,367)	$463,361
Amortization expense for customer-related and other intangible assets was $46.9 million, $3.2 million, $30.9 million, $31.8 million and $29.0 million for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, the fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of December 29, 2013, average annual amortization expense for each of the next five fiscal years is estimated to be approximately $82.4 million.
Intangible assets not subject to amortization at December 29, 2013 totaled $13.02 billion and consisted of $12.13 billion of trademarks, $839.9 million of licenses, and $45.6 million of other intangible assets. Intangible assets not subject to amortization at April 28, 2013 totaled $981.3 million and consisted of $846.9 million of trademarks, $115.0 million of recipes/processes, and $19.4 million of licenses. Intangible assets not subject to amortization at April 29, 2012 totaled $1.04 billion and consisted of $895.9 million of trademarks, $119.3 million of recipes/processes, and $20.1 million of licenses. The increase in intangible assets, not subject to amortization expense, between April 28, 2013 and December 29, 2013, was due to the preliminary purchase accounting associated with the Acquisition (see Note 4). The reduction in intangible assets, not subject to amortization expense, between April 29, 2012 and April 28, 2013 was primarily due to translation adjustments and $14.6 million of intangible assets allocated to discontinued operations.

9.	Income Taxes
The following table summarizes the provision/(benefit) for U.S. federal, state and foreign taxes on income from continuing operations.

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In thousands)
Current:
U.S. federal	$10,200	$55,197	$126,878	$112,064	$41,673
State	1,798	8,409	14,622	12,326	14,992
Foreign	54,382	17,983	187,363	216,076	161,355
	66,380	81,589	328,863	340,466	218,020
Deferred:
U.S. federal	(124,798)	(13,346)	(13,589)	(16,884)	122,757
State	4,755	(469)	894	4,124	(4,402)
Foreign	(177,960)	(6,677)	(74,570)	(82,740)	34,442
	(298,003)	(20,492)	(87,265)	(95,500)	152,797
Provision for income taxes	$(231,623)	$61,097	$241,598	$244,966	$370,817
Tax benefits related to stock options and other equity instruments recorded directly to additional capital totaled $0 in the Successor period, $47 million in the Predecessor period from April 29, 2013 to June 7, 2013, $20.8 million in Fiscal 2013, $16.8 million in Fiscal 2012 and $21.4 million in Fiscal 2011.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The components of income (loss) from continuing operations before income taxes consist of the following:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In thousands)
Domestic	$(290,579)	$(191,629)	$378,283	$315,741	$470,646
Foreign	(7,126)	61,302	965,360	920,348	945,676
Income (loss) from continuing operations	$(297,705)	$(130,327)	$1,343,643	$1,236,089	$1,416,322
The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate on continuing operations are as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Tax on income of foreign subsidiaries	6.9	6.0	(5.5)	(6.2)	(3.9)
Changes in valuation allowances	(2.7)	1.6	0.9	1.5	(0.8)
State income taxes	(4.3)	(0.5)	0.3	0.8	1.0
Nondeductible deal costs	(2.0)	(18.8)	—	—	—
Earnings repatriation	(1.0)	(77.2)	0.9	2.0	2.9
Tax exempt income	13.3	9.7	(6.6)	(7.3)	(5.7)
Effects of revaluation of tax basis of foreign assets	—	0.4	(6.2)	(3.2)	(1.6)
Reduction of manufacturing deduction for loss carryback	(3.7)	—	—	—	—
Deferred tax effect of foreign statutory tax rate changes	35.9	0.3	(0.7)	(1.1)	(0.5)
Audit settlements and changes in uncertain tax positions	(0.4)	(3.6)	(0.3)	(2.0)	—
Other	0.8	0.2	0.2	0.3	(0.2)
Effective tax rate	77.8%	(46.9)%	18.0%	19.8%	26.2%

The increase in the effective tax rate on pre-tax losses in the Successor period resulted primarily from benefits related to a statutory tax rate reduction in the United Kingdom and a favorable jurisdictional mix. The negative effective tax rate in the June 7, 2013 Predecessor period was principally caused by tax expense provided in the period for the effect of repatriation costs for earnings of foreign subsidiaries distributed during the period along with the effect of nondeductible Merger related costs.

The decrease in the effective tax rate in Fiscal 2013 compared to Fiscal 2012 is primarily the result of increased benefits from the revaluation of the tax basis of certain foreign assets, and reduced charges for the repatriation of current year foreign earnings. These amounts were partially offset by lower current year benefits from tax exempt income and tax on income of foreign subsidiaries. The Fiscal 2012 tax provision also included a benefit from the resolution of a foreign tax case. Both Fiscal 2013 and Fiscal 2012 included a benefit of approximately $15 million from the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign tax jurisdiction as well as benefits in each year related to 200 basis point statutory tax rate reductions in the United Kingdom. The decrease in the effective tax rate in Fiscal 2012 compared to Fiscal 2011 was primarily the result of increased benefits from the revaluation of the tax basis of foreign assets, the reversal of an uncertain tax position liability due to the expiration of the statute of limitations in a foreign jurisdiction, the beneficial resolution of a foreign tax case, and lower tax on the income of foreign subsidiaries primarily resulting from a statutory tax rate reduction in the U.K. These benefits were partially offset by changes in valuation allowances.

The tax benefit in the Successor period included a benefit of $106.7 million related to the impact on deferred taxes of a 300 basis point statutory tax rate reduction in the United Kingdom which was enacted during July 2013. The benefit of the statutory tax rate reduction in the United Kingdom was significantly increased as compared to the impact of the prior year United Kingdom rate reductions due to the increase in deferred tax liabilities recorded in purchase accounting for the Merger.
During Fiscal 2013, the Company completed a tax-free reorganization in a foreign jurisdiction which resulted in an increase in the tax basis of both fixed and intangible assets. The increased tax basis resulted in a $63.0 million tax benefit in Fiscal 2013

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

and is expected to provide cash flow benefits of approximately $91 million over the following 10 years as a result of the tax deductions of the assets over their amortization periods.
During Fiscal 2013, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by $82.1 million. This revaluation resulted in a reduction of tax expense in Fiscal 2013 of $12.9 million, reflecting the deferred tax benefit from the higher tax basis partially offset by the tax liability arising from this revaluation of $13.1 million.
During Fiscal 2012, a foreign subsidiary of the Company exercised a tax option under local law to revalue certain of its intangible assets, increasing the local tax basis by approximately $220.2 million. This revaluation resulted in a reduction in Fiscal 2012 tax expense of $34.9 million reflecting the deferred tax benefit from the higher tax basis partially offset by the current tax liability arising from this revaluation of $34.8 million.
The tax benefit from the higher basis amortization of both revaluations above will result in a reduction in cash taxes over the 20 year tax amortization period of approximately $95 million. Also, as a result of these taxable revaluations, the subsidiary made tax payments of $15.7 million, $17.9 million and $10.4 million during the Successor period, Fiscal 2013 and Fiscal 2012, respectively, and is expected to make an additional payment of approximately $4 million during calendar year 2014.
The following table and note summarize deferred tax (assets) and deferred tax liabilities as of December 29, 2013, April 28, 2013 and April 29, 2012.

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Depreciation/amortization	$775,441	$394,361	$469,963
Benefit plans	81,213	41,354	59,647
Deferred income	259,238	95,911	90,006
Financing costs	—	117,161	117,670
Indefinite lived intangible assets	3,691,087	438,647	441,024
Unremitted earnings of foreign subsidiaries	344,883	1,571	6,466
Other	57,973	46,510	48,371
Deferred tax liabilities	5,209,835	1,135,515	1,233,147
Operating loss carryforwards/carrybacks	(365,595)	(90,790)	(141,358)
Benefit plans	(87,157)	(211,658)	(195,697)
Depreciation/amortization	(358,098)	(158,194)	(147,745)
Tax credit carryforwards	(71,369)	(111,431)	(81,703)
Deferred income	(93,244)	(18,596)	(20,286)
Other	(129,670)	(97,894)	(96,502)
Deferred tax assets	(1,105,133)	(688,563)	(683,291)
Valuation allowance	78,205	46,069	90,553
Net deferred tax liabilities	$4,182,907	$493,021	$640,409
The table above excludes foreign deferred tax assets of $55.1 million, deferred tax liabilities of $5.2 million and a valuation allowance of $54.3 million related to a business classified as held for sale as of April 28, 2013 which was subsequently sold.
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At the end of the Successor period, foreign operating loss carryforwards totaled $390.3 million. Of that amount, $162.8 million expire between 2014 and 2033; the other $227.5 million do not expire. U.S. federal operating losses, which arose principally as a result of the significant costs related to the Merger and subsequent restructuring and productivity actions, total $657.2 million and expire in 2033. The Company expects to fully utilize its U.S. federal operating losses during 2014 against both prior (through loss carryback) and current year taxable income. Deferred tax assets of $34.4 million have been recorded for foreign tax credit carryforwards. These credit carryforwards expire between 2020 and 2023. Deferred tax assets of $30.5 million have been recorded for state operating loss carryforwards. These losses expire between 2014 and 2033. Additionally, the Company has incurred losses in a foreign jurisdiction where the realization of a tax benefit is considered remote and, as a result, the Company has no deferred tax asset recognized for such losses.

The net change in the Successor period valuation allowance shown above is an increase of $32.1 million. The increase was primarily due to the recording of additional valuation allowance for foreign and state operating loss carryforwards that are not expected to be utilized. The net change in the Fiscal 2013 valuation allowance shown above is a decrease of $44.5 million. The decrease was primarily due to the classification of a foreign business as held for sale. The net change in the Fiscal 2012 valuation allowance was an increase of $26.2 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized, partially offset by the release of valuation allowance related to state tax loss and credit carryforwards that are now expected to be utilized. The net change in the Fiscal 2011 valuation allowance was an increase of $1.9 million. The increase was primarily due to the recording of additional valuation allowance for foreign loss carryforwards that are not expected to be utilized, partially offset by the release of valuation allowance related to state tax loss and credit carryforwards that are now expected to be utilized.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(In millions)
Balance at the beginning of the period	$50.7	$45.4	$52.7	$70.7	$57.1
Increases for tax positions of prior years	0.5	5.8	1.9	5.2	13.5
Decreases for tax positions of prior years	(6.9)	(0.9)	(8.6)	(18.0)	(26.0)
Increases based on tax positions related to the current year	4.6	1.7	13.9	3.7	10.8
Increases due to business combinations	4.4	—	—	—	26.9
Decreases due to settlements with taxing authorities	—	—	(4.1)	(2.2)	(5.4)
Decreases due to lapse of statute of limitations	(0.2)	(1.3)	(10.4)	(6.7)	(6.2)
Balance at the end of the period	$53.1	$50.7	$45.4	$52.7	$70.7
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $44.9 million, $38.3 million and $38.9 million, on December 29, 2013, April 28, 2013 and April 29, 2012, respectively.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For the Successor period from February 8, 2013 to December 29, 2013, the total amount of net interest and penalty expense included in the provision for income taxes was an expense of $1.4 million and $0.1 million, respectively. For the Predecessor period April 29, 2013 to June 7, 2013, the total amount of net interest and penalty expense included in the provision for income taxes was an expense of $1.8 million and $0.2 million, respectively. For Fiscal 2013, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $4.2 million and $6.3 million, respectively. For Fiscal 2012, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $9.5 million and $4.7 million, respectively. For Fiscal 2011, the total amount of net interest and penalty expense included in the provision for income taxes was a benefit of $1.3 million and $0.1 million, respectively. The total amount of interest and penalties accrued as of December 29, 2013 was $10.7 million and $8.5 million, respectively. The total amount of interest and penalties accrued as of April 28, 2013 was $8.5 million and $6.9 million, respectively. The corresponding amounts of accrued interest and penalties at April 29, 2012 were $16.0 million and $13.8 million, respectively.
It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $25 million in the next 12 months primarily due to the expiration of statutes in various foreign jurisdictions along with the progression of federal, state and foreign audits in process.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2011 for the Netherlands and United Kingdom, Fiscal 2010 for the U.S., through Fiscal 2009 for Italy, and through Fiscal 2008 for Australia and Canada.
Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to approximately $2.2 billion at December 29, 2013. The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable. Prior to the Merger, our intent was to reinvest the accumulated earnings of our foreign subsidiaries in our international operations, except where remittance could be made tax free in certain situations, and our plans did not demonstrate a need to repatriate them to fund our cash requirements in the U.S. and, accordingly, a liability for the related deferred income taxes was not reflected in the Company's financial statements as of April 28, 2013. While we continue to expect to reinvest a substantial portion of the prior and future earnings of our foreign subsidiaries in our international operations, as of the Acquisition date we determined that a portion of our accumulated unremitted foreign earnings are likely to be needed to meet U.S. cash needs principally due to the increased financing costs arising with the Acquisition. For the portion of unremitted foreign earnings preliminarily determined not to be permanently reinvested, a deferred tax liability of approximately $345 million is recorded at December 29, 2013. The Company currently anticipates repatriating the majority of the accumulated unremitted earnings which are no longer permanently reinvested during 2014 resulting in the utilization of a substantial portion of its foreign tax credit carryforwards. The Company has not yet finalized its estimate of acquisition date deferred taxes associated with its repatriation plans and further adjustments of this estimate may be made as the purchase price allocation is finalized during the measurement period.

10.    Debt and Financing Arrangements
Short-term debt consisted of bank debt and other borrowings of $143.7 million, $1.14 billion and $46.5 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. The weighted average interest rate was 2.1%, 1.4% and 5.1% for the transition period, Fiscal 2013 and Fiscal 2012, respectively. See below for further discussion of a short-term credit agreement entered into in April 2013.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Long-term debt was comprised of the following as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor	Predecessor
	December 29, 2013	April 28, 2013	April 29, 2012
		(In thousands)
$2.95 billion Term B-1 Loan	2,929,213	—	—
$6.55 billion Term B-2 Loan	6,518,524	—	—
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100,000	—	—
Japanese Yen Credit Agreement due October 2012 (variable rate)	—	—	186,869
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	10,774	25,688	43,164
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	70,411	56,293	64,060
5.35% U.S. Dollar Notes due July 2013	—	499,993	499,958
8.0% Heinz Finance Preferred Stock due July 2013	—	350,000	350,000
Japanese Yen Credit Agreement due December 2013 (variable rate)	—	163,182	199,327
U.S. Dollar Private Placement Notes due May 2014 — May 2021 (2.11% - 4.23%)	—	500,000	500,000
Japanese Yen Credit Agreement due October 2015 (variable rate)	—	152,983	—
U.S. Dollar Private Placement Notes due July 2016 — July 2018 (2.86% - 3.55%)	—	100,000	100,000
2.00% U.S. Dollar Notes due September 2016	58,308	299,933	299,913
1.50% U.S. Dollar Notes due March 2017	17,743	299,648	299,556
U.S. Dollar Remarketable Securities due December 2020	—	119,000	119,000
3.125% U.S. Dollar Notes due September 2021	34,433	395,772	395,268
2.85% U.S. Dollar Notes due March 2022	5,599	299,565	299,516
$235 million 6.375% U.S. Dollar Debentures due July 2028	258,075	231,396	231,137
£125 million 6.25% British Pound Notes due February 2030	218,507	192,376	202,158
$437 million 6.75% U.S. Dollar Notes due March 2032	476,943	435,185	435,112
$931 million 7.125% U.S. Dollar Notes due August 2039	1,026,881	628,082	626,747
	14,725,411	4,749,096	4,851,785
Hedge Accounting Adjustments (See Note 15)	—	122,455	128,444
Less portion due within one year	(107,765)	(1,023,212)	(200,248)
Total long-term debt	$14,617,646	$3,848,339	$4,779,981
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.01%	4.07%	4.28%
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

In addition, under the Revolving Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and events of default. As of December 29, 2013, the Company is in compliance with these credit facility covenants.

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

The Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material 100% owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We are in compliance with these covenants as of December 29, 2013.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Notes can be redeemed at any time prior to April 15, 2015 by paying a make-whole premium, plus accrued and unpaid interest to the redemption date. We may redeem all or part of the Notes at any time after April 15, 2015 at the following percentages: 2015: 102.125%, 2016: 101.0625%, 2017 and thereafter: 100%. In addition, at any time prior to April 15, 2015, we may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from certain equity offerings.

If the Company experiences a change of control, the holders of the Notes have the right to require the Company to offer to repurchase the Notes at a purchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest and additional amounts, if any, to the date of such repurchase.

On April 1, 2013, concurrently with the consummation of the issuance of the Notes, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") among Merger Subsidiary, Holdings and Wells Fargo Securities, LLC for itself and on behalf of the Initial Purchasers. On June 7, 2013, we executed a joinder to the Registration Rights Agreement pursuant to which the H. J. Heinz Company and certain of its subsidiaries became parties to the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we agreed, at our own cost, for the benefit of the holders of the Notes, to use our commercially reasonable efforts to file a registration statement (the “exchange offer registration statement”) with respect to a registered exchange offer (each, an “exchange offer”) to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest), to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act and to consummate the exchange offer not later than 365 days after the Merger closing date. In the event that the exchange offer registration statement is not completed or is not declared effective by the SEC within 365 days after the Merger closing date, the interest rate will be increased, up to a maximum increase of 1.00% per annum, until the exchange offer registration is declared effective by the SEC.

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
On March 13, 2013, the Company launched a successful consent solicitation relating to the 7.125% Notes due 2039 seeking a waiver of the change of control provisions as applicable to the Merger Agreement and as a result those notes remain outstanding as of December 29, 2013.
Debt issuance costs
As of December 29, 2013, unamortized debt issuance costs related to new borrowings under our current Senior Credit Facilities and the Notes were $320.8 million, collectively. Amortization of debt issuance costs recorded were $29.1 million for the period February 8, 2013 to December 29, 2013, and $0.9 million for the Predecessor period. These costs are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

Total long term debt matures as follows:

	Fiscal Year
	2014	2015	2016	2017	2018	There After	Total
	(In thousands)
Maturity /Retirements	$107,765	$117,801	$111,258	$168,543	$115,411	$14,104,633	$14,725,411
Other information
During the first quarter of Fiscal 2013, the Company terminated its variable rate three year 15 billion Japanese yen denominated credit agreement that was due October 2012, and settled the associated swap, which had an immaterial impact to the Company's consolidated statement of income. In addition, the Company entered into a new variable rate three year 15 billion

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Japanese yen denominated credit agreement. The proceeds were swapped to $188.5 million U.S. dollars and the interest rate was fixed at 2.22%. This credit agreement was terminated in the Predecessor period April 29, 2013 to June 7, 2013.
At April 28, 2013, the Company had a $1.5 billion credit agreement which expires in June 2016. This credit agreement supported the Company's commercial paper borrowings. In April 2013, the Company entered into a new $1.5 billion 1.28% credit agreement under which it borrowed $1.1 billion primarily to pay off all of the outstanding commercial paper. Both credit agreements were terminated on June 7, 2013 in conjunction with the closing of the Merger Agreement. In addition, the Company has $217.9 million of foreign lines of credit available at December 29, 2013.
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
Certain of the Company's debt agreements contain customary covenants, including a leverage ratio covenant. The Company was in compliance with all of its covenants as of December 29, 2013, April 28, 2013 and April 29, 2012.
During the third quarter of Fiscal 2012, the Company remarketed the remaining $119 million remarketable securities at a rate of 6.049%. On the same date, the Company entered into a total rate of return swap with a notional amount of $119 million as an economic hedge to reduce the interest cost related to these remarketable securities. See Note 15 for further details. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated.
During the first quarter of Fiscal 2013, the Company entered into an amendment of its $175 million accounts receivable securitization program that extended the term until June 7, 2013. For the sale of receivables under the program, the Company receives cash consideration of up to $175 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). The cash consideration and the carrying amount of receivables removed from the consolidated balance sheets were $158.7 million and $161.8 million as of April 28, 2013 and April 29, 2012, respectively, resulting in a decrease of $3.1 million in cash for sales under this program for Fiscal 2013 and an increase in cash of $132.8 million for Fiscal 2012. The fair value of the Deferred Purchase Price was $53.6 million and $56.8 million as of April 28, 2013 and April 29, 2012, respectively. The increase in cash proceeds related to the Deferred Purchase Price was $3.2 million and $117.1 million as of April 28, 2013 and April 29, 2012, respectively. This Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of April 28, 2013 and April 29, 2012, due to the nature of the short-term underlying financial assets. On May 31, 2013, subsequent to the Fiscal 2013 year end, the Company entered into an amendment of the $175 million accounts receivables securitization program that extended the term until May 30, 2014. Prior to this amendment, the Company accounted for transfers of receivables pursuant to this program as a sale and removed them from the consolidated balance sheet. This amendment results in the transfers no longer qualifying for sale treatment under U.S. GAAP. As a result, all transfers are accounted for subsequent to this amendment as secured borrowings and the receivables sold pursuant to this program are included on the balance sheet as trade receivables, along with the Deferred Purchase Price. The amount of trade receivables included on the balance sheet at December 29, 2013 which are acting as collateral for these borrowings was $140 million.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

11.    Supplemental Cash Flows Information

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In thousands)
Cash Paid During the Period For:
Interest	$259,335	$42,376	$285,324	$277,954	$268,131
Income taxes	$131,213	$31,912	$327,046	$265,547	$154,527
In addition, the Company acted as servicer for approximately $76.5 million, $184.3 million and $205.6 million of trade receivables which were sold to unrelated third parties without recourse as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. These trade receivables are short-term in nature. The proceeds from these sales are also recognized on the statements of cash flows as a component of operating activities.
The Company has not recorded any servicing assets or liabilities as of December 29, 2013, April 28, 2013 or April 29, 2012 for the arrangements discussed above because the fair value of these servicing agreements as well as the fees earned were not material to the financial statements.

12.    Employees' Stock Incentive Plans and Management Incentive Plans
On June 7, 2013, in accordance with the Merger, (i) each outstanding share of Company common stock (other than shares owned by the Company, Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent, and in each case not held on behalf of third parties) was canceled and automatically converted into the right to receive $72.50 in cash, without interest and less applicable withholding taxes thereon (the “Merger Consideration”), (ii) each outstanding stock option, whether vested or unvested, was canceled and automatically converted into the right to receive, with respect to each share subject to the option, the Merger Consideration less the exercise price per share, (iii) each outstanding Company phantom unit, whether vested or unvested, was canceled and automatically converted into the right to receive the Merger Consideration, and (iv) each outstanding Company restricted stock unit ("RSU") (other than retention restricted stock units), whether vested or unvested, was canceled and automatically converted into the right to receive, with respect to each share subject to the restricted stock unit, the Merger Consideration plus any accrued and unpaid dividend equivalents, except that payment in respect of Company restricted stock units that have been deferred will be made in accordance with the terms of the award and the applicable deferral election made by the holder. The expense from accelerated vesting of these stock-based awards totaling $24.3 million was recorded in Merger related costs in the accompanying statement of operations for the Predecessor period ended June 7, 2013.
At December 29, 2013, the Company has no outstanding pre-Merger stock option awards, restricted stock units and restricted stock awards, other than the retention RSUs. Retention RSUs were not canceled in connection with the Merger, and remain subject to the vesting schedule pursuant to the existing terms of the applicable award agreements and the general timing of payment would be in accordance with such terms. Pursuant to the Merger Agreement, these equity awards have been converted into liability awards and for the vested portion of these awards the Company recorded an amount equal to the Merger consideration plus any accrued and unpaid dividend equivalents.
The compensation cost related to equity plans that were in place in the Predecessor periods primarily recognized in SG&A and Merger related costs, and the related tax benefit, are as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Pre-tax compensation cost	$2.6	$26.3	$33.7	$36.5	$32.7
Tax benefit	0.9	8.0	10.8	12.0	10.4
After-tax compensation cost	$1.7	$18.3	$22.9	$24.5	$22.3

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

During Fiscals 2013 and 2012, the Company's plan from which it issued equity-based awards was the Fiscal Year 2003 Stock Incentive Plan (the “2003 Plan”), which was approved by shareholders on September 12, 2002. During Fiscal 2011, the Company issued equity-based awards from the 2003 Plan and the 2000 Stock Option Plan (the “2000 Plan”).  The 2000 Plan was approved by Shareholders on September 12, 2000 and expired on September 12, 2010. Pursuant to the 2003 Plan, the Management Development & Compensation Committee ("MD&CC") was authorized to grant a maximum of 9.4 million shares for issuance as restricted stock units or restricted stock. Any available shares may have been issued as stock options. The maximum number of shares that may have been granted under this plan was 18.9 million shares. Shares issued under these plans were sourced from available treasury shares. The 2003 Plan was originally scheduled to continue to be used until there were no more outstanding shares to award; however, the 2003 Plan was terminated as a result of the Merger.  Effective August 28, 2012, the MD&CC approved the 2013 Plan with a term of ten years.  The MD&CC was authorized to grant a maximum of 10 million shares for issuance as restricted stock units, restricted stock, or stock options; however, no shares were issued from this Plan. The 2013 Plan was terminated as a result of the Merger.

Stock Options:
In October 2013, the Board adopted the H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 39,600,000 shares of our Parent's capital stock. On October 16, 2013, Parent granted non-qualified stock options under the 2013 Omnibus Plan to purchase up to 14,300,000 shares of Common Stock in Parent to select employees and Directors. With respect to the 14,300,000 shares underlying such options, the exercise price is $10.00 per share with cliff vesting on July1, 2018, provided the employee is continuously employed by Parent or one of its subsidiaries or affiliates. Share-based compensation expense of $1.4 million associated with such grant was pushed down to the Company and is reflected in SG&A for the Successor period.
Prior to the Merger, stock options generally vested over a period of four years after the date of grant. Awards granted prior to Fiscal 2006 generally had a maximum term of ten years. Awards granted between Fiscal 2006 and Fiscal 2012 had a maximum term of seven years. Awards granted in Fiscal 2013 had a maximum term of ten years.
In accordance with their respective plans, stock option awards are forfeited if a holder voluntarily terminates employment prior to the vesting date. The Company estimates forfeitures based on an analysis of historical trends updated as discrete new information becomes available and are re-evaluated on an annual basis. Compensation cost in any period is at least equal to the grant-date fair value of the vested portion of an award on that date.
The Company presents all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the consolidated statements of cash flows, except the benefit of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) which are classified as financing cash flows. There were no exercises of stock-based compensation in the Successor period February 8, 2013 to December 29, 2013. For the Predecessor period April 29, 2013 to June 7, 2013, $14.4 million of cash tax benefits was reported as an operating cash inflow and $36.7 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 28, 2013, $8.1 million of cash tax benefits was reported as an operating cash inflow and $10.3 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 29, 2012, $7.5 million of cash tax benefits was reported as an operating cash inflow and $7.6 million of excess tax benefits as a financing cash inflow. For the fiscal year ended April 27, 2011, $12.4 million of cash tax benefits was reported as an operating cash inflow and $8.6 million of excess tax benefits as a financing cash inflow.

During Fiscal 2013, the Company granted 1,540,340 option awards to employees sourced from the 2003 Plan. The weighted average fair value per share of the options granted during the Successor period February 8, 2013 to December 29, 2013, fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011 as computed using the Black-Scholes pricing model was $2.43, $5.79, $5.80, and $5.36, respectively. There were no options granted in the Predecessor period April 29, 2013 to June 7, 2013. The weighted average assumptions used to estimate these fair values are as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
Dividend yield	—%	3.7%	3.7%	3.9%
Expected volatility	24.3%	19.4%	20.9%	20.5%
Expected term (years)	5.0	7.0	5.0	5.5
Risk-free interest rate	1.4%	1.0%	1.0%	1.7%

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The dividend yield assumption is based on the current fiscal year dividend payouts. The expected volatility of the Company’s common stock at the date of grant in the Predecessor was estimated based on a historic daily volatility rate over a period equal to the average life of an option. The expected volatility of the Company’s common stock at the date of grant in the Successor period was estimated based on a review of the equity volatilities of publicly-traded peer companies . The weighted average expected life of options is based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of current awards. The risk-free interest rate is based on the U.S. Treasury (constant maturity) rate in effect at the date of grant for periods corresponding with the expected term of the options.
A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
	(In thousands, except per share data)
Predecessor
Options outstanding at April 28, 2010	12,921	$39.36	$508,611
Options granted	1,733	46.42	80,460
Options exercised	(4,813)	35.73	(171,980)
Options cancelled/forfeited and returned to the plan	(73)	42.81	(3,147)
Options outstanding at April 27, 2011	9,768	42.38	413,944
Options granted	1,649	52.19	86,068
Options exercised	(2,798)	37.99	(106,287)
Options cancelled/forfeited and returned to the plan	(11)	38.38	(435)
Options outstanding at April 29, 2012	8,608	45.69	393,290
Options granted	1,540	55.72	85,828
Options exercised	(3,504)	42.35	(148,376)
Options cancelled/forfeited and returned to the plan	(110)	50.67	(5,616)
Options outstanding at April 28, 2013	6,534	49.76	325,126
Options exercised - settled in shares	(25)	34.60	(850)
Options exercised - settled in cash	(6,509)	49.82	(324,276)
Options outstanding at June 7, 2013	—	—	—

Successor
Options outstanding at June 8, 2013	—	$—	$—
Options granted	14,300	$10.00	$143,000
Options outstanding at December 29, 2013	14,300	$10.00	$143,000

Options vested and exercisable at April 27, 2011	5,744	$40.65	$233,507
Options vested and exercisable at April 29, 2012	4,418	$43.90	$193,942
Options vested and exercisable at April 28, 2013	2,573	$48.01	$123,502
Options vested and exercisable at June 7, 2013	—	$—	$—
Options vested and exercisable at December 29, 2013	—	$—	$—
The Company received proceeds of $0.9 million, $113.5 million, $82.7 million, and $154.8 million from the exercise of stock options during the Predecessor period April 29, 2013 to June 7, 2013, fiscal years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively. The tax benefit recognized as a result of stock option exercises was $51.1 million, $18.3 million, $15.1 million and $21.0 million for the Predecessor period April 29, 2013 to June 7, 2013, fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
	(In thousands, except per share data)
Predecessor
Unvested options at April 29, 2012	4,190	$5.43
Options granted	1,540	$5.79
Options vested	(1,662)	$5.39
Options forfeited	(107)	$5.61
Unvested options at April 28, 2013	3,961	$5.59
Options vested	(3,961)	$5.59
Unvested options at June 7, 2013	—	$—

Successor
Unvested options at June 8, 2013	—	$—
Options granted	14,300	$2.43
Unvested options at December 29, 2013	14,300	$2.43
Unrecognized compensation cost related to unvested option awards under the 2000 and 2003 Plans totaled $4.6 million and $6.4 million as of April 28, 2013 and April 29, 2012, respectively. Due to the Merger, stock options were canceled and cash-settled; therefore, there is no unrecognized expense as of June 7, 2013. Unrecognized compensation cost related to unvested option awards under the 2013 Omnibus Plan was $33.3 million as of December 29, 2013 to be recognized over 5 years.
Restricted Stock Units and Restricted Shares:
The 2003 Plan authorized up to 9.4 million shares for issuance as restricted stock units (“RSUs”) or restricted stock with vesting periods from the first to the fifth anniversary of the grant date as set forth in the award agreements. Upon vesting, the RSUs were converted into shares of the Company’s stock on a one-for-one basis and issued to employees, subject to any deferral elections made by a recipient or required by the plan. Restricted stock was reserved in the recipients’ name at the grant date and issued upon vesting. The Company was entitled to an income tax deduction in an amount equal to the taxable income reported by the holder upon vesting of the award. RSUs generally vested over a period of one to four years after the date of grant. The 2003 Plan was terminated as a result of the Merger.
Total compensation expense relating to former RSUs and restricted stock was $2.6 million, $21.7 million, $23.6 million, $25.7 million and $23.2 million for the Successor period February 8, 2013 to December 29, 2013, Predecessor period April 29, 2013 to June 7, 2013, fiscal years ended April 28, 2013, April 29, 2012, and April 27, 2011, respectively. Unrecognized compensation cost in connection with RSU and restricted stock grants totaled $24.9 million, $27.6 million, and $29.4 million at April 28, 2013, April 29, 2012, and April 27, 2011, respectively. Due to the Merger, RSUs and restricted stock (except retention RSUs) were cancelled and settled in cash; therefore, there is no unrecognized expense as of June 7, 2013. No RSUs or restricted stock was granted subsequent to June 7, 2013.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A summary of the activity of unvested RSU and restricted stock awards and related information is as follows:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
	(In thousands, except per share data)
Predecessor
Unvested units and stock at April 28, 2010	1,496	$44.13
Units and stock granted	574	46.74
Units and stock vested	(725)	44.96
Units and stock cancelled/forfeited and returned to the plan	(49)	43.47
Unvested units and stock at April 27, 2011	1,296	44.84
Units and stock granted	526	52.31
Units and stock vested	(520)	45.27
Units and stock cancelled/forfeited and returned to the plan	(32)	45.90
Unvested units and stock at April 29, 2012	1,270	47.75
Units and stock granted	464	55.88
Units and stock vested	(567)	47.33
Units and stock cancelled/forfeited and returned to the plan	(53)	50.01
Unvested units and stock at April 28, 2013	1,114	$51.24
Units and stock vested - settled in shares	(9)	46.37
Units and stock vested - settled in cash	(1,004)	51.05
Units and stock converted to liability awards (RSU retention awards)	(97)	53.69
Units and stock cancelled/forfeited and returned to the plan	(4)	51.35
Unvested units and stock at June 7, 2013	—	$—

Upon share option exercise or vesting of restricted stock and RSUs, the Company used available treasury shares and maintained a repurchase program that anticipated exercises and vesting of awards so that shares were available for issuance. The Company recorded forfeitures of restricted stock as treasury share repurchases.
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
Annual Incentive Bonus:
The Company’s management incentive plans cover officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. Compensation under the management incentive plans was approximately $15 million, $3 million, $32 million, $34 million, and $45 million in the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, Fiscals 2013, 2012 and 2011, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Long-Term Performance Program:
In May 2013, the Company granted performance awards as permitted in the 2003 Plan, subject to the achievement of certain performance goals. These performance awards were tied to the Company’s Relative Total Shareholder Return (“Relative TSR”) Ranking within the defined Long-term Performance Program (“LTPP”) peer group and the two-year average after-tax Return on Invested Capital (“ROIC”) metrics. The Relative TSR metric was based on the two-year cumulative return to shareholders from the change in stock price and dividends paid between the starting and ending dates. These LTPP awards, as well as those granted in the first quarter of Fiscal 2013 were settled in connection with the Merger. No LTPP awards were granted subsequent to the Merger (Successor period February 8, 2013 to December 29, 2013).
The compensation cost related to LTPP awards primarily recognized in SG&A and the related tax benefit are as follows:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In millions)
Pre-tax compensation cost	$—	$3.8	$17.3	$18.4	$21.5
Tax benefit	—	1.3	6.1	6.5	7.4
After-tax compensation cost	$—	$2.5	$11.2	$11.9	$14.1
13.    Fair Value Measurements
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
As of December 29, 2013, April 28, 2013 and April 29, 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Successor				Predecessor
	December 29, 2013				April 28, 2013				April 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivatives(a)	$—	$315,361	$—	$315,361	$—	$68,892	$—	$68,892	$—	$90,221	$—	$90,221
Total assets at fair value	$—	$315,361	$—	$315,361	$—	$68,892	$—	$68,892	$—	$90,221	$—	$90,221
Liabilities:
Derivatives(a)	$—	$206,134	$—	$206,134	$—	$79,871	$—	$79,871	$—	$15,379	$—	$15,379
Earn-out(b)	—	—	—	—	—	—	—	—	—	—	46,881	46,881
Total liabilities at fair value	$—	$206,134	$—	$206,134	$—	$79,871	$—	$79,871	$—	$15,379	$46,881	$62,260

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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(b)
The Company acquired Foodstar in China in Fiscal 2011. Consideration for this acquisition included a potential earn-out payment in 2014 contingent upon certain net sales and EBITDA (earnings before interest, taxes, depreciation and amortization) targets during Fiscals 2013 and 2014. The fair value of the earn-out was estimated using a discounted cash flow model and is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Key assumptions in determining the fair value of the earn-out include the discount rate, and revenue and EBITDA projections for Fiscals 2013 and 2014. As of April 29, 2012 there were no significant changes to the fair value of the earn-out recorded for Foodstar at the acquisition date. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the earn-out agreement in order to give the Company additional flexibility in the future for growing its business in China, one of its largest and most important emerging markets. This renegotiation resulted in the settlement of the earn-out for a cash payment of $60.0 million (see Note 5 for additional information).

There have been no transfers between Levels 1, 2 and 3 in Fiscals 2013 and 2012.
As a result of classifying the LongFong business as held for sale, the Company took a non-cash impairment charge of $36.0 million to goodwill during the third quarter Fiscal 2013. This charge reduced the Company's carrying value to the estimated fair value of the anticipated sale, which is based on unobservable inputs and thus represents a Level 3 measurement. The remaining carrying value at April 28, 2013 was not material. See Note 6 for further information.
The Company recognized $50.9 million of non-cash asset write-downs during Fiscal 2012 related to six factory closures. These factory closures are directly linked to the Company's Fiscal 2012 productivity initiatives (see Note 7). These charges reduced the Company's carrying value in the assets to the estimated fair value, the remainder of which was not material.

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.65 billion as compared with the carrying value of $14.73 billion at December 29, 2013, $5.35 billion as compared with the carrying value of $4.87 billion at April 28, 2013, and $5.70 billion as compared with the carrying value of $4.98 billion at April 29, 2012. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

14.    Pension and Other Postretirement Benefit Plans
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status:
The following table sets forth the changes in benefit obligation, plan assets and funded status of the Company’s principal defined benefit plans and other postretirement benefit plans at December 29, 2013, June 7, 2013, April 28, 2013 and April 29, 2012.

	Successor	Predecessor			Successor	Predecessor
	Pension Benefits				Other Retiree Benefits
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at the beginning of the period	$3,152,003	$3,271,566	$2,930,347	$2,765,316	$250,633	$257,317	$249,017	$234,431
Service cost	20,684	3,967	31,580	33,719	3,550	743	6,486	5,967
Interest cost	71,850	13,557	132,110	139,525	5,053	938	9,923	11,457
Participants’ contributions	1,298	186	2,294	2,281	376	56	659	712
Amendments	—	—	(145)	3,396	(20,603)	—	—	735
Actuarial (gain) loss	(72,118)	(91,756)	428,881	196,606	(19,570)	(6,038)	9,153	17,278
Settlement	(113,075)	—	(11,971)	(1,854)	—	—	—	—
Curtailment	(3,167)	—	—	—	(1,017)	—	—	—
Special/contractual termination benefits	36,385	17,230	—	—	—	—	—	—
Annuity plan transfers	81,144	—	—	—	—	—	—	—
Benefits paid	(93,630)	(13,191)	(157,672)	(152,342)	(8,372)	(1,485)	(15,760)	(19,574)
Translation adjustments	144,018	(49,556)	(83,858)	(56,300)	(1,871)	(898)	(2,161)	(1,989)
Benefit obligation at the end of the period	$3,225,392	$3,152,003	$3,271,566	$2,930,347	$208,179	$250,633	$257,317	$249,017
Change in Plan Assets:
Fair value of plan assets at the beginning of the period	$3,334,138	$3,379,143	$3,140,834	$3,261,881	$—	$—	$—	$—
Actual return on plan assets	161,056	16,740	429,011	84,004	—	—	—	—
Settlement	(113,075)	—	(11,971)	(1,854)	—	—	—	—
Special/contractual termination benefits	(714)	—	—	—	—	—	—	—
Employer contribution	156,165	6,812	69,388	23,469	7,996	1,429	15,101	18,862
Participants’ contributions	1,298	186	2,294	2,281	376	56	659	712
Annuity plan transfers	41,149	—	—	—	—	—	—	—
Benefits paid	(93,630)	(13,191)	(157,672)	(152,342)	(8,372)	(1,485)	(15,760)	(19,574)
Translation adjustments	168,302	(55,552)	(92,741)	(76,605)		—	—	—
Fair value of plan assets at the end of the period	3,654,689	3,334,138	3,379,143	3,140,834	—	—	—	—
Funded status	$429,297	$182,135	$107,577	$210,487	$(208,179)	$(250,633)	$(257,317)	$(249,017)

The reductions in work force resulting from restructuring of the Company resulted in a reduction in both the accumulated benefit obligation and plan assets for certain defined benefit plans in the Successor period.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheets consist of the following:

	Successor	Predecessor			Successor	Predecessor
	Pension Benefits				Other Retiree Benefits
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Other non-current assets	$502,143	$362,832	$287,467	$399,868	$—	$—	$—	$—
Other accrued liabilities	(3,309)	(73,593)	(32,271)	(15,943)	(14,625)	(15,679)	(16,998)	(17,565)
Other non-current liabilities	(69,537)	(107,104)	(147,619)	(173,438)	(193,554)	(234,954)	(240,319)	(231,452)
Net asset/(liabilities) recognized	$429,297	$182,135	$107,577	$210,487	$(208,179)	$(250,633)	$(257,317)	$(249,017)
The accumulated benefit obligation for all defined benefit pension plans was $2.96 billion at December 29, 2013, $3.11 billion at April 28, 2013 and $2.79 billion at April 29, 2012.
Certain of the Company’s pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at December 29, 2013, were $338.1 million, $339.1 million and $312.7 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets at April 28, 2013 were $631.7 million, $640.8 million, and $460.9 million, respectively. For pension plans having accumulated benefit obligations in excess of the fair value of plan assets at April 29, 2012, the accumulated benefit obligations, projected benefit obligations and the fair value of plan assets were $630.3 million, $642.3 million and $452.9 million, respectively.
Certain of the Company's pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of the plan assets at December 29, 2013 were $614.7 million and $585.5 million, respectively. For pension plans having projected benefit obligations in excess of the fair value of plan assets at April 28, 2013, the projected benefit obligations and the fair value of plan assets were $900.3 million and $720.5 million, respectively. For pension plans having projected benefit obligations in excess of the fair value of plan assets at April 29, 2012, the projected benefit obligations and the fair value of plan assets were $642.3 million and $452.9 million, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Components of Net Periodic Benefit Cost and Defined Contribution Plan Expense:
Total pension cost of the Company’s principal pension plans and postretirement plans consisted of the following:

	Successor	Predecessor				Successor	Predecessor
	Pension Benefits					Other Retiree Benefits
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
	(In thousands)
Components of defined benefit net periodic benefit cost:
Service cost	$20,684	$3,967	$31,580	$33,719	$32,329	$3,550	$743	$6,486	$5,967	$6,311
Interest cost	71,850	13,557	132,110	139,525	142,133	5,053	938	9,923	11,457	12,712
Expected return on assets	(116,294)	(28,784)	(250,660)	(234,717)	(229,258)	—	—	—	—	—
Amortization of:
Prior service cost/(credit)	—	245	2,495	1,995	2,455	—	(677)	(6,178)	(6,127)	(5,155)
Net actuarial loss	—	10,460	75,897	83,800	77,687	—	222	1,803	1,095	1,604
Loss due to curtailment, settlement and special termination benefits	56,584	17,230	4,524	1,120	2,039	(1,017)	—	—	—	—
Net periodic benefit (income)/cost	32,824	16,675	(4,054)	25,442	27,385	7,586	1,226	12,034	12,392	15,472
Defined contribution plans	24,039	4,573	47,382	46,572	49,089	—	—	—	—	—
Total cost	$56,863	$21,248	$43,328	$72,014	$76,474	$7,586	$1,226	$12,034	$12,392	$15,472

The reductions in work force resulting from restructuring of the Company triggered curtailment and special termination benefit charges for certain defined benefit plans in the Successor period. The Company elected to accelerate vesting of benefits under certain supplemental retirement plans upon consummation of the Merger and such plans will be terminated within 364 days of the Merger. The expense associated with the accelerated vesting of $17.2 million was recognized in the Predecessor period ended June 7, 2013.
Accumulated Other Comprehensive Income:
Amounts recognized in accumulated other comprehensive loss, before tax, consist of the following:

	Successor	Predecessor			Successor	Predecessor
	Pension Benefits				Other Retiree Benefits
	December 29, 2013	June 7, 2013	April 28, 2013	April 29, 2012	December 29, 2013	June 7, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Net actuarial (gain)/loss	$(99,537)	$1,259,795	$1,349,614	$1,174,199	$(19,570)	$29,089	$35,349	$28,000
Prior service cost/(credit)	—	27,165	27,410	30,051	(20,603)	(6,619)	(7,296)	(13,474)
Net amount recognized	$(99,537)	$1,286,960	$1,377,024	$1,204,250	$(40,173)	$22,470	$28,053	$14,526
The change in other comprehensive loss related to pension benefit (gains) losses arising during the period was ($80.0 million), ($79.7 million), $255.7 million and $353.1 million for the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and fiscal years April 28, 2013 and April 29, 2012, respectively. The change in other comprehensive loss related to the reclassification of pension benefit losses to net income was $19.5 million, $10.7 million, $82.9 million and $87.3 million for the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and fiscal years April 28, 2013 and April 29, 2012, respectively.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The change in other comprehensive loss related to postretirement benefit (gains) losses arising during the period was ($41.2 million), ($6.0 million), $9.1 million and $18.0 million for the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and fiscal years April 28, 2013 and April 29, 2012, respectively. The change in other comprehensive loss related to the reclassification of postretirement benefit (losses) gains to net income was $(1.0) million, $0.4 million, $4.4 million and $5.0 million for the Successor period from February 8, 2013 to December 29, 2013, the Predecessor period from April 29, 2013 to June 7, 2013, and fiscal years April 28, 2013 and April 29, 2012, respectively.
Amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit cost/(credit) in the following fiscal year are as follows:

	Successor	Predecessor		Successor	Predecessor
	Pension Benefits			Other Retiree Benefits
	December 29, 2013	April 28, 2013	April 29, 2012	December 29, 2013	April 28, 2013	April 29, 2012
	(In thousands)
Net actuarial (gain)/loss	$(62)	$95,772	$77,238	$—	$2,030	$1,803
Prior service cost/(credit)	—	2,253	2,569	(6,306)	(6,180)	(6,174)
Net amount recognized	$(62)	$98,025	$79,807	$(6,306)	$(4,150)	$(4,371)
Assumptions:
The weighted-average rates used in determining the projected benefit obligations for defined benefit pension plans and the accumulated postretirement benefit obligation for other postretirement plans were as follows:

	Successor	Predecessor			Successor	Predecessor
	Pension Benefits				Other Retiree Benefits
	December 29, 2013	June 7, 2013	April 28, 2013	April 29, 2012	December 29, 2013	June 7, 2013	April 28, 2013	April 29, 2012
Discount rate	4.5%	4.1%	4.0%	4.8%	4.3%	3.7%	3.4%	4.1%
Compensation increase rate	3.7%	3.4%	3.5%	3.4%	—%	—%	—%	—%
The weighted-average rates used in determining the defined benefit plans’ net pension costs and net postretirement benefit costs were as follows:

	Successor	Predecessor				Successor	Predecessor
	Pension Benefits					Other Retiree Benefits
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012	April 27, 2011 FY 2011
Expected rate of return	6.2%	8.1%	8.1%	8.2%	8.2%	—%	—%	—%	—%	—%
Discount rate	4.1%	4.0%	4.0%	4.8%	5.6%	3.7%	3.4%	3.4%	4.1%	5.5%
Compensation increase rate	3.5%	3.5%	3.5%	3.4%	4.0%	—%	—%	—%	—%	—%
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
The weighted-average assumed annual composite rate of increase in the per capita cost of company-provided health care benefits begins at 6.0% for 2014, gradually decreases to 4.8% by 2021 and remains at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(In thousands)
Effect on total service and interest cost components	$863	$(763)
Effect on postretirement benefit obligations	$15,697	$(14,209)
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
The Company’s defined benefit pension plans’ weighted average actual and target asset allocation at December 29, 2013, April 28, 2013 and April 29, 2012 were as follows:

	Successor	Predecessor		Successor	Predecessor
	Plan Assets at			Target Allocation at
Asset Category	December 29, 2013	April 28, 2013	April 29, 2012	December 29, 2013	April 28, 2013	April 29, 2012
Equity securities	53%	62%	61%	58%	58%	59%
Debt securities	26%	29%	31%	33%	33%	32%
Real estate	8%	8%	7%	8%	8%	8%
Cash and cash equivalents	13%	1%	1%	1%	1%	1%
	100%	100%	100%	100%	100%	100%
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

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Successor
	December 29, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$624,154	$—	$—	$624,154
Equity Securities (mutual and pooled funds)	126,001	1,187,306	—	1,313,307
Fixed Income Securities	44,621	886,388	11,235	942,244
Other Investments	—	—	296,880	296,880
Cash and Cash Equivalents	77,761	400,342	—	478,103
Total	$872,537	$2,474,036	$308,115	$3,654,688

	Predecessor
	April 28, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$882,081	$—	$—	$882,081
Equity Securities (mutual and pooled funds)	182,723	1,057,111	—	1,239,834
Fixed Income Securities	49,577	919,383	11,336	980,296
Other Investments	—	—	256,781	256,781
Cash and Cash Equivalents	6,787	13,364	—	20,151
Total	$1,121,168	$1,989,858	$268,117	$3,379,143

	Predecessor
	April 29, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity Securities	$822,184	$—	$—	$822,184
Equity Securities (mutual and pooled funds)	147,865	943,745	—	1,091,610
Fixed Income Securities	76,032	894,978	10,486	981,496
Other Investments	—	—	216,234	216,234
Cash and Cash Equivalents	10,335	18,975	—	29,310
Total	$1,056,416	$1,857,698	$226,720	$3,140,834
Level 3 Gains and Losses:
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

	Successor
	Fair Value April 28, 2013	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value December 29, 2013
	(In thousands)
Fixed Income Securities	$11,336	$—	$—	$—	$—	$(101)	$11,235
Other Investments	256,781	8,211	—	(767)	741	31,914	296,880
Total	$268,117	$8,211	$—	$(767)	$741	$31,813	$308,115

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Predecessor
	Fair Value April 29, 2012	Acquisitions	Transfers Out	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 28, 2013
	(In thousands)
Fixed Income Securities	$10,486	$—	$—	$—	$—	$850	$11,336
Other Investments	216,234	58,701	(10,498)	(3,605)	(6,637)	2,586	256,781
Total	$226,720	$58,701	$(10,498)	$(3,605)	$(6,637)	$3,436	$268,117

	Predecessor
	Fair Value April 27, 2011	Acquisitions	Transfers In	Dispositions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Fair Value April 29, 2012
	(In thousands)
Fixed Income Securities	$9,649	$—	$—	$—	$—	$837	$10,486
Other Investments	131,095	96,938	10,138	(21,262)	753	(1,428)	216,234
Total	$140,744	$96,938	$10,138	$(21,262)	$753	$(591)	$226,720
Cash Flows:
The Company contributed $152.1 million and $6.8 million to the defined benefit plans in the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively, $28.3 million of which was discretionary. The Company funds its U.S. defined benefit plans in accordance with IRS regulations, while foreign defined benefit plans are funded in accordance with local laws and regulations in each respective country. Discretionary contributions to the pension funds may also be made by the Company from time to time. Defined benefit plan contributions for the next fiscal year are expected to be approximately $67 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year.
The Company paid $8.0 million and $1.4 million for benefits in the postretirement medical plans in the Successor period February 8, 2013 to December 29, 2013 and the Predecessor period April 29, 2013 to June 7, 2013, respectively. The Company makes payments on claims as they occur during the fiscal year. Payments for the next fiscal year are expected to be approximately $14.7 million.
Benefit payments expected in future years are as follows:

	Pension Benefits	Other Retiree Benefits
	(In thousands)
2014	$168,604	$14,674
2015	$166,798	$15,522
2016	$170,395	$16,334
2017	$173,630	$16,959
2018	$176,858	$17,244
Years 2019-2023	$923,753	$84,295

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

15.    Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 29, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

amounts of $2.5 billion, $9.0 billion and $8.3 billion, respectively. At April 28, 2013, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $873 million, $160 million and $316 million, respectively. At April 29, 2012, the Company had outstanding currency exchange, interest rate, and cross-currency interest rate derivative contracts with notional amounts of $1.91 billion, $160 million and $386 million, respectively. The fair value of derivative financial instruments was a net asset of $109.2 million, a net liability of $11.0 million and a net asset of $74.8 million at December 29, 2013, April 28, 2013 and April 29, 2012, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of December 29, 2013, April 28, 2013 and April 29, 2012:

	Successor			Predecessor
	December 29, 2013			April 28, 2013			April 29, 2012
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross- Currency Interest Rate Swap Contracts
	(In thousands)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$37,072	$—	$—	$23,240	$4,226	$—	$17,318	$6,851	$18,222
Other non-current assets	4,129	265,390	31,303	11,498	29,103	—	8,188	29,393	4,974
	41,201	265,390	31,303	34,738	33,329	—	25,506	36,244	23,196
Derivatives not designated as hedging instruments:
Other receivables, net	8,771	—	—	825	—	—	5,041	—	—
Other non-current assets	—	—	—	—	—	—	—	234	—
	8,771	—	—	825	—	—	5,041	234	—
Total assets(1)	$49,972	$265,390	$31,303	$35,563	$33,329	$—	$30,547	$36,478	$23,196
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$5,251	$—	$—	$1,508	$—	$34,805	$10,653	$—	$2,760
Other non-current liabilities	—	—	221,899	217	—	37,520	14	—	—
	5,251	—	221,899	1,725	—	72,325	10,667	—	2,760
Derivatives not designated as hedging instruments:
Other payables	—	—	—	4,860	—	—	1,952	—	—
Other non-current liabilities	10,286	—	—	—	960	—	—	—	—
	10,286	—	—	4,860	960	—	1,952	—	—
Total liabilities(1)	$15,537	$—	$221,899	$6,585	$960	$72,325	$12,619	$—	$2,760

(1) The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $237.4

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

million, $68.9 million and $15.4 million at December 29, 2013, April 28, 2013 and April 29, 2012. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as at December 29, 2013.
Refer to Note 13 for further information on how fair value is determined for the Company’s derivatives.
The following table presents the pre-tax effect of derivative instruments on the statement of income for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal year ended April 28, 2013:

	Successor			Predecessor
	February 8 - December 29, 2013			April 29 - June 7, 2013			April 28, 2013 FY2013
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$30,441	$147,455	$(190,597)	$2,603	$—	$(4,079)	$47,623	$—	$(77,080)
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$(1,020)	$—	$—	$990	$—	$—	$10,940	$—	$—
Cost of products sold	2,874	—	—	1,814	—	—	(4,584)	—	—
Selling, general and administrative expenses	(83)	—	—	—	—	—	(102)	—	—
Other income/(expense), net	2,387	—	—	(1,858)	—	(9,821)	13,924	—	(70,135)
Interest income/(expense)	35	—	—	61	(20)	(538)	29	(236)	(5,389)
	4,193	—	—	1,007	(20)	(10,359)	20,207	(236)	(75,524)
Fair value hedges:
Net losses recognized in other expense, net	—	(180)	—	—	(5,925)	—	—	(2,915)	70,135

Derivatives not designated as hedging instruments:
Unrealized gain on derivative instruments	—	117,934	—	—	—	—	—	—	—
Net losses recognized in other expense, net	(31,241)	—	—	(3,890)	—	—	(7,976)	—	—
Net losses recognized in interest income	—	—	—	—	—	—	—	(1,193)	—
	(31,241)	117,934	—	(3,890)	—	—	(7,976)	(1,193)	—
Total amount recognized in statement of income	$(27,048)	$117,754	$—	$(2,883)	$(5,945)	$(10,359)	$12,231	$(4,344)	$(5,389)

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the pre-tax effect of derivative instruments on the statement of income for the fiscal years ended April 29, 2012 and April 27, 2011:

	Fiscal Year Ended
	April 29, 2012			April 27, 2011
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Interest Rate Swap Contracts
	(In thousands)
Cash flow hedges:
Net gains/(losses) recognized in other comprehensive loss (effective portion)	$45,658	$(2,341)	$5,725	$3,626	$—	$16,649
Net gains/(losses) reclassified from other comprehensive loss into earnings (effective portion):
Sales	$8,033	$—	$—	$3,375	$—	$—
Cost of products sold	(19,880)	—	—	(23,372)	—	—
Selling, general and administrative expenses	(62)	—	—	(141)	—	—
Other income, net	33,401	—	8,901	35,744	—	24,644
Interest income/(expense)	199	(146)	(5,966)	226	—	(4,484)
	21,691	(146)	2,935	15,832	—	20,160
Fair value hedges:
Net losses recognized in other expense, net	—	(19,181)	—	—	(51,125)	—
Net losses recognized in interest expense, net	—	—	—	—	(351)	—
	—	(19,181)	—	—	(51,476)	—

Derivatives not designated as hedging instruments:
Net (losses)/gains recognized in other expense, net	(2,183)	—	—	3,351	—	—
Net gains recognized in interest income	—	234	—	—	—	—
	(2,183)	234	—	3,351	—	—
Total amount recognized in statement of income	$19,508	$(19,093)	$2,935	$19,183	$(51,476)	$20,160
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
The Company also entered into cross-currency interest rate swaps which were designated as cash flow hedges of the future payments of loan principal and interest associated with certain foreign denominated variable rate debt obligations. As a result of

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

the merger, these contracts were terminated in May 2013. As a result of exchange rate movement between the Japanese Yen and the U.S. Dollar throughout Fiscal 2013, net losses of $70.1 million on the cross-currency derivatives were reclassified from other comprehensive loss to other expense, net. This net loss on the derivative was offset by a currency gain on the principal balance of the underlying debt obligation.
Prior to the Merger date, Merger Subsidiary entered into interest rate swaps to mitigate exposure to variable rate debt that was raised to finance the acquisition. These agreements were not designated as hedging instruments prior to the acquisition date, and as such, we recognized the fair value of these instruments as an asset with income of $117.9 million in the Successor period. As a result of the Merger and the transactions entered into in connection therewith, we have assumed the liabilities and obligations of Merger Subsidiary. Upon consummation of the acquisition, these interest rate swaps with an aggregate notional amount of $9 billion met the criteria for hedge accounting and were designated as hedges of future interest payments.
Hedge accounting adjustments related to debt obligations totaled $122.5 million and $128.4 million as of April 28, 2013 and April 29, 2012, respectively. No adjustments were recorded as of December 29, 2013. See Note 10 for further information.
Deferred Hedging Gains and Losses:
As of December 29, 2013, the Company is hedging forecasted transactions for periods not exceeding 2 years. During the next 12 months, the Company expects $16.4 million of net deferred gains reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges as well as reclassifications to earnings due to hedged transactions no longer expected to occur, which is reported in current period earnings as other expense, net, was not significant for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and years ended April 28, 2013, April 29, 2012 and April 27, 2011.
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
In relation to the cross currency swaps:
•We pay 6.462% per annum on the pound sterling notional amount of $2.795 billion and receive 6.15% per annum on the USD notional amount of $4.5 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.
•We pay 5.696% per annum on the Euro notional amount of €2.210 billion and receive 6.15% per annum on the USD notional amount of $3.0 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.
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
The net amounts paid or received on a quarterly basis are recorded in Other income/(expense), net, in the consolidated statement of operations, and was a net expense of $5.1 million in the Successor period February 8, 2013 to December 29, 2013.
Other Activities:

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company maintained foreign currency forward contracts with a total notional amount of $1,010 million, $369.9 million and $445.5 million that did not meet the criteria for hedge accounting as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other expense, net. Net unrealized (losses)/gains related to outstanding contracts totaled $(1.3) million, $(4.0) million and $3.1 million as of December 29, 2013, April 28, 2013 and April 29, 2012, respectively. These contracts are scheduled to mature within one year.
Forward contracts that were put in place to help mitigate the unfavorable impact of translation associated with key foreign currencies resulted in gains/(losses) of $3.6 million, $8.8 million and $(16.9) million for the years ended April 28, 2013, April 29, 2012 and April 27, 2011, respectively. These contracts were terminated as part of the merger agreement in early May 2013 and as such no activity existed in the Predecessor or Successor periods.
The Company entered into a three-year total rate of return swap with an unaffiliated international financial institution during the third quarter of Fiscal 2012 with a notional amount of $119 million. This instrument was being used as an economic hedge to reduce the interest cost related to the Company's $119 million remarketable securities. The swap was being accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of interest income. As a result of the Merger, the remarketable securities were repaid and the associated total rate of return swap was terminated. During the fiscal year ended April 28, 2013, the Company recorded a $1.8 million reduction in interest income, representing changes in the fair value of the swap and interest on the arrangement. Net unrealized losses totaled $1.0 million as of April 28, 2013. In connection with this swap, the Company was required to maintain a restricted cash collateral balance of $34.1 million with the counterparty for the term of the swap which was reported in Other non-current assets on the consolidated balance sheets.
Concentration of Credit Risk:
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. During the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, Fiscal 2013, 2012 and 2011, one customer represented approximately 10% of the Company’s sales. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

16.    Other Comprehensive Income/(Loss)
The following table summarizes the allocation of total other comprehensive income/(loss) between H. J. Heinz Company and the noncontrolling interest:

	Successor			Predecessor
	February 8 - December 29, 2013			April 29 - June 7, 2013			April 28, 2013 FY 2013
	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Net (loss)/income	$(77,021)	$5,303	$(71,718)	$(195,571)	$2,874	$(192,697)	$1,012,903	$14,430	$1,027,333
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	140,242	(11,301)	128,941	(93,780)	(4,083)	(97,863)	(213,259)	(15,721)	(228,980)
Net deferred (losses) on net investment hedges from periodic revaluations	(117,694)	—	(117,694)	—	—	—	—	—	—
Net pension and post-retirement benefit (losses)/gains	102,464	(12)	102,452	—	—	—	(189,294)	(8)	(189,302)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	—	—	—	7,291	(25)	7,266	54,833	—	54,833
Net deferred (losses)/gains on other derivatives from periodic revaluations	110,686	510	111,196	(1,099)	40	(1,059)	(11,736)	(7)	(11,743)
Net deferred losses/(gains) on derivatives reclassified to earnings	(2,688)	(55)	(2,743)	6,551	1	6,552	29,646	(38)	29,608
Total comprehensive income/(loss)	$155,989	$(5,555)	$150,434	$(276,608)	$(1,193)	$(277,801)	$683,093	$(1,344)	$681,749

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The tax (expense)/benefit associated with each component of other comprehensive income/(loss) are as follows:

	Fiscal Year Ending
	H. J. Heinz Company	Noncontrolling Interest	Total
	(In thousands)
Predecessor
April 27, 2011
Foreign currency translation adjustments	$(1,158)	$—	$(1,158)
Net pension and post-retirement benefit losses	$(25,670)	$14	$(25,656)
Reclassification of net pension and post-retirement benefit losses to net income	$25,276	$—	$25,276
Net change in fair value of cash flow hedges	$(10,348)	$132	$(10,216)
Net hedging gains/losses reclassified into earnings	$(15,149)	$191	$(14,958)
April 29, 2012
Foreign currency translation adjustments	$180	$—	$180
Net pension and post-retirement benefit losses	$112,665	$9	$112,674
Reclassification of net pension and post-retirement benefit losses to net income	$25,070	$—	$25,070
Net change in fair value of cash flow hedges	$(17,770)	$9	$(17,761)
Net hedging gains/losses reclassified into earnings	$(10,756)	$92	$(10,664)
April 28, 2013
Foreign currency translation adjustments	$(115)	$—	$(115)
Net pension and post-retirement benefit losses	$(75,526)	$—	$(75,526)
Reclassification of net pension and post-retirement benefit losses to net income	$23,694	$—	$23,694
Net change in fair value of cash flow hedges	$17,712	$2	$17,714
Net hedging gains/losses reclassified into earnings	$25,954	$(13)	$25,941
April 29 - June 7, 2013
Foreign currency translation adjustments	$(116)	$—	$(116)
Reclassification of net pension and post-retirement benefit losses to net income	$2,958	$—	$2,958
Net change in fair value of cash flow hedges	$377	$(13)	$364
Net hedging gains/losses reclassified into earnings	$2,882	$1	$2,883
Successor
February 8 - December 29, 2013
Foreign currency translation adjustments	$(422)	$—	$(422)
Net change in fair value of net investment hedges	$72,903	$—	$72,903
Net pension and post-retirement benefit gains	$(39,682)	$—	$(39,682)
Net change in fair value of cash flow hedges	$(67,210)	$(166)	$(67,376)
Net hedging gains/losses reclassified into earnings	$1,505	$18	$1,523

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to H.J. Heinz Company:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In thousands)
Predecessor
Balance as of April 27, 2011	$337,073	$(626,938)	$(9,699)	(299,564)
Other comprehensive (loss)/income before reclassifications	(360,227)	(258,067)	30,405	(587,889)
Amounts reclassified from accumulated other comprehensive loss	—	56,813	(14,088)	42,725
Net current-period other comprehensive loss	(360,227)	(201,254)	16,317	(545,164)
Balance as of April 29, 2012	$(23,154)	$(828,192)	$6,618	$(844,728)
Other comprehensive (loss)/income before reclassifications	(213,258)	(189,294)	(11,736)	(414,288)
Amounts reclassified from accumulated other comprehensive loss	—	54,833	29,645	84,478
Net current-period other comprehensive loss	(213,258)	(134,461)	17,909	(329,810)
Balance as of April 28, 2013	$(236,412)	$(962,653)	$24,527	$(1,174,538)
Other comprehensive (loss)/income before reclassifications	(93,780)	—	(1,099)	(94,879)
Amounts reclassified from accumulated other comprehensive loss	—	7,291	6,551	13,842
Net current-period other comprehensive loss	(93,780)	7,291	5,452	(81,037)
Balance as of June 7, 2013	$(330,192)	$(955,362)	$29,979	$(1,255,575)

Successor
Balance as of February 8, 2013	$—	$—	$—	—
Other comprehensive (loss)/income before reclassifications	140,242	102,464	110,686	353,392
Net change in fair value of net investment hedges	(117,694)	—	—	(117,694)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,688)	(2,688)
Net current-period other comprehensive loss	22,548	102,464	107,998	233,010
Balance as of December 29, 2013	$22,548	$102,464	$107,998	$233,010

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to H.J. Heinz Company:

Accumulated other comprehensive income/(loss) component	Reclassified from accumulated other comprehensive income/(loss) to earnings	Reclassified from accumulated other comprehensive income/(loss) to earnings	Line affected by reclassification
(In thousands)
	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013
Gains/(losses) on cash flow hedges:
Foreign exchange contracts	$(1,020)	$990	Sales
Foreign exchange contracts	2,874	1,814	Cost of products sold
Foreign exchange contracts	2,387	(1,859)	Other income/(expense)
Foreign exchange contracts	(83)	—	Selling, general, and administrative expenses
Foreign exchange contracts	—	61	Interest expense
Interest rate contracts	35	(20)	Interest expense
Cross-currency interest rate swap contracts	—	(538)	Other expense
Cross-currency interest rate swap contracts	—	(9,821)	Interest expense
	4,193	(9,373)	Gain/(loss) from continuing operations before income tax
	(1,505)	2,822	Provision for income taxes
	$2,688	$(6,551)	Gain/(loss) from continuing operations

Gains/(losses) on pension and post retirement benefit:
Actuarial gains/(losses)	$—	$(10,681)	(a)
Prior service credit/(cost)	—	432	(a)
	—	(10,249)	Loss from continuing operations before income tax
	—	2,958	Provision for income taxes
	$—	$(7,291)	Loss from continuing operations
______________________________________
(a) As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 14 for further details.

17.    Segment Information
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
The Company’s management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Inter-segment revenues, items below the operating income line of the consolidated statements of income, the transition period and 2012 restructuring and productivity initiatives (see Note 7), Merger related costs (see Note 4), a charge for the closure of a factory in South Africa and a charge for the settlement of the Foodstar earn-out (see Note 13), and costs associated with the Fiscal 2012 corporation-wide productivity initiatives (see Note 7) are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table presents information about the Company’s reportable segments:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	(In thousands)
	Net External Sales
North American Consumer Products	$1,669,924	$307,972	$3,195,099	$3,241,533	$3,265,857
Europe	1,829,607	284,657	3,314,523	3,441,282	3,236,800
Asia/Pacific	1,328,488	272,116	2,533,334	2,500,411	2,247,193
U.S. Foodservice	772,598	135,688	1,370,779	1,345,768	1,339,100
Rest of World	638,945	112,439	1,115,151	978,578	469,686
Consolidated Totals	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636
	Operating Income (Loss)
North American Consumer Products(a)	$269,642	$65,459	$790,939	$812,056	$832,719
Europe(a)	195,235	32,918	593,044	608,829	581,148
Asia/Pacific(a)	11,833	37,616	265,879	234,671	253,524
U.S. Foodservice(a)	84,273	15,531	186,155	169,843	183,425
Rest of World(a)	74,238	10,559	112,660	105,080	53,371
Other:
Non-Operating(b)	(74,827)	(16,070)	(226,588)	(222,754)	(216,549)
Fiscal 2013 special items(c)	—	—	(15,624)	—	—
Restructuring and productivity initiatives(d)	(410,430)	(6,042)	—	(205,418)	—
Merger related costs(e)	(157,938)	(112,188)	(44,814)	—	—
Consolidated Totals	$(7,974)	$27,783	$1,661,651	$1,502,307	$1,687,638
	Depreciation and Amortization Expenses
Total North America	$153,402	$16,162	$126,859	$131,023	$121,480
Europe	62,044	9,976	98,806	98,384	91,222
Asia/Pacific	41,009	7,311	62,233	59,796	49,802
Rest of World	11,256	2,520	22,836	19,290	6,324
Non-Operating(b)	41,342	5,054	35,898	28,428	23,971
Consolidated Totals	$309,053	$41,023	$346,632	$336,921	$292,799

	Successor	Predecessor
	December 29, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012
	Identifiable Assets
	(In thousands)
Total North America	$14,486,939	$3,289,900	$3,394,387
Europe	11,673,072	5,129,880	4,158,349
Asia/Pacific	4,039,589	2,670,376	2,544,332
Rest of World	1,336,733	1,123,407	1,145,696
Non-Operating(g)	7,436,015	725,444	740,529
Consolidated Totals	$38,972,348	$12,939,007	$11,983,293

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	Capital Expenditures(f)
	(In thousands)
Total North America	$47,060	$10,050	$107,207	$103,958	$101,001
Europe	45,121	4,537	96,112	113,420	97,964
Asia/Pacific	47,209	3,389	91,361	99,912	71,419
Rest of World	15,720	2,960	48,747	38,539	12,829
Non-Operating(b)	46,905	99,218	55,671	62,905	52,433
Consolidated Totals	$202,015	$120,154	$399,098	$418,734	$335,646

(a)
The negative impact of the inventory step-up adjustment recorded in purchase accounting to operating income in the Successor period was $139.8 million for North American Consumer Products, $110.3 million for Europe, $89.6 million for Asia/Pacific, $33.8 million for U.S. Foodservice and $9.8 million for Rest of World.

(b)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to operating segments.

(c)
During the fourth quarter of Fiscal 2013, the Company closed a factory in South Africa resulting in a $3.5 million in costs of products sold primarily related to asset write-downs. During the third quarter of Fiscal 2013, the Company renegotiated the terms of the Foodstar Holdings Pte earn-out that was due in 2014 resulting in a $12.1 million charge in SG&A. See Note 13 for further explanation.

(d)	See Note 7 for further details on restructuring and productivity initiatives.

(e)	See Note 4 for further details on Merger related costs

(f)	Excludes property, plant and equipment obtained through acquisitions.

(g)	Includes identifiable assets not directly attributable to operating segments.

The Company’s revenues are generated via the sale of products in the following categories:

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	Net External Sales
	(In thousands)
Ketchup and Sauces	$3,081,347	$533,932	$5,375,788	$5,232,607	$4,607,326
Meals and Snacks	2,185,831	359,412	4,240,808	4,337,995	4,134,836
Infant/Nutrition	624,359	118,528	1,189,015	1,232,248	1,175,438
Other	348,025	101,000	723,275	704,722	641,036
Total	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company has significant sales and long-lived assets in the following geographic areas. Sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, goodwill, trademarks and other intangibles, net of related depreciation and amortization.

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	April 28, 2013	April 29, 2012	April 27, 2011
	(29 Weeks)	(6 Weeks)	(52 Weeks)	(52 1/2 Weeks)	(52 Weeks)
	Net External Sales
	(In thousands)
United States	$2,072,049	$371,253	$3,857,247	$3,885,057	$3,916,988
United Kingdom	859,512	130,741	1,597,755	1,611,177	1,506,607
Other	3,308,001	610,878	6,073,884	6,011,338	5,135,041
Total	$6,239,562	$1,112,872	$11,528,886	$11,507,572	$10,558,636

	Successor	Predecessor
	December 29, 2013	April 28, 2013 FY 2013	April 29, 2012 FY 2012
	Long-Lived Assets
	(In thousands)
United States	$16,280,596	$2,383,136	$2,419,518
United Kingdom	6,999,989	1,133,086	1,207,918
Other	8,942,514	3,437,299	3,540,923
Total	$32,223,099	$6,953,521	$7,168,359

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
Lease Commitments:
Operating lease rentals for warehouse, production and office facilities and equipment amounted to approximately $122.6 million in the Successor period February 8, 2013 to December 29, 2013, $15.4 million in the Predecessor period April 29, 2013 to June 7, 2013, $145.4 million in 2013, $155.2 million in 2012 and $112.4 million in 2011. Future lease payments for non-cancellable operating leases as of December 29, 2013 totaled $502.6 million (2014 - $137.8 million, 2015 - $60.5 million, 2016 - $53.4 million, 2017 - $47.7 million, 2018 - $44.2 million and thereafter - $159.0 million).
As of April 28, 2013, the Company was a party to two operating leases for buildings and equipment, one of which also includes land, under which the Company has guaranteed supplemental payment obligations of approximately $150 million at the termination of these leases. On June 3, 2013, the Company paid $88.7 million to buy-out one of these leases and recorded them within Property, plant and equipment on the balance sheet as of that date. No significant credit guarantees existed between the Company and third parties as of December 29, 2013.
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

19.    Advertising Costs
Advertising expenses (including production and communication costs) for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013, 2012 and 2011 were $282.3 million, $41.7 million, $465.0 million, $440.5 million and $368.6 million, respectively. For the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and fiscal years 2013, 2012 and 2011, $86.8 million, $19.4 million, $151.1 million, $151.5 million and $119.0 million, respectively, were recorded as a reduction of revenue and $195.5 million, $22.3 million, $313.8 million, $289.1 million and $249.6 million, respectively, were recorded as a component of SG&A.

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

On March 18, 2013, the Venezuelan government announced the creation of a new foreign exchange mechanism called the Complimentary System of Foreign Currency Acquirement (or SICAD, which stands for Sistema Complimentario de Administración de Divisas). It operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollar to be used for specified import transactions. In December 2013, the regulation that created the SICAD mechanism was amended to require the Central Bank of Venezuela to include on its website the weekly average exchange rate implied by transactions settled via the SICAD auction mechanism. For the weeks of December 23 and December 30, 2013, the SICAD rate posted on the website of the Central Bank of Venezuela was 11.3 BsF/US$. The Company settles its foreign currency denominated payables through the Venezuelan currency exchange board, known as CADIVI. In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (CENCOEX) to replace CADIVI. In addition, the government changed SICAD to include certain types of transactions, including dividends and royalties. The Company has never participated in the SICAD mechanism and has no plans to do so. As a result, the official exchange rate will continue to be used to remeasure the financial statements into U. S. dollars.
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
The amount of net monetary assets and liabilities included in our subsidiary's balance sheet was $109.2 million at December 29, 2013.

21.     Change in Fiscal Year End

The Company changed its fiscal year end from the Sunday closest to April 30 to the Sunday closest December 31, effective December 29, 2013. The consolidated statement of operations are provided below for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the eight months ended December 23, 2012. The financial information provided for the eight months ended December 23, 2012 is unaudited since it represented an interim period

H. J. Heinz Company and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

of fiscal year 2013. The unaudited financial information for the eight-month period ended December 23, 2012 (based on the Company's former fiscal month end), include all normal recurring adjustments necessary for a fair statement of the results for that period.

H. J. Heinz Company and Subsidiaries
Condensed Consolidated Statements of Operations

	Successor	Predecessor
	February 8 - December 29, 2013	April 29 - June 7, 2013	December 23, 2012 FY2013
	(29 Weeks)	(6 Weeks)	(34 Weeks)
			(Unaudited)
	(In thousands)
Sales	$6,239,562	$1,112,872	$7,438,060
Gross profit	$1,651,771	$383,335	$2,692,003
(Benefit from)/provision for income taxes	$(231,623)	$61,097	$142,528
(Loss)/income from continuing operations	$(66,082)	$(191,424)	$769,272
Loss from discontinued operations, net of tax	$(5,636)	$(1,273)	$(36,322)
Net (loss)/income attributable to H. J. Heinz Company	$(77,021)	$(195,571)	$722,331

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There is nothing to be reported under this item.

Item 9A.	Controls and Procedures.
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
(c) Changes in Internal Control over Financial Reporting
During the transition period, the Company continued its implementation of SAP software across operations in the countries of the U.K., Ireland and Poland. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	First Year Elected A Director

Gregory Abel	52	2013
Alexandre Behring	47	2013
Tracy Britt Cool	29	2013
Warren E. Buffett	83	2013
Jorge Paulo Lemann	74	2013
Marcel Herrmann Telles	64	2013
Gregory Abel
Age: 52
Chairman, Director, Chief Executive Officer and President, MidAmerican Energy Holdings Company (“MidAmerican”), an electric and natural gas service provider with more than 8.4 million customers worldwide; Chairman, Director, and Chief Executive Officer, PacifiCorp, an affiliate of MidAmerican; Chairman and Director, Nothern Powergrid Holdings Company, an affiliate of MidAmerican; Director, Kern River Gas Transmission Company, Northern Natural Gas Company, NV Energy, Inc. and HomeServices of America, Inc., the second-largest residential real estate brokerage firm in the United States, all affiliates of MidAmerican

Mr. Abel serves on the board and executive committee of the Edison Electric Institute and the Greater Des Moines Partnership. He also serves on the H.J. Heinz Company board of directors, the Nuclear Electric Insurance Limited board of directors; the Kum & Go, L.C. board of directors; the executive board of the Mid-Iowa Council Boy Scouts of America; the American Football Coaches Foundation board of directors and is a past member of the Drake University board of trustees. Mr. Abel has experience as chief executive officer and director of multiple energy companies. Due to his service as a director in a highly-regulated industry and his management experience, he provides the Board of Directors with strong operational skills.

Alexandre Behring
Age: 47
Managing Partner 3G Capital (2004 - present); Director and Chairman, Burger King Worldwide Holdings, Inc. (October 2010-present)
Mr. Behring has served on our Board of Directors since June 2013. Mr. Behring is a co-founder of 3G Capital and has been its managing partner since 2004. Previously, Mr. Behring spent 10 years at GP Investments, Latin America’s largest private-equity firm, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as CEO of America Latina Logistica (“ALL”), Latin America’s largest railroad and logistics company. He served as a director of ALL until December 2011. Mr. Behring also serves as an alternate director of Lojas Americanas S.A., a retail chain operator based in Brazil. From July 2008 to May 2011, Mr. Behring served as a director of CSX Corporation, a U.S. rail-based transportation company. Mr. Behring is also currently a director of Burger King Worldwide, Inc., an affiliate of 3G Capital.

Mr. Behring was selected to be a member of the Board of Directors because of his extensive leadership experience in developing and operating both public and private companies. Mr. Behring’s particular qualifications and operational, financial and strategic skills strengthen the Board of Directors’ collective knowledge and capabilities.

Tracy Britt Cool
Age: 29
Chairman, Benjamin Moore, a leading manufacturer and retailer of paints and architectural coatings (June 2012-present); Chairman, Larson-Juhl, a manufacturer and distributor of wood and metal framing products (January 2012-present); Chairman, Oriental Trading, a direct merchant of party suppliers, arts and crafts, toys and novelties (November 2012-present); Chairman, Johns Manville, a manufacturer of commercial and industrial roofing systems, fire-protection systems, thermal and acoustical insulation, glass textile wall coverings and flooring (November 2012-present)

Ms. Cool received her B.A. from Harvard University in 2007 and her M.B.A. from Harvard Business School in 2009. Ms. Cool was hired by Berkshire Hathaway in December 2009 as Financial Assistant to the Berkshire Hathaway Chairman. Ms. Cool is also a co-founder of Smart Woman Securities, a nonprofit organization with the goal of educating women about managing their finances.

Ms. Cool has experience as chairman of several Berkshire Hathaway subsidiaries, as well as insight into financial, investment and other complex subjects as a result of her experience as Financial Assistant to the Chairman of Berkshire Hathaway.

Warren Buffett
Age: 83
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

Jorge Paulo Lemann
Age: 74
Founding Partner, 3G Capital (2004 - present); Director, Anheuser-Busch InBev (2004-present)

Mr. Lemann founded and was senior partner of Banco de Investimentos Garantia S.A. in Brazil from 1971 through June 1998. Until early 2005, Mr. Lemann was Director of The Gillette Company, Swiss Re and of Lojas Americanas. He was also Chairman of the Latin American Advisory Committee of the New York Stock Exchange. Mr. Lemann is co-founder and Board of Directors member of Fundação Estudar, a non-profit organization that provides scholarships for Brazilians and Endeavor, an international non-profit organization that supports entrepreneurs in emerging markets. Mr. Lemann is a member of JP Morgan International Council since 2012.

Mr. Lemann has experience as a director of a consumer products company and has a strong international experience in the beverage industry. He also has broad knowledge of strategy, investing and business development.

Marcel Herrmann Telles
Age: 64
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

See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Related Person Transactions” below for a discussion of certain arrangements and understandings regarding the nomination and selection of certain of our directors.
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

EXECUTIVE OFFICERS

The names and ages of our current executive officers, along with their positions and qualifications, are set forth below.

Name	Age	Position

Bernardo Hees	44	Chief Executive Officer
Paulo Basilio	39	Chief Financial Officer
Matt Hill	43	Zone President of Heinz Europe
Eduardo Luz	41	Zone President of Heinz North America
Eduardo Pelleissone	40	Executive Vice President of Operations
Hein Schumacher	42	Zone President of Heinz Asia Pacific
Bernardo Hees is the Chief Executive Officer of the Company. Previously, Mr. Hees served as Chief Executive Officer Burger King Worldwide Holdings, Inc. from 2010 to June 2013 and Burger King Worldwide, Inc. from June 2012 to June 2013 and as Chief Executive Officer of ALL from January 2005 to September 2010.  Mr. Hees has also been a Partner at 3G Capital since July 2010. Mr. Hees has experience as Chief Executive Officer of Burger King and for a large railroad and logistics company based in Brazil. He has knowledge of strategy and business development, finance, marketing and consumer insight, risk assessment, leadership development and succession planning.  Mr. Hees earned a degree in Economics from the Pontifícia Universidade Católica (Brazil) and an MBA from the University of Warwick (United Kingdom). Mr. Hees joined Heinz in June 2013.
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
Matt Hill is the Zone President of Heinz Europe since June of 2013. Prior to his appointment, Mr. Hill was President of Heinz UK & Ireland, the second largest business for the Company globally. Mr. Hill joined Heinz in 2010 as Chief Marketing Officer for the UK & Ireland and was promoted after four months to Chief Commercial Officer managing Sales and Marketing, and responsible for delivery of the Annual Plan. He was promoted to President UK & Ireland in April 2012. Prior to joining the Company, Mr. Hill spent 17 years at Unilever in a variety of UK, European and Global marketing roles including 7 years at a Vice President level. Mr. Hill has 20 years’ experience in the consumer packaged goods food industry. He brings experience of chilled, ambient and frozen product categories, of retail and foodservice channels, and of developed and emerging markets. Mr. Hill is an Economics graduate from the University of Warwick (United Kingdom). He is based in the United Kingdom and travels extensively throughout Europe.
Eduardo Luz is the Zone President for Heinz North America since January of 2014. Mr. Luz spent his whole career in the consumer packaged goods industry, occupying general management, sales and marketing positions in companies such as AB-InBev and Unilever. Prior to joining Heinz, Mr. Luz was CEO of a privately-owned Brazilian consumer packaged goods company, Flora, from 2011-2013. He has experience in diverse CPG categories such as Beverages, Personal Care, Home Care and Foods, and has worked on international assignments in four different continents. In his current role at Heinz, Mr. Luz has profit and loss and sales and marketing responsibilities for North America, encompassing both the Consumer Products and Food Service business segments for the United States and Canada. Mr. Luz holds a Master's degree in Business Administration from The Wharton School, with concentrations in Marketing and Operations.
Eduardo Pelleissone is the Executive Vice President of Operations. Prior to joining the Company, Mr. Pelleissone was Chief Executive Officer of ALL.  Previously, Mr. Pelleissone held the roles of Chief Operating Officer, Managing Director and General Manager of Agricultural Products at ALL.  Before joining ALL, Mr. Pelleissone held several positions at Glencore Importadora e Exportadora SA. Mr. Pelleissone also serves as a Chairman of Brado Logistics S/A, Vetria Mining S/A, and Ritmo Logistics S/A, all subsidiaries of ALL.  In addition, Mr. Pelleissone is a director of the Federation of Industries of the State of Sao Paulo,

Brazil, the largest professional association of Brazilian industry, and is a director of the National Association of Rail Transport, a Brazilian civil nonprofit entity that promotes the development and improvement of rail transport in Brazil.  In his role as Vice President of Operations, Mr. Pelleissone has responsibility for supply chain, procurement and operations. Mr. Pelleissone has a Master in Business Administration in Logistics, Operations and Services from COPPEAD in Brazil. Mr. Pelleissone joined Heinz in July, 2013.
Hein Schumacher is the Zone President of Heinz Asia Pacific since June of 2013. Prior to being appointed Zone President of Heinz Asia Pacific, Mr. Schumacher had been President of Heinz Greater China since 2011and previously held the positions of Vice President Finance Heinz Europe, Vice President and Chief Strategy Officer for the Company and Vice President and Chief Financial Officer of Heinz Continental Europe. Mr. Schumacher worked with Royal Ahold NV and Unilever NV prior to the Company in various roles and countries. He graduated in Banking and Finance from the Amsterdam Academy for Banking and Finance and also holds a Master's degree in politics and international affairs from the University of Amsterdam, The Netherlands. Mr. Schumacher joined Heinz in 2003.
On June 7, 2013, the Company’s former Chief Executive Officer, William R. Johnson, and former Chief Financial Officer, Arthur Winkleblack resigned from their positions as executive officers of the Company. Since June 7, 2013, the Company has also announced the departures of the following executive officers: Ted Bobby, Executive Vice President, General Counsel and Corporate Secretary; Dave Ciesinski, Vice President of Transition; Steve Clark, Senior Vice President, Chief People Officer; Ed McMenamin, Senior Vice President, Finance; David Moran, Executive Vice President, President & CEO of Heinz North America & Global Infant Nutrition; Meg Nollen, Senior Vice President of Strategy & Investor Relations; Bob Ostryniec, Senior Vice President, Chief Supply Chain Officer & Global ERM; Chris Warmoth, Executive Vice President, Heinz Asia Pacific; Dave Woodward, Executive Vice President, President & CEO of Heinz Europe; Roel van Neerbos, President, Heinz Continental Europe; Diane Owen, Senior Vice President, Corporate Audit; Garry Price, Senior Vice President of Global Strategy and Audit; Kristen Clark, Chief People Officer; Fernando Pocaterra, Zone President of Latin America; John Mastalerz, Principal Accounting Officer and Brendan Foley, Zone President of Heinz North America.

CORPORATE GOVERNANCE
Election of Members to the Board of Directors
The Sponsors are party to a shareholders’ agreement with Parent, pursuant to which the members of the Board of Directors of the Company are nominated and elected. For so long as each Sponsor owns at least 66% of the common stock of Parent originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Parent and each of its subsidiaries (including the Company). Following the closing of the Merger, all of the current members of the Board of Directors of the Company were so elected, in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, and the Company’s Amended and Restated Bylaws.
Board Committees
In light of the Company’s status as a privately held company and the absence of a public listing or trading market for its common stock, the Company’s Board of Directors has not established any committees of the Board of Directors and the entire Board of Directors shall act collectively in lieu of any such committees.
Code of Ethics
Heinz has adopted a Global Code of Conduct applicable to all directors, officers and employees of the Company, including our chief executive officer, chief financial officer and principal accounting officer. The Global Code of Conduct is posted on our website at www.heinz.com. We intend to disclose on our website any amendments to or waivers of this Global Code of Conduct.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports with the SEC. To the Company's knowledge, during the period of May 1, 2013 through June 7, 2013, when the Merger closed, all required filings were made on a timely basis, based on our review of the reports and written representations provided to the Company. In light of our status as a privately held company since June 7, 2013, Section 16 reporting is no longer required.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

INTRODUCTION

The Merger was consummated on June 7, 2013, after the completion of the Company’s 2013 fiscal year, which ended on April 28, 2013. On October 15, 2013, the Board of Directors approved the change of the Company’s fiscal year end from the Sunday closest to April 30, to the Sunday closest to December 31. As a result, the Company’s revised 2013 fiscal year (“2013T”) reflects an 8-month period, from April 29, 2013 to December 29, 2013.

This Compensation Discussion and Analysis (“CD&A”) provides the disclosure required by Item 402(t) of Regulation S-K for 2013T and outlines compensation earned during 2013T by our named executive officers (the “NEOs”) along with the former executive officers who would have been one of the Company’s NEOs had they still been serving as an executive officer at the end of the fiscal year. This CD&A includes the payments that were made to our former executive officers in connection with the Merger, which were described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

For 2013T (April 29, 2013 to December 29, 2013), the Company’s “NEOs”, were the following five executives:

Bernardo Hees, Chief Executive Officer (or “CEO”);

Paulo Basilio, Chief Financial Officer (or “CFO”);

Kristen Clark, SVP, Chief People Officer;

Fernando Pocaterra, Zone President, Latin America; and

Brendan Foley, Zone President, North America.

Also included are four former executive officers who would have been one of the Company’s NEOs had they still been serving as an executive officer at the end of the fiscal year:

William R. Johnson, former Chairman, President & CEO;

Arthur B. Winkleblack, former EVP & CFO;

David C. Moran, former EVP & President & CEO of Heinz North America & Global Infant Nutrition; and

Theodore N. Bobby, former EVP & General Counsel.

For purposes of this CD&A the “Committee” refers to the Management Development & Compensation Committee of the Board of Directors of the Company before the Merger and the decisions made by such Committee. Following the Merger, the Board of Directors of the Company did not designate a compensation committee and until it does so, the full Board of Directors of the Company will be responsible for all compensation committee functions.

Key Elements of our NEO Compensation Program - 2013T
Compensation Philosophy
Our compensation philosophy is based on pay-for-performance. This philosophy incorporates the Company’s achievement of specific goals as well as achievement by employees of individual performance goals, or “Management by Objectives” (“MBOs”). Our compensation programs are designed to support our business initiatives by:

Rewarding superior financial and operational performance;

Placing a significant portion of compensation at risk if performance goals are not achieved;

Aligning the interests of the NEOs with those of our owners; and

Enabling us to attract, retain and motivate top talent.
In making determinations about compensation, the Board of Directors places great emphasis on the following factors specific to the relevant individual and his or her role:

An individual’s performance and long-term potential; and

The nature and scope of the individual’s responsibilities and his or her effectiveness in supporting our long-term goals.
Elements of Compensation and Benefit Programs
To achieve our goals, the Board of Directors utilizes the following components of compensation: (1) base salaries, (2) an Annual Incentive Plan, (3) discretionary stock option grants that may be awarded from time to time (4) benefits and, (5) limited perquisites.

COMPENSATION OBJECTIVES AND PRINCIPLES - 2013T

The 2013T NEO compensation programs were designed to reward superior financial performance and achieve the following objectives, which were previously established by the Committee and the Board of Directors:

Link the pay opportunity for each NEO to the performance of the Company, through the achievement of the financial and strategic objectives established by the Board of Directors;

Align the interests of NEOs to our owners by paying a significant portion of compensation (annual bonus plus stock options) as performance-based compensation;

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

The key principles that have guided the Company's decision-making process on executive compensation matters include:

Applying a broader and more flexible orientation, generally a range around the median of comparator company compensation, which provided the ability to:

o	Establish pay levels commensurate with each NEO's individual performance;

o	Manage salaries and total compensation opportunity based on changing business conditions; and

o	Differentiate compensation based on a number of factors, including performance.

EXECUTIVE PAY GUIDELINES - 2013T

The Company’s Executive Pay Guidelines continued into the beginning of 2013T and were later updated for the new CEO and CFO. The Long Term Incentive Program (“LTIP”) Awards include the value that would have been granted under historic practice as restricted stock units and stock options. Long Term Performance Program Award guidelines are also shown below, as applicable. The 2013T Executive Pay Guidelines, which are expressed as a percentage of base salary and reflect target award opportunities, are shown below.

Current Executives	Annual Incentive	LTIP Awards	Stock Options	LTPP Awards
CEO	200%	0	Discretionary	0
CFO	150%	0	Discretionary	0
Other NEOs	70%	50% or 55%	Discretionary	40% or 75%

Former Executives	Annual Incentive	LTIP Awards	Stock Options	LTPP Awards
Chairman, President & CEO	220%	320%	0	275%
Executive Vice Presidents	100%	165%	0	85%

CASH COMPENSATION - 2013T

Base Salaries

Base salaries are paid in accordance with standard market practice and are the foundation for all of the NEO compensation programs as the target amounts of incentives are linked to salary, as set forth in the Executive Pay Guidelines. As salary changes, the target Annual Incentive Plan (the “AIP”) typically changes proportionately. Salaries of the NEOs have typically been reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Salary increases, if any, were based on an evaluation of the individual's most recent performance rating and difficulty of replacement. For 2013T, an increase in base salary was approved for Kristen Clark, Fernando Pocaterra and Brendan Foley as they moved into new senior leadership roles after the close of the acquisition. The MD&CC approved no salary increases for the former executive officers.

Annual Cash Incentive Awards

NEOs have been eligible to earn annual cash awards under the AIP (see the chart under “Management Development and Compensation Committee Decisions - Performance Measurements - Financial Metrics”). The AIP was intended to reward NEOs for achieving targeted levels of performance. The upside and downside variation around the target award opportunity facilitated the objective of varying annual cash compensation to reflect our operating performance and the contribution of each NEO. The 2013T target awards and payments are described below in the narrative following the Summary Compensation Table under the heading “Annual Incentive Plan-Material Factors.”

LONG-TERM INCENTIVE COMPENSATION - 2013T

Overview

Our Long-Term Incentive (“LTI”) Compensation Program consisted of cash-based awards with an equal value as to the previously awarded performance-based RSUs, stock options and LTPP awards pursuant to historic practice. These cash-based awards were granted on May 8, 2013 and, as per the Merger Agreement, were paid after the close of the acquisition based on a prorated number of full and partial months between the grant date and June 7, 2013.

Long Term Incentive Program

In 2013T, the Committee approved cash awards to reflect the value of previously awarded performance-based RSUs and stock options. Target awards were based on the established Executive Pay Guidelines. In making this grant, the Committee determined the value of the award to be granted to participants and the vesting and forfeiture provisions. The vesting date of the grant awarded in May 2013 was the earlier of the close of the acquisition or the third anniversary of the grant. The award would be forfeited for any termination prior to the vesting date. The Company’s LTIP is described below under “Long Term Incentive Program-Material Factors.”

Long-Term Performance Program

In 2013T, the Company did grant the LTPP award however without the performance-based metrics of total shareholder return and after-tax return on invested capital. The LTPP awards provided for similar target values with cash payments based on the portion of the 24-month period completed from grant date until close of the acquisition on June 7, 2013. The target LTPP awards for NEOs were based on the established Executive Pay Guidelines. The Company’s two LTPPs are described below under “Long Term Performance Programs-Material Factors.”

 Stock Options - New Program

In 2013T, the Board of Directors approved the number of non-qualified stock options of the H.J. Heinz Holding Company to grant to each NEO. The stock option awards for NEOs are discretionary. All options were granted at an exercise price equal to the value of the Company’s Common Stock on the date of grant. Accordingly, the stock options would have value only if the market price of the Company’s stock increases after the grant date. The stock options vest 100% on July 1, 2018 for active employment and a pro-rata vesting schedule dependent on the termination reason. The Company’s Stock Option Program is described below under “Stock Options-Material Factors.”

Cash Equivalent RSU Replacement

During 2013T, Senior Management established a cash-based RSU replacement award for those who were previously eligible for an annual grant of performance-based RSUs. The award was meant to replace the award opportunity during the 6-month period of July 1, 2013 to December 29, 2013.  The Company’s award program is described below under “Cash Equivalent RSU Replacement-Material Factors.” The award will vest 25% on each anniversary of the grant date.

Management Development and Compensation Committee Decisions - 2013T

ANALYTICAL TOOLS

Historically, the Company has analyzed NEO compensation by utilizing Tally Sheets and reviewing peer group compensation data. However for 2013T, no such analysis was performed due to the transition to a privately-held Company and the shortened reporting period.

INDEPENDENT EXECUTIVE COMPENSATION ADVISOR - 2013T

In determining total compensation and allocating the elements of total compensation for Messrs. Johnson, Winkleblack, Moran and Bobby, the Committee was assisted by: (i) the ex-CEO and the ex-Chief People Officer, who made recommendations regarding potential changes to the NEO pay programs (the ex-CEO did not participate in discussions regarding his pay) based on the transition to a privately-held company; (ii) an independent executive compensation consultant from Mercer retained exclusively by the Committee to advise the Committee on all matters related to CEO and other NEO compensation for the period from April 29, 2013 until June 7, 2013; and (iii) the Total Rewards staff within the Company’s Human Resources Department, which acted as a liaison between the Committee and its executive compensation consultant and collected information and prepared materials for the Committee's use in making compensation decisions. Since the selection of the individual Mercer consultant by the Committee in Fiscal Year 2007, the Mercer consultant did not provide any services to management or other Company employees. The Committee's consultant participated in two Committee meetings during the period from April 29, 2013 until June 7, 2013.

In 2013T, Mercer received $4,133 in fees from the Company in connection with the services related to executive and director compensation. Mercer and its affiliates also received an additional $76,918 in fees from the Company in 2013T in connection with its provision of other services, which consisted primarily of services related to compensation tools and surveys, as well as our subsidiaries' generally available pension plans as requested by the pension plan trustees. The Mercer teams that provide these services are independently managed and are separate from the compensation consultant who provided executive and director compensation services. The decision to engage Mercer on all other compensation-related services was made by management and the pension plan trustees and reported to the Committee.

PERFORMANCE MEASUREMENTS - 2013T

Performance was Measured and Rewarded Based on Both:

1.	Total Company and/or business unit financial metrics; and

2.	Individual performance.

Financial Metrics

The financial metrics, as described further under “Annual Incentive Plan-Material Factors,” used for all NEO compensation programs are similar to those that the investment community uses to project the future return from a company's stock:

1.	Sales growth;

2.	Profitability; and

3.	Cash flow generation.
 _____________________

The specifics regarding how these metrics determined equity awards and incentive plan payouts are described below under “Annual Incentive Plan-Material Factors.”

Individual Performance

Our MBO process was used by the Board of Directors to establish individual performance goals for each of the current NEOs and then to measure actual results against those goals. Without any NEOs present, the Board of Directors assigned a performance rating to each current NEO.

The Company measures individual achievement based on a participant’s overall achievement of his or her MBOs, expressed as a percentage of completion (with 100% being completion of all MBOs). If a participant’s Individual Achievement is less than 50%, then he or she will not receive a bonus payout for that year even if the Business Achievement target is met. At the end of each year, the Board of Directors evaluates the CEO and reviews the individual performance evaluations that the CEO completed for each NEO.

For 2013T, the CEO and CFO had four key performance indicators that were evaluated to measure performance of the relevant MBO. Each MBO was expressed as a percentage of completion (with 100% being full completion). The MBOs included both quantitative and qualitative metrics associated with the responsibilities of each individual NEO. The results for the NEOs were 100% of target.

Additional Information - 2013T

RISK ANALYSIS OF NEO COMPENSATION POLICIES AND PRACTICES

Members of the Company’s management team reviewed the design of the Company’s annual and long-term incentive programs for NEOs in achieving the Company’s objective of an appropriate balance between risk and potential reward for executives. Based on an assessment of current programs it was concluded that the 2013T executive compensation plans were designed in a manner to:

Achieve a balance of short and long-term results aligned with key stakeholder interests;

Discourage executives from taking unnecessary or excessive risks that would threaten the reputation and/or sustainability of the Company; and

Encourage appropriate assumption of risk to the extent necessary for competitive advantage purposes.

PAYMENTS INITIATED AS A RESULT OF THE CLOSE OF THE TRANSACTION ON JUNE 7, 2013 AND TERMINATION OF EMPLOYMENT

As a result of the close of the acquisition on June 7, 2013, the following payments were used to determine the fiscal year NEOs and are included in the Bonus column of the Summary Compensation Table, because performance results were set at target levels.

1.	FY13-14 LTPP - value based on prorating target award value 55.49% (404 days out of 728 days);

2.	FY14-15 LTPP - value based on prorating target award value 8.33% (2 months out of 24 months); and

3.	FY14 LTIP - value based on prorating target award value 5.55% (2 months out of 36 months).

As a result of the close of the acquisition on June 7, 2013, the following three payments were used to determine the fiscal year NEOs and are included in the All Other Compensation column of the Summary Compensation Table:

4.	Unvested RSUs - value of unvested RSUs based on the Merger cash price $72.50 per share;

5.	Accrued Cash Dividend Equivalents - value of accrued cash dividend equivalents associated with each unvested RSU; and

6.	Outstanding Stock Options - value of the intrinsic gain from outstanding stock options based on the Merger cash price of $72.50 per share.

As a result of the close of the acquisition on June 7, 2013 and the termination of the following Plan on October 31, 2013, the payments were also used to determine the fiscal year NEOs and are included in the All Other Compensation column of the Summary Compensation Table:

1.	H. J. Heinz Company Supplemental Executive Retirement Plan - (“SERP”) payments.

Additionally, as a result of the close of the Merger on June 7, 2013 and terminations of employment, the following payments were included in the determination of the 2013T NEOs and are reported in the All Other Compensation column of the Summary Compensation Table except for pro-rated bonus which is reported as Non-Equity Incentive Plan Compensation:

1.	Severance Protection Agreement Payments

Messrs. Johnson, Winkleblack, Moran and Bobby had severance protection agreements (SPAs). Under these SPAs the following payments were made and were included in the determination of the NEOs.

All accrued compensation and a pro-rated bonus;

A lump sum payment equal to three times the sum of the executive's annual salary and his three-year actual bonus average (for Fiscal Years 2011, 2012, and 2013) as severance pay;

A lump sum payment of a retirement benefit determined by taking into account an additional three years of age, service, and contributions for purposes of calculating such retirement benefits; and

Life insurance, (except for that of William R. Johnson, which was fully funded), medical, dental, and hospitalization benefits for the former executives and their dependents for three years, at the same level as immediately prior to the change in control or at the same level as other similarly situated executives who continued in the employ of the Company. These amounts may be reduced to the extent that the executive becomes eligible for any such benefits pursuant to a subsequent employer's benefit plans.

In addition, the following payments were made, as applicable, to all NEOs, except Bernardo Hees and Paulo Basilio:

1.	Retention RSUs and Accrued Cash Dividend Equivalent - value of retention RSUs based on the Merger cash price $72.50 per share along with the value of the accrued cash dividend equivalents;

2.	Employees' Retirement System of H. J. Heinz Company Plan "A/D" for Salaried and Non-Union Hourly Employees (“Plan A”) - payments made pursuant to Plan A; and

3.	SERP - payments made under the SERP.

MANAGEMENT CHANGES IN 2013T

Effective June 7, 2013, Bernardo Hees became Chief Executive Officer and Paulo Basilio became Chief Financial Officer. Effective July 1, 2013, executive-level appointments included Kristen Clark (SVP, Chief People Officer), Fernando Pocaterra (Zone President, Latin America), and Brendan Foley (Zone President, North America).

In addition to the Company’s five new NEOs for 2013T, we have provided disclosure for W.R. Johnson and A.B. Winkleblack as former CEO and CFO, respectively. We have also provided disclosure for D.C. Moran, and T.N. Bobby in this Item 11, as required by Item 402(a)(3)(iv) of Regulation S-K, as these two executive officers would have been Company NEOs had they still been serving as an executive officer at the end of 2013T.

SUMMARY COMPENSATION TABLE (2013T)
			Bonus (1) (d)				Non-Equity Incentive Plan Compensation (g)
Name and Principal Position (a)	Year (2) (b)	Salary ($) (c)	Annual Incentive Plan Awards ($)	Long Term Incentive Awards ($)	Stock Awards ($) (e)	Option Awards (3) ($) (f)	Annual Incentive Plan Awards (4) ($)	Long Term Performance Program Awards ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings (5) ($) (h)	All Other Compensation (6) (7) (8) (9) ($) (i)	Total ($) (j)
B. Hees	2013T	561,538	—	—	—	7,290,000	1,166,667	—	—	151,275	9,169,480
Chief Executive Officer

P.L. Basilio	2013T	280,769	—	—	—	2,916,000	437,500	—	—	152,825	3,787,094
Chief Financial Officer

K.C. Clark(10)	2013T	296,827	210,000	108,603	—	729,000	—	—	—	5,453,078	6,797,508
SVP, Chief People Officer

F.E. Pocaterra(10)	2013T	325,600	46,667	123,653	—	729,000	378,933	—	39,890	3,070,320	4,714,063
Zone President, Heinz Latin
America

B.M. Foley(10)	2013T	319,405	233,333	196,270	—	1,215,000	—	—	19,987	2,349,856	4,333,851
Zone President, Heinz North
America

W.R. Johnson(11) (12)	2013T	150,000	—	2,512,956	—	—	369,566	—	50,517	107,409,498	110,492,537
Former Chairman, President &	2013	1,295,019	2,860,000	3,500,000	1,559,993	2,600,000	—	—	81,662	1,202,415	13,099,089
Chief Executive Officer	2012	1,299,618	—	—	1,560,011	2,499,997	3,400,000	4,338,125	1,794,928	1,264,140	16,156,819

A.B. Winkleblack(12)	2013T	77,885	—	428,087	—	—	87,223	—	411,615	20,179,882	21,184,692
Former Executive Vice	2013	672,414	675,000	573,750	539,983	573,748	—	—	169,241	290,402	3,494,538
President & Chief Financial	2012	674,809	—	—	540,010	573,748	801,300	697,255	172,628	308,772	3,768,522
Officer

D.C. Moran(12)	2013T	118,558	—	434,429	—	—	139,411	—	358,570	28,981,755	30,032,723
Former Executive Vice President &	2013	682,375	411,000	582,250	548,006	582,248	264,638	—	24,036	2,472,672	5,567,225
President and Chief Executive	2012	684,847	—	—	547,995	582,250	783,994	713,346	162,241	1,748,264	5,222,937
Officer of Heinz North America &
Global Infant/Nutrition

T.N. Bobby(12)	2013T	83,077	—	304,418	—	—	97,690	—	4,604,940	16,884,967	21,975,092
Former Executive Vice
President and General Counsel

_______________________

(1)
Pursuant to the separation agreements for Ms. Clark and Mr. Foley, the 2013T AIP awards were paid at 100% of target and for Mr. Pocaterra, the personal portion (20%) of the AIP reported was paid at 100% of target. Pursuant to the cash-based LTI awards, the prorated portion of the FY13-14 LTPP, FY14-15 LTPP and FY14 LTIP were paid at 100% of target.  The payments that are fixed at 100% of target pursuant to the agreements are reported in this column (d).  The portions of the awards that will be paid based on actual results against target are reported in column (g).

(2)	“2013T” represents the transition fiscal year period of April 29, 2013 to December 29, 2013. “2012 and “2013” reflect the previously disclosed fiscal year compensation.

(3)
The value of the stock option awards is equal to their grant date fair value as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation of the stock option awards in this column (f), see Note 12, "Employees' Stock Incentive Plans and Management Incentive Plans" in Item 8-"Financial Statement and Supplementary Data.

(4)
Amounts reported in this column (g) reflect the portions of the 2013T AIP awards that are attributable to either actual business unit or individual performance results against target, as described in Footnote (1) above.

(5)
Includes for 2013T for Ms. Clark and Messrs. Pocaterra, Foley, Johnson, Winkleblack, Moran, and Bobby, respectively, the following amounts: (i) the annual change in net present value of pension benefits for each executive, which is the difference between the accrued lump sum values for pension accruals as of May 1, 2013 and December 29, 2013: $0, $39,890, $19,987, $0, $411,615, $358,570, and $4,604,940, respectively; and (ii) for Mr. Johnson, the portion of interest accrued (but not currently paid or payable) on deferred compensation at a rate above 120% of the long-term Applicable Federal Rate (“AFR”): $50,517. Messrs. Hees and Basilio do not participate in this program which results in no reported value.

(6)
In accordance with SEC rules, disclosure of perquisites and other personal benefits is omitted if the aggregate amount of such compensation for an executive is less than $10,000 for the year. If the total amount is $10,000 or more, each perquisite must be identified by type, and if the amount of any perquisite exceeds the greater of $25,000 or 10% of total perquisites, the dollar value must be disclosed. Perquisites and other personal benefits provided to NEOs include financial counseling, tax preparation services, allowance for an automobile, executive group umbrella liability insurance, private security and limited use of the corporate aircraft.  Neither Messrs. Hees nor Basilio received any personal benefits from these perquisites as they elected not to participate in the programs.

(7)
In addition to the perquisites described in Footnote (6) above, this column includes for 2013T for Messrs. Hees, Basilio, Pocaterra, Foley, Johnson, Winkleblack, Moran, Bobby, and Ms. Clark, the amounts contributed by the Company under its Employee Retirement and Savings Plan and the Excess Plan: $0, $2,406, $74,819, $47,812, $664,517, $190,443, $197,359, $152,683, and $50,259, respectively. The 2013T paid premiums allocable to executive life insurance provided through the Company were $1,275 and $419 for Messrs. Hees and Basilio, respectively. The executive life premiums for the other NEOs were paid during the last full fiscal year, therefore, no premiums were paid on their behalf during 2013T. The amounts in column (i) do not include any value attributable to the Executive Estate Life Insurance Program (see the description in “Executive Estate Life Insurance Program” below).

(8)
Ms. Clark returned to the U.S. on May 31, 2013.  The Company’s Global Assignment Program (the “Program”) is designed to relocate and support employees who are sent on assignment outside their home country.  In addition to place the employees in the same economic condition in the host country as they would have been in their home country. Among other benefits, the Program provided a housing allowance comprised of a housing budget of ($50,529) and home country property management ($1,500); a utilities allowance ($2,000); destination services ($241); a cost of living allowance to help offset the difference in the cost of goods and services in the home location, compared to the cost of the same or similar goods and services in the host location ($12,219). These benefits are paid on a tax free basis. The Company also provided tax preparation services and audit support services, if needed ($20,809) and tax equalization designed to ensure that the employee pays tax at the same state and federal rates as if the employee remained in the employee's home country, including a tax payment and gross-up for additional U.S. taxes paid as a result of the global assignment ($1,147,573), and the Company will assume responsibility for foreign taxes while on assignment ($1,692,618). This arrangement is designed to ensure that there is no undue hardship or windfall due to taxes while on assignment.  The larger than normal gross-up and foreign tax payments are related to the accelerated cash payment of the Heinz equity at the time of the close of the acquisition.

Benefits under the Program that were paid to or on behalf of Ms. Clark in Canadian Dollars (“CAD”) have been converted from CAD to United States Dollars (“USD”) using the average daily exchange rate for 2013T, which was 0.96246 USD per CAD.

Mr. Moran returned to the U.S. on May 1, 2013.  The Company’s Global Assignment Program (the “Program”) is designed to relocate and support employees who are sent on assignment outside their home country.  In addition to place the employees in the same economic condition in the host country as they would have been in their home country. Among other benefits, the Program provides  a utilities allowance ($810); destination services ($1,774); a cost of living allowance to help offset the difference in the cost of goods and services in the home location, compared to the cost of the same or similar goods and services in the host location ($2,625); and a home leave allowance ($4,234). Additionally, the Program provides certain other benefits to assist employees, including shipment and storage of personal effects ($41,431). These benefits are paid on a tax free basis. The Company also provided tax preparation services and audit support services, if needed ($74,229) and tax equalization designed to ensure that the employee pays tax at the same state and federal rates as if the employee remained in the employee's home country, including a gross-up for additional U.S. taxes paid as a result of the global assignment ($2,237,144), and the Company will assume responsibility for foreign taxes while on assignment ($7,203,743). This arrangement is designed to ensure that there is no undue hardship or windfall due to taxes while on assignment.  The larger than normal gross-up and foreign tax payments are related to the accelerated cash payment of the Heinz equity at the time of the close of the acquisition.

Benefits under the Program that were paid to or on behalf of Mr. Moran in British pound sterling (“GBP”) have been converted from GBP to United States Dollars (“USD”) using the average daily exchange rate for 2013T, which was 1.5727 USD per GBP.

(9)	Messrs. Hees and Basilio received benefits associated with their personal relocation to Pittsburgh in the amount of $150,000.

(10)	Ms. Clark and Messrs. Pocaterra and Foley were separated from the Company on January 10, 2014 and no separation payments are included in the table.

(11)	Mr. Johnson received monies pursuant to a consulting arrangement with Parent as a result of his separation from the Company on June 7, 2013.

(12)
The amounts for Messrs. Johnson, Winkleblack, Moran and Bobby include an aggregate payment of $48,778,361; $12,246,929; $11,527,246; and $9,080,488, respectively, representing the payment of the cashout of equity awards that were outstanding at the Merger closing.

The following narrative provides additional information about the various 2013T compensation plans, programs, and policies reflected in the Summary Compensation Table, although the Executive Estate Life Insurance Program did not result in any compensation reported in the Table for 2013T.

Executive Estate Life Insurance Program

In December 2001, we adopted an Executive Estate Life Insurance Program (“EELIP”) for certain eligible executives. Under the EELIP, in 2001 and 2002, eligible executives relinquished compensation in exchange for a loan from the Company equal to 150% of the amount relinquished (“EELIP Loans”). The proceeds of each EELIP Loan were used to fund a life insurance policy purchased by the executive's family trust. Each of the EELIP Loans was subject to vesting, and the Company will automatically be repaid the amount of the then outstanding principal and interest of the applicable EELIP Loan from the proceeds of the policy after the death of the participant and/or the death of the participant's spouse, as applicable. Mr. Johnson had an outstanding EELIP Loan to the Company that fully vested on or before September 2003. This EELIP Loan accrues interest at the annual rate of 4.99%. As of December 29, 2013, the total amount due to the Company plus the accrued interest under the EELIP Loan was $8,799,326. The EELIP Loan to Mr. Johnson is permitted to remain outstanding under the Sarbanes-Oxley Act of 2002, so long as the terms are not materially modified.

Annual Incentive Plan-Material Factors

In 2013T, the AIP provided an annual cash incentive for possible award to the NEOs. The maximum award for any one participant was 240% of target and 120% of target for Messrs. Hees and Basilio.

Additionally, in 2013T, NEOs were eligible to earn annual cash awards with reference to the metrics established for the AIP in the following manner:

The maximum award amount for each NEO was determined as described above;

The award that would have been payable to each NEO under the AIP was determined with reference to the achievement of established metrics and other goals under the AIP (the “AIP Bonus”); and

AIP metrics are comprised of Company-wide financial metrics, business unit financial metrics, and personal goals.  The Company-wide metrics for financial performance for the 2013T AIP were:

1.	Operating Income (“OI”)

OI = NSV - operating costs

2.	Operating Free Cash Flow (“OFCF”)

OFCF = cash flow from operating activities - capital expenditures + proceeds from dispositions of property, plant, and equipment

3.	Net Sales Value (“NSV”)

NSV = gross sales - deals and allowances, excluding the impact of foreign currency

The Business Unit (“BU”) specific metrics for financial performance were:

1.	Business Unit Operating Income (“BU OI”)

BU OI = NSV - operating costs

2.	Business Unit Operating Free Cash Flow (“BU OFCF”)

BU OFCF = cash flow from operating activities - (intercompany royalties, as applicable, and dividend income/expense) - capital expenditures + proceeds from dispositions of property, plant, and equipment

3.	Business Unit Net Sales Value (“BU NSV”)

BU NSV = external gross sales - deals and allowances

For 2013T, the specific targets and weightings for the NEOs were:

Name	Weighting	Metrics	Threshold to Maximum Range
B. Hees	100%	MBOs	0%	120%
B.L. Basilio	100%	MBOs	0%	120%
K.C. Clark	80%	Total Heinz OI	90%(1)	110%
		Total Heinz OFCF	80%(1)	115%
		Total Heinz NSV	95%(1)	105%
	20%	Personal Goals	0%	200%
F.E. Pocaterra &	80%	BU OI	80%(1)	110%
B.M Foley		BU OFCF	80%(1)	115%
		BU NSV	95%(1)	105%
	20%	Personal Goals	0%	200%
W.R. Johnson	80%	Total Heinz OI	90%(1)	110%
A.B. Winkleblack		Total Heinz OFCF	80%(1)	115%
D.C. Moran		Total Heinz NSV	95%(1)	105%
T.N. Bobby
	20%	Personal Goals	0%	200%

_______________________

(1)	Minimum performance required to earn a payment under the AIP's financial metrics.

The Board of Directors assessed the Company’s performance in 2013T and the NEO’s achievement of individual MBOs in determining annual incentive bonuses under the AIP. The Company achieved 123.4% of target for OI, OFCF and NSV. The Latin America zone performance was between target and maximum of the respective financial targets.

The bonuses were paid in cash to each NEO after the end of 2013T.

GRANTS OF PLAN-BASED AWARDS (2013T)

Name		Action Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards
	Award Type			Minimum ($)	Target ($)	Maximum ($)
B. Hees	AIP (1)		June 7, 2013	$—	$1,166,667	$1,400,000
	Options (2)	October 15, 2013	October 16, 2013					3,000,000	$10.00	$7,290,000

P.L. Basilio	AIP (3)		June 7, 2013	$—	$437,500	$525,000
	Options (2)	October 15, 2013	October 16, 2013					1,200,000	$10.00	$2,916,000

K.C. Clark	AIP (4)		May 31, 2013	$210,000	$210,000	$210,000
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$166,000	$166,000
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$207,500	$207,500
	Options (2)	October 15, 2013	October 16, 2013					300,000	$10.00	$729,000
	RSU Replacement (7)	October 21, 2013	December 1, 2013	$—	$67,500	$67,500

F.E. Pocaterra	AIP (8)		May 31, 2013	$46,667	$233,333	$513,333
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$174,720	$174,720
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$218,400	$218,400
	Options (2)	October 15, 2013	October 16, 2013					300,000	$10.00	$729,000
	RSU Replacement (7)	October 21, 2013	December 1, 2013	$—	$75,000	$75,000

B.M. Foley	AIP (4)		May 31, 2013	$233,333	$233,333	$233,333
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$300,755	$300,755
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$220,553	$220,553
	Options (2)	October 15, 2013	October 16, 2013					500,000	$10.00	$1,215,000
	RSU Replacement (7)	October 21, 2013	December 1, 2013	$—	$87,500	$87,500

W.R. Johnson	Pro Rata Bonus (9)		May 31, 2013	$—	$311,293	$747,102
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$3,575,000	$3,575,000
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$4,160,000	$4,160,000

A.B. Winkleblack	Pro Rata Bonus (9)		May 31, 2013	$—	$73,469	$176,327
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$573,750	$573,750
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$1,113,750	$1,113,750

D.C. Moran	Pro Rata Bonus (9)		May 31, 2013	$—	$117,429	$281,829
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$582,250	$582,250
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$1,130,250	$1,130,250

T.N. Bobby	Pro Rata Bonus (9)		May 31, 2013	$—	$82,286	$197,486
	FY14-15 LTPP (5)	May 8, 2013	May 8, 2013	$—	$408,000	$408,000
	FY14 LTIP (6)	May 8, 2013	May 8, 2013	$—	$792,000	$792,000

_______________________

(1)
Mr. Hees’s target amount reflects the target award of 200% of base salary. The minimum amount reflects the minimum payment and the maximum amount reflects 120% of the target. The target includes a proration of 8/12ths to reflect the shortened performance period and also 7/8ths to reflect active employment during the performance period. The payment will reflect actual MBO results.

(2)	The Board of Directors met on October 15, 2013 and approved the discretionary stock option award on October 16, 2013, with a closing price as of the grant date ($10.00).

(3)
Mr. Basilio’s target amount reflects the target award of 150% of base salary. The minimum amount reflects the minimum payment and the maximum amount reflects 120% of the target. The target includes a proration of 8/12ths to reflect the shortened performance period and also 7/8ths to reflect active employment during the performance period. The payment will reflect actual MBO results.

(4)
Pursuant to Ms. Clark and Mr. Foley’s individual separation agreements, the AIP payouts will be paid at 100% of target, which is reflected in the minimum and maximum amounts set forth in the above table. The target includes a proration of 8/12ths to reflect the shortened performance period.

(5)
The target amounts reflect the target awards under our Executive Pay Guidelines. Pursuant to the award agreement, the award is prorated to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition. Upon completion of the merger on June 7, 2013, the target award payouts were prorated to reflect 2 months completed out of a possible 24 months in the two-year performance period (approximately 8.33%).

(6)
The target amounts reflect the target awards under our Executive Pay Guidelines. Pursuant to the award agreement, the award is prorated to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition. Upon completion of the merger on June 7, 2013, the target award payouts were prorated approximately 5.56% to reflect 2 months completed out of a possible 36 months during the period.

(7)	The target amounts reflect the annual target awards under our Executive Pay Guidelines prorated for 6 months.

(8)
Pursuant to Mr. Pocaterra’s separation agreement, the target amount reflects the target award under our Executive Pay Guidelines prorated 8/12ths to reflect the shortened performance period. The minimum amount reflects the minimum payment based on a successful personal rating and the maximum amount reflects maximum business unit performance along with target personal results. The payment will reflect actual business unit performance and target personal performance.

(9)
Messrs. Johnson, Winkleblack, Moran and Bobby's target amounts reflect the target awards under our Executive Pay Guidelines prorated 8/12ths to reflect the shortened performance period and also prorated for the number of days each worked during the performance period. Pursuant to the Severance Protection Agreement, the payments will reflect actual total Company performance.

The following tables and narrative provide additional information about the various 2013T compensation plans, programs, and policies reflected in the Grants of Plan-Based Awards table.

Stock Options (New Program)-Material Factors

In 2013T, the Board of Directors granted discretionary stock option awards to the current NEOs. Such stock options are scheduled to vest 100% on July 1, 2018 and to expire on July 1, 2023.

Each NEO agreed, pursuant to the stock option award agreement, non-competition, non-solicitation, and confidentiality covenants. In the event of any breach by the NEO of these covenants, the NEO must immediately return to the Company the pre-tax income resulting from any exercise of the options or any portion thereof, unless such exercise occurred more than twelve months prior to the date of the termination of the NEO's employment with the Company. A breach of these covenants could also result in the forfeiture of any unexercised portion of the options.

In the event of involuntary termination without Cause, retirement, death, and disability, the stock options granted to the NEOs would vest as if 20% of the shares vested on each annual anniversary of July 1, 2013. For all other terminations and for voluntary resignations, the unvested stock options will be forfeited. Beginning on the termination date, the exercise period is 90 days for termination without Cause and resignation and 1 year for retirement, death and disability.

For a change in control, there is an accelerated vesting at for all unvested stock options.

Messrs. Johnson, Winkleblack, Moran and Bobby did not receive stock options as they were not active employees when the awards were granted in 2013.

Long Term Performance Program-Material Factors

Pursuant to the Merger Agreement, all outstanding awards under the LTPP for Fiscal Years 2013-2014 and Fiscal Years

2014-2015 were amended to provide that each award will be paid at 100% of the applicable target, and were prorated to reflect the number of full and partial months of the award period completed prior to the closing of the acquisition.  The LTPP for Fiscal Years 2013-2014 was prorated approximately 55.5% (404 days out of a possible 728 days) and the LTPP for Fiscal Years 2014-2015 was prorated 8.33% (2 months out of a possible 24 months). The parties determined that these amendments were appropriate in light of the Company's performance prior to its entry into the Merger Agreement and the anticipated impact of the acquisition on the performance criteria applicable to these awards.

Messrs. Hees and Basilio are not participants in this program as they were not active employees when the awards were granted in 2012 and 2013.

The LTPP Fiscal Years 2013-2014 awards were structured so that in the event of a qualifying termination (retirement, death, or disability) during the first year of the performance period, the award would have been pro-rated and paid at the end of the performance period based on the actual results achieved. If a qualifying termination occurred during the second year of the performance period, the full award would have been paid (without pro-rating) at the end of the performance period based on the actual results achieved. This approach recognized the contributions of the individual to the two-year performance results. Commencing with awards for the Fiscal Years 2012 -2013 performance period, if an NEO's employment was involuntarily terminated without cause, the LTPP award is forfeited upon such separation unless a release of claims against the Company is executed by the NEO, in which case the LTPP award is prorated (if applicable) and paid in the manner described above for a qualifying termination. For all other terminations, all unpaid LTPP awards would have been forfeited.

For LTPP Fiscal Years 2014-2015, the entire award was forfeited for any termination of Employment prior to the completion of the closing of the Merger.

Each NEO agreed to non-solicitation and confidentiality covenants pursuant to their LTPP award agreements. The NEO agreed, during the term of employment and for eighteen months after termination of employment, not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of the Company’s business purposes. The NEO consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of any unpaid portion of the award to which the NEO would otherwise be entitled pursuant to the agreement.

Long Term Incentive Program (LTIP)-Material Factors

The Committee granted an LTIP cash-based award to the NEOs (excluding Messrs. Hees and Basilio) to replace the annual value awarded as RSUs and stock options. The target award values were determined in accordance with the Executive Pay Guidelines described in this CD&A. This award was scheduled to vest 100% at the earlier of the close of the acquisition or on the third anniversary of the grant date. The Award was truncated and paid based on a proration of approximately 5.56% (2 months out of a possible 36 months) to reflect the number of full and partial months of the period completed.

The RSU portion of the award is included as compensation for the year of the grant for purposes of calculating benefits for participants in the SERP and the H. J. Heinz Company Employees Retirement and Savings Plan.

Each NEO agreed to non-competition, non-solicitation, and confidentiality covenants pursuant to their award agreements. The NEOs agreed, during the term of employment and for eighteen months after termination of employment, not to compete against the Company and not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of the Company’s business purposes. The NEOs consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of the NEO's unvested award.

The award would be forfeited for any reason pertaining to Termination of Employment prior to the completion of the award period which was the earlier of the closing date of the acquisition or three years from the grant date.

Neither of Messrs. Hees or Basilio received an award as they were not active employees when the awards were granted in 2013.

Cash Equivalent RSU Replacement-Material Factors

Senior Management granted a cash-based replacement award to the NEOs, who were previously eligible for an annual grant of RSUs, to replace the award opportunity during the 6-month period of July 1, 2013 to December 29, 2013. The target award values were determined in accordance with the Executive Pay Guidelines described in this CD&A and prorated for the 6-month period. This award is scheduled to vest 25% per year on the anniversary of the grant date.

Each NEO agreed to non-competition, non-solicitation, and confidentiality covenants pursuant to their award agreements. The NEOs agreed, during the term of employment and for eighteen months after termination of employment, not to compete against the Company and not to solicit any other employee of the Company for employment outside of the Company. Each NEO also agreed, during the term of employment and any time thereafter, not to use or disclose the Company's confidential information for purposes other than the furtherance of our business purposes. The NEOs consented to the issuance of an injunction with respect to any conduct that leads to a breach of any of these covenants. A breach of these covenants could also result in the forfeiture of the NEO's unvested award.

In the event of the retirement, death or disability of an NEO, the unvested portion of the award will immediately vest and be paid as soon as administratively possible. If an NEO's employment is terminated without cause and they are not retirement eligible, any unvested portion of the award will be forfeited unless the executive executes a release of claims against the Company, in which case the award shall continue to vest in accordance with the vesting schedule, but in no event later than the last business day of the month of the one year anniversary of the Date of Termination. If an NEO's employment is terminated without cause and they are retirement eligible, the termination will be treated like retirement and any unvested portion of the award as of the termination date will be treated in the same manner as in the case of retirement, death or disability. For all other terminations, the unvested award would be forfeited.

Messrs. Hees and Basilio did not receive an award as they were not recipients of the prior annual RSU awards. Messrs. Johnson, Winkleblack, Moran and Bobby did not receive an award as they were not active employees when the award was granted in 2013.

Pro Rata Bonus-Material Factors

Pursuant to the SPA, the bonus for Messrs. Johnson, Winkleblack, Moran and Bobby reflects the amount they would have received for the year of termination based on the actual performance of the Company, prorated for the number of days employed during such year.

The following table sets forth each NEO's Outstanding Equity Awards, as of the end of 2013T:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2013T)

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
B. Hees	—	3,000,000	(1)	—	$10.00	July 1, 2023	—		—	—	—

P.L. Basilio	—	1,200,000	(1)	—	$10.00	July 1, 2023	—		—	—	—

K.C. Clark	—	300,000	(2)	—	$10.00	July 1, 2023	—		—	—	—

F.E. Pocaterra	—	300,000	(2)	—	$10.00	July 1, 2023	5,000	(3)	$362,500	—	—

B.M. Foley	—	500,000	(2)	—	$10.00	July 1, 2023	—		—	—	—

W.R. Johnson	—	—		—			—		—	—	—

A.B. Winkleblack	—	—		—			—		—	—	—

D.C. Moran	—	—		—			—		—	—	—

T.N. Bobby	—	—		—			—		—	—	—

_______________________

(1)	100% of the award is scheduled to vest on July 1, 2018 (subject to terms of Award Agreement).

(2)
Due to separation from the Company on January 10, 2014, pursuant to the terms of the stock option award agreement, the stock options listed will be cancelled because no vestings occurred prior to July 1, 2014.

(3)	Due to Mr. Pocaterra’s separation from the Company on January 10, 2014, pursuant to the amended retention RSU award agreement, the unvested portion of the award would immediately vest.

(4)
Retention RSUs (i.e., RSUs granted pursuant to retention awards) were cancelled and converted to cash awards of $72.50 per share upon the closing of the acquisition and the cash amounts remained subject to the vesting provisions applicable to the original awards.

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

The following table sets forth the stock options exercised by the NEOs and the RSUs that vested for the NEOs in 2013T:

OPTION EXERCISES & STOCK VESTED (2013T)

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
B. Hees	—	$—	—	$—

P.L. Basilio	—	$—	—	$—

K.C. Clark	—	$—	—	$—

F.E. Pocaterra (1)	—	$—	2,500	$181,250

B.M. Foley	—	$—	—	$—

W.R. Johnson	—	$—	—	$—

A.B. Winkleblack	—	$—	—	$—

D.C. Moran	—	$—	—	$—

T.N. Bobby	—	$—	—	$—

_________________

(1)
Mr. Pocaterra’s Retention RSUs (i.e., RSUs granted pursuant to retention awards) were cancelled and converted to cash awards of $72.50 per share upon the closing of the acquisition and the cash amounts remained subject to the vesting provisions applicable to the original awards. Twenty-five percent of the award vested and paid out on August 29, 2013.

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

The Pension Benefits Table below sets forth a description of the retirement benefits for the NEOs:

PENSION BENEFITS (2013T)

				Payments
		Number of	Present	During
		Years of	Value of	Last
		Credited	Accumulated	Fiscal
Name	Plan Name	Service	Benefits	Year
B. Hees	None	—	$—	$—

P.L. Basilio	None	—	$—	$—

K.C. Clark	Supplemental Executive Retirement Plan	14	$—	$504,473

F.E. Pocaterra	Supplemental Executive Retirement Plan	8	$—	$591,382

B.M. Foley	Supplemental Executive Retirement Plan	15	$—	$566,429

W.R. Johnson	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	11	$—	$496,467

	Supplemental Executive Retirement Plan	31	$—	$42,082,689

A.B. Winkleblack	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	—	$338,591	$6,378	(2)

	Supplemental Executive Retirement Plan	11	$—	$1,667,821

D.C. Moran	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	—	$349,900	$7,150	(3)

	Supplemental Executive Retirement Plan	15	$—	$1,940,262

T.N. Bobby	Plan A(1) of the H. J. Heinz Company Employees’ Retirement System	12	$4,837,154	$107,360	(4)

	Supplemental Executive Retirement Plan	33	$—	$3,985,550

_______________________

(1)	Plan A was frozen on December 31, 1992, and no additional benefit accruals were earned after that date.

(2)
As provided under Plan A, employees may transfer funds from the H.J. Heinz Company Employee Retirement and Savings Plan (“RSP”) to secure a monthly retirement income benefit.  When Mr. Winkleblack retired on June 7, 2013, he elected to transfer $170,000 to purchase a 50% Joint and Survivor benefit, with a 4% annual cost of living provision for a payment of $1,062.94 per month commencing on July 1, 2013.  Mr. Winkleblack's Present Value of Accumulated Benefits under Plan A was calculated using the FYE13 disclosure assumptions including a discount rate of 4.70% and the RP 2000 Combined White Collar Mortality Table, projected 15 years using scale AA.

(3)
As provided under Plan A, employees may transfer funds from the H.J. Heinz Company Employee Retirement and Savings Plan (“RSP”) to secure a monthly retirement income benefit.  When Mr. Moran retired on June 30, 2013, he elected to transfer $181,000 to purchase a Single Life annuity benefit, with a 4% annual cost of living provision of $1,191.61 per month commencing on July 1, 2013.  Mr. Moran's Present Value of Accumulated Benefits under Plan A was calculated using the FYE13 disclosure assumptions including a discount rate of 4.70% and the RP 2000 Combined White Collar Mortality Table, projected 15 years using scale AA.

(4)
As provided under Plan A, employees may transfer funds from the H.J. Heinz Company Employee Retirement and Savings Plan (“RSP”) to secure a monthly retirement income benefit.  When Mr. Bobby retired on June 30, 2013, he elected to transfer $2,375,000 for a 50% Joint and Survivor benefit, with a 4% annual cost of living provision of $16,634.24 per month commencing on July 1, 2013.  Additionally, Mr. Bobby was a participant in the plan prior to retirement and is also receiving a monthly annuity of $1,259.16 in the same form of payment. Mr. Bobby's Present Value of Accumulated Benefits under Plan A was calculated using the FYE13 disclosure assumptions including a discount rate of 4.70% and the RP 2000 Combined White Collar Mortality Table, projected 15 years using scale AA.

Eligible earnings under all of the retirement plans listed above except Plan A include base salary, annual bonus payments, and the portion of the value of the FY14 LTIP award associated with RSUs. The value of any stock options, any RSU replacement awards, and LTPP awards are not included as eligible earnings.

The Committee reviews annually the eligibility, costs, and competitiveness of these retirement benefits and believes that the retirement benefits afforded the NEOs meet our compensation objectives.

Plan A-Material Factors

Most U.S. full-time salaried employees hired before January 1, 1993 are entitled to retirement benefits under Plan A. These benefits are based on credited service and five-year average eligible compensation through December 31, 1992, the date on which Plan A was frozen. Messrs. Johnson and Bobby, the only NEOs who are participants in Plan A, are fully vested in this benefit.

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

For service prior to May 1, 2004, participants receive a payment equal to the product of a service-related multiple, frozen as of May 1, 2004, and the participant's final average eligible compensation during the highest five of the ten years immediately prior to retirement. The service-related multiple ranges from one for less than six years of service with the Company, to a maximum of five after 35 years of service. The service-related multiple for each NEO currently participating in the SERP is as follows: Mr. Johnson, 3.7; Mr. Winkleblack, 1.0; and Mr. Moran, 1.2 and Mr. Bobby, 3.9. Benefits under this service-related multiple formula are reduced by (i) the lump sum value of the Plan A benefit (if any), and (ii) the value of the participant's Age-Related Company Contribution Account under the Employee Retirement Savings Plan and the Excess Plan with earnings at a fixed rate of interest currently equivalent to the Moody's Aa Long Term Corporate Bond Index rate of return as such rate changes from time to time.

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

NONQUALIFIED DEFERRED COMPENSATION (2013T)

Name	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY (2) ($)	Aggregate Withdrawals / Distributions (3) ($)	Aggregate Balance at Last FYE (4) ($)
B. Hees	Excess Plan	—	—	—	—	—
	Total:	—	—	—	—	—
P.L. Basilio	Excess Plan	—	—	—	—	—
	Total:	—	—	—	—	—
K.C. Clark	Excess Plan	—	46,575	3,353	301,395	—
	Total:	—	46,575	3,353	301,395	—
F.E. Pocaterra	Deferred RSUs	—	—	—	151,018	—
	Excess Plan	—	73,318	38,696	565,201	—
	Total:	—	73,318	38,696	716,219	—
B.M. Foley	Excess Plan	—	44,016	39,749	476,240	—
	Total:	—	44,016	39,749	476,240	—
W.R. Johnson	Deferred RSUs	—	—	—	23,117,510	—
	1986 Plan	—	—	68,824	—	868,065
	Excess Plan	—	638,029	312,173	14,453,190	—
	Total:	—	638,029	380,996	37,570,700	868,065
A.B. Winkleblack	Deferred RSUs	—	—	—	8,410,623	—
	Excess Plan	—	162,357	12,050	2,137,834	—
	Total:	—	162,357	12,050	10,548,457	—
D.C. Moran	Deferred RSUs	—	—	—	7,758,019	—
	Executive Deferred Comp Plan	—	—	2,916	499,045	—
	Excess Plan	—	169,353	3,224	1,891,380	—
	Total:	—	169,353	6,140	10,148,445	—
T.N. Bobby	Deferred RSUs	—	—	—	3,015,444	—
	Executive Deferred Comp Plan	240,000	—	20,904.19	1,494,045	—
	Excess Plan	—	123,033	38,101	1,956,060	—
	Total:	240,000	123,033	59,006	6,465,549	—
_______________________

(1)	Reflects employer contributions to the Excess Plan, which are reported in the 2013T rows of the “All Other Compensation” column of the Summary Compensation Table and quantified in Footnote (4) below.

(2)
The amounts reported include earnings from the Excess Plan, the 1986 Deferred Compensation Plan, and the Executive Deferred Compensation Plan, including investment gains or losses, and interest. Included in these amounts is $50,517 in interest accrued at a rate greater than 120% of the long-term applicable federal rate under the 1986 Deferred Compensation Plan for Mr. Johnson which is reported in the 2013T row of the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(3)	Distributions were received following either termination of employment from the Company or termination of the plan.

(4)	Includes the following amounts that were reported in the Summary Compensation Table for the fiscal years in which an executive was an NEO:

The interest on deferred compensation greater than 120% of the long-term applicable federal rate under the 1986 Deferred Compensation Plan is reported in the following rows of the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table in the amounts of: $50,517 (2013T), $81,662 (2013), and $70,889 (2012), for Mr. Johnson.

The Company's contributions to the Excess Plan are included in the following rows of the “All Other Compensation” column of the Summary Compensation Table in the amounts of: $0 (2013T) for Mr. Hees; $0 (2013T) for Mr. Basilio; $46,575 (2013T) for Ms. Clark; $73,318 (2013T) for Mr. Pocaterra; $44,016 (2013T) for Mr. Foley; $638,029 (2013T), $764,507 (2013), and $895,864 (2012) for Mr. Johnson; $162,357 (2013T), $213,579 (2013), and $212,484 (2012) for Mr. Winkleblack; $169,353 (2013T), $195,708 (2013), and $209,353 (2012) for Mr. Moran; $123,033 (2013T) for Mr. Bobby.

1986 Deferred Compensation Plan-Material Factors

The 1986 Deferred Compensation Plan (the “1986 Plan”) permitted executives who were eligible under the Company’s Management Incentive Plan during 1986-87 to defer all or a part of their Fiscal Year 1986 and Fiscal Year 1987 annual bonus and LTI awards, as well as to roll over any previously deferred cash awards plus interest accrued. The 1986 Plan accounts accrue earnings at the greater of 150% of the Moody's Composite Bond Index or 15% per year. The deferred account is distributed upon age 65 in 15 equal annual installments. This program was closed in 1987 and, as such, no additional compensation may be deferred into it. Mr. Johnson participated in the 1986 Plan, and the portion of the interest accrued on this deferred compensation that was greater than 120% of the long-term applicable federal rate for 2013T is included in the Summary Compensation Table and identified in Footnote (5)(ii) to that table.

NOTE - The 1986 Deferred Compensation plan was terminated by the company effective November 30, 2013 and Mr. Johnson was due a lump sum distribution representing the present value of his account.

Executive Deferred Compensation Plan-Material Factors

The Executive Deferred Compensation Plan (the “EDCP”) permitted eligible executives to make irrevocable elections in advance of receipt to defer all or part of their annual incentive payment. The Committee determined that the EDCP was appropriate to enable executives to better plan for their retirement and manage their tax obligations.

Participants could elect a deferral period in which payments commenced no earlier than one year after the year in which the compensation was earned and no later than the retirement date. Payments of deferred amounts would occur in a lump sum of cash or shares of Heinz stock or in up to 15 equal annual installments, according to the participant's election. In electing to defer an amount under the EDCP, a participant also deferred any federal income tax obligations until the time at which the deferred amount would be paid out.

A notional account is established for each participant's deferred amounts. Investment gains and losses on amounts deferred prior to Fiscal Year 2010 were credited to the account based on one or more of the following hypothetical investments as selected by the participant: (i) cash account bearing interest at the BNY Mellon Prime Account rate; (ii) H. J. Heinz Company stock account; or (iii) phantom investment alternatives that included several funds available to all employees through the Employees' Retirement and Savings Plan, plus a fixed income option. Participants could change the future allocations of their deferred account among the various investment alternatives, but amounts that had been allocated to the H. J. Heinz Company Stock Account could not be transferred to other investment options. Deferred compensation contributions made to the EDCP after Fiscal Year 2010 earned a fixed rate of interest, and participants no longer had a choice of investment options for these deferrals. The fixed interest rate used by Heinz was based on 120% of the long-term applicable federal rate. The fixed interest rate was set annually at the beginning of October and was effective at the beginning of the next calendar year. Participants could not transfer prior deferrals into this fixed rate account or any other investment options.

Participants had no interest in any specific asset of the Company; their rights to receive payments under the EDCP were equivalent to those of an unsecured general creditor. Any and all investments remained the property of the Company. The credited earnings on each NEOs account for 2013T are included in the Non-Qualified Deferred Compensation table.

Employee Retirement and Savings Excess Plan (“Excess Plan”)-Material Factors

The Excess Plan provided supplementary benefits to the NEOs whose benefits under the Employees' Retirement and Savings Plan were limited because of the restriction on annual additions that could be made to a qualified defined contribution plan and/or the limitation on compensation that could be taken into account in calculating contributions to such a plan. Only the age-related company profit-sharing contributions were credited under the Excess Plan, and deferrals by the NEOs were not permitted. The Excess Plan also provided for contribution credit on the value of annual RSU awards and any RSU award granted on a pro-rata basis to new hires.

NOTE - Pursuant to the Merger Agreement, each of the Plans listed above, except the 1986 Plan, was fully vested and scheduled to be terminated within 1 year of the closing of the acquisition. All Plans were terminated effective October 31, 2013. Each NEO who had not yet separated and received payment was entitled to all of their benefits upon termination of the Plans.

Potential Payments Upon Termination

NOTE - The tables and footnotes below provide the disclosure required by Item 402(t) of Regulation S-K and reflect the assumption that a hypothetical termination of employment occurred on the last day of 2013T.  The below table and footnotes do not reflect the payments that were made to the former executives in connection with the Merger, which are described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

The estimated payments to each NEO triggered in the event of an involuntary termination without cause, retirement, death, or disability, as of December 29, 2013, are set forth in the table below. There are no payments triggered by an involuntary termination with cause or a voluntary termination of employment.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION (2013T)
Element	Involuntary Termination Without Cause	Retirement	Death	Disability

Severance
B. Hees (1)	$1,000,000	$—	$—	$—
P.L. Basilio (1)	$500,000	—	—	$—
K.C. Clark (2)	$900,000	—	—	—
F.E. Pocaterra (2)	$1,000,000	—	—	—
B.M. Foley (2)	$1,000,000	—	—	—
W.R. Johnson	—	—	—	—
A.B. Winkleblack	—	—	—	—
D.C. Moran	—	—	—	—
T.N. Bobby	—	—	—	—
Intrinsic Value of Accelerated Retention RSUs(3)
B. Hees	$—	$—	$—	$—
P.L. Basilio	—	—	—	—
K.C. Clark	—	—	—	—
F.E. Pocaterra	$380,000	—	—	—
B.M. Foley	—	—	—	—
W.R. Johnson	—	—	—	—
A.B. Winkleblack	—	—	—	—
D.C. Moran	—	—	—	—
T.N. Bobby	—	—	—	—
Intrinsic Value of Accelerated Stock Options(4)
B. Hees	$—	$—	$—	$—
P.L. Basilio	—	—	—	—
K.C. Clark	—	—	—	—
F.E. Pocaterra	—	—	—	—
B.M. Foley	—	—	—	—
W.R. Johnson	—	—	—	—
A.B. Winkleblack	—	—	—	—
D.C. Moran	—	—	—	—
T.N. Bobby	—	—	—	—
Intrinsic Value of Accelerated RSU Replacement (5)
B. Hees	$—	$—	$—	$—
P.L. Basilio	—	—	—	—
K.C. Clark	$50,625	—	—	—
F.E. Pocaterra	$75,000	—	—	—
B.M. Foley	$65,625	—	—	—
W.R. Johnson	—	—	—	—
A.B. Winkleblack	—	—	—	—
D.C. Moran	—	—	—	—
T.N. Bobby	—	—	—	—
Total
B. Hees	$1,000,000	$—	$—	$—
P.L. Basilio	$500,000	—	—	—
K.C. Clark	$950,625	—	—	—
F.E. Pocaterra	$1,455,000	—	—	—
B.M. Foley	$1,065,625	—	—	—
W.R. Johnson	—	—	—	—
A.B. Winkleblack	—	—	—	—
D.C. Moran	—	—	—	—
T.N. Bobby	—	—	—	—

_______________________

(1)	The severance pay plan as of January 2014 assumes 12 months of base salary with a signed release which applies to Messrs. Hees and Basilio.

(2)	Ms. Clark and Messrs. Pocaterra and Foley were separated from the Company on January 10, 2014 and received payment based on severance pay plan of 24 months of base salary with a signed release.

(3)
Retention RSUs have an accelerated vesting schedule only in the event of involuntary termination without cause and would have been forfeited for the other termination reasons. The value is based on the merger consideration of $72.50 per share of which 5,000 retention RSUs had accelerated vesting along with the value of accrued cash dividend equivalents totaling $17,500.

(4)	There is no accelerated value for stock options because the terminations occur before the first vesting date of July 1, 2014.

(5)
For involuntary termination without cause, the unvested award is forfeited; provided, however, that if there is a signed release of claims against the Company, then the unvested award will continue to vest in accordance with the vesting schedule subject to the restrictive covenants, but in no event later than the last business day of the month of the one year anniversary of the separation for Ms. Clark and Mr. Foley. Mr. Pocaterra is retirement-eligible and the termination will be treated as if he retired resulting in 100% of unvested award vesting in full and will be paid as soon as administratively possible after the termination date.

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

Under the Severance Pay Plan, modified January 2014 without affecting anyone employed by the Company on June 6, 2013, Messrs. Hees and Basilio will receive a severance payment equal to 12 months of salary following the execution of a release. The prior Severance Pay Plan allowed for a severance payment equal to 24 months of salary following the execution of a release for Ms. Clark and Messrs. Pocaterra and Foley. Severance payments are generally made in a cash lump sum, but may occasionally be made in periodic payments at the Company’s discretion as soon as administratively feasible after the termination of employment and after the former NEO's executed release has become irrevocable.

In the event that an NEO is rehired within one year after such termination of employment, the NEO will be required to refund to the Company the portion of any severance pay that exceeded the amount of earnings the individual would have received as an employee of the Company between the time of termination and rehire.

Potential Payments Upon Change in Control

NOTE - The tables and footnotes below provide the disclosure required by Item 402(t) of Regulation S-K and reflect the assumption that a hypothetical termination change in control occurred on the last day of 2013T.  The table and footnotes do not reflect the payments that were and will be made to the former NEOs in connection with the Merger and termination, which are described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

The estimated payments to each NEO triggered in the event of a change in control of the Company on December 29, 2013 without termination of employment are set forth in the table below. There are no payments triggered by an involuntary termination for cause or a voluntary termination of employment following the Change in Control.

SUMMARY OF POTENTIAL PAYMENT UPON CHANGE IN CONTROL FOR NAMED EXECUTIVE OFFICERS (2013T)

Element	Change in Control
Intrinsic Value of Accelerated Stock Options
B. Hees	$—	(1)
P.L. Basilio	—	(1)
K.C. Clark	—	(2)
F.E. Pocaterra	—	(2)
B.M. Foley	—	(2)
W.R. Johnson	—
A.B. Winkleblack	—
D.C. Moran	—
T.N. Bobby	—

Intrinsic Value of Accelerated RSU Replacement
B. Hees	$—
P.L. Basilio	—
K.C. Clark	—	(3)
F.E. Pocaterra	—	(3)
B.M. Foley	—	(3)
W.R. Johnson	—
A.B. Winkleblack	—
D.C. Moran	—
T.N. Bobby	—

Total
B. Hees	$—
P.L. Basilio	—
K.C. Clark	—
F.E. Pocaterra	—
B.M. Foley	—
W.R. Johnson	—
A.B. Winkleblack	—
D.C. Moran	—
T.N. Bobby	—

_______________________

(1)
All stock options immediately vest at the time of the change in control; therefore, there is an acceleration of the unvested stock option awards. However, no intrinsic value is reported based on the assumed closing stock price of $10.00.

(2)
Effective January 10, 2014, Ms. Clark and Messrs. Pocaterra and Foley were separated from the Company an all unvested stock options were cancelled per the provisions in the stock option award agreement.

(3)
The value of the accelerated award will follow the involuntary separation provision instead of the change in control provision because the individual ceased working for the Company on January 10, 2014.

Board of Directors Report

The Board of Directors of the Company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has included such CD&A in this Form 10-K.

Director Compensation for the period April 29, 2013 through December 29, 2013

Upon the Merger, the membership of the Board of Directors of the Company was revised as otherwise set forth in this Form 10K. The following table and narrative sets forth the compensation paid to the non-employee directors of the Company in 2013T for the period April 29, 2013 through December 29, 2013. It also reflects the payments that were made to the non-employee directors in connection with the Merger (if any), which were described in detail in the definitive proxy statement for the acquisition filed with the SEC on March 27, 2013.

Name (a)	Fees Earned Or Paid in Cash ($)(b)(1)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($)(g)	Total ($)(h)
Charles E. Bunch	285,593	—	—	—	—	—	285,593
Leonard S. Coleman	759,396	—	—	—	—	—	759,396
John G. Drosdick	1,630,576	—	—	—	—	—	1,630,576
Edith E. Holiday	2,496,813	—	—	—	—	—	2,496,813
Candace Kendle	278,093	—	—	—	—	—	278,093
Franck J. Moison	42,500	—	—	—	—	—	42,500
Dean R. O'Hare	311,380	—	—	—	—	—	311,380
Nelson Peltz	287,093	—	—	—	—	—	287,093
Dennis H. Reilley	1,639,576	—	—	—	—	—	1,639,576
Lynn C. Swann	294,593	—	—	—	—	—	294,593
Thomas J. Usher, Presiding Director	4,046,159	—	—	—	—	—	4,046,159
Michael F. Weinstein	2,353,815	—	—	—	—	—	2,353,815

_______________________

(1)
Amounts reported in column (b) for each of Mr. O’Hare, Mr. Swann, Mr. Usher, and Mr. Weinstein include fees paid for their service on the Special Litigation Committee appointed by the Board of Directors in connection with the acquisition. In addition, the amounts reported for the former directors, except Mr. Moison, include restricted stock cash equivalent payments based on the Merger consideration of $72.50 per share and accrued cash dividends.

Prior to June 7, 2013, Directors were reimbursed for travel to Board of Directors' meetings for their actual out-of-pocket travel cost, up to the cost of a first-class, commercial airline ticket. The Company could, at its discretion, provide transportation via Company-operated aircraft or third-party charter aircraft. Directors were reimbursed for reasonable expenses incurred while traveling to or from Board of Directors' meetings or while conducting business on behalf of the Company. To the extent a director or a director's spouse used the Company aircraft for personal travel, the director would receive imputed income for such use at the Standard Industry Fare Level established by the Internal Revenue Service, and the aggregate incremental cost of such use, if any, is included in the “All Other Compensation” column in the table above.

As of the end of 2013T, non-employee directors who were on the Board prior to January 31, 1994 will receive, upon retirement on or after age 70, a pension benefit for life equivalent to $30,000 annually.

Mr. Johnson, the only employee director in 2013T, received no additional compensation for serving on the Board or any committee.

Director Compensation for the period June 7, 2013 through December 29, 2013

The following table and narrative sets forth the compensation paid to the non-employee directors of the Company in 2013T for the period June 7, 2013 through December 29, 2013.

Name (a)	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gregory Abel	—	$100,000	$121,500	—	—	—	$221,500
Alexandre Behring*	—	$200,000	$243,000	—	—	—	$443,000
Warren E. Buffett (5)	—	—	—	—	—	—	—
Tracy Britt Cool	—	$100,000	$121,500	—	—	—	$221,500
Jorge Paulo Lemann	—	$100,000	$121,500	—	—	—	$221,500
Marcel Hermann Telles	—	$100,000	$121,500	—	—	—	$221,500
_______________________

Per the October 15, 2013 Board of Directors resolution, Board of Directors compensation is set as follows:
(1)	Retainer to be paid in arrears on December 31 of each year of $50,000, with the Chairman receiving $100,000.

(2)
In lieu of a cash retainer payment, all Directors have an option to elect to receive two times the value of their retainer in Restricted Stock Units (RSUs). All directors elected to receive RSUs other than Mr. Buffet who chose to receive no compensation.

(3)	All Directors were entitled to a one-time Stock Option grant of $500,000 notional with the Chairman receiving $1,000,000 notional.

Stock Options cliff vest in five (5) years. (Mr. Buffet declined to receive options or any other compensation.) Option award values were calculated using a Black-Scholes valuation of fair market value.

(4)	Stock options were received on October 16, 2013 and vest on July 1, 2018.

(5)	Mr. Buffet elected to receive no compensation for his service as a Director.

* Denotes Chairman of the Board

Since June 7, 2013, Directors are reimbursed for travel to Board of Directors' meetings for their actual out-of-pocket travel costs. The Company may, at its discretion, provide transportation via third-party charter aircraft. Directors are reimbursed for reasonable expenses incurred while traveling to or from Board of Directors' meetings or while conducting business on behalf of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Principal Shareholders
There are currently 100 shares of the Company’s common stock, no par value, issued and outstanding. All of the issued and outstanding common stock of the Company is held by Holdings. Hawk Acquisition Intermediate Corporation I (“Intermediate Holdings”) holds all the issued and outstanding common stock of Holdings. Parent holds all of the issued and outstanding common stock of Intermediate Holdings.

The following table describes the beneficial ownership of Parent's common stock as of December 29, 2013 by each person known to the Company to beneficially own more than five percent of Parent's common stock. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying the warrant beneficially owned by that person that are exercisable within 60 days following December 29, 2013 but not for any other person. The beneficial ownership percentages reflected in the table below are based on 850,000,000 shares of Parent's common stock outstanding as of December 29, 2013.
Notwithstanding the beneficial ownership of common stock presented below, a shareholders agreement governs the Sponsors’ exercise of their voting rights with respect to the election of directors and certain other material events. The parties to this shareholders’ agreements (e.g., the Sponsors and Parent) have agreed that all shares of the Sponsors shall be voted in accordance with the provisions thereof, including with respect to the election the board of directors of Parent and its subsidiaries (including the Company). See the “Corporate Governance - Election of Members to the Board of Directors” in Item 10, “Directors, Executive Officers and Corporate Governance” and Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”
Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name and Address	Number of Shares Beneficially Owned	Percent of Common Stock

3G Special Situations Fund III, L.P. (2)	425,000,000(1)	50.00%(1)
Berkshire Hathaway Inc. (3)	471,195,652(1)	52.58%(1)
Gregory Abel	—	—
Alexandre Behring	—	—
Tracy Britt Cool	—	—
Warren E. Buffett	471,195,652(3)	52.58%(3)
Jorge Paulo Lemann	—	—
Marcel Herrmann Telles	—	—
All directors and executive officers as a group	—	—

(1)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days. Each of 3G Special Situations Fund III, L.P. and Berkshire Hathaway Inc. beneficially own 425,000,000 shares of common stock of Holdings. In addition, in connection with the Merger and the transactions contemplated thereby, Berkshire Hathaway Inc. was granted a warrant to purchase 46,195,652 shares of common stock of Holdings at an exercise price of $0.01 per share.

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

(3)
Berkshire Hathaway Inc., a diversified holding company whose address is 3555 Farnam Street, Omaha, NE 68131, owns an aggregate of 425,000,000 shares of common stock of Holdings, and has the right to acquire an additional 46,195,652 shares of common stock under the Warrant. Warren E. Buffett, the Chairman and CEO of Berkshire Hathaway Inc., may be deemed to control Berkshire Hathaway Inc., and therefore may be deemed to beneficially own the shares of common stock of Holdings beneficially owned by Berkshire Hathaway Inc.
Equity Compensation Plan Information
In connection with the Merger, which was completed on June 7, 2013, all compensation plans under which equity securities were authorized for issuance have been terminated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
The Related Person Transaction Policy of the Board ensures that the Company's transactions with certain persons are not inconsistent with the best interests of the Company. A “Related Person Transaction” is a transaction with the Company in an amount exceeding $120,000 in which a Related Person has a direct or indirect material interest. A “Related Person” includes the executive officers, directors, nominees to the Board of Directors, and more than five percent shareholders of the Company, and any immediate family member of such a person. Under the Company's written Related Person Transaction Policy, Company management screens for any potential Related Person Transactions, primarily through the annual circulation of a Directors and Officers Questionnaire (“D&O Questionnaire”) to each member of the Board of Directors and each officer of the Company that is an executive officer. The D&O Questionnaire contains questions intended to identify Related Persons and transactions between the Company and Related Persons. If a Related Person Transaction is identified, such transaction is brought to the attention of the Corporate Governance Committee for its approval, ratification, revision, or rejection in consideration of all of the relevant facts and circumstances.
Shareholders Agreement
In connection with the Merger, on June 7, 2013, Parent entered into a shareholders agreement with the Sponsors, which governs, among other things, the Sponsors’ respective rights, duties and obligations with respect to the ownership of Parent's securities, including the nomination and election of the members of the board of directors of each of Holdings, Intermediate Holdings, Parent and the Company. For so long as each Sponsor owns at least 66% of the common stock of Parent originally acquired by such Sponsor, such Sponsor is entitled to nominate and elect three representatives to the board of directors of Parent and each of its subsidiaries (including the Company).If either Sponsor’s ownership of common stock of Parent falls below such threshold, such Sponsor shall retain the right to nominate and elect a lesser number of representatives to such boards of directors, which number of representatives would be linked to such Sponsor’s percentage ownership of the originally acquired common stock of Parent.
Director Independence Standards

We are a privately held corporation. As the Company is no longer listed on any exchange, we are no longer subject to any listing standards for director independence.

Item 14.	Principal Accountant Fees and Services.
Relationship with Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP has been the independent registered public accounting firm and has audited the consolidated financial statements of the Company since 1979. In addition to performing the audit of the Company's consolidated financial statements, PricewaterhouseCoopers LLP provided various audit-related and tax services during the transition period ending December 29, 2013.

The following table shows fees for professional services rendered by PricewaterhouseCoopers LLP for the transition period as well as the past two fiscal years (in thousands):

	Transition Period	Fiscal Year 2013	Fiscal Year 2012
Audit Fees(1)	$10,043	$9,053	$8,165
Audit-Related Fees(2)	357	1,446	1,159
Tax Fees
Tax Compliance(3)	604	644	620
Other Tax Services(4)	619	2,164	842
All Other Fees	—	—	—
Total Fees	$11,623	$13,307	$10,786

(1) Audit fees relate to professional services rendered for the integrated audit of the consolidated financial statements of the Company and of the Company's internal control over financial reporting (FY13 and FY12), the audit of the consolidated financial statements of the Company for the transition period ended December 29, 2013, audits of the financial statements of certain subsidiaries and certain statutory audits, reviews of the Company's quarterly consolidated financial statements, and procedures in connection with comfort letters, consents and other services related to Securities and Exchange Commission filings. The Audit fee for the transition period ended December 29, 2013 also includes the audit of our financial statements for the period from April 29 through June 7, 2013.

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
The Board of Directors prohibits the Company or any of its affiliates from receiving services from the Company's independent registered public accounting firm that could be considered to have an impact on independence and services prohibited by the Sarbanes-Oxley Act of 2002 and SEC regulations.
In accordance with Board policy and legal requirements, all services to be provided by the independent registered public accounting firm in a category are pre-approved by the Board of Directors prior to engagement. The pre-approved services are budgeted, and the Board requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

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

	(iv)	H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan.
	(v)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(vi)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

	(vii)	Form of H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.
	(viii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(ix)
H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012) is incorporated herein by reference to Exhibit 10(a)(xxiii) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(x)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xiii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xiv)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xv)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlv) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xvi)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlvi) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

	(xvii)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2012-2013).
	(xviii)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2013-2014).
	(xix)	Form of Long-Term Incentive Program Award and Agreement (Fiscal Year 2014).
	(xx)	Form of Long-Term Performance Program Award Agreement (Fiscal Years 2014-2015).
	(xxi)	Amendment No. 1, effective May 31, 2013, to the H. J. Heinz Company Supplemental Executive Retirement Plan, as amended and restated effective November 12, 2008.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document

Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

H. J. HEINZ COMPANY
(Registrant)
By:	/s/ Paulo Basilio
Paulo Basilio
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated. March 7, 2014.

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	March 7, 2014
Bernardo Hees	(Principal Executive Officer)
/s/ Paulo Basilio	Chief Financial Officer	March 7, 2014
Paulo Basilio	(Principal Financial Officer)
/s/ Robert Bonacci	Corporate Controller	March 7, 2014
Robert Bonacci	(Principal Accounting Officer)
*	Director	March 7, 2014
Gregory Abel
*	Director	March 7, 2014
Alexandre Behring
*	Director	March 7, 2014
Tracy Britt Cool
*	Director	March 7, 2014
Warren Buffett
*	Director	March 7, 2014
Jorge Paulo Lemann
*	Director	March 7, 2014
Marcel Herrmann Telles

* /s/ Paulo Basilio		March 7, 2014
Paulo Basilio Attorney-in-Fact

Schedule II
H. J. Heinz Company and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Successor Period February 8, 2013 to December 29, 2013, Predecessor Period April 29, 2013 to June 7, 2013, and Fiscal Years Ended April 28, 2013 and April 29, 2012
(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Exchange	Balance at end of period
Successor period ended December 29, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$—	$1,805	$1,191	$70	$684
Other receivables	$—	$98	$—	$—	$98
Predecessor period ended June 7, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$7,957	$(125)	$268	$(4)	$7,560
Other receivables	$360	$47	$—	$—	$407
Fiscal year ended April 28, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,680	$1,937	$4,484	$(176)	$7,957
Other receivables	$607	$(183)	$64	$—	$360
Fiscal year ended April 29, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Trade receivables	$10,909	$4,220	$3,807	$(642)	$10,680
Other receivables	$503	$108	$8	$4	$607

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

(o)
Joinder to Registration Rights Agreement dated as of June 7, 2013, by and among H.J. Heinz Company and each of the subsidiaries listed on Schedule 1 thereto, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as Representatives of the several Initial Purchasers listed in Schedule 1 thereto, is incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated June 13, 2013.

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

	(iv)	H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan.
	(v)	H. J. Heinz Company Executive Estate Life Insurance Program is incorporated herein by reference to Exhibit 10(a)(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
(vi)
H. J. Heinz Company Senior Executive Incentive Compensation Plan, as amended and restated effective January 1, 2008, is incorporated herein by reference to Exhibit 10(a)(xiii) to the Company's Quarterly Report on Form 10-Q for the quarterly period ending July 30, 2008.

	(vii)	Form of H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.
	(viii)	Form of Revised Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2008.
(ix)
H. J. Heinz Company Annual Incentive Plan (as amended and restated effective January 1, 2008, as amended June 12, 2012) is incorporated herein by reference to Exhibit 10(a)(xxiii) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(x)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xi)
Form of Fiscal Year 2010-11 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to the Exhibit 10(a)(xxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2009.

(xii)
Form of Fiscal Year 2012 Restricted Stock Unit Award and Agreement (U.S. Employees - Retention) is incorporated herein by reference to Exhibit 10(a)(xl) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xiii)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xiv)
Form of Fiscal Year 2012-13 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2011.

(xv)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlv) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

(xvi)
Form of Fiscal Year 2013-14 Long-Term Performance Program Award Agreement (Non-U.S. Employees) is incorporated herein by reference to Exhibit 10(a)(xlvi) of the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

	(xvii)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2012-2013).
	(xviii)	Form of Amendment to Long-Term Performance Program Award Agreement (Fiscal Years 2013-2014).
	(xix)	Form of Long-Term Incentive Program Award and Agreement (Fiscal Year 2014).
	(xx)	Form of Long-Term Performance Program Award Agreement (Fiscal Years 2014-2015).
	(xxi)	Amendment No. 1, effective May 31, 2013, to the H. J. Heinz Company Supplemental Executive Retirement Plan.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
24	Powers of attorney of the Company's directors.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by Bernardo Hees.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by Paulo Basilio.
32(a)	Certification by the Chief Executive Officer Relating to the Annual Report Containing Financial Statements.
32(b)	Certification by the Chief Financial Officer Relating to the Annual Report Containing Financial Statements.
101.INS	XBRL	Instance Document
101.SCH	XBRL	Schema Document
101.CAL	XBRL	Calculation Linkbase Document
101.LAB	XBRL	Labels Linkbase Document
101.PRE	XBRL	Presentation Linkbase Document
101.DEF	XBRL	Definition Linkbase Document